Form 10-Q
period 1995-03-31
CONMED CORP
filed 1995-05-15
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1995.           Commission File Number 0-16093



                               CONMED CORPORATION
           (Exact name of the registrant as specified in its charter)




          New York                                               16-0977505
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



   310 Broad Street, Utica, New York                               13501
(Address of principal executive offices)                         (Zip Code)



                                 (315) 797-8375
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]   No  [  ]


         The number of shares outstanding of registrant's common stock, as of April 4, 1995 is 7,127,254 shares.

                               CONMED CORPORATION


                               TABLE OF CONTENTS
                                   FORM 10-Q


                          PART I FINANCIAL INFORMATION



    Item Number


         Item 1.  Financial Statements

                  - Consolidated Statements of Income

                  - Consolidated Balance Sheets

                  - Consolidated Statements of Cash Flows

                  - Notes to Consolidated Financial Statements




         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations




                           PART II OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K



         Signatures

Item 1.
                               CONMED CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands except per share amounts)
                                  (unaudited)

                                                            For the three months ended
                                                            --------------------------
                                                                April  1,   March 31,
                                                                  1994        1995
                                                               ---------    ---------
Net sales ..................................................   $  17,838    $  19,753
                                                               ---------    ---------

Cost and expenses:
  Cost of sales ............................................      10,004       10,725
  Selling and administrative ...............................       5,398        5,338
  Research and development .................................         525          664
                                                               ---------    ---------

         Total operating expenses...........................      15,927       16,727
                                                               ---------    ---------


Income from operations .....................................       1,911        3,026

Interest income (expense), net .............................        (147)        (194)
                                                               ---------    ---------

Income before taxes ........................................       1,764        2,832

Provision for income taxes .................................         617          992
                                                               ---------    ---------

Net income .................................................   $   1,147    $   1,840
                                                               =========    =========



Weighted average common shares and equivalents .............       6,305        6,922
                                                               =========    =========



Earnings per share .........................................   $     .18    $     .27
                                                               =========    =========

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                     ASSETS
                                                              December 30,  March 31,
                                                                  1994        1995
                                                               ---------   ---------
                                                                          (unaudited)
Current assets:
  Cash and cash equivalents ................................   $   3,615   $     955
  Accounts receivable, net .................................      13,141      18,115
  Inventories (Note 4) .....................................       9,620      16,241
  Deferred income taxes ....................................       1,494       1,494
  Prepaid expenses and other current assets ................         451         579
                                                               ---------   ---------
         Total current assets ..............................      28,321      37,384
Property, plant and equipment, net .........................      16,227      17,706
Covenant not to compete ....................................       1,530       1,486
Goodwill ...................................................      13,109      40,077
Patents, trademarks, and other assets ......................       2,917       5,760
                                                               ---------   ---------
         Total assets ......................................   $  62,104   $ 102,413
                                                               =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ........................   $   2,500   $   3,000
  Accounts payable .........................................       1,539       3,080
  Income taxes payable .....................................         455       1,351
  Accrued payroll and withholdings .........................       2,571       2,994
  Accrued pension ..........................................         307         446
  Accrued patent litigation ................................       2,360       2,359
  Other current liabilities ................................         430       2,932
                                                               ---------   ---------
         Total current liabilities..........................      10,162      16,162
Long-term debt .............................................       6,875      17,000
Deferred income taxes ......................................       1,011       1,011
Accrued pension ............................................         276         276
Long term leases ...........................................        --         3,871
Other long-term liabilities ................................        --           685
Deferred compensation ......................................         719         755
                                                               ---------   ---------
      Total liabilities ....................................      19,043      39,760
                                                               ---------   ---------

                               CONMED CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Continued)
                      (in thousands except share amounts)

                                                              December 30,  March 31,
                                                                  1994        1995
                                                               ---------   ---------
                                                                          (unaudited)
Shareholders' equity:
  Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding .......        --          --
  Common stock, par value $.01 per share;
         20,000,000 authorized; 6,039,414 and
         7,127,254 issued and outstanding
      in 1994 and 1995, respectively .......................          60          71
  Paid-in capital ..........................................      23,532      41,273
  Retained earnings ........................................      19,469      21,309
                                                               ---------   ---------
                                                                  43,061      62,653
                                                               ---------   ---------
         Total liabilities and shareholders' equity ........   $  62,104   $ 102,413
                                                               =========   =========

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         For the three months ended
                                                         --------------------------
                                                            April 1,    March 31,
                                                              1994        1995
                                                            --------    --------
Cash flows from operating activities:
  Net income ............................................   $  1,147    $  1,840
                                                            --------    --------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ...................................        721         641
         Amortization ...................................        371         300
         Increase (decrease) in cash flows
           from changes in assets and liabilities,
           net of effects from acquisitions
                  Accounts receivable ...................       (749)       (299)
                  Inventories ...........................       (212)       (923)
                  Prepaid expenses and other assets .....         98        (448)
                  Accounts payable ......................        677         346
                  Income tax payable ....................        470         896
                  Accrued payroll and withholdings ......        636        (472)
                  Accrued pension .......................        (57)        139
                  Accrued patent litigation costs .......        (63)         (1)
                  Other current liabilities .............       (101)        379
                  Deferred income taxes/other liabilities         28         129
                                                            --------    --------
                                                               1,819         687
                                                            --------    --------
         Net cash provided by operations ................      2,966       2,527
                                                            --------    --------
Cash flows from investing activities:
  Cash used to liquidate liabilities
    associated with the Birtcher acquisition ............       --        (8,282)
  Acquisition of property, plant, and equipment .........       (670)     (1,684)
                                                            --------    --------
         Net cash provided (used) by
           investing activities .........................       (670)     (9,966)
                                                            --------    --------
Cash flows from financing activities:
  Proceeds of long term debt ............................        --       11,250
  Payments on long-term debt ............................     (1,250)     (6,471)
                                                            --------    --------
      Net cash provided (used) by
           financing activities .........................     (1,250)      4,779
                                                            --------    --------
Net increase (decrease) in cash
  and cash equivalents ..................................      1,046      (2,660)
Cash and cash equivalents at beginning of year ..........      1,978       3,615
                                                            --------    --------
Cash and cash equivalents at end of period ..............   $  3,024    $    955
                                                            ========    ========

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Consolidation

         The consolidated financial statements include the accounts of CONMED Corporation (the Company), and its subsidiaries. The Company is primarily engaged in the development, manufacturing and marketing of disposable medical products and related devices. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Interim financial information

         The statements for the three months ended April 1, 1994 and March 31, 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 29, 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended April 1, 1994 and March 31, 1995 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 29, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1993 and December 30, 1994 included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

Note 3 - Earnings per share

         Earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Common stock equivalents consisting of stock options and warrants totalled 287,000 and 682,000 for the quarters ended April 1, 1994 and March 31, 1995, respectively.

Note 4 - Inventories

The components of inventory are as follows (in thousands):

                                                December 30,  March 31,
                                                    1994        1995
                                                  --------   --------
          Raw materials .......................   $  4,154   $  7,273
          Work-in-process .....................      1,851      1,417
          Finished goods ......................      3,615      7,551
                                                  --------   --------
                                                  $  9,620   $ 16,241
                                                  ========   ========

Note 5 - Acquisition

         On March 14, 1995, the Company acquired certain assets and the business of Birtcher Medical Systems for approximately 1,080,000 shares of CONMED common stock valued at $17,750,000 and the assumption of net liabilities totaling approximately $9,300,000. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. The transaction was accounted for using the purchase method of accounting. Goodwill is being amortized over a 40 year period while other intangible assets are being amortized over periods ranging from five to ten years. The allocation of the purchase price for this acquisition is based on management's preliminary estimates; it is possible that re-allocations will be required during the next twelve months as additional information becomes available. Management does not believe that such re-allocation will have a material effect on the Company's results of operations or financial position.

On an unaudited pro forma basis, assuming the purchase had occurred as of the beginning of the period, the consolidated results of the Company would have been as follows: (in thousands, except per share amounts):

                                     For the Quarter            For the Quarter
                                   Ended April  1, 1994       Ended March 31, 1995
                                   --------------------       --------------------
Pro forma revenues                      $24,538                        $24,614
                                        =======                        =======

Pro forma net income                    $   495                        $ 2,349
                                        =======                        =======

Pro forma earnings per
    common, and common
    equivalent share                    $   .07                        $   .30
                                        =======                        =======


Note 6 - Stock Split

         On November 22, 1994, the Board of Directors of the Company declared a three-for-two split of the Company's common stock, to be effected in the form of a stock dividend, payable on December 27, 1994 to shareholders of record on December 8, 1994. Accordingly, common stock, retained earnings, earnings per share, the number of shares outstanding, and the weighted average number of shares and equivalents outstanding, have been restated to retroactively reflect the split.

Note 7 - Legal Matters

         The Company has been informed that the appellate court considering the Company's appeal of a lower court's $2,100,000 award to a competitor in a previously disclosed patent infringement matter has been affirmed. Adequate provision for the damage award was made in 1993. The Company believes that accounting reserves for this matter are adequate and that no additional charge to expense is required. The Company continues to review its options with respect to this situation.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 Three months ended March 31, 1995 compared to three months ended April 1, 1994

         Sales for the quarter ended March 31, 1995 were $19,753,000, an increase of 10.7% compared to sales of $17,838,000 in the quarter ended April 1, 1994. A significant portion of this sales increase results from the effects of the Birtcher Medical acquisition in March 1995.

         Cost of sales also increased to $10,725,000 in the current quarter compared to the $10,004,000 in the same quarter a year ago as a result of increased sales volume. The gross margin percentage increased to 45.7% from 43.9%. The increase in gross margins is a result of increasing economies of scale and manufacturing efficiencies. During the later part of 1994, the Company consolidated its ECG wire and plastic molding operations in one location which reduced manufacturing expense as a percentage of sales.

         Selling and administrative costs decreased to $5,338,000 compared to $5,398,000 in the first quarter of 1994. This decrease in selling and administrative costs is a result of a covenant not to compete relative to Aspen becoming fully amortized in late 1994 with no required amortization in 1995. Additionally, marketing expense in the first quarter of 1994 was higher than the first quarter of 1995 due to costs associated with the launch of a new product. The Company anticipates that selling and administrative costs will increase in future quarters as the impact of the Birtcher acquisition in March 1995 is incorporated in the Company's consolidated financial statements for a full quarterly period. As a percentage of sales, however, management believes that selling and administrative expense will continue to decline due to sales productivity and economies of scale. In the first quarter of 1995, selling and administrative expense costs declined to 27.0% from 30.2% in the comparable period of 1994.

         Research and development expense increased to $664,000 for the first quarter of 1995 compared to $525,000 during the same period last year. Efforts to develop products for the less invasive surgery marketplace are contributing to the increased expenditures.


         The first quarter of 1995 had interest expense of $194,000 compared to interest expense of $147,000 in the first quarter of 1994. The interest expense results from the increasing interest rates together with increased amounts of debt outstanding due to the Birtcher acquisition.

         The provision for income tax increased in 1995 due to the higher income before tax. The Company's estimated effective income tax rate is 35.0%.


Liquidity and Capital Resources

         Cash flows generated or used by operating, investing, and financing activities for the first quarters of 1994 and 1995 are disclosed in the consolidated Statements of Cash Flows. Cash flows from operations were $2,966,000 for the first three months of 1994 and $2,527,000 for the first three months of 1995. Operating cash flows for the first quarter of 1995 were aided by higher net income compared to the same period in 1994. Depreciation and amortization in 1995 were somewhat reduced from 1994 amounts due to assets related to the Aspen laboratories acquisition in 1989 becoming fully depreciated and amortized in late 1994. This reduction in depreciation and amortization was somewhat offset due to the effects of including Birtcher for approximately two weeks in the first quarter of 1995 subsequent to its acquisition. First quarter 1995 cash flows from operations were negatively impacted by increases in accounts receivable, inventories and prepaid expenses and other assets. Payment of accrued payroll items also reduced cash flow. Adding to cash flows from operations were increases in accounts payable, income tax payable, accrued pension and other liabilities.

         Net cash used by investing activities was $9,966,000 in the first quarter of 1995 compared to $670,000 in the first quarter of 1994. Cash amounting to $8,282,000 was used to liquidate liabilities assumed in the Birtcher acquisition including employee severance costs, legal settlements, accounts payable and cash acquisition costs. Additions to property, plant and equipment for the first quarter of 1995 totalled $1,684,000. Included in this amount was the purchase of land and building in Rome, New York amounting to $1,200,000 which will be used by the Company for manufacturing expansion.

         Cash flows from financing activities were $4,779,000 in the first three months of 1995. The Company refinanced its existing bank debt, as described below, and received $11,250,000 in additional proceeds. Loan payments included $625,000 on the Company's debt and $5,846,000 to Birtcher's bank to liquidate debt assumed in the acquisition.

         Management believes that cash generated from operations, its current cash resources, and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future. Should the Company be required to pay the $2,100,000 patent infringement damage award, cash is available from operations and from the Company's revolving credit facility.

         The Company's credit facility consists of a $30,000,000 secured term loan and secured revolving line of credit of $10,000,000. As of March 31, 1995, $20,000,000 was outstanding under the term loan with no borrowings outstanding on the revolving line of credit.

         The term loan is payable over five years at an interest rate of 1.625% over LIBOR. The revolving line of credit terminates on April 1, 1998 and carries an interest rate of 1.5% over LIBOR.

Item 6. Exhibits and Reports on Form 8-K


List of Exhibits - None












Reports on Form 8-K

Form 8-K dated March 28, 1995 was filed explaining the consummation of the Birtcher acquisition on March 14, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      CONMED CORPORATION
                                                         (Registrant)




Date:  May 12, 1995



                                                 /s/ Robert D. Shallish Jr.
                                                 -------------------------------
                                                 Robert D. Shallish, Jr.
                                                 Vice President - Finance
                                                 (Principal Financial and
                                                 Accounting Officer)