Form 10-Q
period 1995-06-30
CONMED CORP
filed 1995-08-11
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1995.           Commission File Number 0-16093



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


         The number of shares outstanding of registrant's common stock, as of July 20, 1995 is 7,190,254 shares.

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


  Signature

                               CONMED CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands except per share amounts)
                                  (unaudited)

                                     For the three months ended         For the six months ended
                                     --------------------------         -------------------------
                                      July  1,         June 30,         July  1,         June 30,
                                        1994             1995             1994             1995
                                      --------         --------         --------         --------
Net sales ....................        $ 17,547         $ 25,875         $ 35,385         $ 45,628
                                      --------         --------         --------         --------

Cost and expenses:
  Cost of sales ..............           9,598           13,498           19,602           24,223
  Selling and administrative .           5,271            6,779           10,669           12,117
  Research and development ...             577              670            1,102            1,334
                                      --------         --------         --------         --------

    Total operating expenses .          15,446           20,947           31,373           37,674
                                      --------         --------         --------         --------


Income from operations .......           2,101            4,928            4,012            7,954

Interest income (expense), net            (158)            (501)            (305)            (695)
                                      --------         --------         --------         --------

Income before taxes ..........           1,943            4,427            3,707            7,259

Provision for income taxes ...             680            1,609            1,297            2,601
                                      --------         --------         --------         --------

Net income ...................        $  1,263         $  2,818         $  2,410         $  4,658
                                      ========         ========         ========         ========


Weighted average common shares
  and equivalents ............           6,293            7,877            6,299            7,400
                                      ========         ========         ========         ========


Earnings per share ...........        $    .20         $    .36         $    .38         $    .63
                                      ========         ========         ========         ========

                See Notes to consolidated financial statements.

                               CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                         December 30,  June 30,
                                                             1994        1995
                                                           ---------   ---------
                                                                      (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................   $   3,615   $   2,286
  Accounts receivable, net .............................      13,141      19,749
  Inventories (Note 4) .................................       9,620      19,598
  Deferred income tax assets ...........................       1,494         712
  Prepaid expenses and other current assets ............         451         752
                                                           ---------   ---------
         Total current assets ..........................      28,321      43,097
Property, plant and equipment, net .....................      16,227      19,040
Covenant not to compete ................................       1,530       1,373
Goodwill ...............................................      13,109      47,058
Patents, trademarks, and other assets ..................       2,917       5,610
                                                           ---------   ---------
         Total assets ..................................   $  62,104   $ 116,178
                                                           =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ....................   $   2,500   $   6,000
  Accounts payable .....................................       1,539       3,103
  Income taxes payable .................................         455          98
  Accrued payroll and withholdings .....................       2,571       2,569
  Accrued pension ......................................         307         598
  Accrued patent litigation (Note 7) ...................       2,360        --
  Other current liabilities ............................         430       1,619
                                                           ---------   ---------
         Total current liabilities .....................      10,162      13,987
Long-term debt .........................................       6,875      29,340
Deferred income tax liabilities ........................       1,011       1,011
Accrued pension ........................................         276         276
Long term leases .......................................        --         3,871
Other long-term liabilities ............................        --           685
Deferred compensation ..................................         719         790
                                                           ---------   ---------
         Total liabilities .............................      19,043      49,960
                                                           ---------   ---------

                               CONMED CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Continued)
                      (in thousands except share amounts)

                                                         December 30,  June 30,
                                                             1994        1995
                                                           ---------   ---------
                                                                      (unaudited)
Shareholders' equity:
  Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding ...        --          --
  Common stock, par value $.01 per share;
         20,000,000 authorized; 6,039,414 and
      7,190,254 issued and outstanding
      in 1994 and 1995, respectively ...................          60          71
  Paid-in capital ......................................      23,532      42,020
  Retained earnings ....................................      19,469      24,127
                                                           ---------   ---------
         Total equity ..................................      43,061      66,218
                                                           ---------   ---------

         Total liabilities and shareholders' equity ....   $  62,104   $ 116,178
                                                           =========   =========


                See notes to consolidated financial statements.

                               CONMED CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          For the six months ended
                                                          -------------------------
                                                           July 1,         June 30,
                                                            1994             1995
                                                          --------         --------
Cash flows from operations:
  Net income .....................................        $  2,410         $  4,658
                                                          --------         --------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ............................           1,222            1,359
         Amortization ............................             732              895
         Increase (decrease) in cash flows
           from changes in assets and liabilities
                  Accounts receivable ............            (885)          (1,043)
                  Inventories ....................            (669)          (4,061)
                  Prepaid expenses and other
                     current asset ...............            (125)            (301)
                  Accounts payable ...............             349             (374)
                  Income tax payable .............             (37)             633
                  Accrued payroll and withholdings             690             (350)
                  Accrued pension ................             (58)             291
                  Accrued patent litigation costs             (140)          (2,360)
                  Other current liabilities ......            (213)             681
                  Deferred income taxes,other
                     assets and liabilities (net)              (42)             484
                                                          --------         --------
                                                               824           (4,146)
                                                          --------         --------
         Net cash provided by operations .........           3,234              512
                                                          --------         --------

Cash flows from investing activities:
  Business acquisitions ..........................            --            (10,451)
  Acquisition of property, plant, and equipment ..          (1,003)          (2,984)
                                                          --------         --------
         Net cash provided (used) by
           investing activities ..................          (1,003)         (13,435)
                                                          --------         --------

                               CONMED CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)
                                  (unaudited)

                                                          For the six months ended
                                                          -------------------------
                                                           July 1,         June 30,
                                                            1994             1995
                                                          --------         --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net ....            --                765
  Proceeds of long and short term debt ...........            --             26,590
  Payments on debt and other obligations .........          (1,875)         (15,761)
                                                          --------         --------
         Net cash provided (used) by
          financing activities ...................          (1,875)          11,594
                                                          --------         --------
Net increase (decrease) in cash
  and cash equivalents ...........................             356           (1,329)
Cash and cash equivalents at beginning of year ...           1,978            3,615
                                                          --------         --------
Cash and cash equivalents at end of period .......        $  2,334         $  2,286
                                                          ========         ========





                See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Consolidation


         The consolidated financial statements include the accounts of CONMED Corporation ("the Company") and its subsidiaries. The Company is primarily engaged in the development, manufacturing and marketing of disposable medical products and related devices. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Interim financial information

         The statements for the three and six months ended July 1, 1994 and June 30, 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 29, 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended July 1, 1994 and June 30, 1995 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 29, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1993 and December 30, 1994 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Earnings per share

         Earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Common stock equivalents consisting of stock options and warrants totalled 183,000 and 187,000 for the three and six months, respectively, ended July 1, 1994 and 699,000 and 691,000 for the three and six months, respectively, ended June 30, 1995.

Note 4 - Inventories

The components of inventory are as follows (in thousands):

                                                  December 30,          June 30,
                                                      1994                1995
                                                    --------            --------
Raw materials ..........................            $  4,154            $  5,332
Work-in-process ........................               1,851               6,485
Finished goods .........................               3,615               7,781
                                                    --------            --------
         Total .........................            $  9,620            $ 19,598
                                                    ========            ========

Note 5 - Acquisitions

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

         On May 22, 1995, the Company acquired the business and certain assets and liabilities of The Master Medical Corporation for a cash purchase price of approximately $9,500,000. The acquisition was accounted for using the purchase method of accounting. Goodwill and other intangible assets are being amortized over a 15 year period.

         The allocation of the purchase prices for these acquisitions is based on management's preliminary estimates; it is possible that re-allocations will be required during the twelve month periods following the acquisitions as additional information becomes available. Management does not believe that such reallocations will have a material effect on the Company's results of operations or financial position.

         On an unaudited pro forma basis, assuming the purchases had occurred as of the beginning of the period, the consolidated results of the Company would have been as follows: (in thousands, except per share amounts):

                             For the Three Months Ended       For the Six Months Ended
                             --------------------------       ------------------------
                               July 1,         June 30,        July 1,        June 30,
                                1994            1995            1994           1995
                              --------        --------        --------        -------
Pro forma revenues ...        $ 26,668        $ 26,877        $ 53,270        $53,495
                              ========        ========        ========        =======

Pro forma net income .        $  1,582        $  2,951        $  2,344        $ 5,567
                              ========        ========        ========        =======

Pro forma earnings per
 common and common
 equivalent share ....        $    .22        $    .38        $    .33        $   .72
                              ========        ========        ========        =======

Note 6 - Stock split

         On November 22, 1994, the Board of Directors of the Company declared a three-for-two split of the Company's common stock, to be effected in the form of a stock dividend, payable on December 27, 1994 to shareholders of record on December 8, 1994. Accordingly, earnings per share and the weighted average number of shares and equivalents outstanding, have been restated to retroactively reflect the split.

Note 7 - Legal Matters

         The company has been informed that the appellate court considering the Company's appeal of a lower court's $2,100,000 plus accrued interest award to a competitor in a previously disclosed patent infringement matter has been affirmed. Adequate provision for the damage award was made in 1993. The Company has paid the award in the quarter ended June 1995.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Three months ended June 30, 1995 compared to three months ended July 1, 1994

         Sales for the quarter ended June 30, 1995 were $25,875,000, an increase of 47.5% compared to sales of $17,547,000 in the quarter ended July 1, 1994. The increase is a result of sales volume gains resulting from the Birtcher and Master Medical acquisitions.

         Cost of sales also increased to $13,498,000 in the current quarter compared to the $9,598,000 in the same quarter a year ago as a result of increased sales volume. The gross margin percentage increased to 47.8% from 45.3%. This increase is substantially a result of increased sales volume generating manufacturing efficiencies.

         Selling and administrative expenses increased to $6,779,000 compared to $5,271,000 in the second quarter of 1994. This increase results from the effects of the acquisitions. As a percentage of sales, however, selling and administrative expense declined to 26.2% from 30.0% in the comparable period of 1994. This decrease results from economies of scale and the elimination of duplicate administrative and selling costs from the acquired businesses.

         Research and development expense was $670,000 in the second quarter of 1995 compared to $577,000 in the second quarter of 1994. This increase is primarily a result of growth in the Company's research activities in its surgical product lines.

         The second quarter of 1995 had interest expense of $501,000 compared to interest expense of $158,000 in the second quarter of 1994. The interest increase results from the debt incurred as a result of the 1995 acquisitions.

         The provision for income tax increased in 1995 due to the higher income before tax. The Company's estimated effective income tax rate was 36.3% in the second quarter of 1995 compared to 35.0% in the second quarter of 1994.


Six months ended June 30, 1995 compared to six months ended July 1, 1994

         The Company recorded net sales of $45,628,000 for the six months ended June 1995, compared to $35,385,000 for the six months ended July 1, 1994, an increase of 28.9%. The increase is substantially a result of the effects of the acquisitions.

         The Company's gross margin was 46.9% for the first six months of 1995 compared to 44.6% for the first six months of 1994. The increase in gross margin is a result of economies of scale due to the acquisitions.

         Selling and administrative costs have increased comparing the first six months of 1995 with the first six months of 1994 due to the effects of the acquisitions. However, as percentage of sales, selling and administrative expense declined to 26.6% from 30.2% in the prior comparable period due to economies of scale resulting from acquisitions.

         The Company incurred $695,000 in interest expense in the first six months of 1995 compared to $305,000 in 1994. This change is a result of the effects of the debt incurred as a result of the 1995 acquisitions.

         The estimated effective income tax rates were approximately 35.8% in the first six months of 1995 and 35.0% in the first six months of 1994.



Liquidity and Capital Resources

         Cash flows generated or used by operating, investing, and financing activities for the first six months of 1994 and 1995 are disclosed in the consolidated Statements of Cash Flows. Cash flows from operations were $512,000 for the first six months of 1995 and $3,234,000 for the first six months of 1994. Operating cash flows for the first half of 1995 were aided by higher net income compared to the same period in 1994. Depreciation and amortization in 1995 were increased due to the effects of including Birtcher and Master Medical subsequent to their acquisitions. First half 1995 cash flows from operations were negatively impacted by increases in accounts receivable, inventories and prepaid expenses and other assets. Payment of accounts payable, accrued payroll and the patent litigation award also reduced cash flow. Adding to cash flows from operations were increases in accounts payable, income tax payable, accrued pension and other liabilities.

         Net cash used by investing activities was $13,435,000 in the first half of 1995 compared to $1,003,000 in the first half of 1994. Business acquisitions utilized $10,451,000 of cash. Additions to property, plant and equipment for the first half of 1995 totalled $2,984,000. Included in this amount was the purchase of land and building in Rome, New York amounting to $1,200,000 which will be used by the Company for manufacturing expansion.

         Cash flows from financing activities were $11,594,000 in the first six months of 1995. The Company refinanced its existing bank debt, as described below, and received $26,590,000 in additional proceeds. Payments on debt and other obligations included $625,000 on the Company's debt, $5,846,000 to Birtcher's bank to liquidate debt assumed in the acquisition and $9,290,000 of other Birtcher liabilities.

         Management believes that cash generated from operations, its current cash resources, and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

         The Company's credit facility consists of a $30,000,000 secured term loan and secured revolving line of credit of $10,000,000. As of June 30, 1995, $30,000,000 was outstanding under the term loan and $5,340,000 on the revolving line of credit.

         The term loan is payable over five years at an interest rate of 1.625% over LIBOR. The revolving line of credit terminates on April 1, 1998 and carries an interest rate of 1.5% over LIBOR.

Item 6.  Exhibits and Reports on Form 8-K



List of Exhibits - None








Reports on Form 8-K


Form 8-KA dated May 29, 1995 was filed providing pro forma financial information concerning the Birtcher acquisition.

Form 8-K dated June 5, 1995 was filed explaining the Master Medical acquisition on May 22, 1995.

Form 8-KA dated August 2, 1995 was filed providing pro forma financial information concerning the Master Medical acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      CONMED CORPORATION
                                                         (Registrant)




Date:  August 10, 1995



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