Form 10-Q
period 1995-09-29
CONMED CORP
filed 1995-10-31
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 29, 1995          Commission File Number 0-16093



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

         The number of shares outstanding of registrant's common stock, as of October 23, 1995 is 7,397,191 shares.

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


    Signatures

                               CONMED CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)
                                  (unaudited)

                                         For the                 For the
                                    three months ended      nine months ended
                                   --------------------    --------------------
                                   Sept. 30,   Sept. 29,   Sept. 30,   Sept. 29,
                                      1994       1995         1994       1995
                                   --------    --------    --------    --------
Net sales ......................   $ 17,264    $ 26,258    $ 52,649    $ 71,886
                                   --------    --------    --------    --------
Cost and expenses:
  Cost of sales ................      9,300      13,737      28,902      37,960
  Selling and administrative ...      5,106       6,586      15,775      18,703
  Research and development .....        591         781       1,693       2,115
                                   --------    --------    --------    --------

    Total operating expenses ...     14,997      21,104      46,370      58,778
                                   --------    --------    --------    --------

Income from operations .........      2,267       5,154       6,279      13,108

Interest income (expense),net ..       (179)       (741)       (484)     (1,436)
                                   --------    --------    --------    --------

Income before taxes ............      2,088       4,413       5,795      11,672

Provision for income taxes .....        731       1,524       2,028       4,125
                                   --------    --------    --------    --------

Net income .....................   $  1,357    $  2,889    $  3,767    $  7,547
                                   ========    ========    ========    ========

Weighted common shares and
  equivalents ..................      6,398       8,112       6,333       7,597
                                   ========    ========    ========    ========

Earnings per share .............   $    .21    $    .36    $    .59    $    .99
                                   ========    ========    ========    ========

                See notes to consolidated financial statements.

                              CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                     ASSETS
                                                               December 30,       Sept. 29,
                                                                   1994             1995
                                                                 ---------        ---------
                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents .............................        $   3,615        $   1,602
  Accounts receivable, net ..............................           13,141           21,752
  Inventories (Note 4) ..................................            9,620           20,490
  Deferred income tax assets ............................            1,494              712
  Prepaid expenses and other current assets .............              451              790
                                                                 ---------        ---------
         Total current assets ...........................           28,321           45,346
Property, plant and equipment, net ......................           16,227           19,325
Covenant not to compete .................................            1,530            1,263
Goodwill ................................................           13,109           46,700
Patents, trademarks, and other assets ...................            2,917            5,512
                                                                 ---------        ---------
      Total assets ......................................        $  62,104        $ 118,146
                                                                 =========        =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .....................        $   2,500        $   6,000
  Accounts payable ......................................            1,539            2,473
  Income taxes payable ..................................              455              621
  Accrued payroll and withholdings ......................            2,571            2,822
  Accrued pension .......................................              307              162
  Accrued patent litigation .............................            2,360             --
  Other current liabilities .............................              430            1,037
                                                                 ---------        ---------
      Total current liabilities .........................           10,162           13,115
Long-term debt ..........................................            6,875           27,840
Deferred income taxes ...................................            1,011            1,011
Accrued pension .........................................              276              276
Long term leases ........................................             --              3,125
Other long-term liabilities .............................             --                729
Deferred compensation ...................................              719              826
                                                                 ---------        ---------
         Total liabilities ..............................           19,043           46,922
                                                                 ---------        ---------

                              CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)
                                  (Continued)

                                                               December 30,       Sept. 29,
                                                                   1994             1995
                                                                 ---------        ---------
                                                                                 (unaudited)

Shareholders' equity:
  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding .......             --               --
  Common stock, par value $.01 per share;
      20,000,000 authorized; 6,038,214 and
      7,397,191 issued and outstanding,
      in 1994 and 1995, respectively ....................               60               74
  Paid-in capital .......................................           23,532           44,134
  Retained earnings .....................................           19,469           27,016
                                                                 ---------        ---------
      Total equity ......................................           43,061           71,224
                                                                 ---------        ---------

      Total liabilities and shareholders' equity ........        $  62,104        $ 118,146
                                                                 =========        =========

                See notes to consolidated financial statements.

                              CONMED CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                      For the nine months ended
                                                       Sept. 30,       Sept. 29,
                                                         1994            1995
                                                       --------        --------
Cash flows from operating activities:
  Net income ......................................    $  3,767        $  7,547
                                                       --------        --------
  Adjustments to reconcile net income
    to net cash provided (used)by operations:
      Depreciation ................................       1,805           1,895
      Amortization ................................       1,111           1,454
          Increase (decrease) in cash flows
        from changes in assets and liabilities
            Accounts receivable ...................        (904)         (3,046)
            Inventories ...........................        (785)         (4,953)
            Prepaid expenses and other assets .....        (130)           (339)
            Accounts payable ......................         239          (1,004)
            Income tax payable ....................         198            (833)
                   Income tax benefit of stock
                       option exercises ...........        --               989
            Accrued payroll and withholdings ......       1,228             (97)
            Accrued pension .......................          (5)           (145)
            Accrued patent litigation costs .......        (177)         (2,360)
            Other current liabilities .............        (459)           (371)
            Other assets/liabilities (net) ........        (107)          1,040
                                                       --------        --------
                                                          2,014          (7,770)
     Net cash provided (used) by operations .......       5,781            (223)
                                                       --------        --------
Cash flows from investing activities:
  Business acquisitions ...........................        --            (9,500)
  Acquisition of property, plant, and equipment ...      (1,334)         (3,805)
                                                       --------        --------
      Net cash used by
        investing activities ......................      (1,334)        (13,305)
                                                       --------        --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net .....          25           1,931
  Proceeds of long and short term debt ............        --            26,590
  Payments on debt and other obligations ..........      (1,905)        (17,006)
                                                       --------        --------
      Net cash provided (used) by
        financing activities ......................      (1,880)         11,515
                                                       --------        --------
Net increase (decrease) in cash
  and cash equivalents ............................       2,567          (2,013)
Cash and cash equivalents at beginning of year ....       1,978           3,615
                                                       --------        --------
Cash and cash equivalents at end of period ........    $  4,545        $  1,602
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

Note 2 - Interim financial information

      The statements for the three and nine months ended September 30, 1994 and September 29, 1995 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 29, 1995 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 1994 and September 29, 1995 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 29, 1995. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 31, 1993 and December 30, 1994 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Earnings per share

         Earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Common stock equivalents consisting of stock options and warrants totaled 378,000 and 316,000 for the three and nine months, respectively, ended September 30, 1994 and 829,000 and 707,000 for the three and nine months, respectively, ended September 29, 1995.

Note 4 - Inventories

The components of inventory are as follows:

                                           December 30,        September 29,
                                               1994                1995
                                             -------             --------
                  Raw materials.....         $ 4,154             $  3,987
                  Work-in-process...           1,851                7,821
                  Finished goods....           3,615                8,682
                                             -------             --------
                           Total....         $ 9,620             $ 20,490
                                             =======             ========


Note 5 - Acquisitions

         On March 14, 1995, the Company acquired certain assets and the business of Birtcher Medical Systems for approximately 1,080,000 shares of CONMED common stock valued at $17,750,000 and the assumption of net liabilities totaling approximately $9,300,000. Accordingly, the results of operations of the acquired business is included in the consolidated results of the Company from the date of acquisition. The transaction was accounted for using the purchase method of accounting. Goodwill is being amortized over a 40 year period while other intangible assets are being amortized over periods ranging from five to ten years.

         On May 22, 1995, the Company acquired the business and certain assets and liabilities of The Master Medical Corporation for a cash purchase price of approximately $9,500,000. The acquisition was accounted for using the purchase method of accounting. Goodwill and other intangible assets are being amortized over a 15 year period.

         The allocation of the purchase prices for these acquisitions is based on management's preliminary estimates; it is possible that re-allocations will be required during the twelve month periods following the acquisitions as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's results of operations or financial position.

         On an unaudited pro forma basis, assuming the purchase had occurred as of the beginning of the period, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                         For the Three   For the Nine Months Ended
                                         Months Ended     Sept. 30,      Sept.29,
                                        Sept. 30, 1994      1994           1995
                                        --------------    --------       -------
Pro forma revenues .................       $ 26,250       $ 79,520       $80,753
                                           ========       ========       =======

Pro forma net income ...............       $  2,354       $  4,698       $ 8,456
                                           ========       ========       =======

Pro forma earnings per
common and common
equivalent share ...................       $    .32       $    .65       $  1.03
                                           ========       ========       =======

Note 6 - Stock Split

         On November 22, 1994, the Board of Directors of the Company declared a three-for-two split of the Company's common stock, to be effected in the form of a stock dividend, payable on December 27, 1994 to shareholders of record on December 8, 1994. Accordingly, earnings per share and the weighted average number of shares and equivalents outstanding have been restated to retroactively reflect the split.

Note 7 - Legal Matters

         The Company has been informed that the appellate court considering the Company's appeal of a lower court's $2,100,000 plus accrued interest award to a competitor in a previously disclosed patent infringement matter has been affirmed. Adequate provision for the damage award was made in 1993. The Company paid the award in the second quarter of 1995.

Note 8 - Subsequent Events

         In October 1995, the Company signed an asset purchase agreement whereby the Company will acquire the business and certain assets of New Dimensions in Medicine, Inc. (NDM) for a cash purchase price of $32 million. The transaction is subject to standard governmental approvals and the approval of the shareholders of NDM.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

               Three months ended September 29, 1995 compared to
                     three months ended September 30, 1994

         Sales for the quarter ended September 29, 1995 were $26,258,000, an increase of 52.1% compared to sales of $17,264,000 in the quarter ended September 30, 1994. The increase is primarily a result of sales volume gains resulting from the Birtcher and Master Medical acquisitions.

      Cost of sales increased to $13,737,000 in the current quarter compared to $9,300,000 in the same quarter a year ago as a result of increased sales volume. The gross margin percentage increased to 47.7% from 46.1%. This increase is substantially a result of increased sales volume generating manufacturing efficiencies.

      Selling and administrative expenses increased to $6,586,000 compared to $5,106,000 in the third quarter of 1994. This increase results from the effects of the acquisitions. As a percentage of sales, however, selling and administrative expense declined to 25.1% from 29.6% in the comparable period of 1994. This decrease results from economies of scale and the elimination of duplicate administrative and selling costs from the acquired businesses.

      Research and development expense was $781,000 in the third quarter of 1995 compared to $591,000 in the third quarter of 1994. This increase is primarily a result of growth in the Company's research activities in its surgical product lines.

     The third quarter of 1995 had interest expense of $741,000 compared to interest expense of $179,000 in the third quarter of 1994. The interest increase results from the debt incurred as a result of the 1995 acquisitions.

      The provision for income tax increased in 1995 due to the higher income before tax.

                Nine months ended September 29, 1995 compared to
                      nine months ended September 30, 1994

      The Company recorded net sales of $71,886,000 for the nine months ended September 29, 1995 compared to $52,649,000 for the nine months ended September 30, 1994, an increase of 36.5%. The increase is substantially a result of the effects of the acquisitions.

      The Company's gross margin was 47.2% for the nine months of 1995 compared to 45.1% for the nine months ended September 1994. The increase in gross margin is a result of economies of scale due to the acquisitions.

      Selling and administrative costs have increased during the first nine months of 1995 when compared with the first nine months of 1994 due to the effects of the acquisitions. However, as percentage of sales, selling and administrative expense declined to 26.0% from 30.0% in the prior comparable period due to economies of scale resulting from acquisitions.

      The Company incurred $1,436,000 in interest expense in the first nine months of 1995 compared to $484,000 in 1994. This change is a result of the effects of the debt incurred as a result of the 1995 acquisitions.

      The estimated effective income tax rates were approximately 35.3% in the first nine months of 1995 and 35.0% in the first nine months of 1994.


Liquidity and Capital Resources

         Cash flows generated or used by operating, investing, and financing activities for the first nine months of 1995 and 1994 are disclosed in the consolidated Statements of Cash Flows. Cash used by operations was $223,000 for the first nine months of 1995 while cash provided by operations was $5,781,000 for the first nine months of 1994. Operating cash flows for the first nine months of 1995 were aided by higher net income compared to the same period in 1994. Depreciation and amortization in 1995 were increased due to the effects of including Birtcher and Master Medical subsequent to their acquisitions. Cash flows from operations for the first nine months of 1995 were negatively impacted by increases in accounts receivable, inventories and prepaid expenses and other assets. Payment of accounts payable, the patent litigation award and other current liabilities also reduced cash flow. To a large degree, cash flows related to accounts receivable and inventories represent cash requirements related to the integration of Birtcher and Master Medical acquisitions into the Company's operations.

         Net cash used by investing activities was $13,305,000 in the first nine months of 1995 compared to $1,334,000 in the first nine months of 1994. Business acquisitions utilized $9,500,000 of cash. Additions to property, plant and equipment for the first nine months of 1995 totaled $3,805,000. Included in this amount was the purchase of land and building in Rome, New York amounting to $1,200,000 which has been used by the Company for manufacturing expansion.

      Cash flows provided by financing activities were $11,515,000 for the first nine months of 1995. The Company refinanced its existing bank debt, as described below, and received $26,590,000 in additional proceeds. Payments on debt and other obligations included $2,871,000 on the Company's debt, $5,846,000 to Birtcher's bank to liquidate debt assumed in the acquisition and $8,289,000 of other Birtcher liabilities.

      Management believes that cash generated from operations, its current cash
resources  and  funds  available  under  its  banking   agreement  will  provide
sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

      The Company's credit facility consists of a $30,000,000 secured term loan and secured revolving line of credit of $10,000,000. As of September 29, 1995, $28,500,000 was outstanding under the term loan and $5,340,000 on the revolving line of credit. The existing term loan is payable over five years at an interest rate of 1.625% over LIBOR. The revolving line of credit terminates on April 1, 1998 and carries an interest rate of 1.5% over LIBOR.

         In order to meet cash requirements of the proposed acquisition discussed in Note 8 of Item 1, the Company has obtained a commitment from existing lenders to increase its aggregate credit facility to $80,000,000.

Item 6.  Exhibits and Reports on Form 8-K



List of Exhibits - None







Reports on Form 8-K


  Form 8-K dated October 19, 1995 was filed disclosing a press release relative to the agreement with a third party to acquire a business and certain assets.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      CONMED CORPORATION
                                                         (Registrant)




Date:  October 30, 1995



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