Form 10-K/A
period 1994-12-30
CONMED CORP
filed 1995-12-21
CIK 816956

--------------------------------------------------------------------------------
                       Securities and Exchange Commission
                                Washington, D.C.
                                     20549

                                  Form 10-K/A

                                Amendment No. 1
                                       to
                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 30, 1994       Commission file number 0-16093

                               CONMED CORPORATION
             (Exact name of registrant as specified in its charter)


                  New York                                   16-0977505
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


310 Broad Street, Utica, New York                               13501
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (315) 797-8375

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ x ]   No [   ]

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

          The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $79,738,820 based upon the average bid and asked prices of stock, which was $13.083 on January 27, 1995.

          The number of shares of the Registrant's $0.01 par value common stock outstanding as of February 14, 1995 was 9,059,721.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

          Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 21, 1995 for the annual meeting of stockholders to be held May 23, 1995, are incorporated by reference into Part III.

                                  INTRODUCTION

          CONMED Corporation declared a 3 for 2 stock split in the form of a common stock dividend which was paid on November 30, 1995 to stockholders of record at the close of business on November 13, 1995. The following sections of the Company's Form 10-K for the fiscal year ended December 30, 1994 are amended to give retroactive effect to this stock dividend.

                               Form 10-K/A Index


Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters


Item 6. Selected Financial Data

Item 8. Financial Statements and Supplementary Data


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

                                    PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

          The Company's Common Stock, par value $.01 per share, is traded on the NASDAQ National Market System (symbol - CNMD). At December 30, 1994, there were 479 owners of record of the Company's Common Stock.

          The following tables show the high-low sales prices for the years ended December 31, 1993 and December 30, 1994 as reported by the NASDAQ Stock Market. The sales prices have been adjusted to give retroactive effect to the three-for-two stock splits in the form of stock dividends paid on November 30, 1995 and December 27, 1994.

          1993
Period               High            Low
------              -------         ------
First Quarter       $10 4/9         $6 5/9
Second Quarter        7 1/9          4 4/9
Third Quarter         6 4/9          3 1/9
Fourth Quarter        5 5/9          4

          1994
Period               High            Low
------              -------         ------
First Quarter       $ 6 8/9         $4 4/9
Second Quarter        6 4/9          5 1/9
Third Quarter         8 4/9          5 5/9
Fourth Quarter       13 2/3          8


          The Company did not pay cash dividends on its Common Stock during 1993 and 1994, and the Board of Directors presently intends to continue to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid in the foreseeable future.

                        Item 6. Selected Financial Data

                 FIVE - YEAR SUMMARY OF SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                           1990            1991            1992          1993 (2)           1994
                                         --------        --------        --------        --------         --------
Consolidated Statements of
Income (Loss)(1)
---------------
Net sales .......................        $ 31,422        $ 38,458        $ 42,602        $ 53,641         $ 71,064
Net income (loss) ...............           2,436           3,945           4,106          (1,396)           5,416
Earnings (loss) per share(3) ....             .37             .46             .42            (.15)             .56
Weighted average number of shares
  and equivalents outstanding(3)            6,656           8,526           9,702           9,426            9,624

Consolidated Balance Sheet
(at end of period)
------------------
Working capital .................        $  7,947        $ 22,094        $ 23,827        $ 15,399         $ 18,159
Total assets ....................          22,207          38,338          41,939          57,338           62,104
Long-term debt
  (less current portion) ........           4,876             107              30           9,375            6,875
Shareholders' equity ............          12,764          33,951          38,669          37,490           43,061

(1) Includes the results of (i) the Concept disposable electrosurgical business from February 28, 1991, the date of acquisition; and (ii) Andover Medical from July 12, 1993, the date of acquisition.

(2) Includes litigation charge of $5,000 relating to a patent infringement case involving CONMED's line of coated electrosurgical accessory blades and a product restructure charge of $675 for the write-off of obsolete inventory, net of related tax benefit of $1,930.

(3) Share and per share information have been adjusted to give retroactive effect to the three-for-two stock splits in the form of stock dividends paid to shareholders on November 30, 1995 and December 27, 1994. tock tock

              Item 8. Financial Statements and Supplementary Data


          The Company's 1994 Financial Statements, together with the report thereon of Price Waterhouse LLP dated February 3, 1995 and December 18, 1995 are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                         Index to Financial Statements:

(a)(1) List of Financial Statements
Report of Independent Accountants

Consolidated Balance Sheets at December 31, 1993
   and December 30, 1994

Consolidated Statements of Income for the years ended December 25, 1992, December 31, 1993, and
   December 30, 1994

Consolidated Statements of Shareholders' Equity for each of the years ended December 25, 1992, December 31, 1993, and December 30, 1994

Consolidated Statements of Cash Flows for each of the years ended December 25, 1992, December 31, 1993, and December 30, 1994 F-5

Notes to Consolidated Financial Statements


(2) List of Financial Statement Schedules*

(3) List of Exhibits*

    (b) Reports on Form 8-K*



* Information is not being amended pursuant to this Form 10-K/A.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CONMED CORPORATION

                                      December 19, 1995

                                      By: /s/ EUGENE R. CORASANTI
                                          Eugene R. Corasanti
                                          (Chairman of the Board and President)


          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.



Signature                      Title                           Date
---------                      -----                           ----

/s/ EUGENE R. CORASANTI        Chairman of the Board           December 19, 1995
                               President (Principal
                               Executive Officer) and
                               Director

/s/ ROBERT D. SHALLISH, JR.    Vice President - Finance        December 19, 1995
                               (Principal Financial and
                               Principal Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CONMED Corporation

          In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 15 of the Annual Report on Form 10-K/A present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 30, 1994 and December 31, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Syracuse, New York
February 3, 1995 (except as to Note 13,
which is as of December 18, 1995)

                 CONMED CORPORATION CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)

                                                         December 31,   December 30,
ASSETS                                                       1993           1994
                                                            -----           ----
Current assets:
   Cash and  cash equivalents .....................        $ 1,978        $ 3,615
   Accounts receivable less allowance for
      doubtful accounts of $347 in 1993
      and $343 in 1994 ............................         11,457         13,141
     Inventories (Notes 1 and 2) ..................          9,001          9,620
     Deferred income taxes (Notes 1 and 6) ........          1,363          1,494
     Prepaid expenses and other current assets ....            509            451
                                                           -------        -------
         Total current assets .....................         24,308         28,321
Property, plant and equipment, net
   (Notes 1 and 3) ................................         16,394         16,227
Covenant not to compete, net ......................          2,098          1,530
Goodwill, net (Notes 1 and 10) ....................         11,745         13,109
Patents, trademarks and other assets (Note 1) .....          2,793          2,917
                                                           -------        -------
         Total assets .............................        $57,338        $62,104
                                                           =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 5) ...        $ 2,530        $ 2,500
     Accounts payable .............................          1,265          1,539
     Income taxes payable (Notes 1 and 6) .........             61            455
     Accrued payroll and withholdings .............          1,244          2,571
     Accrued pension (Note 9) .....................            454            307
     Accrued patent litigation (Note 11) ..........          2,715          2,360
     Other current liabilities ....................            640            430
                                                           -------        -------
         Total current liabilities ................          8,909         10,162

Long-term debt (Note 5) ...........................          9,375          6,875
Deferred income taxes (Notes 1 and 6) .............            698          1,011
Accrued pension (Note 9) ..........................            276            276
Deferred compensation .............................            590            719
                                                           -------        -------
         Total liabilities ........................         19,848         19,043
                                                           -------        -------

(Continued)

                      (In thousands except share amounts)

                                                         December 31,   December 30,
                                                             1993           1994
                                                            -----           ----
Commitments (Notes 3, 5, 7, 9 and 10)
   Shareholders' equity (Notes 1 and 7):
    Preferred stock, par value $.01 per share;
       authorized 500,000 shares;  none
       outstanding Common stock, par value
       $.01 per share;  20,000,000 authorized;
       9,026,550 and 9,057,321,
       issued and outstanding in
       1993 and 1994, respectively ................             90             90
    Paid-in capital ...............................         23,346         23,502
    Retained earnings .............................         14,054         19,469
                                                           -------        -------
         Total shareholders' equity ...............         37,490         43,061
                                                           -------        -------
         Total liabilities and shareholders' equity        $57,338        $62,104
                                                           =======        =======

                 See notes to consolidated financial statements

                               CONMED CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (In thousands except per share amounts)

                                                                     For the Years Ended,

                                                      Dec. 25, 1992     Dec. 31, 1993      Dec. 30, 1994
                                                        ----------        ----------         ----------
Net sales (Note 8) .............................        $   42,602        $   53,641         $   71,064
                                                        ----------        ----------         ----------

Cost of sales ..................................            22,549            30,218             38,799
Selling and administrative expense .............            12,556            17,402             20,979
Litigation and product  restructure (Note 11) ..             5,700
Research and development expense ...............             1,695             2,222              2,352
                                                        ----------        ----------         ----------
                                                            36,800            55,542             62,130
                                                        ----------        ----------         ----------

Income (loss) from operations ..................             5,802            (1,901)             8,934

Interest income (expense), net (Note 4) ........               290              (214)              (628)
                                                        ----------        ----------         ----------
Income (loss) before income taxes ..............             6,092            (2,115)             8,306
Provision  (benefit) for income taxes
   (Notes 1 and 6) .............................             1,986              (719)             2,890
                                                        ----------        ----------         ----------

Net income (loss) ..............................        $    4,106        $   (1,396)        $    5,416
                                                        ==========        ==========         ==========
Weighted average number of common shares
   and equivalents outstanding (Notes 1 and  13)             9,702             9,426              9,624
                                                        ==========        ==========         ==========
Earnings (loss) per common and
   common equivalent share .....................        $      .42        $     (.15)        $      .56
                                                        ==========        ==========         ==========

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 For the Years Ended December 25, 1992, December 31, 1993 and December 30, 1994
                                 (In thousands)

                                                                  Common Shares            Paid-in       Retained
                                                             Number         Amount         Capital       Earnings
                                                             ------         -------        -------        -------
Balance at December 27, 1991 .......................          8,826         $    89        $22,518        $11,344

  Exercise of stock options ........................            121               1            217
  Tax benefit arising from exercise of stock options                                           394
  Net income .......................................                                                        4,106
                                                              -----         -------        -------        -------
Balance at December 25, 1992 .......................          8,947              90         23,129         15,450
  Exercise of stock options ........................             80                            203
  Tax benefit arising from exercise of stock options                                            14
  Net loss .........................................                                                       (1,396)
                                                              -----         -------        -------        -------
Balance at December 31, 1993 .......................          9,027              90         23,346         14,054
  Exercise of stock options ........................             30                             97
  Tax benefit arising from exercise of stock options                                            59
  Cash payment in lieu of fractional shares for
     stock split in the form of a stock dividend ...                                                           (1)
  Net income .......................................                                                        5,416
                                                              -----         -------        -------        -------
Balance at December 30, 1994 .......................          9,057         $    90        $23,502        $19,469
                                                              =====         =======        =======        =======

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               For the years ended
                                                                                Dec. 25, 1992     Dec. 31, 1993    Dec. 30, 1994
                                                                                -------------     -------------    -------------
Cash flows from operating activities:
   Net income (loss) .....................................................      $     4,106       $    (1,396)      $     5,416
                                                                                -----------       -----------       -----------
   Adjustments to reconcile net income to net cash provided by operations:
          Depreciation ...................................................            1,616             2,209             2,457
          Amortization ...................................................              630             1,053             1,421
          Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions in 1993 and 1994
          (See Note 10):
              Accounts receivable ........................................              340              (100)           (1,684)
              Inventories ................................................           (2,077)            1,634              (619)
              Refundable income taxes ....................................              397
              Prepaid expenses and other current assets ..................             (223)              143                58
              Accounts payable ...........................................             (438)              397               274
              Income tax payable .........................................               86               (25)              394
              Income tax benefit of stock option exercises ...............              394                14                59
              Accrued payroll and withholdings ...........................             (572)              226             1,327
              Accrued pension ............................................               (6)              342              (147)
              Accrued patent litigation ..................................            2,715              (355)
              Other current liabilities ..................................             (207)             (345)             (210)
              Deferred income taxes ......................................               23            (1,236)              182
              Other assets/liabilities (net) .............................             (120)               42              (313)
                                                                                -----------       -----------       -----------
                                                                                       (157)            7,069             2,844
                                                                                -----------       -----------       -----------
              Net cash provided by operations ............................            3,949             5,673             8,260
                                                                                -----------       -----------       -----------

(Continued)

                               CONMED CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                                                               For the years ended
                                                                                Dec. 25, 1992     Dec. 31, 1993    Dec. 30, 1994
                                                                                -------------     -------------    -------------
Cash flows from investing activities:
        Acquisitions (See Note 10) .......................................                            (21,800)           (2,000)
        Redemption  of treasury security .................................            4,121
        Acquisition of property, plant and  equipment ....................           (5,057)           (1,506)           (2,190)
                                                                                -----------       -----------       -----------
             Net cash used in investing activities .......................             (936)          (23,306)           (4,190)
                                                                                -----------       -----------       -----------
Cash flows from financing activities:
        Proceeds of note payable .........................................            2,327
        Payment of notes payable .........................................           (2,327)
        Proceeds of long term debt .......................................                             13,500
        Proceeds from issuance of common stock ...........................              218               203                97
        Payments on long-term debt .......................................             (103)           (1,702)           (2,530)
                                                                                -----------       -----------       -----------
             Net cash provided (used) by financing activities ............              115            12,001            (2,433)
                                                                                -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents .....................            3,128            (5,632)            1,637
Cash and cash equivalents at beginning of year ...........................            4,482             7,610             1,978
                                                                                -----------       -----------       -----------
Cash and cash equivalents at end of year .................................      $     7,610       $     1,978       $     3,615
                                                                                ===========       ===========       ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
         Interest ........................................................      $        32       $       294       $       641
         Income taxes ....................................................            1,052               682             2,470

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations

         The consolidated financial statements include the accounts of CONMED Corporation and its subsidiaries (the Company). All intercompany transactions have been eliminated. The Company is primarily engaged in the development, manufacturing and marketing of disposable medical products and related devices for various medical applications.

Statement of cash flows

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fiscal year end

         The Company's fiscal year ends on the last Friday in December.

Inventories

         The inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out basis.

Property, plant and equipment

         Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from four to forty years. Expenditures for repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resultant gain or loss is recognized.

Patents and Trademarks

         Patents and trademarks are amortized over their expected useful lives of 3 to 17 years. Accumulated amortization of patents and trademarks was $287,000 and $504,000 at December 31, 1993 and December 30, 1994, respectively.

Goodwill

         Goodwill is amortized over periods ranging from 13 to 40 years. Accumulated amortization of goodwill amounted to $373,000 and $707,000 at December 31, 1993 and December 30, 1994, respectively.

Income taxes

         In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes", and has applied the provisions prospectively. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Prior to 1993 the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of all other assets and liabilities. The adoption of SFAS 109 did not have a material effect on the Company's financial statements.

Earnings per common and common equivalent share

         Earnings per common and common equivalent share was computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Reclassifications

         Certain amounts previously reported have been reclassified to conform to current year classifications.

NOTE 2 - INVENTORIES

         The components of inventory are as follows (in thousands):

                                                      Dec. 31,           Dec. 30,
                                                        1993               1994
                                                       ------             ------
Raw materials ............................             $3,813             $4,154
Work in process ..........................              1,376              1,851
Finished goods ...........................              3,812              3,615
                                                       ------             ------
                                                       $9,001             $9,620
                                                       ======             ======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Details of property, plant and equipment are as follows (in thousands):

                                                        Dec. 31,        Dec. 30,
                                                          1993            1994
                                                         -------         -------
Land and improvements ..........................         $   370         $   370
Building and improvements ......................           8,861           9,720
Machinery and equipment ........................          16,891          18,191
Construction in progress .......................             476              95
                                                         -------         -------
                                                          26,598          28,376
Less: Accumulated depreciation .................          10,204          12,149
                                                         -------         -------
                                                         $16,394         $16,227
                                                         =======         =======

         Rental expense on operating leases was approximately $350,000, $392,000, and $441,000 for the years ending December 1992, 1993, and 1994, respectively. The aggregate future minimum lease commitments at December 30, 1994 are as follows (in thousands):

          1995.................................   $ 445
          1996.................................     195
                                                    195
                                                  -----
                                                  $ 640
                                                  =====

NOTE 4 - INTEREST COSTS

         Total interest costs in 1993 and 1994 were $306,000 and $628,000, respectively, all of which was expensed. Interest cost during 1992 was $78,000 of which $46,000 was capitalized as interest during construction.

NOTE 5 - NOTES AND LOANS PAYABLE

         Long-term debt consists of the following (in thousands):

                                                               Dec. 31,   Dec. 30,
                                                                 1993      1994
                                                               -------   -------
Term loan, payable in quarterly amounts of $625,
   through June 1998, interest at LIBOR plus 1 1/4% (7.2%
   at December 30, 1994) ...................................   $11,875   $ 9,375

10% industrial development bond, payable in annual
   installments of varying amounts through October
   1994, interest payable semiannually .....................        30      --
                                                               -------   -------
                                                                11,905     9,375
   Less current portion ....................................     2,530     2,500
                                                               -------   -------
                                                               $ 9,375   $ 6,875
                                                               =======   =======

         The aggregate amount of required principal payments at December 30, 1994 is as follows (in thousands):

               1995........................... $ 2,500
               1996...........................   2,500
               1997...........................   2,500
               1998...........................   1,875
                                               -------
                                               $ 9,375
                                               =======

         The Company has a $7,500,000 unsecured bank revolving line of credit with interest at LIBOR plus 1-1/4%. The line of credit expires in July 1996. There were no borrowings during 1994 and there were no outstanding amounts on this revolving line of credit as of December 30, 1994. Both the term loan and the revolving line of credit contain minimum requirements on working capital, cash flow and net worth. The Company has met these requirements.

NOTE 6 - FEDERAL AND STATE INCOME TAXES

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                                       For the year ended,
                                                  Dec. 25,   Dec. 31,   Dec. 30,
                                                     1992      1993       1994
                                                   -------    -------    -------
Current tax expense:
     Federal ...................................   $ 1,846    $   404    $ 2,416
     State .....................................       163        113        292
                                                   -------    -------    -------
                                                     2,009        517      2,708
Deferred income tax expense (benefit) ..........       (23)    (1,236)       182
                                                   -------    -------    -------
      Provision (benefit) for income taxes .....   $ 1,986    $  (719)   $ 2,890
                                                   =======    =======    =======

         A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows:

                                                       For the year ended,
                                                 Dec. 25,   Dec. 31,   Dec. 30,
                                                   1992      1993       1994
                                                 -------    -------    -------
Tax provision (benefit) at statutory rate based
      on income before taxes ..................  34.0%      (34.0)%    34.0%
Foreign sales corporation .....................  (1.3)      (3.0)      (1.5)
State taxes ...................................   1.8        3.2        2.3
Other, net ....................................  (1.9)       (.2)
                                                  ----       ----       ----
                                                 32.6%      (34.0)%    34.8%
                                                  ====       ====       ====

         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows (in thousands):

                                                          Dec. 31,      Dec. 31,
                                                            1993          1994
                                                          -------        -------
Assets
    Accrued litigation costs .....................        $   887        $   800
    Receivables ..................................             83            138
    Inventory ....................................            302            412
    Deferred compensation ........................            201            244
    Employee benefits ............................            121            178
    Other ........................................            139             87
                                                          -------        -------
                                                            1,733          1,859
                                                          -------        -------
Liabilities
     Depreciation ................................            863            957
     Intangible asset amortization ...............           --              283
     Interest charge DISC ........................            162            136
     Installment sale ............................             43
                                                          -------        -------
                                                            1,068          1,376
                                                          -------        -------
                                                          $   665        $   483
                                                          =======        =======

         During 1992, deferred income taxes were provided for significant timing differences in the recognition of revenue and expense for tax and financial accounting purposes as required by Accounting Principles Board Opinion No. 11 which was followed by the Company prior to the adoption of SFAS 109. Principally, these timing differences consisted of depreciation and deferred compensation.

NOTE 7 - SHAREHOLDERS' EQUITY

         On November 22, 1994, the Board of Directors of the Company declared a three-for-two split of the Company's common stock, to be effected in the form of a stock dividend, payable on December 27, 1994 to shareholders of record on December 8, 1994. Accordingly, common stock, retained earnings, earnings (loss) per share, the number of shares outstanding, the weighted average number of shares and equivalents outstanding and stock option data have been restated to retroactively reflect the split.

         In 1983, the shareholders authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 30, 1994, no preferred stock had been issued.

         The Company has reserved shares of common stock for issuance to employees under two Stock Option Plans (the "Plans"). As of December 30, 1994, a total of 1,254,000 of these options had been granted at $0.75 to $15.00 per share. The option price on all outstanding options is equal to the estimated fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and are exercisable one year from date of grant but for not more than ten years from date of grant. As of December 30, 1994, 1,017,000 stock options were exercisable.

         The following is a summary of incentive stock option activity (in thousands except per share amounts):

                                         Number of      Price per
                                           Shares         Share         Total
                                          --------     -----------     --------
Outstanding at December 27, 1991 .....         782     $0.75-12.22     $  2,722
     Granted during fiscal 1992 ......         502      6.22-15.00        5,345
     Forfeited .......................         (39)     6.45-11.67         (308)
     Exercised .......................        (122)     0.75- 8.11         (216)
                                          --------     -----------     --------
Outstanding at December 25,1992 ......       1,123      0.75-15.00        7,543
     Granted during fiscal 1993 ......         147      5.11- 8.77          832
     Forfeited .......................         (35)     5.11-15.00         (259)
     Exercised .......................         (80)     0.75- 3.33         (203)
                                          --------     -----------     --------
Outstanding at December 31,1993 ......       1,155      0.89-15.00        7,913
     Granted during fiscal 1994 ......         137      5.11-10.67        1,275
     Forfeited .......................          (8)     5.11-12.22         (108)
     Exercised .......................         (30)     0.89- 6.22          (97)
                                          --------     -----------     --------
Outstanding at December 30, 1994 .....       1,254     $1.33-15.00     $  8,983
                                          ========     ===========     ========

         In connection with the 1989 acquisition of the Company's Aspen Laboratories, Inc. subsidiary, Bristol-Myers Squibb Company received a warrant dated as of August 31, 1989 to purchase at $4.35 per share 689,409 shares of the Company's common stock subject to adjustment for certain stock transactions. The warrant is currently exercisable and expires on August 31, 2000.

NOTE 8 - EXPORT SALES AND MAJOR CUSTOMERS

         Sales outside of the United States accounted for approximately 17.0% of the Company's total sales in 1992, 12.8% in 1993 and 13.6% in 1994. The Company's products are provided to medical professionals and facilities directly and through medical supply distributors. In 1994, sales to one distributor totaled 10.7% of the Company's sales and sales to another distributor totaled 10.0% of sales.


NOTE 9 - PENSION PLANS

         The Company maintains defined benefit plans covering substantially all employees. The Company makes annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

         Net pension cost for 1992, 1993, and 1994 included the following components (in thousands):

                                                         1992     1993     1994
                                                         ----     ----     ----
Service cost - benefits earned during the period ....   $ 325    $ 591    $ 583
Interest cost on projected benefit obligation .......     227      262      286
Actual (gain) loss on plan assets ...................      55     (179)    (327)
Net amortization and deferral .......................    (248)       2       86
                                                        -----    -----    -----
Net pension  cost ...................................   $ 359    $ 676    $ 628
                                                        =====    =====    =====

         The following tables set forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1993, and December 30, 1994 (in thousands):

                                                                         1993             1994
                                                                       --------         --------
 Actuarial present value of accumulated benefit obligation
     Vested benefits ..........................................        $  3,172         $  3,404
     Non-vested benefits ......................................             161              129
     Accumulated benefits obligations .........................           3,333            3,533
     Additional amounts related to projected pay increases ....           1,226            1,272
                                                                       --------         --------
Projected benefit obligations for service rendered to date ....           4,559            4,805
Plan assets at fair value, consisting of debt and of equity
     securities and cash surrender values on insurance policies           2,871            3,675
Plan benefit obligations in excess of plan assets .............           1,688            1,130
Unrecognized net obligation of CONMED plan at December 26, 1986
     being recognized over 25 years ...........................             (88)             (84)
Unrecognized prior service cost ...............................            (228)            (217)
Unrecognized net gain (loss) from past experience different
     from that assumed and effects of changes in assumptions ..            (642)            (246)
                                                                       --------         --------
Accrued pension costs recognized in the balance sheet .........        $    730         $    583
                                                                       ========         ========

         For actuarial calculation purposes, the weighted average discount rate was 8.0% in 1992 and 7.0% in 1993 and 1994. The expected long term rate of return was 8.0% in 1992, 1993 and 1994. The rate of increase in future compensation levels was 5.0% in 1992 and 4.0% in 1993 and 1994. Common stock of the Company included in plan assets, at fair value, was approximately $165,000 at December 31, 1993 and $462,000 at December 30, 1994.

NOTE 10 - BUSINESS ACQUISITIONS

         In November 1994, the Company acquired a specialty ECG monitoring product line from Becton Dickinson Vascular Access Company in a purchase transaction amounting to $2,000,000 in cash. The product line's operations have been included with the Company's financial results since the acquisition date. Goodwill is being amortized on a straight-line basis over a 40 year period and a covenant not to compete is amortized over a five year period. The pro forma effects of this acquisition on the Company's results of operations were not material.

         In July 1993 the Company acquired certain assets and the business of Medtronic Andover Medical, Inc., a manufacturer of cardiac monitoring disposable products, from Medtronic, Inc. in a purchase transaction for approximately $21,800,000 in cash. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. The transaction was accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over a 40 year period while a covenant not to compete and other intangible assets related to the acquisition are being amortized on a straight-line basis over periods ranging from five to eight years.

         On an unaudited pro forma basis, assuming the purchase had occurred as of the beginning of the period, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                       For the years ended
                                                             December
                                                       1992              1993
                                                    ----------         --------
Pro forma revenues ........................         $   66,445         $ 66,217
                                                    ==========         ========

Pro forma net income (loss) ...............         $    5,313         $   (515)
                                                    ==========         ========

Pro forma earnings (loss)
  per common and
  common equivalent share .................         $      .55         $   (.06)
                                                    ==========         ========

         On December 5, 1994, the Company agreed to acquire Birtcher Medical Systems, Inc. ("Birtcher") through an exchange of the Company's common stock for all of the outstanding common and preferred stock of Birtcher. The agreement is subject to a majority affirmative vote of the Birtcher common and preferred shareholders. The shareholders' meeting for the vote is scheduled to occur on March 14, 1995. Each share of Birtcher's common stock will be converted into 1/12 of a share of CONMED common stock and each share of Birtcher's preferred stock will be converted into 1/2 of a share of CONMED common stock. As a result of the exchange of stock, Birtcher will become a wholly owned subsidiary of CONMED. It is expected that approximately 1,080,000 shares of the Company's common stock will be issued to effect the acquisition. The Company estimates that the value of the stock issued for Birtcher together with cash acquisition costs will approximate $25,000,000. The transaction will be accounted for using the purchase method of accounting.

         The Company has received a commitment from banks to refinance the Company's and Birtcher's existing bank debt. The commitment includes a $30,000,000 term facility that is payable over five years at an interest rate of 1.625% over LIBOR. The committed credit facility also includes a $10,000,000 line of credit with interest at LIBOR plus 1.5%.

         On an unaudited pro forma basis, assuming the Andover and the Birtcher purchases had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                          For the years ended
                                                               December
                                                         1993             1994
                                                       --------         --------
Pro forma revenues ...........................         $104,689         $ 99,065
                                                       ========         ========

Pro forma net income .........................         $  1,448         $  6,504
                                                       ========         ========

Pro forma earnings per common
   and common equivalent share ...............         $    .13         $    .58
                                                       ========         ========

         The unaudited pro forma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisitions, and in the case of the Birtcher acquisition to the elimination of certain overhead costs which are not expected to be incurred by the combined entity. This pro forma information and is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.

NOTE 11 - LEGAL MATTERS AND PRODUCT RESTRUCTURE

         On October 13, 1993, a jury in a U.S. District Court trial in Salt Lake City, Utah found that the Company's line of coated electrosurgical accessory blades infringed a patent held by a competitor. Subsequently, the District Court trial Judge fixed the damage award at $2,100,000 and issued an injunction prohibiting CONMED from selling the affected products.

         Although an appeal of this matter has been filed, the damage award together with related costs, including legal fees incurred, estimated legal fees for the appeal, and inventory which can no longer be sold were expensed in 1993. The total of this charge in 1993 was $5,000,000. Payment of the damage award has been stayed pending the outcome of the appeal. Oral argument to the appellate court is scheduled to be conducted on April 3, 1995.

         From time to time, the Company has been named as a defendant in certain lawsuits alleging product liability or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to deductible amounts and maximum policy limits. Ultimate liability with respect to these contingencies, if any, is not considered to be material to the consolidated financial statements of the Company.

         In 1993, management determined that approximately $675,000 of inventory, primarily in the electrosurgical pencil product line, had become obsolete due to product modifications. Accordingly, these obsolete items were charged to litigation and product restructure expense as a restructuring of the product line.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for the years ended December 31, 1993 and December 30, 1994 are follows (in thousands, except per share amounts):

                                                Three Months Ended
1993                                 March       June     September    December
----                               --------    --------    --------    --------
Net sales .....................    $ 10,608    $ 10,264    $ 14,941    $ 17,828
Gross profit ..................       4,847       4,558       6,401       7,617
Net income (loss) .............         451         170         417      (2,435)
Earnings (loss) per share .....         .05         .02         .05        (.26)
1993                                 March       June     September    December
----                               --------    --------    --------    --------
Net sales .....................    $ 17,838    $ 17,547    $ 17,264    $ 18,415
Gross profit ..................       7,834       7,949       7,964       8,518
Net income (loss) .............       1,147       1,263       1,357       1,649
Earnings per share ............         .12         .13         .14         .17


NOTE 13 - SUBSEQUENT EVENTS

         On March 22, 1995, the Company completed its acquisition of Birtcher for approximately 1,620,000 shares of common stock valued at $17,750,000 and the assumption of net liabilities totaling approximately $9,300,000.

         On May 19, 1995, the Company acquired the business and certain assets and liabilities of The Master Medical Corporation for a cash purchase price of approximately $9,500,000. The acquisition was accounted for using the purchase method of accounting. Preliminary estimates of net assets acquired of $2,500,000 resulted in Goodwill related to the acquisition of approximately $7,000,000.

         In October 1995, the Company signed an asset purchase agreement whereby the Company will acquire the business and certain assets of New Dimensions in Medicine, Inc. (NDM) for a cash purchase price of approximately $32 million. The transaction is subject to the approval of the shareholders of NDM.

         On November 30, 1995, the Board of Directors of the Company declared a three-for-two split of the Company's common stock, to be effected in the form of a stock dividend, payable to shareholders of record on November 13, 1995. Accordingly, common stock, retained earnings, earnings (loss) per share, the number of shares outstanding, the weighted average number of shares and equivalents outstanding and stock option data have been restated to retroactively reflect the split.