Form 10-K
period 1995-12-31
CONMED CORP
filed 1996-03-29
CIK 816956

Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 29, 1995       Commission file number 0-16093

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $335,243,098 based upon the average bid and asked prices of stock, which was $23.13 on March 22, 1996.

The number of shares of the Registrant's $0.01 par value common stock outstanding as of March 22, 1996 was 14,884,815.

Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 12, 1996 for the annual meeting of stockholders to be held May 21, 1996, are incorporated by reference into Part III.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-K


Item Number

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders


Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Part III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Signature

Exhibit Index

                                     PART I

                               CONMED CORPORATION
Item 1: Business

General

         CONMED Corporation ("CONMED" or the "Company") was incorporated on February 10, 1970 in the State of New York. The Company is a leading provider of advanced electrosurgical systems and ECG electrodes and accessories. The Company also manufactures and markets a line of instruments for use in MIS procedures, as well as products used for IV therapy. Eighty-five percent of the Company's revenues are derived from the sale of single-use, disposable products. The Company's products are used in a variety of clinical settings, such as operating rooms, physicians' offices and critical care areas of hospitals.

         The Company is divided into three divisions: Electrosurgical Systems, Patient Care and Minimally-Invasive Surgery. Each division has its own dedicated salesforce. Through its Electrosurgical Systems Division, the Company develops, manufactures and markets a comprehensive range of electrosurgical generators, argon beam coagulation systems, electrosurgical ground pads and electrosurgical pencils. The Company's Patient Care Division develops, manufactures and markets a broad line of ECG electrodes (adult, infant, premie, stress test and diaphoretic), ECG cables and lead wires, IV stabilization dressings and IV fluid drip rate gravity controllers. As disclosed below, the Company's Patient Care Division will enter the wound care market with the NDM acquisition. The Company's Minimally-Invasive Surgery Division develops, manufactures and markets a line of minimally-invasive surgical ("MIS") products, including an electronic trocar system, suction-irrigation instruments, scissors and electrosurgical probes with suction/irrigation capability.

         The Company has used strategic business acquisitions to increase its market share in certain product lines, broaden its product offerings and realize economies of scale. In July 1993, the Company acquired the business and certain assets of Medtronic Andover Medical, Inc., a manufacturer of ECG monitoring and diagnostic electrodes and ECG cables and lead wires, for a cash purchase price of approximately $21.8 million plus the assumption of approximately $1.2 million of liabilities. In November 1994, the Company purchased the assets associated with a product line involving the manufacture and sale of ECG electrodes from Becton Dickinson Vascular Access, Inc. for approximately $2.0 million. These acquisitions expanded the ECG product offerings of the Company and have given the Company the additional market share necessary to become a leading supplier of ECG disposables to the domestic ECG disposables industry.

         In March 1995, the Company acquired Birtcher Medical Systems, Inc. ("Birtcher") for approximately 1.6 million shares of common stock in a transaction valued at approximately $21.2 million. With the Birtcher acquisition, the Company added the argon beam coagulation technology to its existing lines of electrosurgical products and strengthened the Company's position as a leading supplier of electrosurgical systems to the medical industry. In May 1995, the Company acquired the business and certain assets and liabilities of The Master Medical Corporation ("Master Medical") for a cash purchase price of approximately $9.5 million plus the assumption of net liabilities totaling approximately $0.5 million. The Master Medical acquisition added a line of single-use IV fluid drip rate gravity controllers to the Company's product line. The completed acquisitions, together with internal growth, resulted in net sales growth of approximately 135% over the past three years.

         In October 1995, the Company signed an asset purchase agreement whereby the Company will acquire substantially all the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $32.0 million plus the assumption of net liabilities of approximately $5.1 million. Through the NDM acquisition, which closed on February 23, 1996, the Company has acquired the business of NDM relating to the design, manufacture and marketing of a broad line of ECG electrode products, disposable electrosurgical products and a broad line of various Hydrogel wound care products.

Industry

         The health care industry is undergoing significant and rapid change. Health care delivery costs have increased dramatically in recent years as compared to the overall rate of inflation. The growing influence of managed care has resulted in increasing pressure on participants in the health care industry to contain costs. Accordingly, health care providers have been purchasing medical devices which improve productivity and contain costs.

         Health care providers continue to utilize low-cost, disposable medical devices, such as electrosurgical pencils and ground pads, ECG electrodes and other patient care products. Disposable devices improve health care professional productivity and, unlike reusable products, do not require costly, labor-intensive sterilization or reassembling. The risks of transmission of infectious diseases, such as AIDS, hepatitis and tuberculosis, and related concerns about occupational safety of health care professionals have also contributed to an increased demand for disposable, single-use products. In addition, the combination of medical cost containment pressures and patient-driven demands have resulted in greater use of minimally-invasive procedures as an alternative to traditional open surgery. MIS procedures reduce patient hospitalization and therapy, thereby reducing the cost to patients and health insurers.

         According to the American Hospital Association and the American College of Surgeons, in 1993 more than 23 million surgical procedures were performed in the over 5,300 general hospitals in the United States, with another approximately three million procedures being performed in the approximately 1,800 free standing ambulatory surgery centers. The Company believes that a majority of these operations involved electrosurgery. The American Hospital Association data also show that of the hospitals in the United States, there are approximately 96,000 intensive care beds, including neonatal, pediatric, cardiac and medical/surgical intensive care. The Company believes that a majority of these beds are equipped for ECG monitoring. In addition, the Company believes that demographic trends, such as the aging of the U.S. population, also should have a favorable effect on the demand for the Company's disposable medical products, since older people generally require more medical care and undergo more surgical procedures.

         In response to increased competitive pressures in the health care industry, manufacturers of medical devices have been improving efficiency and productivity and consolidating. The Company believes that consolidations in the industry have increased primarily as a result of health care cost containment pressures. Consolidations can reduce costs from synergies in manufacturing, corporate overhead and research and development. The Company regards these developments as presenting opportunities for medical device companies seeking to increase sales in core product lines and expand into new product lines through acquisitions.

Electrosurgical Systems Division

         The Company's electrosurgical products consist of electrosurgical pencils, electrosurgical ground pads and electrosurgical generators. The Company also distributes a wide range of accessories used with electrosurgical generators such as forceps, adapters and cables. Most accessories of other electrosurgical companies are compatible with the Company's generators, including specialty accessories used in urologic surgery. During 1993, 1994 and 1995, net sales attributable to the Electrosurgical Systems Division represented 43%, 54% and 53%, respectively, of the Company's net sales.

Electrosurgery

         Electrosurgery is the technique of using a high-frequency electric current which, when applied to tissue through special instruments, can be used to cut tissue, coagulate, or cut and coagulate simultaneously. An electrosurgical system consists of a generator, an active electrode in the form of a pencil or other instrument which the surgeon uses to apply the current from the generator to the target tissue and a ground pad to safely return the current to the generator. Electrosurgery is routinely used in most forms of surgery, including dermatologic and thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic and other endoscopic procedures.

         Argon Beam Coagulation ("ABC") is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC in certain clinical situations including open-heart surgery, liver, spleen and trauma surgery and various other applications.

Electrosurgery Products

         Electrosurgical Pencils. The Company manufactures and markets electrosurgical pencils, which are used by surgeons to introduce the electrosurgical current to the target tissue. The pencils can be either foot-controlled or hand-controlled; the majority of pencils sold by the Company are hand-controlled. The Company manufactures primarily disposable electrosurgical pencils, but also offers reusable pencils. In addition, the Company sells a line of disposable blades used with electrosurgical pencils for specific surgical applications, including cutting, coagulating and the resection of diseased tissue.

         Electrosurgical Ground Pads. The Company manufactures and markets disposable ground pads in adult, pediatric and infant sizes as well as a ground pad specifically designed for prematurely born or low birth-weight infants (premies), the PREMIE Ground Pad. The Company believes that its PREMIE Ground Pad is the only disposable ground pad specifically made and marketed for these special patients. The Company also manufactures and markets ground pads specifically designed for use with its Aspen Return Monitor alarm system (A.R.M.), as well as alarm systems of competitive generators. Most of the Company's ground pads are made with its proprietary conductive adhesive polymer.

         Electrosurgical   Generators.  The  Company  offers  both  conventional
electrosurgical generators and the ABC(R), which combines conventional electrosurgical cutting and coagulation capabilities with the Company's patented argon gas electrocoagulation technology. Most models include a safety alarm, the A.R.M., which monitors the contact of the ground pad to the patient's skin surface. Should the ground pad lose contact with the patient's skin, or a rise in electrical resistance occur, the monitor will disable the electrosurgical current until the problem is identified and corrected. Systems such as this provide an increased level of safety to the patient.

         The Company's line of conventional electrosurgical generators features the EXCALIBUR(R) PLUS, which incorporates the A.R.M. and offers full-function capabilities for both monopolar and bipolar applications, including general surgery as well as thoracic, urologic, laparoscopic and neurosurgical procedures. In addition to the EXCALIBUR(R) PLUS, the conventional generators marketed by the Company include the SABRE(R) 2400, a full-feature generator suitable for routine use in most surgical procedures, and the SABRE(R) 180, a low-power generator for surgical procedures in a physician's office or clinic setting.

         Hyfrecator Plus(R) is a low-power electrosurgical generator specifically designed for the physician's office based procedures, including dermatology, plastic surgery, dental and oral surgery and otolaryngology. The Hyfrecator Plus(R) is the latest model of Hyfrecator(R) generator that has been marketed to physicians for over 50 years, and was acquired in the Birtcher acquisition. The Company markets a line of accessories for the Hyfrecator Plus(R).

         Argon Beam Coagulation System. The Company's ABC(R) products include specialized electrosurgical generators, specialized disposable handpieces and ground pads. The Company's proprietary ABC(R) devices provide non-contact argon gas electrocoagulation and conventional electrosurgical cutting and coagulation capabilities. The models 6000 and 6400 ABC(R) generators offer automatic gas-flow control as the power settings are increased or decreased, and a full-function electrosurgical generator with integrated argon beam coagulation capability. The Company's Beamer ABC(R) module is a gas cart which is used in conjunction with an existing electrosurgical generator and is a lower cost alternative to the fully featured ABC(R) system. The Beamer ABC(R) units work in conjunction with the hospital's present electrosurgery unit.

Patient Care Division

         The Company's patient care products consist of ECG monitoring electrodes, intravenous flow controllers and catheter stabilization dressings, wound care products and other miscellaneous products. During 1993, 1994 and 1995, net sales attributable to the Patient Care Division represented 55%, 44% and 44%, respectively, of the Company's net sales.

ECG Monitoring

         ECGs. An ECG is a representation of the electrical activity that stimulates the contraction of the heart muscle. This electrical activity can be detected by disposable electrodes which consist of a conductive element, a conductive gel for contact to the skin and an adhesive backing material that keeps the electrode adhered to the patient's skin for the required period of ECG monitoring. ECG monitoring is used to diagnose irregularities in heart function.

         Disposable ECG electrodes are placed on the patient's skin in various patterns around the heart using 3, 5 or 10 electrodes per patient, depending upon the specific type of monitoring technique. The electrodes provide a direct contact to the skin surface by which the electrical activity of the heart can be sensed and relayed to a special ECG monitor by way of its lead wire and cable connections. ECG electrodes are used in the operating room and critical care areas of hospitals and for diagnostic tests, including exercise stress testing and ambulatory monitoring. Many ambulances and paramedic units have the capability to monitor the ECG in emergency situations outside of the hospital.

         ECG Monitoring Products. The Company has developed and markets ECG electrodes for various patients and applications, including prematurely born infants, diaphoretic patients, stress test monitoring, ambulatory monitoring and special ECG electrodes for use in surgery. The strength of the product line lies in specific design features that provide those characteristics required to accurately detect the electrical signal and to remain in contact with the patient's skin for extended periods of time. Several special monitoring situations require electrodes that will not show a visible image under x-ray. This will allow the patient to undergo special diagnostic or therapeutic procedures with the use of x-ray and still have continuous monitoring of the ECG. The Company has developed special electrodes for this purpose.

         The Company also manufactures and markets ECG monitoring cables, lead wire products and accessories. ECG cables and lead wires are products designed to transmit ECG signals from the heart (converted into electrical signals by an electrode) to an ECG monitor or recorder. Lead wires connected directly to the electrodes are plugged into the patient end of the cable. Cables are designed to accept from three to fifteen lead wires depending on the level of monitoring required. The Company also manufactures and markets disposable defibrillation pads for use in cardio defibrillation.

Intravenous Therapy

         IVs. A large percentage of patients admitted to hospitals will undergo some type of IV therapy where medical fluids or blood are introduced into the patient's bloodstream. As part of the nursing care to the patient, the catheter or needle must be stabilized onto the skin to prevent movement of the catheter, as well as be covered with a dressing to keep the entry site free from bacterial contamination. The volume and speed of fluids administered to the patient in surgery or medical units must be controlled for proper infusion of the fluids. Typically, the flow of these intravenous fluids is controlled either by an electronic pump or gravity controller or by a manually operated clamping mechanism.

         Intravenous Therapy Products -- VENI-GARD(R) Catheter Stabilization Dressing. VENI-GARD(R) is a disposable, sterile product designed to hold and secure an IV needle or catheter in place. VENI-GARD(R) provides a protective, sterile barrier over the entry site by incorporating a transparent, semi-permeable membrane to allow an unobstructed view of the entry site with a patented foam border to provide stabilization of the catheter. This membrane also allows the evaporation of moisture vapor but is impermeable to outside fluids. The VENI-GARD(R) product line also includes specialized products for various applications in specialty segments of the IV therapy market including those used in conjunction with Total Parenteral Nutrition (intravenous feeding) and cardiovascular catheters, as well as NeoDerm(R) for use in stabilizing epidural catheters.

         Disposable IV Fluid Drip Rate Gravity Controllers. With the Master Medical acquisition, the Company acquired Master Medical's line of disposable IV fluid drip rate gravity controllers. These disposable devices are a cost-effective alternative to electronic controllers or pumps. These devices are available as add-on extension sets which are attached to the primary IV tubing or as part of the full tubing set connecting the main IV bag to the patient's IV catheter.

Wound Care Management

         Wound Care. Wounds to the skin are referred to as acute, such as surgical incisions and burns, or chronic, which are slow-healing conditions such as chronic venous ulcers, pressure ulcers, diabetic ulcers and wounds from various skin diseases. Traditionally, most open wounds have been treated with "dry" dressings such as gauze or covered with various ointments. A recent trend has been the use of occlusive dressings made from polymers called hydrocolloids and hydrogels. These occlusive dressings keep the wound "moist" or hydrated in order to promote healing. Wound care dressings are sold to hospitals as well as to alternate care sites such as nursing homes and skilled nursing facilities.

         Wound Care Products. As part of the NDM acquisition, the Company expanded into the wound care market. NDM has developed a proprietary hydrogel technology, which is currently manufactured and marketed under the name ClearSite(R). It is a transparent wound dressing that consists of hydrogel and a flexible, continuous polyurethane film covering. Because ClearSite(R) is transparent, the health care provider is able to monitor the course of healing without removing the wound dressing. ClearSite(R) absorbs wound exudate and, as the gel begins to saturate, moisture vapor transpires into the atmosphere. ClearSite(R) is able to absorb 2 1/2 times its weight in wound exudate and maintain its structural integrity and wound healing capabilities for up to seven days.

         In 1994, NDM introduced its island dressing form of ClearSite(R). The island dressing has a clear, breathable, pliable, adhesive polyurethane film border. The Company also markets a wound care product called Hydrogauze(R), which is a gauze-like material that has been impregnated with dehydrated ClearSite(R) that hydrates upon contact with wound exudate. Hydrogauze(R) combines the look and feel of gauze bandages with the wound healing advantages of ClearSite(R) hydrogel.

Minimally-Invasive Surgery Division

         Building on its expertise in electrosurgery, in 1991 the Company began marketing its line of MIS products, consisting of electronic trocars and multifunctional instruments. In 1993, 1994 and 1995, net sales attributable to the Minimally-Invasive Surgery Division represented 2%, 2% and 3%, respectively, of the Company's net sales.

Minimally-Invasive Surgery

         MIS, or surgery performed without a major incision, results in less trauma for the patient and produces important cost savings as a result of reduced hospitalization and therapy. Laparoscopic surgery is an MIS procedure performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During a laparoscopic procedure, devices called "trocars" are used to puncture the abdominal wall and then removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for the camera systems and surgical instruments. The recent trend toward minimally invasive surgery has led to the development of additional applications for laparoscopic surgery that can utilize electrosurgery systems.

Electrosurgical Products for Laparoscopic Surgery

         TroGARD(R), a proprietary electronically controlled trocar system for laparoscopic surgery, incorporates a blunt-tipped version of a trocar (ordinarily a sharp pointed surgical instrument that punctures the abdominal wall) and an Electronic Trocar Monitor ("ETM") for making the puncture through the body wall. The TroGARD(R) cuts through the body wall with electrosurgical current rather than the sharp, pointed tips of conventional trocars. The ETM automatically and immediately deactivates the electrosurgical generator when the monitor senses that the trocar has entered the abdominal cavity. Simultaneously, it sounds an audible alarm for the surgeon upon entry into the abdominal cavity.

         The Company also markets the UNIVERSAL S/I (suction/irrigation) and UNIVERSAL-PLUS laparoscopic instruments, specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery, which consist of a disposable handle and valve/control assembly with a system of interchangeable, single-use, disposable cannulae and instrument tips. The UNIVERSAL-PLUS offers the surgeon a choice of hand-control or foot-control of electrosurgery with suction/irrigation controls conveniently located on the handle of the instrument. The UNIVERSAL S/I laparoscopic instrument system provides high flow suction/irrigation, without electrosurgical capability, to fit the preferences of a wide range of surgeons and laparoscopic techniques. The Company also markets electrosurgical pencils, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles and ABC(R) handpieces for use in laparoscopic surgery.

Marketing

         The principal markets for the Company's products are the approximately 5,300 general hospitals and approximately 1,800 surgery centers in the United States. Certain of the Company's products are sold to others in the medical industry for private labeling. The total domestic sales and marketing force consists of approximately 100 persons. The Company's salespeople have been with the Company an average of five years.

         The Company has located its salespeople (territory managers) in key metropolitan areas. They are supervised and supported by district managers and regional managers. Home office sales and marketing management provide the overall direction for the sales of the Company's products. The sales force is required to work closely with distributors where applicable and to maintain close relationships with end-users. Domestically, the Company's products are sold through approximately 20 national and regional hospital distributors, 150 to 250 local distributors, and directly to hospitals.

         The Company's domestic salesforce is structured into three groups, Electrosurgical Systems, Patient Care and MIS. The Electrosurgical Systems salesforce is responsible for selling the Company's electrosurgical products which are typically used during surgical procedures. The Patient Care salesforce is responsible for selling the Company's products which are typically used by various patient care areas of a hospital. The primary patient care products are ECG electrodes and the IV therapy products. The MIS salesforce is responsible for selling the Company's laparoscopic products.

         The Company's international sales efforts are conducted by five international marketing managers. International sales accounted for 15.5% of the Company's sales during 1995. Among the top foreign markets for the Company are Japan, Germany, Canada, China and Korea. International sales grew in 1994 in all regions and sales growth continued in 1995, with the strongest sales gains in China and the Far East.

         The Company focuses on keeping its salespeople highly trained and educated in the applications for its products. The Company's salespeople call on key departments such as the surgery, intensive care, cardiac care and neonatal intensive care units and the emergency room. Therefore, it is essential that the sales force has the ability to train doctors and nursing staff on the techniques needed to take full advantage of the Company's products. A key element in the sale of any Company product is the initial and ongoing inservice training required of the end-user. The hiring criteria of the Company's salespeople include requiring them to have a background in the sale of medical devices. The field sales force is trained in the technical aspects of the Company's products and their uses, and provides hospital personnel and surgeons with information relating to the technical features and benefits of the Company's products.

Research and Development Activities

         The Company's research and development department consists of approximately 35 employees. The Company's research and development programs are focused on the development of new products, as well as the enhancement of existing products through the updating of technology and design. Product development efforts include product extensions and improvements, electrosurgical applications in MIS procedures and other single use medical products. During the three years 1993, 1994 and 1995, the Company spent approximately $2,222,000, $2,352,000 and $2,832,000, respectively, for research and development.

         The Company has approximately 146 U.S. patents and numerous corresponding foreign patents on its products expiring at various dates from 1996 through 2013 and has additional patents pending. Due to technological change, the Company does not solely rely on its patents, but believes that development of new products and improvement of existing ones is and will be generally more important than patent protection in maintaining its competitive position.

New Products

         At the American College of Surgeons meeting in October 1995, the Company introduced four new products. The EXCALIBUR(R) PLUS/PC (Power Control) is the most recent generation of the Company's EXCALIBUR(R) generator and incorporates a unique feature not previously seen in electrosurgical generators. The EXCALIBUR(R) PLUS/PC has been designed with a special software program that allows the surgeon to use any standard hand-controlled pencil or instrument to directly increase or decrease the power settings of the generator. The Company believes this is the first technology of its kind applied to electrosurgery and has applied for patent protection. The Company began marketing EXCALIBUR(R) PLUS/PC in January 1996.

         The Company has extended its line of electrosurgical instruments for laparoscopic surgery with its SELECT ONE(R) Monopolar Laparoscopic Scissors. The laparoscopic scissors are single-use and disposable. The Company released this product in early November 1995.

         The third product introduced at the College of Surgeons meeting was the disposable smoke evacuation pencil. This electrosurgical pencil has specially designed channels to remove the smoke plume, generated by the cutting and coagulation of tissue, from the surgical field. This feature addresses the concerns of health care givers toward certain potential health hazards from prolonged exposure to possible contaminants carried by the smoke plume generated by the use of electrosurgery and lasers. The Company began the marketing of this product in January 1996.

         The BEAMER PLUS ABC(R) module is an updated design of the Company's current stand-alone ABC(R) module, the BEAMER(R). The BEAMER PLUS adds increased flow capabilities and flow control for use in laparoscopic surgery. The BEAMER PLUS is a more economical unit for providing argon beam coagulation capability to most electrosurgical generators. The Company began marketing the BEAMER PLUS in January 1996.

Manufacturing and Supply Arrangements

         The Company manufactures or assembles most of its products at its own facilities. The Company's vertically integrated manufacturing process allows it to (i) obtain cost efficiencies by purchasing raw materials for its disposable products in bulk and converting those materials into the parts and pieces used in final assembly and (ii) react quickly to changes in demand for the Company's products. The Company believes that its manufacturing capabilities are significant in terms of cost control, quality control and security of proprietary processes. The Company uses various manual, semi-automated and automated equipment for fabrication and assembly of its products and is continuing to further automate its facilities to remain competitive.

         The Company believes its production and inventory practices are generally reflective of conditions in the industry. The Company's products are not generally made to order or to individual customer specifications. Accordingly, the Company schedules production and stocks inventory on the basis of experience and its knowledge of customer order patterns, and its judgment as to anticipated demand. Since customer orders must generally be filled promptly for immediate shipment, backlog is not significant to an understanding of the Company's business.

         In connection with the NDM acquisition, the Company agreed to assume all of NDM's obligations under NDM's distribution agreement with Baxter Healthcare Corporation ("Baxter"). Under the distribution agreement, which Baxter has assigned to the Company, Baxter has the non-exclusive right to sell and distribute NDM's critical care products and patient care products throughout the United States. The agreement is effective until December 31, 1996 and is subject to renewal, unless terminated by either party. Baxter is the largest distributor of NDM's products, accounting for approximately 95% of NDM's sales to U.S. hospitals.

Competition

         The market for the Company's products is competitive. The Company faces competition from other manufacturers and from suppliers of products employing other technologies. Competitive pricing pressures or the introduction of new products by the Company's competitors could have an adverse effect on the Company's revenues and profitability. In addition, the Company operates in an industry that engages in extensive research efforts. Some of the companies with which the Company now competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than the Company, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. The major competitors of the Company include ValleyLab (a division of Pfizer), 3M Corporation, Johnson & Johnson and U.S. Surgical Corporation.

         The Company believes that product design, development and improvement, customer acceptance, marketing strategy, customer service and price are critical elements to compete in the industry. Demand for and use of the Company's electrosurgical equipment may fluctuate as a result of changes in surgeon preferences, the introduction of new electrosurgery products or new features to existing products, the introduction of alternative surgical technology and advances in surgical procedures and discoveries or developments in the health care industry. In addition, the growing trend toward managed care has increased cost-containment efforts of hospital purchasing departments. There can be no assurances that demand for the Company's products will not be adversely affected by such fluctuations and trends.

Government Regulation

         All the Company's products are classified as medical devices subject to regulation by the FDA. The Company's new products require FDA clearance under a procedure known as 510(k) premarketing notification. A 510(k) premarketing notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. Some products have been continuously produced, marketed and sold since May 1976 and require no 510(k) premarketing clearance. The Company's products are all either Class I or Class II products with the FDA, meaning that the Company's products must meet certain FDA standards and are subject to the 510(k) premarketing notification clearance discussed above, but are not required to be approved by the FDA. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

         The Company markets its products in a number of foreign markets. Requirements pertaining to its products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. The Company's European Community sales are subject to government regulations known as the "CE" mark certification. The Company's electronic devices (electrosurgical generators, Hyfrecators(R) and ABC(R) units) have received a "CE" mark certification. The Company believes that its products currently meet all applicable standards for the countries in which they are marketed.

         As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to insure compliance with "Good Manufacturing Practices." Many of the Company's products are subject to industry-set standards. Industry standards relating to the Company's products are generally formulated by committees of the Association for the Advancement of Medical Instrumentation. The Company believes that its products presently meet applicable standards.

         The Company is subject to product recall. In March 1993, the Company voluntarily recalled certain lots of its TechSwitch electrosurgical pencils due to a production matter which caused a small percentage of the pencils in the affected lots to function in an inconsistent manner. The production matter was resolved and did not have a material effect on the Company's financial condition.

         Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations could have an adverse effect on the Company's financial condition or results of operations.

Employees

         As of December 29, 1995 the Company had 876 full-time employees, of whom 631 were in manufacturing, 35 were in research and development, and the balance were in sales, marketing, executive and administrative positions. None of the Company's employees is represented by a union, and the Company considers its employee relations to be excellent. The Company has never experienced any strikes or work stoppages.

Item 2. Properties

         The Company operates in Utica, New York from an owned facility of approximately 130,000 square feet and in Rome, New York from a leased facility of approximately 120,000 square feet. Additionally, the Aspen subsidiary operates from an owned facility of approximately 65,000 square feet of space in Englewood, Colorado; the Birtcher subsidiary leases a 15,000 square foot warehouse and distribution center in El Paso, Texas pursuant to a lease that expires in May 1997 and a 25,000 square foot manufacturing facility in Juarez, Mexico pursuant to a lease that expires in June 1998; and the NDM business is operated from an owned facility of approximately 100,000 square feet in Dayton, Ohio. The Company believes its facilities are adequate in terms of space and suitability for its needs over the next several years.

Item 3. Legal Proceedings

         From time to time the Company is a defendant in certain lawsuits alleging product liability or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits.

         The Company's Birtcher subsidiary is voluntarily participating in an environmental investigation at its former facility in El Monte, California. The former facility is located in the El Monte Operable Unit of the San Gabriel
Valley Superfund Site. The Environmental Protection Agency has not named Birtcher as a Potentially Responsible Party in this matter. In connection with its accounting for the Birtcher acquisition, the Company has established what it believes is an appropriate reserve for this matter. Such reserve is the subject of an adjustment in the purchase accounting for the Birtcher acquisition. The Company does not expect that the resolution of the environmental investigation will have a material adverse effect on the Company's financial condition and results of operations.

         The Company's ABC(R) technology is protected by patents in the United States, Canada, United Kingdom, Germany and Japan. Three separate companies have filed challenges to the validity of the United Kingdom, German and Japanese patents. The Company is vigorously defending the validity of these patents in those jurisdictions.

         Manufacturers of medical products may face exposure to significant product liability claims. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business or results of operations. The Company currently maintains commercial product liability insurance of $10,000,000 per incident and $10,000,000 in the aggregate annually, which the Company, based on its experience, believes is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available in the future at a reasonable cost to the Company.



Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 1995.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock, par value $.01 per share, is traded on the Nasdaq National Market System (symbol - CNMD). At December 29, 1995, there were 1,365 owners of record of the Company's Common Stock.

         The following table show the high-low last sales prices for the years ended December 30, 1994 and December 29 1995, as reported by the Nasdaq National Market. The sales prices have been adjusted to give retroactive effect to the three-for-two stock splits in the form of stock dividends paid on December 27, 1994 and November 30, 1995.

                1994
                ----
Period                    High          Low
------                   ------        ------
First Quarter            $ 6.89        $ 4.44
Second Quarter             6.44          5.11
Third Quarter              8.44          5.56
Fourth Quarter            13.67          8.00


                1995
                ----
Period                    High          Low
------                   ------        ------
First Quarter            $15.17        $11.17
Second Quarter            16.67          9.67
Third Quarter             23.33         15.67
Fourth Quarter            25.00         20.25


         The Company did not pay cash dividends on its Common Stock during 1994 and 1995. The Board of Directors presently intends to retain future earnings to finance the development of the Company's business and does not presently intend to declare cash dividends. Should this policy change, the declaration of dividends will be determined by the Board in light of conditions then existing, including the Company's financial requirements and condition and provisions affecting the declaration and payment of dividends contained in debt agreements.

Item 6. Selected Financial Data

                                       FIVE - YEAR SUMMARY OF SELECTED FINANCIAL DATA
                                            (In thousands, except per share data)

                                                     1991            1992          1993(2)            1994            1995
                                                   --------        --------        --------         --------        --------
Consolidated Statements of Income (Loss)(1)
-------------------------------------------

Net sales .................................        $ 38,458        $ 42,602        $ 53,641         $ 71,064        $ 99,558
Net income (loss) .........................           3,945           4,106          (1,396)           5,416          10,863
Earnings (loss) per share(3) ..............             .46             .42            (.15)             .56             .94
Weighted average number of shares
    and equivalents outstanding(3) ........           8,526           9,702           9,426            9,624          11,613

Consolidated Balance Sheet(1)
-----------------------------

Working capital ...........................        $ 22,094        $ 23,827        $ 15,399         $ 18,159        $ 37,350
Total assets ..............................          38,338          41,939          57,338           62,104         119,403
Long-term debt (less current portion) .....             107              30           9,375            6,875          26,340
Shareholders' equity ......................          33,951          38,669          37,490           43,061          75,002

(1) Includes the results of (i) CONMED Andover Medical from July 12, 1993; (ii) Birtcher from March 14, 1995; and Master Medical from May 22, 1995, in each such case from the date of acquisition.

(2) Includes litigation charge of $5,000 relating to a patent infringement case involving CONMED's line of coated electrosurgical accessory blades and a product restructure charge of $675 for the write-off of obsolete inventory, net of related tax benefit of $1,930.

(3) Share and per share information have been adjusted to give retroactive effect to the three-for-two stock splits the form of stock dividends paid to shareholders on December 27, 1994 and November 30, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

         The following table presents, as a percent of net sales, certain categories included in the Company's consolidated statements of income for the periods indicated:

                                                            Years Ended
                                              December 31,  December 30,  December 29,
                                                   1993        1994        1995
                                                   -----       -----       -----
Net sales ..................................       100.0%      100.0%      100.0%
Operating expense:
   Cost of sales ...........................        56.3        54.6        52.6
   Selling and administrative expense ......        32.4        29.5        25.7
   Litigation and product restructure ......        10.6         --          --
   Research and development expense ........         4.2         3.3         2.9
Income (loss) from operations ..............        (3.5)       12.6        18.8
Interest income (expense), net .............        (0.4)       (0.9)       (2.0)
Income (loss) before income taxes ..........        (3.9)       11.7        16.8
Net income (loss) ..........................        (2.6)        7.6        10.9

Years Ended December 29, 1995 and December 30, 1994

         The Company had net sales of $99,558,000 for 1995 as compared to $71,064,000 in 1994, an increase of $28,494,000 or 40.1%. The increase was substantially a result of the effects of the Birtcher and Master Medical acquisitions.

         The Company's gross margin percentage was 47.4% in 1995 as compared to 45.4% in 1994. This increase was primarily a result of manufacturing efficiencies and economies of scale realized through the Birtcher and Master Medical acquisitions. On a quarterly basis, gross margin percentage for the first quarter of 1995 was 45.7% and approximated 47.8% for each of the remaining three quarters of 1995.

         Selling and administrative expense increased to $25,570,000 during 1995 compared to $20,979,000 in 1994, an increase of $4,591,000 or 21.9%, due primarily to the effects of the Birtcher and Master Medical acquisitions. However, as a percentage of net sales, selling and administrative expense declined to 25.7% in 1995 as compared to 29.5% in 1994, due to the economies of scale resulting from the acquisitions of Birtcher and Medical Medical.

         Research and development expense increased 20.4% to $2,832,000 in 1995 as compared to $2,352,000 in 1994. Research and development expenditures for 1995 reflect increased activities relative to integration and further development of Birtcher products, as well as the continued emphasis on the development of surgical products for MIS procedures.

         The Company incurred $1,991,000 in interest expense in 1995 compared to $628,000 in 1994. This increase reflects the incremental debt incurred as a result of the Birtcher and Master Medical acquisition.

         The Company's effective tax rate for 1995 was 35.2% as compared to 34.8% in 1994.

Years Ended December 30, 1994 and December 31, 1993

         Net sales in 1994 increased to $71,064,000 compared to $53,641,000 in 1993, an increase of 32.5%. Approximately 75% of the total increase was a function of the Andover Medical acquisition that occurred on July 12, 1993. Net sales of CONMED Andover Medical's products are included with the Company's consolidated sales for all of 1994 but for only one-half of 1993. The remainder of the increase was a result of increased volumes of product sold.

         The gross margin percentage increased to 45.4% in 1994 compared to 43.7% in 1993. This increase in gross margin is a result of increasing economies of scale and manufacturing efficiencies. During 1994, the Company consolidated its ECG wire and plastic molding operations in one location, and this reduced manufacturing expense as a percentage of net sales.

         Selling and administrative expense increased 20.6% to $20,979,000 from $17,402,000 as a result of increased sales activity. However, as a percentage of net sales, selling and administrative expense declined to 29.5% in 1994 compared to 32.4% in 1993. This improvement in selling and administrative expense as compared to net sales was a result of economies of scale resulting from the increased level of net sales and cost improvement programs including consolidation of customer service and realignment of sales territories after the Andover Medical acquisition.

         During 1993, the Company recorded a pre-tax charge of $5,700,000 for litigation and product restructure costs. No such costs were incurred in 1994.

         Research and development expense increased 5.9% in 1994 compared to 1993. The Company continues to conduct research activities in all of its product lines, with a particular emphasis on surgical products for MIS procedures.

         Net interest expense increased to $628,000 in 1994 from $214,000 in 1993. The increase was primarily a result of the Andover Medical acquisition indebtedness being outstanding for an entire year in 1994 and only approximately one-half year in 1993. Further, 1993 had higher interest income amounts than 1994 as the Company had higher invested cash balances in the first half of 1993 prior to the Andover Medical acquisition.

         The Company's effective tax rate in 1994 was 34.8% reflecting the federal statutory rate of 34%, the effect of state income taxes and the tax benefit of a foreign sales corporation.

Liquidity and Capital Resources

         Cash flow from operations was $5,059,000 for 1995 as compared to $8,260,000 provided from operations in 1994. Operating cash flows for 1995 were aided by higher net income as compared to 1994. Additionally, depreciation and amortization in 1995 increased due to the effects of the Birtcher and Master Medical acquisitions. Cash flows from operations in 1995 were negatively impacted by increases in accounts receivable and inventories, and the timing of payments for income taxes. The increases in accounts receivable and inventories relate primarily to working capital requirements associated with the Birtcher and Master Medical acquisitions. Additionally, payment of the patent litigation award also adversely impacted 1995 operating cash flows.

         Cash flows from operations were $8,260,000 for 1994 compared to $5,673,000 for 1993. Operating cash flows in 1994 were impacted by higher net income as well as increased depreciation expense and amortization caused by the Andover Medical acquisition. Additionally, accruals for payroll and withholding increased $1,327,000, causing a positive addition to operating cash flows for 1994. Accounts receivable increases of $1,684,000 and inventory increases of $619,000 partially offset increases in cash flow from operations in 1994, and are due to increased working capital requirements of the Company's expanded business.

         Net cash used by investing activities was $14,695,000 in 1995 compared to $4,190,000 in 1994. The Master Medical acquisition utilized $9,500,000 of cash. Additions to property, plant and equipment for 1995 totaled $5,195,000. Included in this amount was the purchase of land and a building for the relocation of CONMED Andover Medical to Rome, New York, for $1,200,000 for manufacturing purposes.

         The Company purchased $2,190,000 of new plant and equipment, and invested $2,000,000 to purchase an ECG product line from Becton Dickinson Vascular Access Inc. during 1994, resulting in a net use of cash for investing activities. Financing activities resulted in a net use of cash as the Company repaid $2,530,000 in long-term debt during 1994.

         Cash flows provided by financing activities were $7,560,000 for 1995. The Company refinanced its existing bank debt and received $26,590,000 in additional proceeds. Payments on debt and other obligations included $4,371,000 on the Company's debt, $5,846,000 to Birtcher's bank to liquidate debt assumed in connection with the Birtcher acquisition and $12,141,000 to liquidate other Birtcher liabilities assumed in connection with the acquisition.

         Prior to the equity offering discussed below, the Company's credit facility consisted of a $65,000,000 secured term loan and secured revolving line of credit of $15,000,000. As of December 29, 1995, an aggregate of $32,340,000 was outstanding under this facility. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under the credit facility to $65,000,000. In March 1996, the Company consummated an equity offering of common stock and used the proceeds to eliminate the indebtedness of the Company. Upon the closing of this equity offering, the Company's credit facility was amended to consist of a $60,000,000 secured revolving line of credit. This revolving line of credit terminates in March 2001 and carries an interest rate of 0.5% - 1.25% over LIBOR depending on defined cash flow performance ratios. As of March 20, 1996, the Company had no borrowings under this facility.

         Management believes that cash generated from operations, its current cash resources and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures.

Inflation

         Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations.

Item 8. Financial Statements and Supplementary Data

         The Company's 1995 Financial Statements, together with the report thereon of Price Waterhouse LLP dated January 29, 1996, included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         The Company and Price Waterhouse LLP have had no disagreements which would be required to be reported under this Item 9.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information with respect to the Directors and Executive Officers of the Company is incorporated herein by reference to the sections captioned "Proposal
One: Election of Directors" and "Directors and Executive Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 12, 1996 for the annual meeting of shareholders to be held on May 21, 1996.


Item 11. Executive Compensation

         Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive
Officers", "Stock Option Plans", and "Pension Plans" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 12, 1996 for the annual meeting of shareholders to be held on May 21, 1996.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 12, 1996 for the annual meeting of shareholders to be held on May 21, 1996.


Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 12, 1996 for the annual meeting of shareholders to be held on May 21, 1996.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements:

(a)(1) List of Financial Statements Form 10-K Page

       Report of Independent Accountants

       Consolidated Balance Sheets at December 30, 1994 and December 29, 1995

       Consolidated Statements of Income for the years ended December 31, 1993, December 30, 1994, and December 29, 1995

       Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 1993, December 30, 1994, and December 29, 1995

       Consolidated Statements of Cash Flows for each of the years ended December 31, 1993, December 30, 1994, and December 29, 1995

       Notes to Consolidated Financial Statements

   (2) List of Financial Statement Schedules

       Valuation and Qualifying Accounts (Schedule VIII)

       All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

   (3) List of Exhibits

       The exhibits listed on the accompanying Exhibit Index on pages 20-21 below are filed as part of this Form 10-K.

(b)    Reports on Form 8-K

   (1) On October 20, 1995, the Company filed a report on Form 8-K regarding a press release issued in connection with the anticipated acquisition of a business.

   (2) On December 21, 1995 and February 16, 1996, the Company filed reports on Form 8-K which included the historic financial statements of a business being acquired.

   (3) On February 16, 1996 (as amended on February 26, 1996), the Company filed a report on Form 8-K which included the consolidated financial statements of the Company for the three years ended December 29, 1995 and the Company's amended credit agreements.

   (4) On March 8, 1996, the Company filed a report on Form 8-K which included pro forma financial information for a business acquired.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                                        CONMED CORPORATION

                                        March 28, 1996

                                        By: /s/ EUGENE R. CORASANTI
                                            --------------------------
                                            Eugene R. Corasanti
                                            (Chairman of the Board,
                                            Chief Executive Officer
                                            and President)


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                                     Title                                  Date
---------                                     -----                                  ----
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              President (Principal
/s/ EUGENE R. CORASANTI                       Executive Officer) and
Eugene R. Corasanti                           Director                               March 28, 1996

                                              Vice President-Finance
/s/ ROBERT D. SHALLISH, JR.                   and Chief Financial Officer            March 28, 1996
Robert D. Shallish, Jr.                       (Principal Financial Officer)


/s/ JOSEPH J. CORASANTI                       Vice President-Legal Affairs,          March 28, 1996
Joseph J. Corasanti                           General Counsel and Director


/s/ LUKE A. POMILIO                           Controller                             March 28, 1996
Luke A. Pomilio                               (Principal Accounting Officer)


/s/ HARRY CONE                                Director                               March 28, 1996
Harry Cone


/s/ BRUCE F. DANIELS                          Director                               March 28,1996
Bruce F. Daniels


/s/ ROBERT E. REMMELL                         Director                               March 28, 1996
Robert E. Remmell

                                List of Exhibits


Exhibit No.    Description of Instrument

3.1            - Amended and Restated By-Laws, as adopted by the Board of
                   Directors on December 26, 1990 -- incorporated herein by reference to the exhibit in the Company's Current Report on Form 8-K, dated March 7, 1991 (File No. 0-16093).


 3.2           - 1992 Amendment to Certificate of Incorporation and
                    Restated Certificate of Incorporation of CONMED Corporation -- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992.


 4.1           - See Exhibit 3.1.


 4.2           - See Exhibit 3.2.

 4.3           - Warrant to Purchase Common Stock, dated August 31, 1989, issued by the Company to Zimmer, Inc. covering 300,000 shares of Common Stock -- incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-2 (File No. 33-40455).

 4.4           - Credit Agreement-Term Loan Facility dated as of December
                    29, 1995 among CONMED Corporation, the Banks signatory thereto, and The Chase Manhattan Bank, N.A., as agent - incorporated herein by reference to Exhibit 99.1 of the Company's current report on Form 8-K filed February 16, 1996.

 4.5           - Credit Agreement-Revolving Credit Facility dated as of
                    December 29, 1995 among CONMED Corporation, the Banks signatory thereto, and The Chase Manhattan Bank, N.A., as agent - incorporated herein by reference to Exhibit 99.2 of the Company's current report on Form 8-K filed February 16, 1996.

10.1           - Asset Purchase Agreement dated June 10, 1993 among
                    Medtronic Andover Medical, Inc. and Medtronic, Inc. and CONMED Acq. Inc. and CONMED Corporation -- incorporated herein by reference to Exhibit 2 to Form 8-K dated June 11, 1993.


10.2           - Employment Agreement between the Company and Eugene R.
                    Corasanti, dated October 17, 1991, and Amendment thereto dated March 6, 1992 -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1991.

10.3           - Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement)--incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10- K for the year ended December 25, 1992.

10.4           - (a) Eugene R. Corasanti disability income plans with
                     Northwestern Mutual Life Insurance Company, dated January 14, 1980 and March 7, 1981 -- policy specification sheets -- incorporated herein by reference to Exhibit 10.9(a) of the Company's Registration Statement on Form S-2 (File No. 33-40455).

                 (b) William W. Abraham disability income plan with Northwestern
                     Mutual Life Insurance Company, dated March 24, 1981 -- policy specification sheet -- incorporated herein by reference to Exhibit 10.9(b) of the Company's Registration Statement on Form S-2 (File No. 33-40455).

                 (c) Eugene R. Corasanti life insurance plan with Northwestern
                     Mutual Life Insurance Company, dated October 6, 1979 -- policy specification sheet -- incorporated herein by reference to Exhibit 10.9(c) of the Company's Registration Statement on Form S-2 (File No. 33-40455).

                 (d) Eugene R. Corasanti life insurance plans with Northwestern
                     Mutual Life Insurance Company dated August 25, 1991 -- Statements of Policy Cost and Benefit Information, Benefits and Premiums, Assignment of Life Insurance Policy as Collateral -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1991.

10.5           - 1992 Stock Option Plan (including form of Stock Option
                    Agreement). -- incorporated herein by reference to the
                    exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992.

10.6           - Plan and Agreement of Merger dated as of December 5, 1994 among the Company, CONMED Acquisition Corporation and Birtcher Medical Systems, Inc. - incorporated herein by reference to appendix A of the Company's registration statement on S-4 (File No. 33-87746)

10.7           - Asset Purchase Agreement by and between New Dimensions In
                    Medicine, Inc. and CONMED Corporation dated as of the 18th day of October 1995 - incorporated herein by reference to New Dimensions In Medicine, Inc's. (Commission File No. 1-09156) Report on Form 8-K dated October 18, 1995.

10.8          - Non-Exclusive Distribution Agreement effective as of
                    January 1, 1995 between New Dimensions In Medicine, Inc.
                    (NDM) and Baxter Healthcare Corporation, as assigned by NDM to CONMED Corporation on February 23, 1996.

11             - Statement regarding computation of per share earnings.

21             - Subsidiaries of the registrant.

23             - Consent of Independent Accountants.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of CONMED Corporation



         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 18 of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Syracuse, New York
January 29, 1996

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

ASSETS                                                        1994        1995
------                                                      --------    --------
Current assets:
     Cash and  cash equivalents ........................    $  3,615    $  1,539
     Accounts receivable less allowance for
       doubtful accounts of $343 in 1994 and
       $400 in 1995 ....................................      13,141      22,649
     Income taxes receivable (Note 6) ..................                     961
     Inventories (Notes 1 and 2) .......................       9,620      20,943
     Deferred income taxes (Note 6) ....................       1,494       2,678
     Prepaid expenses and other current assets .........         451         476
                                                            --------    --------
                  Total current assets .................      28,321      49,246
Property, plant and equipment, net  (Notes 1 and 3) ....      16,227      19,728
Deferred income taxes (Note 6) .........................        --         2,907
Covenant not to compete, net (Note 1) ..................       1,530       1,153
Goodwill, net (Notes 1 and 10) .........................      13,920      41,438
Patents, trademarks and other assets (Note 1) ..........       2,106       4,931
                                                            --------    --------
                  Total assets .........................    $ 62,104    $119,403
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4) ........    $  2,500    $  6,000
     Accounts payable ..................................       1,539       2,351
     Income taxes payable (Note 6) .....................         455        --
     Accrued payroll and withholdings ..................       2,571       2,282
     Accrued pension (Note 9) ..........................         307         274
     Accrued patent litigation (Note 11) ...............       2,360        --
     Other current liabilities .........................         430         989
                                                            --------    --------
                   Total current liabilities ...........      10,162      11,896

Long-term debt (Note 4) ................................       6,875      26,340
Deferred income taxes (Note 6) .........................       1,011
Accrued pension (Note 9) ...............................         276         276
Deferred compensation ..................................         719         868
Long-term leases (Note 5) ..............................                   3,521
Other long-term liabilities (Note 5) ...................                   1,500
                                                            --------    --------
                    Total liabilities ..................      19,043      44,401
                                                            --------    --------

                               CONMED CORPORATION
                    CONSOLIDATED BALANCE SHEETS -- Continued
                       (In thousands except share amounts)

                                                              1994        1995
                                                            --------    --------
Commitments (Notes 3, 5, 7, 9, 10 and 11)
 Shareholders' equity (Notes 1 and 7):
    Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding
    Common stock, par value $.01 per share;
         20,000,000 authorized; 9,057,321 and
         11,000,105, issued and outstanding in
         1994 and 1995, respectively ...................          90         110
    Paid-in capital ....................................      23,502      44,560
    Retained earnings ..................................      19,469      30,332
                                                            --------    --------
                    Total shareholders' equity .........      43,061      75,002
                                                            --------    --------
                    Total liabilities and
                         shareholders' equity ..........    $ 62,104    $119,403
                                                            ========    ========

See notes to consolidated financial statements.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)

                                                               For the Years Ended
                                                  Dec. 31, 1993    Dec. 30, 1994     Dec. 29, 1995
                                                  -------------    -------------     -------------
Net sales (Note 8) ..........................        $ 53,641         $ 71,064         $ 99,558

Cost of sales ...............................          30,218           38,799           52,402
Selling and administrative expense ..........          17,402           20,979           25,570
Litigation and product  restructure (Note 11)           5,700             --               --
Research and development expense ............           2,222            2,352            2,832
                                                     --------         --------         --------
                                                       55,542           62,130           80,804
                                                     --------         --------         --------

Income (loss) from operations ...............          (1,901)           8,934           18,754

Interest expense, net (Note 4) ..............            (214)            (628)          (1,991)
                                                     --------         --------         --------
Income (loss) before income taxes ...........          (2,115)           8,306           16,763
Provision  (benefit) for income taxes
   (Notes 1 and 6) ..........................            (719)           2,890            5,900
                                                     --------         --------         --------

Net income (loss) ...........................        $ (1,396)        $  5,416         $ 10,863
                                                     ========         ========         ========
Weighted average number of common shares
    and equivalents outstanding (Note 1) ....           9,426            9,624           11,613
                                                     ========         ========         ========
Earnings (loss) per common  and
    common equivalent share .................        $   (.15)        $    .56         $    .94
                                                     ========         ========         ========

See notes to consolidated financial statements.

                               CONMED CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 For the Years Ended December 31, 1993, December 30, 1994 and December 29, 1995
                                 (In thousands)

                                                                  Common Shares
                                                            ------------------------        Paid-in         Retained
                                                             Number          Amount         Capital         Earnings
                                                            --------        --------        --------        --------
Balance at December 25, 1992 .......................           8,947        $     90        $ 23,129        $ 15,450
  Exercise of stock options ........................              80            --               203            --
  Tax benefit arising from exercise of stock options            --              --                14            --
  Net loss .........................................            --              --              --            (1,396)
                                                            --------        --------        --------        --------
Balance at December 31, 1993 .......................           9,027              90          23,346          14,054
  Exercise of stock options ........................              30            --                97            --
  Tax benefit arising from exercise of stock options            --              --                59            --
  Cash payment in lieu of  fractional shares for
      stock split in the form of a stock dividend ..            --              --              --                (1)
   Net income ......................................            --              --              --             5,416
                                                            --------        --------        --------        --------
Balance at December 30, 1994 .......................           9,057              90          23,502          19,469
  Exercise of stock options ........................             353               4           2,096            --
  Tax benefit arising from exercise of stock options            --              --             1,223            --
  Stock issued in connection with  Birtcher
       acquisition (Note 10) .......................           1,590              16          17,739            --
  Net income .......................................            --              --              --            10,863
                                                            --------        --------        --------        --------
Balance at December 29, 1995 .......................          11,000        $    110        $ 44,560        $ 30,332
                                                            ========        ========        ========        ========

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  For the Years Ended
                                                                                     Dec. 31, 1993    Dec. 30, 1994   Dec. 29, 1995
                                                                                     -------------    --------------  -------------
Cash flows from operating activities:
   Net income (loss) ..............................................................      $ (1,396)      $  5,416       $ 10,863
                                                                                         --------       --------       --------
   Adjustments to reconcile net income to net cash provided by operations:
          Depreciation ............................................................         2,209          2,457          2,861
          Amortization ............................................................         1,053          1,421          2,154
          Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions (Note 10):
              Accounts receivable .................................................          (100)        (1,684)        (3,943)
              Inventories .........................................................         1,634           (619)        (4,311)
              Prepaid expenses and other current assets ...........................           143             58            (25)
              Accounts payable ....................................................           397            274            452
              Income tax payable ..................................................           (25)           394         (2,659)
              Income tax benefit of stock option exercises ........................            14             59          1,233
              Accrued payroll and withholdings ....................................           226          1,327           (487)
              Accrued pension .....................................................           342           (147)           (33)
              Accrued patent litigation ...........................................         2,715           (355)        (2,360)
              Other current liabilities ...........................................          (345)          (210)           559
              Deferred income taxes ...............................................        (1,236)           182          1,398
              Other assets/liabilities (net) ......................................            42           (313)          (643)
                                                                                         --------       --------       --------
                                                                                            7,069          2,844         (5,804)
                                                                                         --------       --------       --------
              Net cash provided by operations .....................................         5,673          8,260          5,059
                                                                                         --------       --------       --------
Cash flows from investing activities:
        Acquisitions (Note 10) ....................................................       (21,800)        (2,000)        (9,500)
        Acquisition of property, plant and  equipment .............................        (1,506)        (2,190)        (5,195)
                                                                                         --------       --------       --------
             Net cash used in investing activities ................................       (23,306)        (4,190)       (14,695)
                                                                                         --------       --------       --------
Cash flows from financing activities:
        Proceeds of long term debt ................................................        13,500           --           26,590
        Proceeds from issuance of common stock ....................................           203             97          3,328
        Payments on long-term debt and other obligations ..........................        (1,702)        (2,530)       (22,358)
                                                                                         --------       --------       --------
             Net cash provided (used) by financing activities .....................        12,001         (2,433)         7,560
                                                                                         --------       --------       --------
Net increase (decrease) in cash and cash equivalents ..............................        (5,632)         1,637         (2,076)
Cash and cash equivalents at beginning of year ....................................         7,610          1,978          3,615
                                                                                         --------       --------       --------
Cash and cash equivalents at end of year ..........................................      $  1,978       $  3,615       $  1,539
                                                                                         ========       ========       ========

                               CONMED CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (In thousands)

                                                                                                  For the Years Ended
                                                                                     Dec. 31, 1993    Dec. 30, 1994   Dec. 29, 1995
                                                                                     -------------    --------------  -------------

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
         Interest .................................................................      $    294       $    641       $  1,876
         Income taxes .............................................................           682          2,470          2,466

Supplemental non-cash investing and financing activities:
As more fully discussed in Note 10, the Company acquired a business in 1995 through the exchange of 1,590,000 shares of the Company's common stock and the assumption of $3,500,000 of net liabilities.



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

Patents and Trademarks

         Patents and trademarks are amortized over their expected useful lives of 3 to 17 years. Accumulated amortization of patents and trademarks was $504,000 and $867,000 at December 30, 1994 and December 29, 1995, respectively.

Goodwill

         Goodwill is amortized over periods ranging from 13 to 40 years. Accumulated amortization of goodwill amounted to $894,000 and $2,171,000 at December 30, 1994 and December 29, 1995, respectively.

Covenant not to compete

         Covenant not to compete is amortized over a 5 year period. Accumulated amortization related to this asset amounted to $2,750,000 and $3,047,000 at December 30, 1994 and December 29, 1995, respectively.

Earnings per common and common equivalent share

         Earnings per common and common equivalent share was computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain amounts previously reported have been reclassified to conform to current year classifications.


NOTE 2 - INVENTORIES

         The components of inventory are as follows (in thousands):

                                                     Dec. 30,            Dec. 29,
                                                       1994                1995
                                                     -------             -------
Raw materials ..........................             $ 4,154             $ 7,209
Work in process ........................               1,851               5,680
Finished goods .........................               3,615               8,054
                                                     -------             -------
                                                     $ 9,620             $20,943
                                                     =======             =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         Details of property, plant and equipment are as follows (in thousands):

                                                          Dec. 30,       Dec. 29,
                                                            1994           1995
                                                          -------        -------
Land and improvements ............................        $   370        $   495
Building and improvements ........................          9,720         12,285
Machinery and equipment ..........................         18,191         20,460
Construction in progress .........................             95            702
                                                          -------        -------
                                                           28,376         33,942
     Less: Accumulated depreciation ..............         12,149         14,214
                                                          -------        -------
                                                          $16,227        $19,728
                                                          =======        =======

         Rental  expense  on  operating  leases  was   approximately   $392,000,
$441,000,  and  $445,000  for the years ended  December  1993,  1994,  and 1995, respectively. The aggregate future minimum lease commitments for operating leases at December 29, 1995 amounted to approximately $233,000 and $31,000 payable in 1996 and 1997, respectively.

NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                       Dec. 30,          Dec. 29,
                                                         1994              1995
                                                       -------           -------
Term loan ..................................           $ 9,375           $27,000

Revolving line of credit ...................              --               5,340
                                                       -------           -------
                                                         9,375            32,340
Less: current portion ......................             2,500             6,000
                                                       -------           -------
                                                       $ 6,875           $26,340
                                                       =======           =======

         The Company's credit facility consists of a $30,000,000 term loan and a $10,000,000 revolving line of credit. The existing term loan is payable in quarterly installments of $1,500,000 at an interest rate of 1.625% over LIBOR (7.60% at December 29, 1995). The existing revolving line of credit expires on April 1, 1998 and carries an interest rate of 1.50% over LIBOR (7.47% at December 29, 1995). The credit facility, which is secured by substantially all of the assets of the Company, contains minimum requirements for working capital, cash flow and net worth. The Company has met these requirements.

         In anticipation of the proposed acquisition of NDM (Note 10), the Company has obtained a commitment from existing lenders to increase its aggregate credit facility to $80,000,000. Under terms of this commitment which will become effective upon consummation of the NDM acquisition, the Company will have a term loan of $65,000,000 and an available revolving line of credit of $15,000,000. The term loan will be payable in quarterly installments over five years while the revolving credit facility will initially be outstanding for a period of three years. Under this commitment, the Company will have interest rate options equal to a base rate (the higher of prime or a federal funds rate) or 1.25% over LIBOR.

         Total interest costs in 1993 and 1994 were $306,000 and $628,000, respectively, all of which was expensed. Interest cost during 1995 was $2,119,000 of which $73,000 was capitalized as interest during construction.

NOTE 5 - LEASES AND OTHER LONG-TERM LIABILITIES

         Upon the Company's acquisition of Birtcher (Note 10), use of certain manufacturing and administrative facilities previously occupied by Birtcher was discontinued. A liability of approximately $4,407,000 was established in connection with Birtcher purchase accounting representing the aggregate future rental payments net of committed sublease income at the date of acquisition.

         Future minimum rental commitments, net of sublease income, for such leases at December 29, 1995 are as follows (in thousands):

                            Minimum       Minimum
                             Rental        Rental
                            Payments       Income          Net
                            --------      ------         ------
                 1996        $1,404        $  946        $  458
                 1997         1,444           895           549
                 1998         1,474           590           884
                 1999         1,534           590           944
                 2000         1,081           395           686
                             ------        ------        ------
                             $6,937        $3,416        $3,521
                             ======        ======        ======

         Prior to its acquisition by the Company, Birtcher voluntarily began participation in an environmental investigation at a former facility located in El Monte, California. The former facility is located in the El Monte Operable Unit of the San Gabriel Valley Superfund Site. The Environmental Protection Agency has not named Birtcher as a Potentially Responsible Party in this matter. Based on estimates prepared by the Company's environmental consultants, the Company established a liability for site clean-up of $1,500,000 in connection with purchase accounting for Birtcher.


NOTE 6 - FEDERAL AND STATE INCOME TAXES

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                                          For the year ended,
                                                   Dec. 31,    Dec. 30,  Dec. 29,
                                                     1993        1994      1995
                                                    -------    -------   -------
Current tax expense:
     Federal ....................................   $   404    $ 2,416   $ 4,493
     State ......................................       113        292       356
                                                    -------    -------   -------
                                                        517      2,708     4,849
Deferred income tax expense (benefit) ...........    (1,236)       182     1,051
                                                    -------    -------   -------
      Provision (benefit) for income taxes ......   $  (719)   $ 2,890   $ 5,900
                                                    =======    =======   =======

         A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows:

                                                          For the year ended,
                                                       Dec. 31,  Dec. 30,  Dec. 29,
                                                         1993      1994     1995
                                                         -----     ----     ----
Tax provision (benefit) at statutory rate based
      on income before taxes ........................    (34.0)%   34.0%    34.7%
Foreign sales corporation ...........................     (3.0)    (1.5)    (1.7)
State taxes .........................................      3.2      2.3      1.4
Other, net ..........................................      (.2)     --        .8
                                                         -----     ----     ----
                                                         (34.0)%   34.8%    35.2%
                                                         =====     ====     ====

         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows (in thousands):

                                                       Dec. 30,       Dec. 29,
                                                         1994          1995
                                                       -------        -------
Assets
------
    Accrued litigation costs ..................        $   800        $   --
    Receivables ...............................            138            617
    Inventory .................................            412          1,860
    Deferred compensation .....................            244            295
    Employee benefits .........................            178            201
    Other .....................................             87            258
    Leases ....................................           --            1,650
    Goodwill ..................................           --            1,406
    Birtcher net operating losses .............           --            6,084
    Valuation allowance for deferred tax assets           --           (5,417)
                                                       -------        -------
                                                         1,859          6,954
                                                       -------        -------
Liabilities
-----------
     Depreciation .............................            957          1,017
     Intangible asset amortization ............            283            102
     Interest charge DISC .....................            136            109
     Other ....................................           --              141
                                                       -------        -------
                                                         1,376          1,369
                                                       -------        -------
                                                       $   483        $ 5,585
                                                       =======        =======

         Birtcher net operating losses are subject to certain limitations and expire over the period 2008 to 2010. Management has established a valuation allowance of $5,417,000 to reflect the uncertainty of realizing the benefit of certain of these carryforwards. Utilization of Birtcher operating loss carryforwards in excess of the net amount recorded at December 29, 1995 of $667,000 will serve to decrease Goodwill associated with the Birtcher acquisition.

NOTE 7 - SHAREHOLDERS' EQUITY

         On November 22, 1994 and October 31, 1995, the Board of Directors of the Company declared three-for-two splits of the Company's common stock to be effected in the form of stock dividends. Such dividends were payable on December 27, 1994 and November 30, 1995 to shareholders of record on December 8, 1994 and November 13, 1995, respectively. Accordingly, common stock, retained earnings, earnings (loss) per share, the number of shares outstanding, the weighted average number of shares and equivalents outstanding and stock option data have been restated to retroactively reflect the split.

         On December 22, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission in anticipation of a public offering of 2,800,000 shares of the Company's common stock. Proceeds of this offering, which is expected to occur in the first quarter of 1996, will be used to repay outstanding debt under the Company's credit facility (Note 4).

         In 1983, the shareholders authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 29, 1995, no preferred stock had been issued.

         The Company has reserved shares of common stock for issuance to employees and directors under three Stock Option Plans (the "Plans"). As of December 29, 1995, a total of 1,682,470 of these options had been granted at $.89 to $25.00 per share. The option price on all outstanding options is equal to the estimated fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and are exercisable one year from date of grant but for not more than ten years from date of grant. As of December 29, 1995, 1,263,000 stock options were exercisable.

         The following is a summary of incentive stock option activity under the Plans (in thousands except per share amounts):

                                           Number of        Price per
                                             Shares           Share        Total
                                             -----        ------------    -------
Outstanding at December 25,1992              1,123        $ 0.75-15.00    $ 7,543
     Granted during fiscal 1993                147          5.11- 8.77        832
     Forfeited                                 (35)         5.11-15.00       (259)
     Exercised                                 (80)         0.75- 3.33       (203)
                                             -----        ------------    -------
Outstanding at December 31,1993              1,155          0.89-15.00      7,913
     Granted during fiscal 1994                137          5.11-10.67      1,275
     Forfeited                                  (8)         5.11-12.22       (108)
     Exercised                                 (30)         0.89- 6.22        (97)
                                             -----        ------------    -------
Outstanding at December 30, 1994             1,254          0.89-15.00      8,983
     Granted during fiscal 1995                251         11.67-25.00      4,968
     Forfeited                                 (12)         7.67-21.75       (104)
     Exercised                                (253)         0.89-12.22     (1,299)
                                             -----        ------------    -------
Outstanding at December 29,1995              1,240        $ 0.89-25.00    $12,548
                                             =====        ============    =======

         Through the Company's 1989 acquisition of Aspen Laboratories, Inc., Bristol-Myers Squibb Company received a warrant dated as of August 31, 1989 to purchase at $4.29 per share 698,470 shares of the Company's common stock subject to adjustment for certain stock transactions. The warrant is currently exercisable and expires on August 31, 2000.

         In connection with the acquisition of Birtcher (Note 10), Birtcher incentive stock options outstanding as of the acquisition were exchanged for options to purchase common stock of CONMED Corporation. Such options were exercisable for a period of six months from the date of the acquisition. Proceeds resulting from the exercise of options of 100,000 shares for $797,000 have been recorded as an increase to common stock and paid-in capital.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for an employee stock option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt the fair value method defined by SFAS 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method had been applied. SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. It is currently anticipated that the Company will continue to account for stock-based compensation plans under the intrinsic method and therefore, SFAS 123 will have no effect on the Company's consolidated financial position or results of operations.

NOTE 8 - EXPORT SALES AND MAJOR CUSTOMERS

         Sales outside of the United States accounted for approximately 12.8% of the Company's total sales in 1993, 13.6% in 1994 and 15.5% in 1995. The Company's products are provided to medical professionals and facilities directly and through medical supply distributors. Sales to one distributor totaled 12.3% of the Company's sales in 1995 and 10.7% of 1994 sales. Sales to another distributor totaled 10.0% of the Company's sales in 1994.

NOTE 9 - PENSION PLANS

         The Company maintains defined benefit plans covering substantially all employees. The Company makes annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

         Net pension cost for 1993, 1994, and 1995 included the following components (in thousands):

                                                        1993     1994     1995
                                                        -----    -----    -----
Service cost - benefits earned during the period ....   $ 591    $ 583    $ 758
Interest cost on projected benefit obligation .......     262      286      353
Actual (gain) loss on plan assets ...................    (179)    (327)    (959)
Net amortization and deferral .......................       2       86      685
                                                        -----    -----    -----
Net pension  cost ...................................   $ 676    $ 628    $ 837
                                                        =====    =====    =====

         The following tables set forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet at December 30, 1994, and December 29, 1995 (in thousands):

                                                                               1994            1995
                                                                             -------         -------
 Actuarial present value of accumulated benefit obligation
     Vested benefits ................................................        $ 3,404         $ 3,811
     Non-vested benefits ............................................            129             216
     Accumulated benefits obligations ...............................          3,533           4,027
     Additional amounts related to projected pay increases ..........          1,272             661
                                                                             -------         -------
Projected benefit obligations for service rendered to date ..........          4,805           4,688
Plan assets at fair value, consisting of debt and
     equity securities ..............................................          3,675           4,014
                                                                             -------         -------
Plan benefit obligations in excess of plan assets ...................          1,130             674
Unrecognized net obligation of CONMED plan at December 26, 1986
   being recognized over 25 years ...................................            (84)            (80)
Unrecognized prior service cost .....................................           (217)           (206)
Unrecognized net gain (loss) from past experience different from that
    assumed and effects of changes in assumptions ...................           (246)            162
                                                                             -------         -------
Accrued pension costs recognized in the
    balance sheet ...................................................        $   583         $   550
                                                                             =======         =======

         For actuarial calculation purposes, the weighted average discount rate was 7.0% in 1993, 1994 and 1995. The expected long term rate of return was 8.0% in 1993, 1994 and 1995. The rate of increase in future compensation levels was 4.0% in 1993, 1994 and 1995. Common stock of the Company included in plan assets, at fair value, was approximately $462,000 at December 30, 1994 and $459,000 at December 29, 1995.

NOTE 10 - BUSINESS ACQUISITIONS

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

         On March 14, 1995, the Company acquired Birtcher Medical Systems, Inc. ("Birtcher") through an exchange of the Company's common stock for all of the outstanding common and preferred stock of Birtcher. In connection with this transaction, the Company issued 1,590,000 shares of common stock valued at $17,750,000 and assumed approximately $3,500,000 of net liabilities. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period.

         On May 22, 1995, the Company acquired the business and certain assets of the Master Medical Corporation ("Master Medical") for a cash purchase price of approximately $9,500,000 and assumption of $500,000 of liabilities. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. The acquisition was accounted for using the purchase method of accounting. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 15 year period.

         On an unaudited pro forma basis, assuming the Birtcher and Master Medical acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                          For the years ended
                                                                December
                                                          1994            1995
                                                        --------        --------
Pro forma revenues .............................        $107,336        $107,425
                                                        ========        ========

Pro forma net income ...........................        $  7,956        $ 11,713
                                                        ========        ========

Pro forma earnings  per common and
common equivalent share ........................        $    .71        $    .99
                                                        ========        ========

         In October 1995, the Company signed an asset purchase agreement whereby the Company will acquire substantially all the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $32.0 million plus the assumption of net liabilities of approximately $5.1 million. Through this acquisition, which is expected to close in the first quarter of 1996 and which is subject to the approval of the shareholders of NDM, the Company will acquire the business of NDM relating to the design, manufacture and marketing of a broad line of ECG electrode products, disposable electrosurgical products and various Hydrogel wound care products.

         On an unaudited pro forma basis, assuming the Birtcher, Master Medical and NDM acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                         For the years ended
                                                               December
                                                         1994             1995
                                                       --------         --------
Pro forma revenues ...........................         $135,357         $132,927
                                                       ========         ========

Pro forma net income .........................         $  8,790         $ 13,323
                                                       ========         ========
Pro forma earnings per common
    and common equivalent share ..............         $    .78         $   1.12
                                                       ========         ========

         The unaudited pro forma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisitions, and in the case of the NDM acquisition to the elimination of certain overhead costs which are not expected to be incurred by the combined entity. This pro forma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.

NOTE 11 - LEGAL MATTERS AND PRODUCT RESTRUCTURE

         On October 13, 1993, a jury in a U.S. District Court trial in Salt Lake City, Utah found that the Company's line of coated electrosurgical accessory blades infringed a patent held by a competitor. Subsequently, the District Court trial Judge fixed the damage award at $2,100,000 and issued an injunction prohibiting CONMED from selling the affected products. During 1993, the Company recorded a $5,000,000 charge related to this infringement, which included the court awarded damages, legal fees and writedown of related inventory. The $2,100,000 damage award was paid in 1995 after the award was affirmed.

         Additionally, during 1993 management determined that approximately $675,000 of inventory, primarily in the electrosurgical pencil product line, had become obsolete due to product modifications. Accordingly, these obsolete items were charged to product restructure expense.

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

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected quarterly financial data for the years ended December 30, 1994 and December 29, 1995 are follows (in thousands, except per share amounts):

                                                Three Months Ended
                                                ------------------

1994                               March        June       September     December
----                              -------      -------     ---------     -------
Net sales ..................      $17,838      $17,547      $17,264      $18,415
Gross profit ...............        7,834        7,949        7,964        8,518
Net income .................        1,147        1,263        1,357        1,649
Earnings per share .........          .12          .13          .14          .17

1994                               March        June       September     December
----                              -------      -------     ---------     -------
Net sales ..................      $19,753      $25,875      $26,258      $27,672
Gross profit ...............        9,028       12,377       12,521       13,230
Net income .................        1,840        2,818        2,889        3,316
Earnings  per share ........          .18          .24          .24          .27


                     SCHEDULE VIII - Valuation and Qualifying Accounts (In thousands)

==========================================================================================================
Column A                      Column B             Column C                 Column D            Column E

                                                  Additions
Description                   Balance        -------------------------      Deductions           Balance
                              at             (1)            (2)                                  at End
                              Beginning      Charged to     Charged to                           of Period
                              of Period      Costs and      Other
                                             Expenses       Accounts
==========================================================================================================
1995
----
Allowance for
bad debts                      $343          $ 85           --              $ (28)              $  400

Inventory
reserves                       $703          $245           --              $(444)               $  504

Deferred tax asset
valuation allowance            $ --           --          $5,417               --                $5,417

1994
----
Allowance for
bad debts                      $347           --            --               $ (4)               $  343

Inventory
reserves                       $559          $144           --                 --                $  703


1993
----
Allowance for
bad debts                      $303          $ 44           --                 --                $  347

Inventory
reserves                       $324          $235           --                 --                $  559
