Form 10-Q
period 1996-03-29
CONMED CORP
filed 1996-05-13
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 29, 1996.           Commission File Number 0-16093



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

         The number of shares outstanding of registrant's common stock, as of April 22, 1996 is 14,906,140 shares.

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



         Exhibit Index

Item 1.
                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (thousands except per share amounts)
                                   (unaudited)

                                                      For the three months ended
                                                      --------------------------
                                                        March 31,     March 29,
                                                           1995          1996
                                                         --------      --------
Net sales ..........................................     $ 19,753      $ 29,200
                                                         --------      --------

Cost and expenses:
  Cost of sales ....................................       10,725        15,167
  Selling and administrative .......................        5,338         7,556
  Research and development .........................          664           683
                                                         --------      --------

         Total operating expenses ..................       16,727        23,406
                                                         --------      --------


Income from operations .............................        3,026         5,794

Interest income (expense), net .....................         (194)         (682)
                                                         --------      --------

Income before taxes ................................        2,832         5,112

Provision for income taxes .........................          992         1,840
                                                         --------      --------

Net income .........................................     $  1,840      $  3,272
                                                         ========      ========



Weighted average common shares and equivalents .....       10,383        12,570
                                                         ========      ========



Earnings per share .................................     $    .18      $    .26
                                                         ========      ========


                See notes to consolidated financial statements.

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                          December 29,  March 29,
                                                              1995        1996
                                                            --------    --------
Current assets:
  Cash and cash equivalents ............................    $  1,539    $ 11,549
  Accounts receivable, net .............................      22,649      23,933
  Income taxes receivable ..............................         961
  Inventories (Note 4) .................................      20,943      24,243
  Deferred income taxes ................................       2,678       2,678
  Prepaid expenses and other current assets ............         476         513
                                                            --------    --------
         Total current assets ..........................      49,246      62,916
Property, plant and equipment, net .....................      19,728      29,127
Deferred income taxes ..................................       2,907       2,907
Covenant not to compete ................................       1,153       1,043
Goodwill ...............................................      41,438      60,124
Patents, trademarks, and other assets ..................       4,931       6,456
                                                            --------    --------
         Total assets ..................................    $119,403    $162,573
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt ....................    $  6,000    $   --
  Accounts payable .....................................       2,351       2,932
  Income taxes payable .................................       1,297
  Accrued payroll and withholdings .....................       2,282       3,644
  Accrued pension ......................................         274         467
  Other current liabilities ............................         989       2,885
                                                            --------    --------
         Total current liabilities .....................      11,896      11,225
Long-term debt .........................................      26,340
Accrued pension ........................................         276         276
Deferred compensation ..................................         868         896
Long-term leases .......................................       3,521       3,384
Other long-term liabilities ............................       1,500       1,496
                                                            --------    --------
                                                              44,401      17,277
                                                            --------    --------

                               CONMED CORPORATION
                    CONSOLIDATED BALANCE SHEETS -- Continued
                       (in thousands except share amounts)
                                   (unaudited)

                                                          December 29,  March 29,
                                                              1995        1996
                                                            --------    --------
Shareholders' equity:
  Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding ...        --          --
  Common stock, par value $.01 per share;
         20,000,000 authorized; 11,000,105 and
      14,885,090 issued and outstanding in
      1995 and 1996, respectively ......................         110         149
  Paid-in capital ......................................      44,560     111,543
  Retained earnings ....................................      30,332      33,604
                                                            --------    --------
                                                              75,002     145,296
                                                            --------    --------
   Total liabilities and shareholders' equity ..........    $119,403    $162,573
                                                            ========    ========




                See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       For the three months ended
                                                       --------------------------
                                                          March 31,    March 29,
                                                            1995         1996
                                                          --------     --------
Cash flows from operating activities:
  Net income .........................................    $  1,840     $  3,272
                                                          --------     --------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ................................         641          800
         Amortization ................................         300          631
         Increase (decrease) in cash flows
           from changes in assets and liabilities
                  Accounts receivable ................        (299)       1,290
                  Inventories ........................        (923)        (445)
                  Prepaid expenses and
                    other current assets .............        (380)         117
                  Other assets .......................         (68)      (1,244)
                  Accounts payable ...................         346          581
                  Income taxes payable ...............         896        2,258
                  Income tax benefit of stock
                    option exercises .................        --          1,032
                  Accrued payroll and withholdings ...        (472)       1,362
                  Accrued pension ....................         139          193
                  Accrued patent litigation costs ....          (1)        --
                  Other current liabilities ..........         379       (1,337)
                  Deferred compensation and
                    other long-term liabilities ......         129         (273)
                                                          --------     --------
                                                               687        4,965
                                                          --------     --------
         Net cash provided by operating activities ...       2,527        8,237
                                                          --------     --------

Cash flows from investing activities:
  Cash used to liquidate liabilities
    associated with the Birtcher acquisition .........      (8,282)        --
  Acquisition of NDM, net of cash acquired ...........        --        (30,721)
  Acquisition of property, plant, and equipment ......      (1,684)      (1,015)
                                                          --------     --------
         Net cash used by investing activities .......      (9,966)     (31,736)
                                                          --------     --------

                               CONMED CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                                 (in thousands)
                                   (unaudited)

                                                       For the three months ended
                                                       --------------------------
                                                          March 31,    March 29,
                                                            1995         1996
                                                          --------     --------
Cash flows from financing activities:
  Proceeds of long term debt .........................      11,250       32,660
  Proceeds from issuance of common stock .............        --         65,990
  Payments on long-term debt and leases ..............      (6,471)     (65,141)
                                                          --------     --------
      Net cash provided by financing activities ......       4,779       33,509
                                                          --------     --------
Net increase (decrease) in cash
  and cash equivalents ...............................      (2,660)      10,010
Cash and cash equivalents at beginning of year .......       3,615        1,539
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $    955     $ 11,549
                                                          ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
           Interest ..................................    $      9     $    882
           Income taxes ..............................         163          124







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

Note 2 - Interim financial information

         The statements for the three months ended March 31, 1995 and March 29, 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 27, 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 1995 and March 29, 1996 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 27, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 30, 1994 and December 29, 1995 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Earnings per share

         Earnings  per share was computed by dividing net income by the weighted
average  number  of  shares  of  common  stock  and  common  stock   equivalents
outstanding during the quarter.

Note 4 - Inventories

         The components of inventory are as follows (in thousands):

                                                   December 29,         March 29,
                                                       1995               1996
                                                     -------             -------
Raw materials ..........................             $ 7,209             $ 8,032
Work-in-process ........................               5,680               5,336
Finished goods .........................               8,054              10,875
                                                     -------             -------
         Total .........................             $20,943             $24,243
                                                     =======             =======

Note 5 - Business Acquisitions

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

         On February 23, 1996, the Company acquired the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31.3 million and the assumption of $2.7 million of liabilities. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight line basis over a 40 year period. The allocation of the purchase price for this acquisition is based on management's preliminary estimates; it is possible that re-allocations will be required during the next twelve months as additional information becomes available. Management does not believe that such re-allocation will have a material effect on the Company's results of operations or financial position.

         On an unaudited pro forma basis, assuming each of the acquisitions had occurred as of the beginning of the period, the consolidated results of the Company would have been as follows: (in thousands, except per share amounts):

                                                  For the Quarter      For the Quarter
                                               Ended March 31, 1995  Ended March 29, 1996
                                               --------------------  --------------------
Pro forma revenues ........................           $ 32,110           $32,700
                                                      ========           =======

Pro forma net income ......................           $  3,215           $ 3,576
                                                      ========           =======

Pro forma earnings per
   common, and common
   equivalent shares ......................           $    .27           $   .28
                                                      ========           =======

Note 6 - Stock Split and Stock Offering

         On October 31, 1995, the Board of Directors of the Company declared a three-for-two split of the Company's common stock, to be effected in the form of a stock dividend, payable on November 30, 1995 to shareholders of record on November 13, 1995. Accordingly, common stock, retained earnings, earnings per share, the number of shares outstanding, and the weighted average number of shares and equivalents outstanding, have been restated to retroactively reflect the split.

         On March 20, 1996, the Company completed a public offering of its common stock whereby 3,000,000 and 850,000 shares of common stock were sold by the Company and certain shareholders, respectively. The common shares sold by the shareholders were received upon the exercise of a warrant and options during the first quarter of 1996. Net proceeds to the Company related to the sale of 3,000,000 shares and exercise of the warrants and option amounted to approximately $62,500,000 and $3,500,000, respectively. Of the aggregate proceeds, $65,000,000 was used to eliminate the Company's indebtedness under its credit agreements.

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Three months ended March 29, 1996 compared to three months ended March 31, 1995

         Sales for the quarter ended March 29, 1996 were $29,200,000, an increase of 47.8% compared to sales of $19,753,000 in the quarter ended March 31, 1995. The increase was substantially a result of the Birtcher, Master Medical and NDM acquisitions.

         Cost of sales also increased to $15,167,000 in the current quarter compared to the $10,725,000 in the same quarter a year ago as a result of increased sales volume. The Company's gross margin percentage was 48.1% for the first quarter of 1996 as compared to 45.7% for the first quarter of 1995 and an average of 47.8% for the remaining three quarters of 1995. The continued improvement in gross margin percentage reflects the economies of scale and manufacturing efficiencies resulting from the completed acquisitions, and the cost saving resulting from the fourth quarter 1995 move of the Company's ECG electrode manufacturing facility from Haverhill, Massachusetts to Rome, New York.

         Selling and administrative costs increased to $7,556,000 compared to $5,338,000 in the first quarter of 1995. This increased dollar amount resulted primarily from the effects of the acquisitions. As a percentage of sales, however, selling and administration declined to 25.9% from 27.0% in the prior comparable period due to economies of scale resulting from the acquisitions of Birtcher, Master Medical and NDM.

         Research and development expense remained substantially the same in the first quarter of 1996 compared to 1995.

         The first quarter of 1996 had interest expense of $682,000 compared to interest expense of $194,000 in the first quarter of 1995. As discussed under Liquidity and Capital Resources, maximum borrowings during the first quarter of 1996 were $65,000,000 of which $32,660,000 related to borrowings associated with the February 23, 1996 acquisition of NDM. All such indebtedness was repaid in late March 1996 with proceeds from the Company's equity offering. Aggregate indebtedness at March 31, 1995 was $20,000,000 of which approximately $11,000,000 was incurred in the first quarter of 1995 to facilitate the Birtcher acquisition.

         The provision for income tax increased in 1996 due to the higher income before tax.


Liquidity and Capital Resources

         Management believes that cash generated from operations, its current cash resources and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

         Prior to the equity offering discussed below, the Company's credit facility consisted of a $65,000,000 secured term loan and secured revolving line of credit of $15,000,000. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under the credit facility to $65,000,000. On March 20, 1996, the Company completed an equity offering of common stock and used $65,000,000 of the proceeds to eliminate the indebtedness of the Company. Upon the closing of this equity offering, the Company's credit facility was amended to consist of a $60,000,000 secured revolving line of credit which expires in March 2001. This facility carries an interest rate of 0.5%-1.25% over LIBOR depending on defined cash flow performance ratios.

Item 6. Exhibits and Reports on Form 8-K


List of Exhibits


Exhibit No.                Description of Instrument
- - -----------                -------------------------

10.1   First Amendment of Credit Agreements dated March 13, 1996

10.2 Amended and Restated Credit Agreement-Revolving Credit Facility dated as of March 13, 1996

11     Computation of weighted average number of shares of common stock



Reports on Form 8-K

(1) On February 16, 1996, the Company filed a report on Form 8-K which included the historic financial statements of a business being acquired.

(2) On February 16, 1996 (as amended on February 26, 1996), the Company filed a report on Form 8-K which included the consolidated financial statements of the Company for the three years ended December 29, 1995 and the Company's amended credit agreements.

(3) On March 8, 1996, the Company filed a report on Form 8-K which included pro forma financial information for a business acquired.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        CONMED CORPORATION
                                                           (Registrant)




Date:  May 10, 1996





                                               /s/ Robert D. Shallish, Jr.
                                               ---------------------------------
                                               Robert D. Shallish, Jr.
                                               Vice President - Finance
                                               (Principal Financial Officer)

                                  Exhibit Index

Exhibit
- - -------
  10.1            - First Amendment of Credit Agreements
                    dated March 13, 1996

  10.2            - Amended and Restated Credit Agreement -
                    Revolving Credit Facility
                    dated as of March 13, 1996

  11              - Computations of weighted average
                    number of shares of common stock