Form 10-Q
period 1996-06-28
CONMED CORP
filed 1996-08-08
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 28, 1996             Commission File Number 0-16093



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

         The number of shares outstanding of registrant's common stock, as of July 20, 1996 is 14,937,676 shares.

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
                      (thousands except per share amounts)
                                   (unaudited)


                                  For the three months ended    For the six months ended
                                  --------------------------    ------------------------
                                     June 30,    June 28,         June 30,    June 28,
                                       1995        1996             1995        1996
                                     --------    --------         --------    --------
Net Sales ........................   $ 25,875    $ 31,790         $ 45,628    $ 60,990
                                     --------    --------         --------    --------

Cost and expenses:
    Cost of Sales ................     13,498      16,505           24,223      31,672
    Selling and administrative ...      6,779       8,140           12,117      15,696
    Research and development .....        670         694            1,334       1,377
                                     --------    --------         --------    --------

    Total operating expenses .....     20,947      25,339           37,674      48,745

    Income from operations .......      4,928       6,451            7,954      12,245

    Interest income (expense), net       (501)        150             (695)       (532)
                                     --------    --------         --------    --------

    Income before taxes ..........      4,427       6,601            7,259      11,713

    Provision for income taxes ...      1,609       2,377            2,601       4,217
                                     --------    --------         --------    --------

    Net Income ...................   $  2,818    $  4,224         $  4,658    $  7,496
                                     ========    ========         ========    ========


    Weighted average common shares
       and equivalents ...........     11,816      15,229           11,100      13,805
                                     ========    ========         ========    ========

    Earnings per share ...........   $   0.24    $   0.28         $   0.42    $   0.54
                                     ========    ========         ========    ========


                See notes to consolidated financial statements.

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                          December 29,  June 28,
                                                              1995        1996
                                                            --------    --------
                            ASSETS
Current assets:
    Cash and cash equivalents ..........................    $  1,539    $  8,348
    Accounts receivable, net ...........................      22,649      25,506
    Income taxes receivable ............................         961        --
    Inventories (Note 4) ...............................      20,943      24,384
    Deferred income taxes ..............................       2,678       2,678
    Prepaid expenses and other current assets ..........         476       1,215
                                                            --------    --------
       Total current assets ............................      49,246      62,131
Property, plant and equipment, net .....................      19,728      29,335
Deferred income taxes ..................................       2,907       2,907
Covenant not to compete ................................       1,153         933
Goodwill ...............................................      41,438      61,383
Patents, trademarks, and other assets ..................       4,931       5,780
                                                            --------    --------
         Total assets ..................................    $119,403    $162,469
                                                            ========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt ..................    $  6,000    $   --
    Accounts payable ...................................       2,351       2,458
    Income taxes payable ...............................        --           884
    Accrued payroll and withholdings ...................       2,282       1,546
    Accrued pension ....................................         274         597
    Other current liabilities ..........................         989       1,757
                                                            --------    --------
         Total current liabilities .....................      11,896       7,242
Long-term debt .........................................      26,340        --
Accrued pension ........................................         276         276
Deferred compensation ..................................         868         937
Long-term leases .......................................       3,521       3,199
Other long-term liabilities ............................       1,500       1,491
                                                            --------    --------
                                                              44,401      13,145
                                                            --------    --------
(Continued)

                               CONMED CORPORATION
                    CONSOLIDATED BALANCE SHEETS -- Continued
                       (in thousands except share amounts)

                                                          December 29,  June 28,
                                                              1995        1996
                                                            --------    --------

Shareholders' equity:
    Preferred stock, par value $.01 per share;
        authorized 500,000 shares; none outstanding
    Common stock, par value $.01 per share;
        20,000,000 authorized; 11,000,105 and
        14,933,353 issued and outstanding in
        1995 and 1996, respectively ....................         110         150
    Paid-in capital ....................................      44,560     111,346
    Retained earnings ..................................      30,332      37,828
                                                            --------    --------
                                                              75,002     149,324
                                                            --------    --------
         Total liabilities and shareholders' equity ....    $119,403    $162,469
                                                            ========    ========


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)

                                                           For the six months ended
                                                           ------------------------
                                                             June 30,     June 28,
                                                               1995        1996
                                                             --------    --------
Cash flows from operating activities:
    Net income ...........................................   $  4,658    $  7,496
    Adjustments to reconcile net income
      to net cash provided by operations:
         Depreciation ....................................      1,359       1,809
         Amortization ....................................        895       1,432
         Increase (decrease) in cash flows
           from changes in assets and liabilities:
              Accounts receivable ........................     (1,043)       (283)
              Inventories ................................     (4,061)     (1,376)
              Prepaid expenses and other current asset ...       (301)       (585)
              Other assets ...............................        538      (1,277)
              Accounts payable ...........................       (374)        107
              Income tax payable .........................        633       1,845
              Income tax benefit of stock option exercises                  1,032
              Accrued payroll and withholdings ...........       (350)       (736)
              Accrued pension ............................        291         323
              Accrued patent litigation costs ............     (2,360)
              Other current liabilities ..................        681      (2,465)
              Other liabilities ..........................        (54)       (232)
                                                             --------    --------
                                                               (4,146)       (406)
                                                             --------    --------
         Net cash provided by operations .................        512       7,090
                                                             --------    --------
Cash flows from investing activities:
    Business acquisitions ................................    (10,451)    (31,172)
    Acquisition of property, plant, and equipment ........     (2,984)     (2,232)
                                                             --------    --------
         Net cash used by investing activities ...........    (13,435)    (33,404)
                                                             --------    --------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net ..........        765      65,794
    Proceeds of long and short term debt .................     26,590      32,660
    Payments on debt and other obligations ...............    (15,761)    (65,331)
                                                             --------    --------
        Net cash provided by financing activities ........     11,594      33,123
                                                             --------    --------
Net increase (decrease) in cash
    and cash equivalents .................................     (1,329)      6,809

Cash and cash equivalents at beginning of period .........      3,615       1,539
                                                             --------    --------
Cash and cash equivalents at end of period ...............   $  2,286    $  8,348
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


Note 2 - Interim financial information

         The statements for the three and six months ended June 30, 1995 and June 28, 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 27, 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 1995 and June 28, 1996 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 27, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 30, 1994 and December 29, 1995 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.


Note 3 - Earnings per share

         Earnings  per share was computed by dividing net income by the weighted
average  number  of  shares  of  common  stock  and  common  stock   equivalents
outstanding during the quarter.


Note 4 - Inventories

         The components of inventory are as follows (in thousands):

                                              December 29,      June 28,
                                                 1995             1996
                                               -------          -------
         Raw materials...............          $ 7,209          $ 7,760
         Work-in-process............             5,680            7,887
         Finished goods..............            8,054            8,737
                                               -------          -------
                  Total.................       $20,943          $24,384
                                               =======          =======

Note 5 - Business acquisitions

         On March 14, 1995, the Company acquired Birtcher Medical Systems, Inc. ("Birtcher") through an exchange of the Company's common stock for all of the outstanding common and preferred stock of Birtcher. In connection with this transaction, the Company issued 1,590,000 shares of common stock valued at $17,750,000 and assumed approximately $3,500,000 of net liabilities. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period.

         On May 19, 1995, the Company acquired the business and certain assets of the Master Medical Corporation ("Master Medical") for a cash purchase price of approximately $9,500,000 and assumption of $500,000 of liabilities. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 15 year period.

         On February 23, 1996, the Company acquired the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31.2 million and the assumption of $2.7 million of liabilities. The acquisition is being accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight line basis over a 40 year period. The allocation of the purchase price for this acquisition is based on management's preliminary estimates; it is possible that re-allocations will be required during the next twelve months as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's results of operations or financial position.

         On an unaudited pro forma basis, assuming each of the acquisitions had occurred as of the beginning of the periods, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                         For the Three   For the Six Months Ended
                                         Months Ended    ------------------------
                                           June 28,       June 30,       June 28,
                                             1996           1995           1996
                                           --------       --------       -------
Pro forma net sales ................       $ 32,188       $ 64,342       $63,490
                                           ========       ========       =======

Pro forma net income ...............       $  3,317       $  6,532       $ 7,717
                                           ========       ========       =======

Pro forma earnings per
     common, and common
     equivalent shares .............       $    .28       $    .56       $   .56
                                           ========       ========       =======

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

         On March 20, 1996, the Company completed a public offering of its common stock whereby 3,000,000 and 850,000 shares of common stock were sold by the Company and certain shareholders, respectively. The common shares sold by the shareholders were received upon the exercise of a warrant and options during the first quarter of 1996. Net proceeds to the Company related to the sale of 3,000,000 shares and exercise of the warrant and options amounted to approximately $62,500,000 and $3,500,000, respectively. Of the aggregate proceeds, $65,000,000 was used to eliminate the Company's indebtedness under its credit agreements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Three months ended June 28, 1996 compared to three months ended June 30, 1995

         Sales for the quarter ended June 28, 1996 were $31,790,000, an increase of 22.9% compared to sales of $25,875,000 in the quarter ended June 30, 1995. The increase is primarily a result of incremental sales volume associated with NDM acquisition which became effective February 23, 1996, and the Master Medical acquisition which was reflected in second quarter 1995 results only from the acquisition date of May 19, 1995.

         Cost of sales increased to $16,505,000 in the current quarter compared to the $13,498,000 in the same quarter a year ago as a result of increased sales volume. The gross margin percentage increased to 48.1% from 47.8%. The continued improvement in gross margin percentage reflects the economies of scale and manufacturing efficiencies resulting from the completed acquisitions, and the cost saving resulting from the fourth quarter 1995 move of the Company's ECG electrode manufacturing facility from Haverhill, Massachusetts to Rome, New York.

         Selling and administrative expenses increased to $8,140,000 compared to $6,779,000 in the second quarter of 1995. This increase results from the effects of the acquisitions. As a percentage of sales, however, selling and administrative expense declined to 25.6% from 26.2% in the comparable period of 1995. This decrease results from economies of scale and the elimination of duplicate administrative and selling costs from the acquired businesses.

         Research and development expenditures remained substantially the same in the second quarter of 1996 compared to 1995.

         The second quarter of 1996 had interest income of $150,000 compared to interest expense of $501,000 in the second quarter of 1995. As discussed below under Liquidity and Capital Resources, all of the Company indebtedness was repaid in the first quarter of 1996 with the proceeds of a March 1996 equity offering.

         The provision for income tax increased in 1996 due to the higher income before tax.

Six months ended June 28, 1996 compared to six months ended June 30, 1995

         The Company recorded net sales of $60,990,000 for the six months ended June 28, 1996 compared to $45,628,000 for the six months ended June 30, 1995, an increase of 34%. The increase is substantially a result of the effects of the Birtcher, Master Medical and NDM acquisitions.

         The Company's gross margin was 48.1% for the first six months of 1996 compared to 46.9% for the first six months of 1995. As discussed above, the increase in gross margin percent is primarily a result of economies of scale and efficiencies resulting from the completed acquisitions and the move of the Company's ECG electrode manufacturing facility.

         Selling and administrative costs have increased comparing the first six months of 1996 with the first six months of 1995 due to the effects of the acquisitions. However, as a percentage of sales, selling and administrative expense declined to 25.7% from 26.6% in the prior comparable period due to economies of scale resulting from acquisitions.

         The first six months of 1996 had interest expense of $532,000 compared to interest expense of $695,000 in the first six months of 1995. As discussed under Liquidity and Capital Resources, maximum borrowings during the first two quarters of 1996 was $65,000,000 of which $32,660,000 related to borrowings associated with the February 23, 1996 acquisition of NDM. All such indebtedness was repaid in late March 1996 with proceeds from the Company's equity offering. Aggregate indebtedness at June 30, 1995 was approximately $35,000,000 of which approximately $11,000,000 was incurred in the first six months of 1995 to facilitate the Birtcher acquisition and $10,000,000 was incurred to acquire Master Medical on May 19, 1995.


Liquidity and Capital

         Cash flows provided or used by operating, investing and financing activities for the first six months of 1995 and 1996 are disclosed in the Consolidated Statements of Cash Flows. Net cash provided by operations was $7,090,000 for the first six months of 1996 as compared to $512,000 for the first six months of 1995. Operating cash flows for the first half of 1996 were aided by higher net income compared to the same period in 1995. Depreciation and amortization in 1996 increased due primarily to the effects of the completed acquisitions. First half 1996 cash flows from operations were negatively impacted by increases in inventories and other assets, and payments of other current liabilities. Adding to cash flows from operations were increases in income taxes payable and the income tax benefit of stock option exercises.

         Net cash used by investing activities was $33,404,000 in the first half of 1996 compared to $13,435,000 in the first half of 1995. Cash used for the 1996 acquisition of NDM approximated $31,172,000. Additions to property, plant and equipment for the first six months of 1996 amounted to $2,232,000.

         Cash flows from financing activities were $33,123,000 for the first six months of 1996. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under its credit facility to $65,000,000. On March 20, 1996, the Company completed an equity offering of common stock and used $65,000,000 of the proceeds to eliminate the indebtedness of the Company.

         The Company's credit facility consists of a $60,000,000 secured revolving line of credit which expires in March 2001. This facility carries an interest rate of 0.5%-1.25% over LIBOR depending on defined cash flow performance ratios.

         Management believes that cash generated from operations, its current cash resources and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K


List of Exhibits

Exhibit No.                                       Description
- -----------                                       -----------

    11                            Computation of weighted average number
                                  of shares of common stock




Reports on Form 8-K


   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CONMED CORPORATION
                                                (Registrant)


Date:  August 8, 1996

                                             /s/ Robert D. Shallish, Jr.
                                             ---------------------------
                                             Robert D. Shallish, Jr.
                                             Vice President - Finance
                                             (Principal Financial Officer)

                                  Exhibit Index





           Exhibit
           -------

             11            - Computations of weighted average
                             number of shares of common stock