Form 10-Q
period 1996-09-27
CONMED CORP
filed 1996-11-08
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 27, 1996          Commission File Number 0-16093



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

         The number of shares outstanding of registrant's common stock, as of October 31, 1996 is 14,944,693 shares.

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

                            PART II OTHER INFORMATION

               Item 4.   Submission of Matters to a Vote
                            of Security Holders

               Item 6.   Exhibits and Reports on  Form 8-K


               Signatures

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                           For the three months ended  For the nine months ended
                                Sept. 29,  Sept. 27,       Sept. 29,   Sept. 27,
                           --------------------------  -------------------------
                                  1995       1996            1995        1996
                                  ----       ----            ----        ----
Net sales.....................  $26,258     $31,432        $71,886     $92,422
                                -------     -------        -------     -------

Cost and expenses:
  Cost of sales...............   13,737      16,469         37,960      48,141
  Selling and administrative.     6,586       7,949         18,703      23,645
  Research and development....      781         861          2,115       2,238
                                -------     -------        -------     -------

    Total operating expenses..   21,104      25,279         58,778      74,024
                                -------     -------        -------     -------


Income from operations........    5,154       6,153         13,108      18,398

Interest income (expense),net.     (741)        148         (1,436)       (384)
                                -------     -------        -------     -------

Income before taxes...........    4,413       6,301         11,672      18,014

Provision for income taxes....    1,524       2,268          4,125       6,485
                                -------     -------        -------     -------

Net income....................  $ 2,889     $ 4,033        $ 7,547     $11,529
                                =======     =======        =======     =======

Weighted common shares and
  equivalents.................   12,168      15,195         11,396      14,285
                                =======     =======        =======     =======

Earnings per share............  $   .24     $   .27        $   .66     $   .81
                                 =======     =======        =======     =======


                 See notes to consolidated financial statements.

                              CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

           ASSETS
                                                     December 29,     Sept. 27,
                                                        1995            1996
                                                        ----            ----
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents........................   $  1,539       $ 13,978
  Accounts receivable, net.........................     22,649         26,181
  Income taxes receivable..........................        961            -
  Inventories (Note 4).............................     20,943         23,010
  Deferred income tax assets.......................      2,678            678
  Prepaid expenses and other current assets........        476          1,071
                                                      --------       --------
               Total current assets................     49,246         64,918

Property, plant and equipment, net.................     19,728         29,925
Deferred income taxes..............................      2,907          2,907
Covenant not to compete, net.......................      1,153            823
Goodwill, net......................................     41,438         60,696
Patents, trademarks, and other assets, net.........      4,931          5,684
                                                     ---------       --------
      Total assets.................................  $ 119,403       $164,953


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................  $   6,000       $
  Accounts payable.................................      2,351          2,126
  Income taxes payable.............................        -              400
  Accrued payroll and withholdings.................      2,282          1,301
  Accrued pension..................................        274            112
  Other current liabilities........................        989          1,876
                                                     ---------       --------
      Total current liabilities....................     11,896          5,815
Long-term debt.....................................     26,340            -
Deferred compensation..............................        868            978
Accrued pension....................................        276            276
Long term leases...................................      3,521          3,025
Other long-term liabilities........................      1,500          1,491
                                                     ---------       --------
               Total liabilities....................    44,401         11,585
                                                     ---------       --------

                              CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)
                                   (continued)
                                                     December 29,     Sept. 27,
                                                        1995            1996
                                                        ----            ----
                                                                    (unaudited)
Shareholders' equity:
  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding..        -              -
  Common stock, par value $.01 per share;
      20,000,000 and 40,000,000 authorized;
      11,000,105 and 14,944,693 issued and
      outstanding,in 1995 and 1996, respectively...        110            150
  Paid-in capital..................................     44,560        111,357
  Retained earnings................................     30,332         41,861
                                                     ---------       --------
      Total equity.................................     75,002        153,368
                                                     ---------       --------

      Total liabilities and shareholders' equity...  $ 119,403       $164,953
                                                     =========       ========

                 See notes to consolidated financial statements.

                              CONMED CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                      For the nine months ended
                                                      Sept. 29,      Sept. 27,
                                                         1995          1996
                                                         ----          ----
Cash flows from operating activities:
  Net income.......................................    $ 7,547        $11,529
                                                       -------        -------
  Adjustments to reconcile net income
    to net cash provided (used) by operations:
      Depreciation.................................      1,895          2,979
      Amortization............................           1,454          2,269
      Increase (decrease) in cash flows
        from changes in assets and liabilities
            Accounts receivable....................     (3,046)          (958)
            Inventories............................     (4,953)            (2)
            Prepaid expenses and other assets......       (339)          (441)
            Deferred income taxes..................         -           2,000
            Patents, trademarks and other assets.. .       574         (1,334)
            Accounts payable.......................     (1,004)          (225)
            Income tax payable.....................       (833)         1,361
            Income tax benefit of stock
                option exercises...................        989          1,035
            Accrued payroll and withholdings.......        (97)          (981)
            Accrued pension........................       (145)          (162)
            Accrued patent litigation costs........     (2,360)            -
            Other current liabilities..............       (371)           679
            Other liabilities......................        466           (570)
                                                       -------        -------
                                                        (7,770)         5,650
     Net cash provided (used) by operations               (223)        17,179
                                                       -------        -------
Cash flows from investing activities:
  Business acquisitions............................     (9,500)       (33,705)
  Acquisition of property, plant, and equipment....     (3,805)        (3,992)
                                                       -------        -------
     Net cash used by investing activities........     (13,305)       (37,697)
                                                       -------        -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net......      1,931         65,802
  Proceeds of long and short term debt.............     26,590         32,660
  Payments on debt and other obligations...........    (17,006)       (65,505)
                                                       -------        -------
      Net cash provided by financing activities....     11,515         32,957
                                                        -------       -------
Net increase (decrease)in
  cash and cash equivalents......................       (2,013)        12,439

Cash and cash equivalents at beginning of period.        3,615          1,539
                                                       -------        -------
Cash and cash equivalents at end of period.......      $ 1,602        $13,978
                                                       =======        =======
                See notes to consolidated financial statements.

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


Note 2 - Interim financial information

       The statements for the three and nine months ended September 29, 1995 and September 27, 1996 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 27, 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 29, 1995 and September 27, 1996 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 27, 1996. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 30, 1994 and December 29, 1995 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.


Note 3 - Earnings per share

               Earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter.


Note 4 - Inventories

               The components of inventory are as follows (in thousands):

                                       December 29,   September 27
                                           1995         1996
                                           ----         ----
        Raw materials...............   $  7,209      $  7,729
        Work-in-process............       5,680         7,283
        Finished goods..............      8,054         7,998
                                         ------      --------
               Total.................  $ 20,943      $ 23,010
                                       ========      ========

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

               On February 23, 1996, the Company acquired the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31.2 million and the assumption of $2.7 million of liabilities. The acquisition is being accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight line basis over a 40 year period. The allocation of the purchase price for this acquisition is based on management's preliminary estimates; it is possible that re-allocations will be required during the next six months as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's results of operations or financial position.

               On an unaudited pro forma basis, assuming each of the acquisitions had occurred as of the beginning of the periods, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                        For the Three
                                        Months Ended   For the Nine Months Ended
                                          Sept.29,        Sept.29,      Sept.27,
                                            1995            1995          1996
                                            ----            ----          ----
Pro forma net sales ................      $ 31,450       $ 99,681       $94,922
                                          ========       ========       =======

Pro forma net income ...............      $  3,076       $ 10,141       $11,750
                                          ========       ========       =======
Pro forma earnings per
common, and common
equivalent shares ..................      $    .25       $    .85       $   .82
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

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Three months ended September 27, 1996 compared to three months ended September 29, 1995

       Sales for the quarter ended September 27, 1996 were $31,432,000, an increase of 19.7% compared to sales of $26,258,000 in the quarter ended September 29, 1995. The increase is primarily a result of incremental sales volume associated with the NDM acquisition which became effective February 23, 1996.

       Cost of sales increased to $16,469,000 in the current quarter compared to the $13,737,000 in the same quarter a year ago as a result of increased sales volume. The Company's gross margin percentage was substantially the same in the third quarter of 1996 as compared to 1995. The overall gross margin percentage in the third quarter of 1996 was favorably impacted by economies of scale and manufacturing efficiencies from the completed acquisitions, as well as the cost savings resulting from the fourth quarter 1995 move of the Company's ECG manufacturing facility from Haverhill, Massachusetts to Rome, New York. However, offsetting these gains in gross margin percentage were the effects of slightly lower pricing on ECG electrodes and the effects of the NDM product line which generally have slightly lower gross margins percentages than the Company's overall gross margin percentage.

       Selling and administrative expenses increased to $7,949,000 in the third quarter of 1996 as compared to $6,586,000 in the third quarter of 1995. This increase resulted from the effects of the NDM acquisition. As a percentage of sales, however, selling and administrative expense remained fairly constant in the third quarters of 1996 and 1995 at 25%.

       Research and development expense was $861,000 in the third quarter of 1996 as compared to $781,000 in the comparable 1995 period. This increase reflects increased activity in the 1996 period related to development of minimally-invasive surgical products.

       The third quarter of 1996 had interest income of $148,000 compared to interest expense of $741,000 in the third quarter of 1995. As discussed below under Liquidity and Capital Resources, all of the Company indebtedness was repaid in the first quarter of 1996 with the proceeds of a March 1996 equity offering.

       The provision for income tax increased in 1996 due to the higher income before tax.

Nine months ended September 27, 1996 compared to nine months ended September 29, 1995

       The Company recorded net sales of $92,422,000 for the nine months ended September 27, 1996 compared to $71,886,000 for the nine months ended September 29, 1995, an increase of 29%. The increase is substantially a result of the effects of the Birtcher, Master Medical and NDM acquisitions.

       The Company's gross margin was 47.9% for the first nine months of 1996 compared to 47.2% for the first nine months of 1995. As discussed above, the increase in gross margin percent is primarily a result of economies of scale and efficiencies resulting from the completed acquisitions and the move of the Company's ECG electrode manufacturing facility.

       Selling and administrative costs have increased comparing the first nine months of 1996 with the first nine months of 1995 due to the effects of the acquisitions. However, as a percentage of sales, selling and administrative expense declined to 25.6% from 26.0% in the prior comparable period due to economies of scale resulting from acquisitions.

       The first nine months of 1996 had net interest expense of $384,000 compared to $1,436,000 in the first nine months of 1995. As discussed under Liquidity and Capital Resources below, maximum borrowings during 1996 were $65,000,000 of which $32,660,000 related to the February 23, 1996 acquisition of NDM. All such indebtedness was repaid in late March 1996 with proceeds from the Company's equity offering. Aggregate indebtedness at September 29, 1995 was approximately $34,000,000 of which approximately $11,000,000 was incurred to facilitate the Birtcher acquisition in March 1995 and $10,000,000 was incurred to acquire Master Medical in May 1995.


Liquidity and Capital Resources

               Cash flows provided or used by operating, investing and financing activities for the first nine months of 1995 and 1996 are disclosed in the Consolidated Statements of Cash Flows. Net cash provided by operations was $17,179,000 for the first nine months of 1996 as compared to $223,000 used by operations for the first nine months of 1995. Operating cash flows for the first nine months of 1996 were aided by higher net income compared to the same period in 1995. Depreciation and amortization in 1996 increased primarily due to the effects of the completed acquisitions. Operating cash flows for the first nine months of 1996 were negatively impacted by increases in accounts receivable and other assets and reductions in accrued payroll and withholdings. Adding to cash flows from operations for this period was a reduction in deferred income taxes, an increase in income taxes payable and the income tax benefit of stock option exercises.

       Net cash used by investing activities was $37,697,000 in the first nine months of 1996 compared to $13,305,000 in the first nine months of 1995. Cash used for the 1996 acquisition of NDM approximated $33.7 million. Additions to property, plant and equipment for the first nine months of 1996 amounted to $3,992,000. During the first nine months of 1995, cash used for the Master Medical acquisition amounted to $9,500,000 and additions to property, plant and equipment amounted to $3,805,000.


       Cash flows from financing activities were $32,957,000 for the first nine months of 1996. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under its credit facility to $65,000,000. On March 20, 1996, the Company completed an equity offering of common stock and used $65,000,000 of the proceeds to eliminate the indebtedness of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       A. The annual meeting of shareholders was held on May 21, 1996.

       C. Following is a description of the other matters voted upon at the May 21, 1996 annual meeting:

                                                        Affirmative    Negative
                                                           Vote          Vote
                                                           ----          ----
        1.  Approved an  amendment  to the  Company's
            1992 Stock Option Plan to increase to
            2,000,000  from 1,012,500 the number of
            shares of common stock that may be issued
            upon the  exercise  of  options.             9,203,514    1,657,352


        2.  Approved an amendment to the Company's
            Certificate of Incorporation to increase
            to 40,000,000 the number of authorized
            shares of common stock.                     12,568,610      577,176


Item 6.  Exhibits and Reports on Form 8-K


         List of Exhibits

            Exhibit No.                               Description
            -----------                               -----------

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







Date:  November 8, 1996




                                      /s/ Robert D. Shallish, Jr.
                                      ---------------------------
                                          Robert D. Shallish, Jr.
                                          Vice President - Finance
                                          (Principal Financial and
                                          Accounting Officer)