Form 10-K
period 1996-12-31
CONMED CORP
filed 1997-03-27
CIK 816956

Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number 0-16093

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $285,194,957 based upon the average bid and asked prices of stock, which was $19.75 on March 12, 1997.

The number of shares of the Registrant's $0.01 par value common stock outstanding as of March 12, 1997 was 14,998,351.


          DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 21, 1997 for the annual meeting of stockholders to be held May 20, 1997, are incorporated by reference into Part III.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-K

                                     Part I


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


                                     Part IV

      Item 14.        Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K


      Signatures

      Exhibit Index

                                     PART I

                               CONMED CORPORATION

Item 1: Business

Forward Looking Statements

               This  Annual  Report  on  Form  10-K  contains   statements  that
constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results or developments may differ materially from those in the forward looking statements as a result of various factors. Factors which may cause such differences to occur include but are not limited to (i) whether gross margins continue to increase or increase at a different rate than expected, (ii) whether the Company can continue to increase revenue, (iii) customer demand, competition, the cost of products and industry conditions, (iv) new competitors selling competing products, and (v) the other risks and uncertainties in the Company's business.

General

               CONMED Corporation ("CONMED" or the "Company") was incorporated on February 10, 1970 in the State of New York. The Company is a leading provider of advanced electrosurgical systems and ECG electrodes and accessories. The Company also manufactures and markets a line of instruments for use in minimally-invasive surgical ("MIS") procedures, as well as products used for IV therapy and wound care. Eighty-five percent of the Company's revenues are derived from the sale of single-use, disposable products. The Company's products are used in a variety of clinical settings, such as operating rooms, physicians' offices and critical care areas of hospitals.

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

               On February 23, 1996, the Company acquired substantially all the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31.6 million plus the assumption of net liabilities of approximately $3.3 million. Through the NDM acquisition, the Company acquired the business of NDM relating to the design, manufacture and marketing of a broad line of ECG electrode products, disposable electrosurgical products and a broad line of various Hydrogel wound care products. The completed acquisitions, together with internal growth, resulted in net sales growth of approximately 135% over the past three years.

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

               According to the American Hospital Association and the American College of Surgeons, more than 23 million surgical procedures are performed annually in the over 5,200 general hospitals in the United States, with another approximate three million annual procedures being performed in the approximately 1,800 free standing ambulatory surgery centers. The Company believes that a majority of these operations involve electrosurgery. The American Hospital Association data also show that of the hospitals in the United States, there are approximately 96,000 intensive care beds, including neonatal, pediatric, cardiac and medical/surgical intensive care. The Company believes that a majority of these beds are equipped for ECG monitoring. In addition, the Company believes that demographic trends, such as the aging of the U.S. population, also should have a favorable effect on the demand for the Company's disposable medical products, since older people generally require more medical care and undergo more surgical procedures.

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

  Electrosurgery

               Electrosurgery is the technique of using a high-frequency electric current which, when applied to tissue through special instruments, can be used to cut tissue, coagulate, or cut and coagulate simultaneously. An electrosurgical system consists of a generator, an active electrode in the form of a pencil or other instrument which the surgeon uses to apply the current from the generator to the target tissue and a ground pad to safely return the current to the generator. Electrosurgery is routinely used in most forms of surgery, including dermatologic and thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic and other endoscopic procedures. The Company's electrosurgical products consist of electrosurgical pencils, electrosurgical ground pads and electrosurgical generators. The Company also distributes a wide range of accessories used with electrosurgical generators such as forceps, adapters and cables. Most accessories of other electrosurgical companies are compatible with the Company's generators, including specialty accessories used in urologic surgery. During 1994, 1995 and 1996, net sales of electrosurgery products represented 54%, 53% and 49%, respectively, of the Company's net sales.

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

               Electrosurgical Generators. The Company offers a complete line of electrosurgical generators for monopolar and bipolar applications, including general surgery as well as thoracic, urologic, laparoscopic, orthopedic and neurosurgical procedures. All models include a safety alarm, the A.R.M., which monitors the contact of the ground pad to the patients' skin surface. The EXCALIBUR(R) PLUS/PC (Power Control) is the most recent generation of the Company's EXCALIBUR(R) generator and incorporates a unique feature not previously seen in electrosurgical generators. The EXCALIBUR(R) PLUS/PC has been designed with a special software program that allows the surgeon to use any standard hand-controlled pencil or instrument to directly increase or decrease the power settings of the generator. The Company believes this is the first technology of its kind applied to electrosurgery and has applied for patent protection. In addition to the EXCALIBUR(R) PLUS/PC, the conventional generators marketed by the Company include the SABRE(R) 2400, a full-feature generator suitable for routine use in most surgical procedures, and the SABRE(R) 180, a low-power generator for surgical procedures in a physician's office or clinic setting.

               The Hyfrecator Plus(R) is a low-power electrosurgical generator specifically designed for the physician's office based procedures, including dermatology, plastic surgery, dental and oral surgery and otolaryngology. The Hyfrecator Plus(R) is the latest model of Hyfrecator(R) generator that has been marketed to physicians for over 50 years, and was acquired in the Birtcher acquisition. The Company markets a line of accessories for the Hyfrecator Plus(R).

               Argon Beam Coagulation System. Argon Beam Coagulation ("ABC") is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC in certain clinical situations including open-heart surgery, liver, spleen and trauma surgery and various other applications. The Company's ABC(R) products include specialized electrosurgical generators, specialized disposable handpieces and ground pads. The Company's proprietary ABC(R) devices provide non-contact argon gas electrocoagulation and conventional electrosurgical cutting and coagulation capabilities. The models 6000 and 6400 ABC(R) generators offer automatic gas-flow control as the power settings are increased or decreased, and a full-function electrosurgical generator with integrated argon beam coagulation capability. The Company's Beamer Plus(TM) ABC(R) module is a gas cart which is used in conjunction with an existing electrosurgical generator and is a lower cost alternative to the fully featured ABC(R) system. The Beamer Plus (TM) ABC(R) units work in conjunction with the hospital's present electrosurgery unit.

Patient Care Products

               The Company's patient care products consist of ECG monitoring electrodes, intravenous flow controllers and catheter stabilization dressings, wound care products and other miscellaneous products. During 1994, 1995, and 1996 net sales of patient care products represented 44%, 44%, and 48%, respectively, of the Company's net sales.

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

               Wound Care Products. As part of the NDM acquisition,  the Company expanded into the wound care market. NDM has developed a proprietary hydrogel technology, which is currently manufactured and marketed under the name ClearSite(R). ClearSite(R) is a transparent wound dressing that consists of hydrogel and a flexible, continuous polyurethane film covering. Because ClearSite(R) is transparent, the health care provider is able to monitor the course of healing without removing the wound dressing. ClearSite(R) absorbs wound exudate and, as the gel begins to saturate, moisture vapor transpires into the atmosphere. ClearSite(R) is able to absorb 2 1/2 times its weight in wound exudate and maintain its structural integrity and wound healing capabilities for up to seven days. Using its wound care technology, NDM has developed a number of innovative products for its clinical markets including an island dressing form of Clearsite(R) which has a clean, breathable, pliable, adhesive polyurethane film border and Hydrogauze(R), a gauze-like material that has been impregnated with dehydrated Clearsite(R) that hydrates upon contact with wound exudate.

Minimally-Invasive Surgical Products

               Building on its expertise in electrosurgery, in 1991 the Company began marketing its line of MIS products, consisting of electronic trocars and multifunctional instruments. In 1994, 1995 and 1996, net sales attributable to the Minimally-Invasive Surgery Division represented 2%, 3% and 3%, respectively, of the Company's net sales.

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

               The Company also markets the UNIVERSAL S/I(TM) (suction/irrigation) and UNIVERSAL-PLUS(TM) laparoscopic instruments, specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery, which consist of a disposable handle and valve/control assembly with a system of interchangeable, single- use, disposable cannulae and instrument tips. The UNIVERSAL-PLUS(TM) offers the surgeon a choice of hand-control or foot-control of electrosurgery with suction/irrigation controls conveniently located on the handle of the instrument. The UNIVERSAL S/I(TM)
laparoscopic instrument system provides high flow suction/irrigation, without electrosurgical capability, to fit the preferences of a wide range of surgeons and laparoscopic techniques. The Company also markets electrosurgical pencils, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles and ABC(R) handpieces for use in laparoscopic surgery.

Marketing

               The principal markets for the Company's products are the approximately 5,200 general hospitals and approximately 1,800 surgery centers in the United States. Certain of the Company's products are sold to others in the medical industry for private labeling. The total domestic sales and marketing force consists of approximately 100 persons. The Company's salespeople have been with the Company an average of six years.

               The Company has located its salespeople (territory managers) in key metropolitan areas. They are supervised and supported by regional managers. Home office sales and marketing management provide the overall direction for the sales of the Company's products. The sales force is required to work closely with distributors where applicable and to maintain close relationships with end-users. Domestically, the Company's products are sold through approximately 20 national and regional hospital distributors, 150 to 250 local distributors, and directly to hospitals.

               In response to competitive pressures in the health care industry, hospitals and other health care providers have aligned themselves with group purchasing organizations. Such organizations are able to negotiate competitive pricing from healthcare suppliers based on the purchasing volume of its affiliated membership. Terms of arrangements between group purchasing organizations, affiliated members and healthcare suppliers vary. The Company has a corporate sales department which is responsible for interacting with group purchasing organizations. The Company believes that it has contracts with most such organizations and that the lack of any individual group purchasing contract will not impact the Company's competitiveness in the marketplace.

               Prior to January 1, 1997, the Company's domestic salesforce was structured into three groups, Electrosurgical Systems, Patient Care and MIS; with each group responsible for selling only the products in these categories. While this structure had been effective in maintaining business associated with recent acquisitions, it was not efficient as the Company had multiple sales people calling on individual customers. Accordingly, effective January 1, 1997, the three groups were combined into one salesforce whereby each of the territory managers sell the entire product line of the Company. The Company believes that this new structure is growth-oriented, will permit greater attention to each account and will facilitate focused selling of the Company's products.

               The Company's international sales efforts are conducted by seven area managers who coordinate with local distributors in over 60 countries. International sales accounted for 14.5% of the Company's sales during 1996. Among the top foreign markets for the Company are Japan, Germany, Canada, Italy and Korea. International sales grew in 1995 in all areas and sales growth continued in 1996, with the strongest sales gains in Europe and the Far East.

               The Company focuses on keeping its salespeople highly trained and educated in the applications for its products. The Company's salespeople call on key departments such as the surgery, intensive care, cardiac care and neonatal intensive care units and the emergency room. Therefore, it is essential that the sales force has the ability to advise doctors and nursing staff on the techniques needed to take full advantage of the Company's products. A key element in the sale of any Company product is the initial and ongoing inservice training required of the end-user. The hiring criteria of the Company's salespeople include requiring them to have a background in the sale of medical devices. The field sales force is trained in the technical aspects of the Company's products and their uses, and provides hospital personnel and surgeons with information relating to the technical features and benefits of the Company's products.

Research and Development Activities

               The Company's research and development department consists of approximately 32 employees. The Company's research and development programs are focused on the development of new products, as well as the enhancement of existing products through the updating of technology and design. Product development efforts include product extensions and improvements, electrosurgical applications in MIS procedures and other single use medical products. During the three years 1994, 1995 and 1996, the Company spent approximately $2,352,000, $2,832,000 and $2,953,000, respectively, for research and development.

               The Company has approximately 152 U.S. patents and numerous corresponding foreign patents on its products expiring at various dates from 1997 through 2013 and has additional patents pending. Due to technological change, the Company does not solely rely on its patents, but believes that development of new products and improvement of existing ones is and will be generally more important than patent protection in maintaining its competitive position.

New Products

               During 1996, the Company introduced a smoke evacuation system which includes a evacuation (vacuum) unit with disposable electrosurgical pencil, tubing and filter. This electrosurgical pencil has specially designed channels to remove the smoke plume, generated by the cutting and coagulation of tissue, from the surgical field. This feature addresses the concerns of health care givers toward certain potential health hazards from prolonged exposure to possible contaminants carried by the smoke plume generated by the use of electrosurgery and lasers.

               The Company has signed an agreement that will permit it to bring ClearSite(R) to the consumer market in 1997. Under this agreement, the Company will supply a consumer bandage manufacturer with variations of its wound care technology for marketing and distribution through retail outlets.

               The Company will expand its MIS offerings with its introduction of the TroGARD(R) Finesse(TM) trocar. The TroGARD(R) Finesse(TM) is a system which includes a dilating, conical blunt tip trocar and multi-feature cannulas. The Company believes that the TroGARD(R) Finesse(TM) will be competitive with existing trocar systems in the areas of patient safety, ease of use and economy. The Company expects to fully release the TroGARD(R) Finesse(TM) to the market in the second quarter of 1997.

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

               In connection with the NDM acquisition, the Company assumed NDM's obligations under a non-exclusive distribution agreement with Allegiance Healthcare Corporation (formerly Baxter Healthcare Corporation). Allegiance was and continues to be the largest distributor of NDM products. This agreement outlined certain terms and pricing for NDM's products distributed through Allegiance. Effective December 31, 1996, this agreement expired and sales of NDM products distributed through Allegiance became subject to the Company's established dealer terms and pricing. Management believes that the terms and pricing effective January 1, 1997 are materially consistent with that under the former distribution agreement.

Competition

               The market for the Company's products is competitive. The Company faces competition from other manufacturers and from suppliers of products employing other technologies. Competitive pricing pressures or the introduction of new products by the Company's competitors could have an adverse effect on the Company's revenues and profitability. In addition, the Company operates in an industry that engages in extensive research efforts. Some of the companies with which the Company now competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than the Company, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. The major competitors of the Company include ValleyLab (a division of Pfizer), 3M Corporation, Graphic Controls, Johnson & Johnson and U.S. Surgical Corporation.

               The Company believes that product design, development and improvement, customer acceptance, marketing strategy, customer service and price are critical elements to compete in the industry. Demand for and use of the
Company's electrosurgical equipment may fluctuate as a result of changes in surgeon preferences, the introduction of new electrosurgery products or new features to existing products, the introduction of alternative surgical technology and advances in surgical procedures and discoveries or developments in the health care industry. In addition, the growing trend toward managed care has increased cost-containment efforts of hospital purchasing departments and, in certain instances, the reliance on or utilization of group purchasing organizations and distributors. There can be no assurances that demand for the Company's products will not be adversely affected by such fluctuations and trends.

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

Employees

               As of December 31, 1996 the Company had 957 full-time employees, of whom 668 were in manufacturing, 32 were in research and development, and the balance were in sales, marketing, executive and administrative positions. None of the Company's employees is represented by a union, and the Company considers its employee relations to be excellent. The Company has never experienced any strikes or work stoppages.

Item 2.  Properties

               The Company operates in Utica, New York from an owned facility of approximately 130,000 square feet and in Rome, New York from a owned facility of approximately 120,000 square feet. Additionally, the Aspen subsidiary operates from an owned facility of approximately 65,000 square feet of space in Englewood, Colorado; the Birtcher subsidiary leases a 29,000 square foot warehouse and distribution center in El Paso, Texas pursuant to a lease that expires in April 1999 and a 25,000 square foot manufacturing facility in Juarez, Mexico pursuant to a lease that expires in June 1998; and the NDM business is operated from an owned facility of approximately 100,000 square feet in Dayton, Ohio. The Company believes its facilities are adequate in terms of space and suitability for its needs over the next several years.

Item 3.  Legal Proceedings

               From time to time the Company is a defendant in certain lawsuits alleging product liability or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits.

               The Company's Birtcher subsidiary is voluntarily participating in an environmental investigation at its former facility in El Monte, California. The former facility is located in the El Monte Operable Unit of the San Gabriel Valley Superfund Site. The Environmental Protection Agency has not named Birtcher as a Potentially Responsible Party in this matter. In connection with its accounting for the Birtcher acquisition, the Company has established what it believes is an appropriate reserve for this matter. Such reserve is the subject of an adjustment in the purchase accounting for the Birtcher acquisition. The Company does not expect that the resolution of the environmental investigation will have a material adverse effect on the Company's financial condition or results of operations.

               The Company's ABC(R) technology is protected by patents in the United States, Canada, United Kingdom, Germany and Japan. Three separate companies have filed challenges to the validity of the United Kingdom, German and Japanese patents. In the United Kingdom, the patent office ruled to invalidate a portion of the claims stated in the Company's ABC(R) patent, however, the majority of the significant claims remain valid and enforceable. The Company is vigorously defending the validity of these patents in the above jurisdictions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

               No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock, par value $.01 per share, is traded on the Nasdaq National Market System (symbol - CNMD). At December 31, 1996, there were 1,505 owners of record of the Company's Common Stock.

The following table show the high-low last sales prices for the years ended December 1995 and 1996, as reported by the Nasdaq National Market. The sales prices have been adjusted to give retroactive effect to the three-for-two stock split in the form of stock dividend paid on November 30, 1995.


                                                      1995
                                 -----------------------------------------------
Period                                     High                   Low
                                 -----------------------------------------------
First Quarter                             $15.17                $11.17
Second Quarter                             16.67                  9.67
Third Quarter                              23.33                 15.67
Fourth Quarter                             25.00                 20.25



                                                     1996
                                  ----------------------------------------------
Period                                    High                   Low
                                  ----------------------------------------------
First Quarter                            $25.63                 $20.50
Second Quarter                            34.00                  24.50
Third Quarter                             25.25                  13.50
Fourth Quarter                            20.88                  16.00

The Company did not pay cash dividends on its Common Stock during 1995 and 1996. The Board of Directors presently intends to retain future earnings to finance the development of the Company's business and does not presently intend to declare cash dividends. Should this policy change, the declaration of dividends will be determined by the Board in light of conditions then existing, including the Company's financial requirements and condition and provisions affecting the declaration and payment of dividends contained in debt agreements.

Item 6.   Selected Financial Data

FIVE - YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                                                 1992          1993(2)          1994           1995           1996
                                                               --------       --------        --------       --------       --------
Consolidated Statements of Income (Loss)(1)

Net sales                                                      $ 42,602       $ 53,641        $ 71,064       $ 99,558       $125,630

Net income (loss)                                                 4,106         (1,396)          5,416         10,863         16,286

Earnings (loss) per share (3)                                       .42           (.15)            .56            .94           1.12

Weighted average number of shares
   and equivalents outstanding (3)                                9,702          9,426           9,624         11,613         14,496

Consolidated Balance Sheet

Working capital                                                $ 23,827       $ 15,399        $ 18,159       $ 37,350       $ 66,074

Total assets                                                     41,939         57,338          62,104        119,403        170,083

Long-term debt (less current portion)                                30          9,375           6,875         26,340           --

Shareholders' equity                                             38,669         37,490          43,061         75,002        158,635

--------------------
(1)      Includes the results of (i) CONMED Andover  Medical from July 12, 1993;
         (ii) Birtcher from March 14, 1995 and Master Medical from May 22, 1995;
         (iii) NDM from February 23, 1996, in each such case from the date of acquisition.

(2) Includes litigation charge of $5,000 relating to a patent infringement case involving CONMED's line of coated electrosurgical accessory blades and a product restructure charge of $675 for the write-off of obsolete inventory, net of related tax benefit of $1,930.

(3) Share and per share information have been adjusted to give retroactive effect to the three-for-two stock splits in the form of stock dividends paid to shareholders on December 27, 1994 and November 30, 1995.

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

Results of Operations

                    The following table presents, as a percent of net sales, certain categories included in the Company's consolidated statements of income for the periods indicated:

                                                     1994               1995                 1996
                                                     ----               ----                 ----
Net sales                                           100.0%             100.0%               100.0%
Operating expense:
   Cost of sales                                     54.6               52.6                 52.1
   Selling and administrative expense                29.5               25.7                 25.2
   Research and development expense                   3.3                2.9                  2.4
Income from operations                               12.6               18.8                 20.4
Interest income (expense), net                       (0.9)              (2.0)                (0.2)
Income before income taxes                           11.7               16.8                 20.2
Net income                                            7.6               10.9                 13.0

1996 Compared to 1995

               Sales for 1996 were $125,630,000, an increase of 26.2% compared to sales of $99,558,000 in 1995. The increase is primarily a result of incremental sales volume associated with the NDM acquisition, which became effective February 23, 1996, and the Birtcher and Master Medical acquisitions that were reflected in 1995 results only from March 14, 1995 and May 19, 1995, their respective dates of acquisition.

               Cost of sales increased to $65,393,000 in 1996 as compared to $52,402,000 in 1995. The Company's gross margin percentage was 47.9% in 1996 as compared to 47.4% in 1995. The effects of the Birtcher and Master Medical acquisitions had a significant positive impact on the overall corporate gross margin percentage which improved to an average of 47.8% for the last three quarters of 1995. During 1996, the NDM acquisition resulted in further manufacturing efficiencies. However, partially offsetting these gains in gross margin percentage, were the effects of lower pricing on ECG electrodes and the effects of the NDM product line, which generally have lower gross margin percentages than the Company's overall gross margin percentage.

               Selling and administrative expenses increased to $31,620,000 in 1996 as compared to $25,570,000 in 1995. As a percentage of sales, however, selling and administrative expense decreased from 25.7% in 1995 to 25.2% in 1996 due to economies of scale resulting from the completed acquisitions.

               Research and development expense was $2,953,000 in 1996 as compared to $2,832,000 in 1995. The Company continues to conduct research activities in all of its product lines, with a particular emphasis on products for minimally-invasive surgery.

               Net interest expense was $217,000 in 1996 as compared to $1,991,000 in 1995. In connection with the 1995 acquisitions of Birtcher and Master Medical, the Company borrowed approximately $23,000,000 bringing aggregate 1995 borrowing outstanding under its credit agreement to $32,340,000. While an additional $32,660,000 was borrowed in connection with the February 1996 acquisition of NDM, all indebtedness of the Company under its credit agreement was repaid in March 1996 following the Company's offering of 2,998,000 shares of common stock.

               The Company's effective tax rate for 1996 was 36.0% as compared to 35.2% in 1995.

1995 Compared to 1994

               The Company had net sales of $99,558,000 for 1995 as compared to $71,064,000 in 1994, an increase of $28,494,000 or 40.1%. The increase was substantially a result of the effects of the Birtcher and Master Medical acquisitions.

               The Company's gross margin percentage was 47.4% in 1995 as compared to 45.4% in 1994. This increase was primarily a result of manufacturing efficiencies and economies of scale realized through the Birtcher and Master Medical acquisitions. On a quarterly basis, the gross margin percentage for the first quarter of 1995 was 45.7% and approximated 47.8% for each of the remaining three quarters of 1995.

               Selling and administrative expense increased to $25,570,000 during 1995 compared to $20,979,000 in 1994, an increase of $4,591,000 or 21.9%, due primarily to the effects of the Birtcher and Master Medical acquisitions. However, as a percentage of net sales, selling and administrative expense declined to 25.7% in 1995 as compared to 29.5% in 1994, due to the economies of scale resulting from the acquisitions of Birtcher and Medical.

               Research and development expense increased 20.4% to $2,832,000 in 1995 as compared to $2,352,000 in 1994. Research and development expenditures for 1995 reflect increased activities relative to integration and further development of Birtcher products, as well as the continued emphasis on the development of surgical products for MIS procedures.

               The Company incurred $1,991,000 in interest expense in 1995 compared to $628,000 in 1994. This increase reflects the incremental debt incurred as a result of the Birtcher and Master Medical acquisitions.

               The Company's effective tax rate for 1995 was 35.2% as compared to 34.8% in 1994.

Liquidity and Capital Resources

               Cash flows provided or used by operating, investing and financing activities for 1995 and 1996 are disclosed in the Consolidated Statements of Cash Flows. Net cash provided by operations was $25,908,000 for 1996 as compared to $5,059,000 provided by operations in 1995. Operating cash flows for 1996 were aided by higher net income compared to the same period in 1995. Depreciation and amortization in 1996 increased primarily due to the effects of the completed acquisitions. Operating cash flows for 1996 were negatively impacted by increases in accounts receivable and other current assets, and a reduction in accrued payroll and withholdings. Adding to cash flows from operations for this period was a reduction in deferred income taxes and the income tax benefit of stock option exercises.

               Net cash used by investing activities was $36,618,000 in 1996 compared to $14,695,00 in 1995. Cash used for the 1996 acquisition of NDM was $31,672,000. Additions to property, plant and equipment for 1996 amounted to $4,946,000. During 1995, cash used for the Master Medical acquisition amounted to $9,500,000 and additions to property, plant and equipment amounted to $5,195,000.

               Cash flows from financing activities were $29,344,000 for 1996. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under its credit facility to $65,000,000. On March 20, 1996, the Company completed an offering of common stock which raised $61,735,000. Proceeds relating to the 1996 exercise of stock options and a warrant to purchase the Company's common stock amounted to $1,218,000 and $3,000,000, respectively. Subsequent to the Company's equity offering, all indebtedness under the Company's credit agreement was repaid. Payments on long-term debt and other obligations included $3,133,000 to liquidate NDM obligations assumed on connection with the acquisition.

               The Company's credit facility consists of a $60,000,000 secured revolving line of credit which expires in March 2001. This facility carries an interest rate of 0.5%-1.25% over LIBOR depending on defined cash flow performance ratios. Nothing was outstanding under the credit agreement at December 31, 1996.

               Management believes that cash generated from operations, its current cash resources and funds available under its credit agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

Inflation

               Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations.

Item 8.   Financial Statements and Supplementary Data

               The Company's 1996 Financial Statements, together with the report thereon of Price Waterhouse LLP dated February 7, 1997, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

               The Company and Price Waterhouse LLP have had no disagreements which would be required to be reported under this Item 9.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

               Information with respect to the Directors and Executive Officers of the Company is incorporated herein by reference to the sections captioned "Proposal One: Election of Directors" and "Directors and Executive Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 21, 1997 for the annual meeting of shareholders to be held on May 20, 1997.

Item 11.  Executive Compensation

               Information   with   respect   to   Executive   Compensation   is
incorporated herein by reference to the sections captioned "Compensation of Executive Officers", "Stock Option Plans", and "Pension Plans" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 21, 1997 for the annual meeting of shareholders to be held on May 20, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 21, 1997 for the annual meeting of shareholders to be held on May 20, 1997.

Item 13.  Certain Relationships and Related Transactions

               Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 21, 1997 for the annual meeting of shareholders to be held on May 20, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements:

     (a)(1)     List of Financial Statements

                   Report of Independent Accountants

                   Consolidated Balance Sheets at December 1995 and 1996

                   Consolidated Statements of Income for the Years Ended December 1994, 1995 and 1996

                   Consolidated Statements of Shareholders' Equity for the Years Ended December 1994, 1995 and 1996

                   Consolidated Statements of Cash Flows for the
                   Years Ended December 1994, 1995 and 1996

                   Notes to Consolidated Financial Statements

        (2)     List of Financial Statement Schedules


                   Valuation and Qualifying Accounts (Schedule VIII)

                   All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

        (3)     List of Exhibits

               The exhibits listed on the accompanying Exhibit Index on pages 19-20 below are filed as part of this Form 10-K.

(b)       Reports on Form 8-K

   (1) On December 6, 1996, the Company filed a report on Form 8-K regarding the change in the Company's year from a 52-53 week fiscal year ending on the last Friday in December in each year to a calendar year ending on each December 31.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                                                CONMED CORPORATION

                                                  March 21, 1997

                                           By: /s/ EUGENE R. CORASANTI
                                               ------------------------
                                               Eugene R. Corasanti
                                               (Chairman of the Board,
                                               Chief Executive Officer
                                               and President)

               Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                               Title                                   Date
---------                               -----                                   ----

                                        Chairman of the Board,
                                            Chief Executive Officer,
/s/ EUGENE R. CORASANTI                     President (Principal
----------------------------                Executive Officer) and
Eugene R. Corasanti                         Director                            March 21, 1997

                                        Vice President-Finance
/s/ ROBERT D. SHALLISH, JR.                 and Chief Financial Officer
----------------------------                (Principal Financial Officer)       March 21, 1997
Robert D. Shallish, Jr.

/s/ JOSEPH J. CORASANTI                 Vice President-Legal Affairs,           March 21, 1997
----------------------------                General Counsel and Director
Joseph J. Corasanti

/s/ LUKE A. POMILIO                     Controller                              March 21, 1997
----------------------------                (Principal Accounting Officer)
Luke A. Pomilio

/s/ HARRY CONE                          Director                                March 21, 1997
----------------------------
Harry Cone

/s/ BRUCE F. DANIELS                    Director                                March 21, 1997
----------------------------
Bruce F. Daniels

/s/ ROBERT E. REMMELL                   Director                                March 21, 1997
----------------------------
Robert E. Remmell

                                LIST OF EXHIBITS

Exhibit No.            Description of Instrument
-----------            -------------------------

 3.1                   - Amended and Restated  By-Laws,  as adopted by the Board
                         of Directors on December 26, 1990 - incorporated herein by reference to the exhibit in the Company's Current Report on Form 8-K, dated March 7, 1991 (File No. 0-16093).

 3.2                   - 1992 Amendment  to  Certificate  of  Incorporation  and
                         Restated Certificate of Incorporation of CONMED Corporation - incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992.


 3.3                   - 1996  Amendment to  Certificate  of  Incorporation  and
                         Restated   Certificate  of   Incorporation   of  CONMED
                         Corporation.

 4.1                   - See Exhibit 3.1.

 4.2                   - See Exhibit 3.2.

 4.3                   - Amended  and  Restated  Credit  Agreement  -  Revolving
                         Credit Facility dated March 13, 1996 incorporated herein by reference to the exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.

 4.4                   - First  Amendment  of Credit  Agreement  dated March 13,
                         1996 - incorporated herein by reference to the exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.

10.1                   - Employment  Agreement between the Company and Eugene R.
                         Corasanti, dated December 16, 1996.

10.2                   - Amended  and  Restated   Employee   Stock  Option  Plan
                         (including form of Stock Option Agreement) -- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992.

                                List of Exhibits

Exhibit No.            Description of Instrument
-----------            -------------------------

10.3                   (a) Eugene R.  Corasanti  disability  income  plans  with
                           Northwestern Mutual Life Insurance Company, dated January 14, 1980 and March 7, 1981 -- policy specification sheets -- incorporated herein by reference to Exhibit 10.0(a) of the Company's Registration Statement on Form S-2 (File No. 33-40455).

                       (b) William  W.  Abraham   disability  income  plan  with
                           Northwestern Mutual Life Insurance Company, dated March 24, 1981 -- policy specification sheet -- incorporated herein by reference to Exhibit 10.0(b) of the Company's Registration Statement on Form S-2 (File No. 33-40455).

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

10.4                   - 1992 Stock Option Plan  (including form of Stock Option
                         Agreement).  -- incorporated herein by reference to the
                         exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992.

10.5                   - Stock Option Plan for Non-Employee  Directors of CONMED
                         Corporation

10.6                   - Amendment to 1992 Stock Option Plan.

10.7                   - Plan and  Agreement  of Merger  dated as of December 5,
                         1994 among the Company, CONMED Acquisition Corporation and Birtcher Medical Systems, Inc.- incorporated herein by reference to appendix A of the Company's registration statement on S-4 (File No. 33-87746)

10.8                   - Asset Purchase  Agreement by and between New Dimensions
                         In Medicine, Inc. and CONMED Corporation dated as of the 18th day of October 1995 - incorporated herein by reference to New Dimensions In Medicine, Inc's. (Commission File No. 1-09156) Report on Form 8-K dated October 18, 1995.

11                     - Computation  of  weighed  average  number  of shares of
                         common stock.

21                     - Subsidiaries of the registrant.

23                     - Consent of Independent Accountants.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of CONMED Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 17 of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Syracuse, New York
February 7, 1997

                                                       CONMED CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                                     December 1995 and 1996
                                               (In thousands except share amounts)

                                                                                                            1995              1996
                                                                                                          --------          --------
ASSETS
Current assets:
     Cash and  cash equivalents ................................................................          $  1,539          $ 20,173
     Accounts receivable less allowance for doubtful accounts of
         $400 in 1995 and $500 in 1996 .........................................................            22,649            26,336
     Income taxes receivable (Note 6) ..........................................................               961               766
     Inventories (Notes 1 and 2) ...............................................................            20,943            23,187
     Deferred income taxes (Note 6) ............................................................             2,678               626
     Prepaid expenses and other current assets .................................................               476               740
                                                                                                          --------          --------
                  Total current assets .........................................................            49,246            71,828
Property, plant and equipment, net  (Notes 1 and 3) ............................................            19,728            26,458
Deferred income taxes (Note 6) .................................................................             2,907             1,246
Covenant not to compete, net (Note 1) ..........................................................             1,153               713
Goodwill, net (Notes 1 and 10) .................................................................            41,438            64,283
Patents, trademarks and other assets (Note 1) ..................................................             4,931             5,555
                                                                                                          --------          --------
                  Total assets .................................................................          $119,403          $170,083
                                                                                                          ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4) ................................................          $  6,000          $   --
     Accounts payable ..........................................................................             2,351             2,433
     Accrued payroll and withholdings ..........................................................             2,282             2,037
     Accrued pension (Note 9) ..................................................................               274               333
     Other current liabilities .................................................................               989               951
                                                                                                          --------          --------
                   Total current liabilities ...................................................            11,896             5,754

Long-term debt (Note 4) ........................................................................            26,340              --
Accrued pension (Note 9) .......................................................................               276               276
Deferred compensation ..........................................................................               868             1,033
Long-term leases (Note  5) .....................................................................             3,521             2,924
Other long-term liabilities (Note 5) ...........................................................             1,500             1,461
                                                                                                          --------          --------
                    Total liabilities ..........................................................            44,401            11,448
                                                                                                          --------          --------



(Continued)

                                                       CONMED CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                                     December 1995 and 1996
                                               (In thousands except share amounts)

                                                                                                            1995              1996
                                                                                                          --------          --------
Commitments (Notes 3, 5, 7, 9, and 11)
Shareholders' equity (Notes 1 and 7):
    Preferred stock, par value $.01 per share;
        authorized 500,000 shares; none outstanding
    Common stock, par value $.01 per share;  40,000,000 authorized;
        11,000,105 and 14,988,783, issued and outstanding in
        1995 and 1996, respectively ............................................................               110               150
    Paid-in capital ............................................................................            44,560           111,867
    Retained earnings ..........................................................................            30,332            46,618
                                                                                                          --------          --------
                    Total shareholders' equity .................................................            75,002           158,635
                                                                                                          --------          --------
                    Total liabilities and shareholders' equity .................................          $119,403          $170,083
                                                                                                          ========          ========


See notes to consolidated financial statements.

                                                       CONMED CORPORATION
                                                CONSOLIDATED STATEMENTS OF INCOME
                                            Years Ended December 1994, 1995 and 1996
                                             (In thousands except per share amounts)




                                                                                1994                   1995                  1996
                                                                              ---------             ---------             ---------
Net sales (Note 8) ...............................................            $  71,064             $  99,558             $ 125,630
                                                                              ---------             ---------             ---------

Cost of sales ....................................................               38,799                52,402                65,393
Selling and administrative expense ...............................               20,979                25,570                31,620
Research and development expense .................................                2,352                 2,832                 2,953
                                                                              ---------             ---------             ---------
                                                                                 62,130                80,804                99,966
                                                                              ---------             ---------             ---------

Income from operations ...........................................                8,934                18,754                25,664

Interest expense, net (Note 4) ...................................                 (628)               (1,991)                 (217)
                                                                              ---------             ---------             ---------
Income before income taxes .......................................                8,306                16,763                25,447
Provision  for income taxes
  (Notes 1 and 6) ................................................                2,890                 5,900                 9,161
                                                                              ---------             ---------             ---------

Net income .......................................................            $   5,416             $  10,863             $  16,286
                                                                              =========             =========             =========

Weighted average number of common shares
   and equivalents outstanding (Note 1) ..........................                9,624                11,613                14,496
                                                                              =========             =========             =========

Earnings  per common  and
   common equivalent share .......................................            $     .56             $     .94             $    1.12
                                                                              =========             =========             =========


See notes to consolidated financial statements.

                                                       CONMED CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            Years Ended December 1994, 1995 and 1996
                                                         (In thousands)




                                                                                  Common Stock
                                                                             -----------------------        Paid-in        Retained
                                                                             Number          Amount         Capital        Earnings
                                                                             ------         --------        --------       ---------
Balance at December  1993 .........................................           9,027         $     90        $ 23,346       $ 14,054
  Exercise of stock options .......................................              30                               97
  Tax benefit arising from exercise of stock options ..............                                               59
  Cash payment in lieu of fractional shares for
     stock split in the form of a stock dividend ..................                                                              (1)
  Net income ......................................................                                                           5,416
                                                                             ------         --------        --------       ---------
Balance at December  1994 .........................................           9,057               90          23,502         19,469
  Exercise of stock options .......................................             353                4           2,096
  Tax benefit arising from exercise of stock options ..............                                            1,223
  Stock issued in connection with Birtcher
     acquisition (Note 10) ........................................           1,590               16          17,739         10,863
                                                                             ------         --------        --------       ---------
Balance at December  1995 .........................................          11,000              110          44,560         30,332
  Issuance of shares (Note 7) .....................................           2,998               30          61,705
  Exercise of stock options and a warrant (Note 7) ................             991               10           4,208
  Tax benefit arising from exercise of stock options ..............                                            1,394         16,286
                                                                             ------         --------        --------       ---------
Balance at December  1996 .........................................          14,989         $    150        $111,867       $ 46,618
                                                                           ========         ========        ========       ========


See notes to consolidated financial statements.

                                                       CONMED CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Years Ended December 1994, 1995 and 1996
                                                         (In thousands)

                                                                                               1994           1995           1996
                                                                                             --------       --------       --------
Cash flows from operating activities:
   Net income .........................................................................      $  5,416       $ 10,863       $ 16,286
                                                                                             --------       --------       --------
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation ....................................................................         2,457          2,861          3,670
      Amortization ....................................................................         1,421          2,154          2,740
      Increase  (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions (Note 10):
          Accounts receivable .........................................................        (1,684)        (3,943)        (1,552)
          Inventories .................................................................          (619)        (4,311)           360
          Prepaid expenses and other current assets ...................................            58            (25)          (264)
          Accounts payable ............................................................           274            452             82
          Income tax receivable/payable ...............................................           394         (2,659)           195
          Income tax benefit of stock option exercises ................................            59          1,233          1,394
          Accrued payroll and withholdings ............................................         1,327           (487)          (245)
          Accrued pension .............................................................          (147)           (33)            59
          Accrued patent litigation ...................................................          (355)        (2,360)          --
          Other current liabilities ...................................................          (210)           559            (38)
          Deferred income taxes .......................................................           182          1,398          3,713
          Other assets/liabilities (net) ..............................................          (313)          (643)          (492)
                                                                                             --------       --------       --------
                                                                                                2,844         (5,804)         9,622
                                                                                             --------       --------       --------
              Net cash provided by operations .........................................         8,260          5,059         25,908
                                                                                             --------       --------       --------

Cash flows from investing activities:
        Acquisitions (Note 10) ........................................................        (2,000)        (9,500)       (31,672)
        Acquisition of property, plant and  equipment .................................        (2,190)        (5,195)        (4,946)
                                                                                             --------       --------       --------
             Net cash used by investing activities ....................................        (4,190)       (14,695)       (36,618)
                                                                                             --------       --------       --------

Cash flows from financing activities:
        Proceeds of long term debt ....................................................          --           26,590         32,660
        Proceeds from issuance of common stock ........................................            97          3,328         65,953
        Payments on long-term debt and other obligations ..............................        (2,530)       (22,358)       (69,269)
                                                                                             --------       --------       --------
             Net cash provided (used) by financing activities .........................        (2,433)         7,560         29,344
                                                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents ..................................         1,637         (2,076)        18,634
Cash and cash equivalents at beginning of year ........................................         1,978          3,615          1,539
                                                                                             --------       --------       --------
Cash and cash equivalents at end of year ..............................................      $  3,615       $  1,539       $ 20,173
                                                                                             ========       ========       ========
(Continued)

                                                       CONMED CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Years Ended December 1994, 1995 and 1996
                                                         (In thousands)

                                                                                               1994           1995           1996
                                                                                             --------       --------       --------
Supplemental disclosures of cash flow information: Cash paid during the year for:
         Interest .....................................................................      $    641       $  1,876       $    941
         Income taxes .................................................................         2,470          2,466          5,347


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

Fiscal year end

        Prior to 1996, the Company's fiscal year ended on the last Friday in December. Effective in 1996, the Company changed its fiscal year to end on December 31.

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

Patents and trademarks

        Patents and trademarks are amortized over their expected useful lives of 3 to 17 years. Accumulated amortization of patents and trademarks was $867,000 and $1,123,000 at December 1995 and 1996, respectively.

Goodwill

        Goodwill is amortized over periods ranging from 13 to 40 years. Accumulated amortization of goodwill amounted to $2,171,000 and $4,074,000 at December 1995 and 1996, respectively.

Covenant not to compete

        Covenant not to compete is amortized over a 5 year period. Accumulated amortization related to this asset amounted to $3,047,000 and $3,487,000 at December 1995 and 1996, respectively.

Earnings per common and common equivalent share

        Earnings per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

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

Reclassifications

        Certain amounts previously reported have been reclassified to conform to current year classifications.


NOTE 2 - INVENTORIES

        The components of inventory are as follows (in thousands):

                                                       1995               1996
                                                     -------             -------
Raw materials ..........................             $ 7,209             $ 7,079
Work in process ........................               5,680               7,541
Finished goods .........................               8,054               8,567
                                                     -------             -------
                                                     $20,943             $23,187
                                                     =======             =======

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

        Details of property, plant and equipment are as follows (in thousands):

                                                            1995           1996
                                                          -------        -------
Land and improvements ............................        $   495        $ 1,007
Building and improvements ........................         12,285         14,873
Machinery and equipment ..........................         20,460         27,250
Construction in progress .........................            702            722
                                                          -------        -------
                                                           33,942         43,852
     Less:  Accumulated depreciation .............         14,214         17,394
                                                          -------        -------
                                                          $19,728        $26,458
                                                          =======        =======

        Rental expense on operating leases was approximately $441,000, $445,000 and $327,000 for the years ended December 1994, 1995 and 1996, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 1996 amounted to $139,000, $79,000 and $26,000 payable in 1997, 1998 and 1999, respectively.


NOTE 4 - LONG-TERM DEBT

               At December 29, 1995, the Company had $32,340,000 outstanding under its credit facility at interest rates ranging from LIBOR plus 1.50% to LIBOR plus 1.625% (7.47% to 7.60% at December 29, 1995).

               In connection with the February 23, 1996 acquisition of NDM (Note
10), the Company borrowed an additional $32,660,000 bringing aggregate borrowings under the credit facility to $65,000,000. On March 20, 1996, the Company completed an offering of common stock (Note 7) and applied the proceeds to repayment of the Company's indebtedness.

               The Company's credit facility consists of a $60,000,000 secured revolving line of credit which expires in March 2001. This facility carries an interest rate of 0.5%-1.25% over LIBOR depending on defined cash flow performance ratios. There were no borrowings against this facility at December 31, 1996.

               Total interest costs in 1994 and 1996 were $628,000 and $765,000, respectively, all of which was expensed. Interest cost during 1995 was $2,119,000, of which $73,000 was capitalized as interest during construction.

NOTE 5 - LEASES AND OTHER LONG-TERM LIABILITIES

               Upon the Company's acquisition of Birtcher (Note 10), use of certain manufacturing and administrative facilities previously occupied by Birtcher was discontinued. A liability was established in connection with Birtcher purchase accounting representing the aggregate future rental payments net of committed sublease income at the date of acquisition.

Future minimum rental commitments, net of sublease income, for such leases at December 31, 1996 are as follows (in thousands):

                           Minimum          Minimum
                           Rental           Rental
                          Payments          Income             Net
                           ------           ------           ------
            1997           $1,444           $  895           $  549
            1998            1,474              729              745
            1999            1,534              590              944
            2000            1,081              395              686
                           ------           ------           ------
                           $5,533           $2,609           $2,924
                           ======           ======           ======

Prior to its acquisition by the Company, Birtcher voluntarily began participation in an environmental investigation at a former facility located in El Monte, California. The former facility is located in the El Monte Operable Unit of the San Gabriel Valley Superfund Site. The Environmental Protection Agency has not named Birtcher as a Potentially Responsible Party in this matter. Based on estimates prepared by the Company's environmental consultants, the Company established a liability for site clean-up in connection with purchase accounting for Birtcher. This liability is reflected in Other long-term liabilities in the Consolidated Balance Sheets.


NOTE 6 - FEDERAL AND STATE INCOME TAXES

        The provision for income taxes consists of the following (in thousands):

                                                   1994        1995        1996
                                                  ------      ------      ------
Current tax expense:
     Federal ...............................      $2,416      $4,493      $6,398
     State .................................         292         356         311
                                                  ------      ------      ------
                                                   2,708       4,849       6,709
Deferred income tax expense ................         182       1,051       2,452
                                                  ------      ------      ------
      Provision for income taxes ...........      $2,890      $5,900      $9,161
                                                  ======      ======      ======

               A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows:

                                                    1994        1995        1996
                                                    ----        ----        ----
Tax provision at statutory rate based
     on income before taxes ................        34.0%       34.7%       35.0%
Foreign sales corporation ..................        (1.5)       (1.7)       (1.3)
State taxes ................................         2.3         1.4         0.8
Nondeductible intangible amortization ......         0.2         1.0         1.1
Other, net .................................        (0.2)       (0.2)        0.4
                                                    ----        ----        ----
                                                    34.8%       35.2%       36.0%
                                                    ====        ====        ====

               The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 1995 and 1996 are as follows (in thousands):

                                                             1995         1996
                                                           -------      -------
Assets
    Receivables ......................................     $   617      $   177
    Inventory ........................................       1,860          352
    Deferred compensation ............................         295          361
    Employee benefits ................................         201          218
    Other ............................................         258          439
    Leases ...........................................       1,650        1,183
    Goodwill and intangible assets ...................       1,304          892
    Birtcher net operating losses ....................       6,084        5,529
    Valuation allowance for deferred tax assets ......      (5,417)      (5,417)
                                                           -------      -------
                                                             6,852        3,734
                                                           -------      -------

Liabilities
     Depreciation ....................................       1,017        1,261
     Interest charge DISC ............................         109           84
     Other ...........................................         141          517
                                                           -------      -------
                                                             1,267        1,862
                                                           -------      -------
                                                           $ 5,585      $ 1,872
                                                           =======      =======

        Birtcher net operating losses are subject to certain limitations and expire over the period 2008 to 2010. Management has established a valuation allowance of $5,417,000 to reflect the uncertainty of realizing the benefit of certain of these carry forwards. Utilization of Birtcher operating loss carry forwards in excess of the net amount recorded at December 31, 1996 of $112,000 will serve to decrease Goodwill associated with the Birtcher acquisition.

NOTE 7 - SHAREHOLDERS' EQUITY

        On November 22, 1994 and October 31, 1995, the Board of Directors of the Company declared three-for-two splits of the Company's common stock to be effected in the form of stock dividends. Such dividends were payable on December 27, 1994 and November 30, 1995 to shareholders of record on December 8, 1994 and November 13, 1995, respectively. Accordingly, common stock, retained earnings, earnings per share, the number of shares outstanding, the weighted average number of shares and equivalents outstanding and stock option data have been restated to retroactively reflect the split.

         On March 20, 1996, the Company completed a public offering of 2,998,000 shares of its common stock with net proceeds to the Company amounting to $61,735,000.

        Through the Company's 1989 acquisition of Aspen Laboratories, Inc., Bristol-Myers Squibb Company received a warrant to purchase 698,470 shares of the Company's common stock at $4.29 per share. This warrant was exercised in March 1996 with proceeds to the Company amounting to $3,000,000.

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

          In 1983, the shareholders authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 1996, no preferred stock had been issued.

        The Company has reserved shares of common stock for issuance to employees and directors under three Stock Option Plans (the "Plans"). Through December 31, 1996, a total of 1,870,000 of these options had been granted at $.89 to $30.75 per share. The option price on all outstanding options is equal to the estimated fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and are exercisable beginning one year from date of grant but for not more than ten years from date of grant. As of December 31, 1996, 725,000 stock options were exercisable.

        The following is a summary of incentive stock option activity under the Plans (in thousands except per share amounts):

                                              Number of                 Price per
                                               Shares                     Share                  Total
                                               -----                  -------------             --------
Outstanding at December 1993                   1,155                  $  0.89-15.00             $  7,913
     Granted during 1994                         137                     5.11-10.67                1,275
     Forfeited                                    (8)                    5.11-12.22                 (108)
     Exercised                                   (30)                    0.89- 6.22                  (97)
                                               -----                  -------------             --------
Outstanding at December 1994                   1,254                     0.89-15.00                8,983
     Granted during 1995                         251                    11.67-25.00                4,968
     Forfeited                                   (12)                    7.67-21.75                 (104)
     Exercised                                  (253)                    0.89-12.22               (1,299)
                                               -----                  -------------             --------
Outstanding at December 1995                   1,240                     0.89-25.00               12,548
     Granted during 1996                         197                    16.50-30.75                4,545
     Forfeited                                   (10)                    5.11-30.75                  (81)
     Exercised                                  (292)                    0.89-15.00               (1,208)
                                               -----                  -------------             --------
Outstanding at December 1996                   1,135                  $  2.33-30.75             $ 15,804
                                               =====                  =============             ========

               At December 31, 1996, the number of shares exerciseable at less than $10, between $10 and $20, and greater than $20 were 197,000, 699,000 and 239,000, respectively. The weighted average price per share and remaining life for options in these categories were $5.56 and 6 years, $12.15 and 7 years, and $27.08 and 9 years.
respectively.

               In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB 25 and, accordingly, no compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plans.

        SFAS 123 also calls for the pro forma disclosure of stock-based compensation expense for those companies which elect to maintain their accounting policy under APB 25. The Company has calculated the pro forma stock-based compensation under the guidelines set forth in SFAS 123, and have determined the effects to be immaterial for disclosure purposes.

NOTE 8 - MAJOR CUSTOMERS AND EXPORT SALES

        The Company's products are provided to medical professionals and facilities directly and through medical supply distributors. Sales to one distributor totaled 10.7%, 12.3% and 12.2% of the Company's sales in 1994, 1995 and 1996, respectively. During 1996, sales to another distributor totaled 14.5% of the Company's sales and, in 1994, sales to a third distributor totaled 10.7% of sales.

               Sales outside of the United States accounted for approximately 13.6% of the Company's total sales in 1994, 15.5% in 1995 and 14.5% in 1996.

NOTE 9 - PENSION PLANS

        The Company maintains defined benefit plans covering substantially all employees. The Company makes annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

        Net pension cost for 1993, 1994 and 1995 included the following components (in thousands):

                                                         1994     1995     1996
                                                        -----    -----    -----
Service cost - benefits earned during the period ....   $ 583    $ 758    $ 766
Interest cost on projected benefit obligation .......     286      353      402
Actual (gain) loss on plan assets ...................    (327)    (959)    (442)
Net amortization and deferral .......................      86      685      138
                                                        -----    -----    -----
Net pension  cost ...................................   $ 628    $ 837    $ 864
                                                        =====    =====    =====

               The following tables set forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets at December 1995 and 1996 (in thousands):

                                                                         1995       1996
                                                                        -------    -------
 Actuarial present value of accumulated benefit obligation
     Vested benefits ................................................   $ 3,811    $ 4,057
     Non-vested benefits ............................................       216        241
                                                                        -------    -------
     Accumulated benefits obligations ...............................     4,027      4,298
     Additional amounts related to projected pay increases ..........       661      1,814
                                                                        -------    -------
Projected benefit obligations for service rendered to date ..........     4,688      6,112
Plan assets at fair value, consisting of debt and
     equity securities ..............................................     4,014      4,405
                                                                        -------    -------
Plan benefit obligations in excess of plan assets ...................       674      1,707
Unrecognized net obligation at December 1986
     being recognized over 25 years .................................       (80)       (76)
Unrecognized prior service cost .....................................      (206)      (195)
Unrecognized net gain (loss) from past experience different from that
     assumed and effects of changes in assumptions ..................       162       (827)
                                                                        -------    -------
Accrued pension costs recognized in the
     balance sheet ..................................................   $   550    $   609
                                                                        =======    =======

        For 1994, 1995 and 1996 actuarial calculation purposes, the weighted average discount rate was 7.0%, the expected long term rate of return was 8.0% and the rate of increase in future compensation levels was 4.0%. Common stock of the Company included in plan assets, at fair value, was approximately $459,000 and $377,000 at December 1995 and 1996, respectively.

NOTE 10 - BUSINESS ACQUISITIONS

        In November 1994, the Company acquired a specialty ECG monitoring product line from Becton Dickinson Vascular Access Company in a purchase transaction amounting to $2,000,000 in cash. The product line's operations have been included with the Company's financial results since the acquisition date. Goodwill is being amortized on a straight-line basis over a 40 year period and a covenant not to compete is being amortized over a five year period.

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

        On February 23, 1996, the Company acquired the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31.6 million and the assumption of $3.3 million of liabilities. The acquisition is being accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period.

        On an unaudited pro forma basis, assuming the Birtcher, Master Medical and NDM acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                          For the Years Ended
                                                                December
                                                         1995             1996
                                                       ---------        --------
Pro forma revenues ............................        $ 132,927        $128,130
                                                       =========        ========

Pro forma net income ..........................        $  13,323        $ 16,507
                                                       =========        ========

Pro forma earnings per common
    and common equivalent share ...............        $    1.12        $   1.14
                                                       =========        ========

        The unaudited pro forma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisitions. This pro forma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.


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

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for 1995 and 1996 are as follows (in thousands, except per share amounts):

                                                                                        Three Months Ended
                                                              ----------------------------------------------------------------------

1995                                                           March                June               September            December
                                                              -------              -------             ---------            --------
Net sales                                                     $19,753              $25,875              $26,258              $27,672
Gross profit                                                    9,028               12,377               12,521               13,230
Net income                                                      1,840                2,818                2,889                3,316
Earnings per share                                                .18                  .24                  .24                  .27


                                                                                        Three Months Ended
                                                              ----------------------------------------------------------------------
1996                                                           March                June               September            December
                                                              -------              -------             ---------            --------
Net sales                                                     $29,200              $31,790              $31,432              $33,208
Gross profit                                                   14,033               15,285               14,963               15,956
Net income                                                      3,272                4,224                4,033                4,757
Earnings per share                                                .26                  .28                  .27                  .31


                                          SCHEDULE VIII - Valuation and Qualifying Accounts
                                                           (In thousands)

====================================================================================================================================
Column A                            Column B                           Column C                      Column D            Column E

                                                                       Additions
                                                           -----------------------------------
Description                        Balance at                 (1)                   (2)             Deductions        Balance at End
                                  Beginning of             Charged to            Charged to                              of Period
                                     Period                Costs and            Other Accounts
                                                           Expenses
====================================================================================================================================
1996

Allowance for
bad debts                            $ 400                  $ 337                                      $(237)             $ 500

Inventory
reserves                             $ 504                  $ 267                                      $(309)             $ 462

Deferred tax
asset valuation
allowance                            $5,417                                                                               $5,417


1995

Allowance for
bad debts                            $ 343                  $  85                                      $ (28)             $ 400

Inventory
reserves                             $ 703                  $ 245                                      $(444)             $ 504

Deferred tax                                                                                                              $5,417
asset valuation
allowance                            $ --                                          $5,417


1994

Allowance for                                                                                          $ (4)              $ 343
bad debts                            $ 347

Inventory
reserves                             $ 559                 $ 144                                                          $ 703