Form 10-Q
period 1997-03-31
CONMED CORP
filed 1997-05-14
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1997              Commission File Number 0-16093



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

         The number of shares outstanding of registrant's common stock, as of May 9, 1997 is 15,013,574 shares.

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


         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


         Signatures

         Exhibit Index

Item 1.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Three Months Ended March 1996 and 1997
                      (thousands except per share amounts)
                                   (unaudited)


                                                      1996          1997
                                                   --------      --------

Net sales ....................................     $ 29,200      $ 31,472
                                                   --------      --------
Cost and expenses:
  Cost of sales ..............................       15,167        16,475
  Facility consolidation expense (Note 7) ....         --           2,328
  Selling and administrative .................        7,556         8,336
  Research and development ...................          683           751
                                                   --------      --------

         Total operating expenses ............       23,406        27,890
                                                   --------      --------

Income from operations .......................        5,794         3,582

Interest income (expense), net ...............         (682)          262
                                                   --------      --------

Income before taxes ..........................        5,112         3,844

Provision for income taxes ...................        1,840         1,384
                                                   --------      --------

Net income ...................................     $  3,272      $  2,460
                                                   ========      ========

Weighted average common shares and equivalents       12,570        15,205
                                                   ========      ========

Earnings per share ...........................     $    .26      $    .16
                                                   ========      ========



               See notes to consolidated financial statements.

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)
                                                               December      March
                                                                 1996         1997
                                                               --------     --------
Current assets:
  Cash and cash equivalents ..............................     $ 20,173     $ 28,175
  Accounts receivable, net ...............................       26,336       26,615
  Income taxes receivable ................................          766         --
  Inventories (Note 4) ...................................       23,187       21,790
  Deferred income taxes ..................................          626          626
  Prepaid expenses and other current assets ..............          740        1,094
                                                               --------     --------
         Total current assets ............................       71,828       78,300
Property, plant and equipment, net .......................       26,458       26,462
Deferred income taxes ....................................        1,246        1,246
Covenant not to compete ..................................          713          603
Goodwill .................................................       64,283       64,449
Patents, trademarks, and other assets ....................        5,555        5,420
                                                               --------     --------
         Total assets ....................................     $170,083     $176,480
                                                               ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................     $  2,433     $  2,321
  Income taxes payable ...................................         --          1,426
  Accrued payroll and withholdings .......................        2,037        1,798
  Accrued pension ........................................          333          627
  Accrued facility consolidation (Note 7) ................         --          2,328
  Other current liabilities ..............................          951        1,045
                                                               --------     --------
         Total current liabilities .......................        5,754        9,545
Accrued pension ..........................................          276          276
Deferred compensation ....................................        1,033        1,085
Long-term leases .........................................        2,924        2,937
Other long-term liabilities ..............................        1,461        1,461
                                                               --------     --------
                                                                 11,448       15,304
                                                               --------     --------

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)
                                   (continued)

                                                               December      March
                                                                 1996         1997
                                                               --------     --------
Shareholders' equity:
  Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding .....         --           --
  Common stock, par value $.01 per share;
         40,000,000 authorized; 14,988,783 and
      14,998,983 issued and outstanding in
      1996 and 1997, respectively ........................          150          150
  Paid-in capital ........................................      111,867      111,948
  Retained earnings ......................................       46,618       49,078
                                                               --------     --------
                                                                158,635      161,176
                                                               --------     --------
         Total liabilities and shareholders' equity ......     $170,083     $176,480
                                                               ========     ========


               See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 1996 and 1997
                                 (in thousands)
                                   (unaudited)

                                                             1996         1997
                                                         --------      --------
Cash flows from operating activities:
  Net income .......................................     $  3,272      $  2,460
                                                         --------      --------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ..............................          800           946
         Amortization ..............................          631           799
         Increase (decrease) in cash flows
           from changes in assets and liabilities
                  Accounts receivable ..............        1,290          (279)
                  Inventories ......................         (445)        1,213
                  Prepaid expenses and
                    other current assets ...........          117          (354)
                  Other assets .....................       (1,244)          (19)
                  Accounts payable .................          581          (112)
                  Income taxes payable .............        2,258         2,192
                  Income tax benefit of stock
                    option exercises ...............        1,032          --
                  Accrued payroll and withholdings .        1,362          (239)
                  Accrued pension ..................          193           294
                  Accrued facility consolidation ...         --           2,328
                  Other current liabilities ........       (1,337)         (410)
                  Deferred compensation and
                    other long-term liabilities ....         (273)           52
                                                         --------      --------
                                                            4,965         6,411
         Net cash provided by operating activities .        8,237         8,871
                                                         --------      --------

Cash flows from investing activities:
  Acquisition of NDM, net of cash acquired .........      (30,721)         --
  Acquisition of property, plant, and equipment ....       (1,015)         (950)
                                                         --------      --------
         Net cash used by investing activities .....      (31,736)         (950)
                                                         --------      --------

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 1996 and 1997
                                 (in thousands)
                                   (unaudited)
                                  (continued)

                                                             1996         1997
                                                         --------      --------
Cash flows from financing activities:
  Proceeds of long term debt .......................       32,660          --
  Proceeds from issuance of common stock ...........       65,990            81
  Payments on long-term debt and leases ............      (65,141)         --
                                                         --------      --------
      Net cash provided by financing activities ....       33,509            81
                                                         --------      --------
Net increase in cash
  and cash equivalents .............................       10,010         8,002
Cash and cash equivalents at beginning of period ...        1,539        20,173
                                                         --------      --------
Cash and cash equivalents at end of period .........     $ 11,549      $ 28,175
                                                         ========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
           Interest ................................     $    882      $   --
           Income taxes ............................          124           182



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

Note 2 - Interim financial information

         The statements for the three months ended March 1996 and 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 1996 and 1997 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the years ended December 1995 and 1996 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Earnings per share

         Earnings  per share was computed by dividing net income by the weighted
average  number  of  shares  of  common  stock  and  common  stock   equivalents
outstanding during the quarter.

Note 4 - Inventories

The components of inventory are as follows (in thousands):

                                                     December              March
                                                       1996                1997
                                                     -------             -------
Raw materials ..........................             $ 7,079             $ 7,354
Work-in-process ........................               7,541               6,927
Finished goods .........................               8,567               7,509
                                                     -------             -------
         Total .........................             $23,187             $21,790
                                                     =======             =======

Note 5 - Business Acquisition


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

         On an unaudited pro forma basis, assuming the NDM acquisition had occurred as of the beginning of 1996, the consolidated results of the Company for the quarter ended March 1996 would have been as follows: (in thousands, except per share amounts):

         Pro forma revenues                                            $32,700
                                                                       =======

         Pro forma net income                                          $ 3,576
                                                                       =======

         Pro forma earnings per common and
            common equivalent shares                                   $   .28
                                                                       =======

Note 6 - Stock Offering

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

Note 7 - Facility Consolidation

         During the first quarter of 1997, the Company recorded a pre-tax charge of $2,328,000 related to the closure of the Company's Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, will be transferred to the Company's manufacturing location in Rome, New York over the remainder of 1997. The components of the charge consist primarily of estimated costs associated with employee severance and termination, and the impairment of the carrying value of fixed assets.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                             AND RESULTS OF OPERATIONS

Three months ended March 1997 compared to three months ended March 1996

         Sales for the quarter ended March 1997 were $31,472,000, an increase of 7.8% compared to sales of $29,200,000 in the quarter ended March 1996. The increase was primarily a result of the NDM acquisition that was reflected in 1996 results only from February 23, 1996, the date of acquisition. Offsetting the incremental NDM sales volume was the effects of realignment of the Company's domestic sales force effective January 1, 1997.

         Prior to 1997, the Company maintained separate salesforces, each of which sold only a portion of the Company's product offerings. With the realignment, each of the Company's territory managers sell the entire produce line of the Company. While management believes that this change will ultimately enhance the Company's sales efforts, first quarter sales were negatively impacted by this change due to training issues. Further, management believes that sales for the second quarter of 1997 may also be affected as the domestic sales force completes their transition to new responsibilities.

         Additionally, during the second quarter of 1997, the Company announced that it would immediately discontinue certain end of quarter dealer incentives which had previously been offered. Management believes that this may have a negative timing effect on the Company's sales in the second quarter of 1997 by as much as $2.0 million. However, after the second quarter of 1997, sales should return to normal levels as dealers utilize regular ordering patterns rather than relying on end of period purchases to meet hospital needs.

         Cost of sales increased to $16,475,000 in the current quarter compared to the $15,167,000 in the same quarter a year ago as a result of increased sales volume. The Company's gross margin percentage was 47.7% for the first quarter of 1997 as compared to 48.1% in the first quarter of 1996. The slight deterioration in gross margin percentage reflects the effects of lower pricing primarily on ECG electrodes and the effects of the NDM product line, which generally have lower gross margin percentages than the Company's overall gross margin percentage.

         During the first quarter of 1997, the Company recorded a charge of $2,328,000 related to the closure of its Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, will be transferred to the Company's manufacturing location in Rome, New York.

         Selling and administrative costs increased to $8,336,000 in the current quarter as compared to $7,556,000 in the first quarter of 1996. As a percentage of sales, selling and administrative expense was 26.5% in the first quarter of 1997 as compared to 25.9% in the comparable 1996 period. This increase reflects the first quarter 1997 sales shortfall discussed above compounded by incremental first quarter 1997 expenses related to domestic sales force realignment and training.

         Research and development expense was $751,000 in the first quarter of 1997 as compared to $683,000 in the first quarter of 1996. The increase reflects incremental expense related to the NDM acquisition.

         The first quarter of 1997 had interest income of $262,000 compared to interest expense of $682,000 in the first quarter of 1996. As discussed under Liquidity and Capital Resources, maximum borrowings during the first quarter of 1996 were $65,000,000 of which $32,660,000 related to borrowings associated with the February 23, 1996 acquisition of NDM. All such indebtedness was repaid in late March 1996 with proceeds from the Company's equity offering.

         The provision for income taxes decreased in 1997 due to the lower income before tax.


Liquidity and Capital Resources

         Cash flows provided or used by operating, investing and financing activities for the first three months of 1996 and 1997 are disclosed in the Consolidated Statements of Cash Flows. Net cash provided by operations was $8,871,000 for the first three months of 1997 as compared to $8,237,000 for the first three months of 1996. Operating cash flows for the first three months of 1997 were negatively impacted by lower net income as compared to the first three months of 1996. Depreciation and amortization in 1997 increased primarily due to the effects of the NDM acquisition. Operating cash flows for the first three months of 1997 were positively impacted by an accrual for facility consolidation, a reduction in inventories and an increase in income taxes payable. Adversely impacting operating cash flows for the first three months of 1997 was an increase in prepaid expenses and other current assets, and a reduction in other current liabilities.

         Net cash used by investing activities was $950,000 in the first three months of 1997 compared to $31,736,000 in the first three months of 1996. During the first three months of 1997, additions to property, plant and equipment amounted to $950,000. Cash used for the 1996 acquisition of NDM approximated $30.7 million. Additions to property, plant and equipment for the first three months of 1996 amounted to $1,015,000.

         Cash flows from financing activities were $81,000 for the first three months of 1997 as compared to $33,509,000 for the first three months of 1996. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under its credit facility to $65,000,000. On March 20, 1996, the Company completed an equity offering of common stock and used $65,000,000 of the proceeds to eliminate the indebtedness of the Company.

         Management believes that cash generated from operations, its current cash resources and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

         The Company's credit facility consists of a $60,000,000 secured revolving line of credit which expires on March 2001. This facility carries an interest rate of 0.5%-1.25% over LIBOR depending on defined cash flow performance ratios. There were no borrowings outstanding under this facility during the quarter ended March 1997.

Item 5.  Other Information

         On May 6, 1997, the Company announced that its Board of Directors authorized the Company to repurchase $30,000,000 of its common stock. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. The Company may suspend or discontinue the program at any time. The timing of the purchases will depend upon market conditions, the market price of the common stock and management's assessment of the Company's liquidity and cash flow needs. The Company will finance the repurchases from cash-on-hand and amounts available under the Company's bank credit facility.

Item 6. Exhibits and Reports on Form 8-K


List of Exhibits

         Exhibit No.                Description of Instrument
         -----------                -------------------------

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




Date:  May 9, 1997




                                                  /s/ Robert D. Shallish, Jr.
                                                  ---------------------------
                                                  Robert D. Shallish, Jr.
                                                  Vice President - Finance
                                                  (Principal Financial Officer)

                                  Exhibit Index




Exhibit

  11              - Computations of weighted average
                    number of shares of common stock