Form 10-Q
period 1997-06-30
CONMED CORP
filed 1997-08-12
CIK 816956

Securities and Exchange Commission

                                Washington, D.C.

                                      20549

                                    Form 10-Q

               QUARTERLY REPORT Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

For the Quarter Ended June 30, 1997               Commission file number 0-16093




                               CONMED CORPORATION
--------------------------------------------------------------------------------
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

                                                           (315) 797-8375

               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]  No [   ]

         The number of shares outstanding of registrant's common stock, as of August 1, 1997 is 15,017,248 shares.

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

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

Exhibit Index

                                       CONMED CORPORATION
                               CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands except per share amounts)

                                          (unaudited)

                                   For the three months ended        For the six months ended
                                   --------------------------        -------------------------
                                       June            June            June             June
                                       1996            1997            1996             1997
                                     --------        --------        --------         --------
Net sales ...................        $ 31,790        $ 30,707        $ 60,990         $ 62,179
                                     --------        --------        --------         --------

Cost and expenses:
  Cost of sales .............          16,505          16,259          31,672           32,734
  Facility consolidation
         expense (Note 7) ...            --              --              --              2,328
  Selling and administrative            8,140           8,596          15,696           16,932
  Research and development ..             694             791           1,377            1,542
                                     --------        --------        --------         --------

    Total operating expenses           25,339          25,646          48,745           53,536
                                     --------        --------        --------         --------


Income from operations ......           6,451           5,061          12,245            8,643

Interest income (expense),net             150             366            (532)             628
                                     --------        --------        --------         --------

Income before taxes .........           6,601           5,427          11,713            9,271

Provision for income taxes ..           2,377           1,954           4,217            3,338
                                     --------        --------        --------         --------

Net income ..................        $  4,224        $  3,473        $  7,496         $  5,933
                                     ========        ========        ========         ========

Weighted common shares and
  equivalents ...............          15,229          15,193          13,805           15,227
                                     ========        ========        ========         ========

Earnings per share ..........        $    .28        $    .23        $    .54         $    .39
                                     ========        ========        ========         ========



                        See notes to consolidated financial statements.

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                             December      June
                                                               1996         1997
                                                             --------    --------
                                                                        (unaudited)


                     ASSETS
Current assets:

  Cash and cash equivalents .............................    $ 20,173    $ 31,984
  Accounts receivable, net ..............................      26,336      25,295
  Income taxes receivable ...............................         766        --
  Inventories (Note 4) ..................................      23,187      22,773
  Deferred income taxes .................................         626         626
  Prepaid expenses and other current assets .............         740       1,333
                                                             --------    --------
         Total current assets ...........................      71,828      82,011
Property, plant and equipment, net ......................      26,458      26,030
Deferred income taxes ...................................       1,246       1,246
Covenant not to compete, net ............................         713         493
Goodwill, net ...........................................      64,283      64,010
Patents, trademarks, and other assets, net ..............       5,555       5,292
                                                             --------    --------
      Total assets ......................................    $170,083    $179,082
                                                             ========    ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable ......................................    $  2,433     $ 2,327
  Income taxes payable ..................................        --         1,110
  Accrued payroll and withholdings ......................       2,037       1,295
  Accrued pension .......................................         333         688
  Accrued facility consolidation (Note 7) ...............        --         2,161
  Other current liabilities .............................         951       1,082
                                                             --------    --------
      Total current liabilities .........................       5,754       8,663
Deferred compensation ...................................       1,033       1,138
Accrued pension .........................................         276         276
Long-term leases ........................................       2,924       2,887
Other long-term liabilities .............................       1,461       1,461
                                                             --------    --------
         Total liabilities ..............................      11,448      14,425
                                                             --------    --------

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                             December      June
                                                               1996         1997
                                                             --------    --------
                                                                        (unaudited)



Shareholders' equity:
  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding .......        --          --

  Common stock, par value $.01 per share;
      40,000,000 authorized; 14,988,783 and
      14,999,298 issued and outstanding,in
      1996 and 1997, respectively .......................         150         150
  Paid-in capital .......................................     111,867     111,956
  Retained earnings .....................................      46,618      52,551
                                                             --------    --------
         Total equity ...................................     158,635     164,657
                                                             --------    --------

      Total liabilities and shareholders' equity ........    $170,083    $179,082
                                                             ========    ========



                        See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30 1996 and 1997
                                 (in thousands)
                                   (unaudited)

                                                             1996          1997
                                                             ----          ----
Cash flows from operating activities:

  Net income .........................................    $  7,496     $  5,933
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ................................       1,809        1,916
         Amortization ................................       1,432        1,604
         Increase (decrease) in cash flows
           from changes in assets and liabilities:

                  Accounts receivable ................        (283)       1,041
                  Inventories ........................      (1,376)         230
                  Prepaid expenses and
                    other current assets .............        (585)        (593)
                  Other assets .......................      (1,277)        (147)
                  Accounts payable ...................         107         (106)
                  Income taxes payable ...............       1,845        1,876
                  Income tax benefit of stock
                    option exercises .................       1,032         --
                  Accrued payroll and withholdings ...        (736)        (742)
                  Accrued pension ....................         323          355
                  Accrued facility consolidation .....        --          2,161
                  Other current liabilities ..........      (2,465)        (386)
                  Deferred compensation and
                    other long-term liabilities ......        (232)         105
                                                          --------     --------
                                                              (406)       7,314
                                                          --------     --------
    Net cash provided by operations ..................       7,090       13,247
                                                          --------     --------

Cash flows from investing activities:
  Business acquisitions ..............................     (31,172)        --
  Acquisition of property, plant,
       and equipment .................................      (2,232)      (1,488)
                                                          --------     --------
    Net cash used by investing activities ............     (33,404)      (1,488)
                                                          --------     --------

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30 1996 and 1997
                                 (in thousands)
                                   (unaudited)
                                   (continued)
                                                             1996          1997
                                                             ----          ----
Cash flows from financing activities:
  Proceeds from issuance of common stock, net ........      65,794           89
  Proceeds of long and short-term debt ...............      32,660         --
  Payments on debt and other obligations .............     (65,331)         (37)
                                                          --------     --------
    Net cash provided by financing activities ........      33,123           52
                                                          --------     --------
Net increase in cash

   and cash equivalents ..............................       6,809       11,811

Cash and cash equivalents at beginning of period .....       1,539       20,173
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $  8,348     $ 31,984
                                                          ========     ========




                        See notes to consolidated financial statements.

                               CONMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Certain statements contained in this Form 10-Q are forward looking and may involve risk and uncertainties, including, but not limited to, the effects of the sales force realignment, product demand resulting from the elimination of certain end of period dealer incentives, the consolidation of the Dayton facility, the acquisition of the product line from Davol Inc., and the impact of competitive products pricing.

Note 1 - Consolidation

         The consolidated financial statements include the accounts of CONMED Corporation ("the Company") and its subsidiaries. The Company is primarily engaged in the development, manufacturing and marketing of disposable medical products and related devices.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Interim financial information

         The statements for the three and six months ended June 1996 and June 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 1996 and 1997 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1996 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Earnings per share

         Earnings  per share was computed by dividing net income by the weighted
average  number  of  shares  of  common  stock  and  common  stock   equivalents
outstanding during the quarter.

Note 4 - Inventories

         The components of inventory are as follows (in thousands):

                                                     December              June
                                                       1996                1997
                                                     -------             -------
Raw materials ..........................             $ 7,079             $ 9,059
Work-in-process ........................               7,541               5,640
Finished goods .........................               8,567               8,074
                                                     -------             -------
         Total .........................             $23,187             $22,773
                                                     =======             =======

Note 5 - Business acquisitions

         On February 23, 1996, the Company acquired the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31.2 million and the assumption of $3.3 million of liabilities. The acquisition is being accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period.

         On an unaudited pro forma basis, assuming the NDM acquisition had occurred as of the beginning of 1996, the consolidated results of the Company for the six months ended June 30, 1996 would have been as follows (in thousands, except per share amounts):

         Pro forma net sales                                            $63,490
                                                                        =======

         Pro forma net income                                           $ 7,717
                                                                        =======
         Pro forma earnings per
         common, and common
         equivalent shares                                              $   ,56
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

Note 7 - Facility consolidation

         During the first quarter of 1997, the Company recorded a pre-tax charge of $2,328,000 related to the closure of the Company's Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, are being transferred to the Company's manufacturing location in Rome, New York over the remainder of 1997. The components of the charge consist primarily of estimated costs associated with employee severance and termination, and the impairment of the carrying value of fixed assets.

Note 8 - Subsequent events

         Effective July 1, 1997, the Company completed the acquisition of a product line from Davol Inc., a subsidiary of C.R. Bard, Inc. for a cash purchase price of $24,000,000, subject to adjustment for inventory valuation on the Closing. Annual sales associated with the product line approximate $25 million. This acquisition is being accounted for using the purchase method of accounting.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Three months ended June 1997 compared to three months ended June 1996

         Sales for the quarter ended June 1997 were $30,707,000 as compared to sales of $31,790,000 in the quarter ended June 1996. As previously disclosed, the Company eliminated in June 1997 its practice of providing financial incentives to certain dealers for the placement of large stocking orders at the end of the quarter. Management believes this caused a reduction in sales of up to $2.0 million in the second quarter of 1997 and that sales should return to normal levels in future periods as dealers utilize regular ordering patterns rather than relying on end of period purchases to meet hospital needs.

         Cost of sales decreased to $16,259,000 in the current quarter compared to the $16,505,000 in the same quarter a year ago. The Company's gross margin percentage was 47.1% in the second quarter of 1997 as compared to 48.1% in the second quarter of 1996. Factors adversely impacting the Company's second quarter 1997 gross margin include continued lower pricing primarily related to ECG electrodes and manufacturing inefficiencies related to the closure of the Company's Dayton, Ohio facility and the transition of such operations to the Company's facility in Rome, New York.

         Selling and administrative expenses were $8,596,000 in the second quarter of 1997 as compared to $8,140,000 in the second quarter of 1996, an increase of 5.6%. This increase relates largely to incremental marketing activities and non-recurring expenses related to the Company's restructuring of its domestic sales force.

         Research and development expense was $791,000 in the second quarter of 1997 as compared to $694,000 in the comparable 1996 period. While the level of the Company's research and development activities were consistent during these two periods, project related expenditures were higher in the second quarter of 1997 as compared to the second quarter of 1996.

         The second quarter of 1997 had interest income of $366,000 compared to interest income of $150,000 in the second quarter of 1996. As discussed below under Liquidity and Capital Resources, all of the Company indebtedness was repaid in the first quarter of 1996 with the proceeds of a March 1996 equity offering. The increase in interest income from 1996 to 1997 reflects higher invested cash balances during the second quarter of 1997 as compared to 1996.

         The provision for income tax decreased in 1997 due to the lower income before tax.

Six months ended June 1997 compared to six months ended June 1996

         Sales for the six months ended June 1997 were $62,179,000 as compared to sales of $60,990,000 in the six months ended March 1996. The increase was primarily a result of the NDM acquisition that was reflected in 1996 results only from February 23, 1996, the date of acquisition. Offsetting the incremental NDM sales volume was the effects of realignment of the Company's domestic sales force effective January 1, 1997 and the effects of discontinuing certain end of quarter dealer incentives.

         Prior to 1997, the Company maintained separate sales forces, each of which sold only a portion of the Company's product offerings. With the realignment, each of the Company's territory managers sell the entire produce line of the Company. While management believes that this change will ultimately enhance the Company's sales efforts, management believes that sales for the first six months of 1997 were negatively impacted by this change due to training and transition issues. Additionally, during the second quarter of 1997, the Company announced that it would immediately discontinue certain end of quarter dealer incentives which had previously been offered. Management believes that this had a negative timing effect on the Company's sales in the second quarter of 1997 by as much as $2.0 million.

         Cost of sales increased to $32,734,000 in the first six months of 1997 as compared to the $31,672,000 in the same 1996 period. The Company's gross margin percentage was 47.4% for the first six months of 1997 as compared to 48.1% in the first six months of 1996. This deterioration in gross margin percentage reflects the effects of lower pricing primarily on ECG electrodes and manufacturing inefficiencies related to the Dayton plant closure discussed below.

         During the first quarter of 1997, the Company recorded a charge of $2,328,000 related to the closure of its Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, will be transferred to the Company's manufacturing location in Rome, New York.

         Selling and administrative costs increased to $16,932,000 in the first six months of 1997 as compared to $15,696,000 in the first six months of 1996. As a percentage of sales, selling and administrative expense was 27.2% in the six months of 1997 as compared to 25.7% in the comparable 1996 period. This increase reflects incremental 1997 expenses related to the domestic sales force realignment and by increased marketing efforts.

         The six months of 1997 had interest income of $628,000 compared to interest expense of $532,000 in the six months of 1996. As discussed under Liquidity and Capital Resources, maximum borrowings during the first quarter of 1996 were $65,000,000 of which $32,660,000 related to borrowings associated with the February 23, 1996 acquisition of NDM. All such indebtedness was repaid in late March 1996 with proceeds from the Company's equity offering.

         The provision for income taxes decreased in 1997 due to the lower income before tax.

Liquidity and Capital Resources

         Cash flows provided or used by operating, investing and financing activities for the first six months of 1996 and 1997 are disclosed in the Consolidated Statements of Cash Flows. Net cash provided by operations was $13,247,000 for the first six months of 1997 as compared to $7,090,000 for the first six months of 1996. Operating cash flows for the first six months of 1997 were negatively impacted by lower net income as compared to the first six months of 1996. Depreciation and amortization in 1997 increased primarily due to the effects of the NDM acquisition. Operating cash flows for the first six months of 1997 were positively impacted by an accrual for facility consolidation, a reduction in accounts receivable and an increase in income taxes payable. Adversely impacting operating cash flows for the first six months of 1997 was an increase in prepaid expenses and other current assets and a reduction in accrued payroll and withholding.

         Net cash used by investing activities was $1,488,000 in the first six months of 1997 compared to $33,404,000 in the first six months of 1996. During the first six months of 1997, additions to property, plant and equipment amounted to $1,488,000. Cash used for the 1996 acquisition of NDM approximated $31.2 million. Additions to property, plant and equipment for the first six months of 1996 amounted to $2,232,000.

         Cash flows from financing activities were $52,000 for the first six months of 1997 as compared to $33,123,000 for the first six months of 1996. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under its credit facility to $65,000,000. On March 20, 1996, the Company completed an equity offering of common stock and used $65,000,000 of the proceeds to eliminate the indebtedness of the Company.

         Management believes that cash generated from operations, its current cash resources and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

         The Company's credit facility consists of a $60,000,000 secured revolving line of credit which expires on March 2001. This facility carries an interest rate of 0.5%-1.25% over LIBOR depending on defined cash flow performance ratios. There were no borrowings outstanding under this facility during the six months ended June 1997.

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

Item 6.  Exhibits and Reports on Form 8-K

List of Exhibits

      Exhibit No.                                       Description
      -----------                                       -----------

         11                         Computation of weighted average number
                                    of shares of common stock

Reports on Form 8-K

         On June 18, 1997 and July 11, 1997, the Company filed reports on Form 8-K related to the Company's acquisition of a product line.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CONMED CORPORATION
                                                          (Registrant)



Date:  August 8, 1997                              /s/Robert D. Shallish, Jr.
                                                   --------------------------
                                                   Robert D. Shallish, Jr.

                                                   Vice President - Finance
                                                   (Principal Financial Officer)