Form 10-Q
period 1997-09-30
CONMED CORP
filed 1997-11-14
CIK 816956

Securities and Exchange Commission

                                Washington, D.C.

                                      20549

                                    Form 10-Q

               QUARTERLY REPORT Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934


For the Quarter Ended Septeber 30, 1997           Commission file number 0-16093



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

         The number of shares outstanding of registrant's common stock, as of November 8, 1997 is 15,003,203 shares.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

Item Number

         Item 1.  Financial Statements

                   Consolidated Statements of Income

                   Consolidated Balance Sheets

                   Consolidated Statements of Cash Flows

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

         Signatures

                               CONMED CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands except per share amounts)
                                   (unaudited)



                                     For the Three Months     For the Nine Months
                                      Ended September          Ended September
                                  ------------------------------------------------
                                     1996        1997          1996        1997
                                  --------     --------     --------      --------
Net sales ...................     $ 31,432     $ 38,581     $ 92,422      $100,760
                                  --------     --------     --------      --------

Cost and expenses:

  Cost of sales .............       16,469       21,601       48,141        54,335
  Facility consolidation
    expense (Note 7) ........         --           --           --           2,328
  Selling and administrative         7,949        9,304       23,645        26,236
  Research and development ..          861          752        2,238         2,294
                                  --------     --------     --------      --------

    Total operating expenses        25,279       31,657       74,024        85,193
                                  --------     --------     --------      --------


Income from operations ......        6,153        6,924       18,398        15,567

Interest income (expense),net          148          134         (384)          762
                                  --------     --------     --------      --------

Income before taxes .........        6,301        7,058       18,014        16,329

Provision for income taxes ..        2,268        2,541        6,485         5,878
                                  --------     --------     --------      --------

Net income ..................     $  4,033     $  4,517     $ 11,529      $ 10,451
                                  ========     ========     ========      ========

Weighted common shares and
  equivalents ...............       15,195       15,219       14,285        15,221
                                  ========     ========     ========      ========

Earnings per share ..........     $    .27     $    .30     $    .81      $    .69
                                  ========     ========     ========      ========

                 See notes to consolidated financial statements.

                              CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)

                                      ASSETS

                                                               December      September
                                                                  1996         1997
                                                              ---------      ---------
                                                                           (unaudited)
Current assets:

  Cash and cash equivalents .............................     $  20,173     $   5,159
  Accounts receivable, net ..............................        26,336        32,032
  Income taxes receivable ...............................           766          --
  Inventories (Note 4) ..................................        23,187        23,373
  Deferred income taxes .................................           626           626
  Prepaid expenses and other current assets .............           740         1,154
                                                              ---------      ---------
     Total current assets ...............................        71,828        62,344
Property, plant and equipment, net ......................        26,458        31,008
Deferred income taxes ...................................         1,246         1,246
Covenant not to compete, net ............................           713           383
Goodwill, net ...........................................        64,283        83,964
Patents, trademarks, and other assets, net ..............         5,555         4,829
                                                              ---------      ---------
      Total assets ......................................     $ 170,083     $ 183,774
                                                              =========     =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable ......................................     $   2,433     $   3,186
  Income taxes payable ..................................          --             996
  Accrued payroll and withholdings ......................         2,037         1,868
  Accrued pension .......................................           333           879
  Other current liabilities .............................           951         1,970
                                                              ---------     ---------
      Total current liabilities .........................         5,754         8,899
Deferred compensation ...................................         1,033         1,192
Accrued pension .........................................           276           276
Long term leases ........................................         2,924         2,785
Other long-term liabilities .............................         1,461         1,742
                                                              ---------     ---------
         Total liabilities ..............................        11,448        14,894
                                                              ---------     ---------

                              CONMED CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                      (in thousands except share amounts)
                                   (continued)



                                                               December      September
                                                                  1996         1997
                                                              ---------      ---------
                                                                           (unaudited)
Shareholders' equity:

  Preferred stock, par value $.01 per share;

      authorized 500,000 shares; none outstanding .......          --            --
  Common stock, par value $.01 per share;
      40,000,000 authorized; 14,988,783 and
      14,991,108 issued and outstanding,

      in 1996 and 1997, respectively ....................           150           150
  Paid-in capital .......................................       111,867       112,080
  Treasury stock ........................................          --            (419)
  Retained earnings .....................................        46,618        57,069
                                                              ---------      ---------
      Total equity ......................................       158,635       168,880
                                                              ---------      ---------

      Total liabilities and shareholders' equity ........     $ 170,083      $ 183,774
                                                              =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                    Nine Months Ended September 1996 and 1997

                                 (in thousands)
                                   (unaudited)

                                                            1996          1997
                                                         --------      --------
Cash flows from operating activities:

  Net income .......................................     $ 11,529      $ 10,451
                                                         --------      --------
  Adjustments to reconcile net income
    to net cash provided by operations:

      Depreciation .................................        2,979         2,979
      Amortization .................................        2,269         2,504
      Increase (decrease) in cash flows
        from changes in assets and liabilities:

            Accounts receivable ....................         (958)       (5,696)
            Inventories ............................           (2)        2,864
            Prepaid expenses and other assets ......         (441)         (414)
            Deferred income taxes ..................        2,000          --
            Other assets ...........................       (1,334)          155
            Accounts payable .......................         (225)          753
            Income taxes payable ...................        1,361         1,762
            Income tax benefit of stock
              option exercises .....................        1,035          --
            Accrued payroll and withholdings .......         (981)         (169)
            Accrued pension ........................         (162)          546
            Other current liabilities ..............          679           321
            Other liabilities ......................         (570)          159
                                                         --------      --------
                                                            5,650         5,764
                                                         --------      --------
     Net cash provided by operations ...............       17,179        16,215
                                                         --------      --------

Cash flows from investing activities:

  Business acquisitions ............................      (33,705)      (24,000)
  Acquisition of property, plant, and equipment ....       (3,992)       (6,884)
                                                         --------      --------

     Net cash used by investing activities .........      (37,697)      (30,884)
                                                         --------      --------

                               CONMED CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                    Nine Months Ended September 1996 and 1997

                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                            1996          1997
                                                         --------      --------
Cash flows from financing activities:

  Proceeds from issuance of common stock, net ......       65,802           213
  Payment for purchase of treasury stock ...........         --            (419)
  Proceeds of long and short term debt .............       32,660          --
  Payments on debt and other obligations ...........      (65,505)         (139)
                                                         --------      --------

     Net cash provided (used) by financing

       activities ..................................       32,957          (345)
                                                         --------      --------

Net increase (decrease) in

  cash and cash equivalents ........................       12,439       (15,014)

Cash and cash equivalents at beginning of period ...        1,539        20,173
                                                         --------      --------
Cash and cash equivalents at end of period .........     $ 13,978      $  5,159
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

Note 2 - Interim financial information

         The statements for the three and nine months ended September 1996 and 1997 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 1996 and 1997 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 1997. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1996 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Earnings per share

         Earnings  per share was computed by dividing net income by the weighted
average  number  of  shares  of  common  stock  and  common  stock   equivalents
outstanding during the period.

Note 4 - Inventories

         The components of inventory are as follows (in thousands):

                                        December             September
                                          1996                  1997
                                        --------              -------
            Raw Material..............   $  7,079             $  9,145
            Work-in-process...........      7,541                6,938
            Finished goods............      8,567                7,290
                                         --------              -------
                 Total................   $ 23,187             $ 23,373
                                         ========             ========

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

         On July 1, 1997, the Company completed the acquisition of a product line from Davol Inc., a subsidiary of C.R. Bard, Inc., for a cash purchase price of $24,000,000. Annual sales associated with the product line approximate $25 million. This acquisition is being accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period. The allocation of the purchase price for this acquisition is based on management's preliminary estimates; it is possible that re-allocations will be required as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's results of operations or financial position.

         On an unaudited pro forma basis, assuming each of the acquisitions had occurred as of the beginning of the periods, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                          For the Nine Months
                                   For the Three            Ended September
                                    Months Ended         ---------------------
                                   September 1996          1996          1997
                                   --------------          ----          ----
Pro forma net sales .........         $ 37,682           $113,672      $113,260

Pro forma net income ........            4,456             12,960        11,411

Pro forma earnings per
  common, and common
  equivalent shares .........             0.29               0.91          0.75


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

Note 7 - Facility consolidation

         During the first quarter of 1997, the Company recorded a pre-tax charge of $2,328,000 related to the closure of the Company's Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, were transferred to the Company's manufacturing facilities in Rome and Utica, New York during the second and third quarters of 1997. The components of the charge consisted primarily of costs associated with employee severance and termination, and the impairment of the carrying value of fixed assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements.

Three months ended September 1997 compared to three months ended September 1996

         Sales for the quarter ended September 1997 were $38,581,000, an increase of 22.7% compared to sales of $31,432,000 in the quarter ended September 1996. The increase is largely a result of incremental sales volume associated with the Davol product line acquisition which became effective July 1, 1997. Other factors impacting net sales for the third quarter of 1997 as compared to the third quarter of 1996 include increased sales of the Company's surgical disposables offset partially by lower pricing on ECG electrodes.

         Cost of sales increased to $21,601,000 in the current quarter compared to the $16,469,000 in the same quarter a year ago as a result of increased sales volume. The Company's gross margin was 44.0% in the third quarter of 1997 as compared to 47.6% in the third quarter of 1996. The decrease is primarily a result of the Davol product line which currently has a lower gross margin percentage than the Company's overall gross margin percentage.

         Selling and administrative expenses increased to $9,304,000 in the third quarter of 1997 as compared to $7,949,000 in the third quarter of 1996. This increase resulted from the effects of the Davol product line acquisition. As a percentage of sales, however, selling and administrative expense declined from 25.3% in the third quarter of 1996 to 24.1% in the third quarter of 1997 due to economies of scale resulting from incremental sales.

         Research and development expense was $752,000 in the third quarter of 1997 as compared to $861,000 in the comparable 1996 period. The Company continues to conduct research activities in all of its product lines, with a particular emphasis on products for minimally-invasive surgery.

         The third quarter of 1997 had interest income of $134,000 as compared to $366,000 in the second quarter of 1997 and $148,000 in the third quarter of 1996. As discussed below under Liquidity and Capital Resources, the Company's invested cash balances declined in the third quarter of 1997 as a result of the acquisition of the Davol product line and the purchase of a building in Utica, New York.

Nine months ended September 1997 compared to nine months ended September 1996


         Sales for the nine months ended September 1997 were $100,760,000 as compared to sales of $92,422,000 in the nine months ended September 1996. The increase was primarily a result of the Davol product line acquisition effective July 1, 1997, and the NDM acquisition that was reflected in 1996 results only from February 23, 1996, the date of acquisition. Offsetting the incremental sales volume associated with the acquisitions was the effect of realignment of the Company's domestic sales force effective January 1, 1997, the effect of discontinuing certain end of quarter dealer incentives and lower pricing relative to ECG electrode sales.

         Prior to 1997, the Company maintained separate sales forces, each of which sold only a portion of the Company's product offerings. With the realignment, each of the Company's territory managers sell the entire product line of the Company. While management believes that this change has enhanced the Company's sales efforts, management believes that sales for the first six months of 1997 were negatively impacted by this change due to training and transition issues. Additionally, during the second quarter of 1997, the Company announced that it would immediately discontinue certain end of quarter dealer incentives which had previously been offered. Management believes that this had a negative effect on the Company's sales in the second quarter of 1997 by as much as $2.0 million.

         Cost of sales increased to $54,335,000 in the first nine months of 1997 as compared to the $48,141,000 in the same 1996 period. The Company's gross margin percentage was 46.1% for the first nine months of 1997 as compared to 47.9% in the first nine months of 1996. Factors adversely impacting the gross margin percentage in 1997 include the third quarter sales of the Davol product line which currently has a lower gross margin percentage than the Company's overall gross margin percentage and the effect of lower pricing on ECG electrodes.

         During the first quarter of 1997, the Company recorded a charge of $2,328,000 related to the closure of its Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, were transferred to the Company's manufacturing facilities in Utica and Rome, New York during the second and third quarters of 1997.

         Selling and administrative costs increased to $26,236,000 in the first nine months of 1997 as compared to $23,645,000 in the first nine months of 1996. As a percentage of sales, selling and administrative expense was 26.0% in the nine months of 1997 as compared to 25.6% in the comparable 1996 period. This increase reflects incremental expenses during the first and second quarters of 1997 related to increased marketing efforts and the domestic sales force realignment.

         The first nine months of 1997 had interest income of $762,000 as compared to interest expense of $384,000 in the first nine months of 1996. As discussed under Liquidity and Capital Resources, maximum borrowings during the first quarter of 1996 were $65,000,000 of which $32,660,000 related to borrowings associated with the February 23, 1996 acquisition of NDM. All such indebtedness was repaid in late March 1996 with proceeds from the Company's equity offering.

         The provision for income taxes decreased in 1997 due to the lower income before tax.

Liquidity and Capital Resources

         Cash flows provided or used by operating, investing and financing activities for the first nine months of 1996 and 1997 are disclosed in the Consolidated Statements of Cash Flow. Net cash provided by operations was $16,215,000 in the first nine months of 1997 as compared to $17,179,000 in the first nine months of 1996. Operating cash flows in the first nine months of 1997 were negatively impacted by lower net income as compared to the first nine months of 1996. Depreciation and amortization in 1997 increased primarily due to the effects of the NDM and Davol product line acquisitions. Operating cash flows for the first nine months of 1997 were positively impacted by a reduction in inventories and an increase in income taxes payable. Adversely impacting operating cash flows in the first nine months of 1997 was an increase in accounts receivable resulting from incremental sales associated with the Davol product line acquisition.

         Net cash used by investing activities was $30,884,000 in the first nine months of 1997 compared to $37,697,000 in the first nine months of 1996. Cash used for the July 1, 1997 acquisition of the Davol product line was $24.0 million. During the first nine months of 1997, additions to property, plant and equipment were $6,884,000 including $4,000,000 used to purchase a building in Utica, New York. Cash used for the 1996 acquisition of NDM approximated $33.7 million. Additions to property, plant and equipment for the first nine months of 1996 amounted to $3,992,000.

         Cash flows used by financing activities were $345,000 in the first nine months of 1997 as compared to $32,957,000 provided by financing activities in the first nine months of 1996. During the third quarter of 1997, the Company repurchased 25,000 shares of its common stock for approximately $419,000. In connection with the NDM acquisition on February 23, 1996, the Company borrowed $32,660,000 bringing aggregate borrowings under its credit facility to $65,000,000. On March 20, 1996, the Company completed an equity offering of common stock and used $65,000,000 of the proceeds to eliminate the indebtedness of the Company.

         Management believes that cash generated from operations, its current cash resources and funds available under its banking agreement will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

         The Company's credit facility consists of a $60,000,000 secured revolving line of credit which expires on March 2001. This facility carries an interest rate of 0.5%-1.25% over LIBOR depending on defined cash flow performance ratios. There were no borrowings outstanding under this facility during the nine months ended September 1997.

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

Date:  November 14, 1997

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