Form 10-K
period 1997-12-31
CONMED CORP
filed 1998-02-24
CIK 816956

                       Securities and Exchange Commission
                                Washington, D.C.
                                     20549

                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997      Commission file number 0-16093

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $340,769,693 based upon the average bid and asked prices of stock, which was $23.50 on February 12, 1998.

The number of shares of the Registrant's $0.01 par value common stock outstanding as of February 12, 1998 was 15,061,538.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

CONMED Corporation's Current Report on Form 8-K/A filed February 17, 1998 is incorporated by reference into Part II.

Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 3, 1998 for the annual meeting of stockholders to be held May 19, 1998, are incorporated by reference into Part III.

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

                                    Part IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Signatures

     Exhibit Index

                                     PART I

                               CONMED CORPORATION

Item 1:  Business

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED" or the "Company") that is based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this Form 10-K, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption "Item 1: Business -- Risk Factors" and elsewhere in this Form 10-K that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions, including the Linvatec Acquisition (as defined herein); changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Form 10-K. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1: Business." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     The Company is a leading developer, manufacturer and supplier of a broad range of medical instruments and systems used in surgical and other medical procedures. The Company's product offerings include electrosurgical systems, electrocardiogram ("ECG") electrodes and accessories, surgical suction instruments, intravenous ("IV") therapy accessories and wound care products. In addition, through its recent acquisition of Linvatec Corporation ("Linvatec"), the Company has broadened its product offerings to include arthroscopic surgery devices and products, powered surgical instruments and imaging products for minimally-invasive surgery. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals. On a pro forma basis after giving effect to the Company's acquisition of Linvatec (the "Linvatec Acquisition"), approximately 75% of the Company's revenues in 1997 were derived from the sale of single-use, disposable products. In addition, on a pro forma basis after giving effect to the Linvatec Acquisition, approximately 22% of the Company's revenues in 1997 were derived from sales outside of the United States.

     The Company has used strategic business acquisitions to broaden its product offerings, increase its market share in certain product lines and realize economies of scale. During the last five years, the Company has completed seven business acquisitions, including the recent acquisition of Linvatec. The completed acquisitions, together with internal growth, have resulted in a compound annual growth rate in net sales of 27% between 1993 and 1997 (57% on a pro forma basis after giving effect to the Linvatec Acquisition).

     On December 31, 1997, the Company acquired Linvatec and certain related assets from Bristol-Myers Squibb Company ("BMS"). The Company expects the Linvatec Acquisition to provide significant strategic benefits, including providing the Company with expanded product lines, enhanced technological capabilities and increased access to international markets. In addition, the Company has identified opportunities to generate efficiencies in manufacturing and overhead functions resulting from the Linvatec Acquisition, which it believes could generate annual cost savings beyond those reflected in the Company's pro forma financial statements. See "Unaudited Pro Forma Consolidated Financial Information" in the Company's Current Report on Form 8-K/A filed February 17, 1998. On a pro forma basis after giving effect to the Linvatec Acquisition, the Company's net sales for 1997 were $327.4 million.

     The Company was founded in 1970 by Eugene R. Corasanti, the Company's Chairman of the Board, Chief Executive Officer and President. The Company's principal offices are located at 310 Broad Street, Utica, New York 13501, and the Company's telephone number is (315) 797-8375.

INDUSTRY

     The number of surgical procedures performed in the United States is increasing. According to SMG Marketing Group, the total number of U.S. surgical procedures was approximately 32 million in 1996, and, according to SMG Marketing Group, is expected to increase to 36 million in 2001. In addition, the number of outpatient surgical procedures performed in the United States increased at a compound annual growth rate of 7% from 16 million in 1991 to 20 million in 1995 and, according to SMG Marketing Group, is projected to grow at a compound annual growth rate of 6% to 29 million in 2001. This growth in surgical procedures reflects demographic trends, such as the aging of the population, and technological advancements which result in safer and less invasive surgical procedures. These less invasive surgical procedures are increasingly being performed in outpatient surgical centers and physician offices rather than in hospitals. According to SMG Marketing Group, outpatient surgery centers and physician offices represented 15% and 10%, respectively, of the total surgeries performed in 1996, and, according to SMG Marketing Group, are projected to increase to 19% and 15%, respectively, in 2001.

     In response to rising health care costs, managed care companies and other payors have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery, both operative and recovery. To reduce costs, health care providers use minimally-invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. According to Dorland's Biomedical, the total number of minimally-invasive surgical procedures performed in the United States increased at a compound annual growth rate of 14%, from 1.8 million in 1990 to an estimated 3.9 million in 1996.

     In addition, health care providers are increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care.

     Furthermore, in the United States, the pressure on health care providers to contain costs has altered their purchasing patterns for general surgical instruments and disposable medical products. Many health care providers have entered into comprehensive purchasing contracts with fewer suppliers, who offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with group purchasing organizations ("GPOs"). GPOs aggregate the purchasing volume of its members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. The Company believes that these trends will favor entities that offer a broad product portfolio.

     The Company believes that foreign markets offer growth opportunities for manufacturers of surgical products. As economic conditions improve in developing countries, expenditures on health care are expected to rise; according to Dorland's Biomedical, expenditures on surgical products in developing countries increased 15% from $14 billion in 1995 to $16 billion in 1996 and are projected to grow at a compounded growth rate of 17% to $65 billion in 2005.

COMPETITIVE STRENGTHS

     The Company attributes its strong position in certain markets to the following competitive factors:

     LEADING MARKET POSITION IN KEY PRODUCT AREAS. The Company is a leading provider of arthroscopic surgery devices, electrosurgical systems, powered surgical instruments and ECG electrodes. The Company's product breadth has enhanced its ability to market to hospitals, surgery centers, GPOs and other customers, particularly as institutions seek to reduce costs and minimize the number of suppliers. In addition, many of the Company's products are sold under leading brand names, including CONMED(R), Linvatec(R), Aspen Labs(R) and Hall(R) Surgical.

     BROAD PRODUCT OFFERING IN KEY PRODUCT AREAS. The Company offers a broad product line in its key product areas. For example, the Company offers a complete set of the electrosurgical products a surgeon requires for most electrosurgery procedures, including pencils, ground pads, generators and related disposables. The Company's product offerings have enabled it to meet a wide range of customer requirements and preferences. In addition, the Company's customers are increasingly dealing with fewer vendors and demanding a broader product offering from vendors in order to reduce administrative costs.

     MARKETING AND DISTRIBUTION NETWORK. The Company's national sales force consists of approximately 170 sales representatives who seek to maintain close relationships with end-users. The Company's sales representatives are trained and educated in the applications for the products they sell and call directly on hospital departments, outpatient surgery centers and physician offices. In January 1997, CONMED realigned its 90 person sales force to provide the full range of CONMED's products to each salesperson, thereby permitting them to focus greater attention on accounts and eliminating duplicative calling efforts. Linvatec's 80 person sales force and 13 service associates will continue their focus on the Company's arthroscopic products calling on orthopedic surgeons. In addition, in connection with the Linvatec Acquisition, the Company entered into agreements with Zimmer Inc. ("Zimmer"), a subsidiary of BMS, pursuant to which Zimmer has agreed to continue to distribute certain of Linvatec's products for periods ranging from six months to three years. The Company also maintains distributor relationships domestically and in numerous countries worldwide.

     VERTICALLY-INTEGRATED MANUFACTURING. The Company manufactures most of its products. The Company's vertically integrated manufacturing process have allowed it to provide quality products, react to changes in demand and generate manufacturing efficiencies, including purchasing raw materials used in a variety of disposable products in bulk. The Company believes that its manufacturing capabilities allow it to contain costs, control quality control and maintain security of proprietary processes. The Company continually evaluates its manufacturing processes with the objective of increasing automation, streamlining production and enhancing efficiency in order to achieve cost savings.

     RESEARCH AND DEVELOPMENT CAPABILITIES. Both CONMED and Linvatec have utilized their research and development capabilities to introduce new products, product enhancements and new technologies. On a pro forma basis after giving effect to the Linvatec Acquisition, research and development expenditures were $11.3 million in 1997. Recent new product introductions include Universal Plus(R) suction and irrigation systems, TroGARD(R) Finesse(TM) trocars, the Apex(R) irrigation system, BioScrew(R) bioresorbable interference screws, autoclavable imaging cameras and MicroChoice(R) powered handpieces.

     INTEGRATING ACQUISITIONS. Since 1993, the Company has completed seven acquisitions and is in the process of integrating the recently-completed Linvatec Acquisition. These acquisitions have enabled the Company to broaden its product categories, expand its sales and distribution capabilities and increase its international presence. The Company's experienced management team has demonstrated an historical ability to identify complementary acquisitions and integrate acquired companies into the Company's operations.

BUSINESS STRATEGY

     The Company intends to implement the following business strategies:

     REALIZE MANUFACTURING AND OPERATING EFFICIENCIES. The Company expects to continue to review opportunities for consolidating product lines and streamlining production. The Company believes its vertically integrated manufacturing process should produce further opportunities to reduce overhead and increase operating efficiencies and capacity utilization.

     INCREASE INTERNATIONAL SALES. The Company believes there are significant sales opportunities for its surgical products outside the United States. The Linvatec Acquisition increased the Company's access to international markets. The Company intends to seek to expand its international presence and increase its penetration in international markets by utilizing Linvatec's relationships with foreign surgeons, hospitals and third-party payers, as well as foreign distributors. The Company also intends to utilize Linvatec's sales relationships to introduce Linvatec's customers to CONMED's products.

     PROVIDE BROAD PRODUCT OFFERING IN KEY PRODUCT AREAS. As a result of competitive pressures in the health care industry, many health care providers have aligned themselves with GPOs, which are increasingly dealing with fewer vendors and demanding a broader product offering from their vendors in order to reduce administrative costs. The Company believes that its broad product line is a positive factor in the Company's efforts to meet such demands. In addition, the Company has a corporate sales department that markets the Company's broad product offering to GPOs.

     INTRODUCE NEW PRODUCTS AND PRODUCT ENHANCEMENTS. The Company's research and development program is focused on the development of new surgical products, as well as the enhancement of existing products. In addition to its own research and development, the Company benefits from the dialogue and suggestions for product innovations from its relationships with surgeons and other users of the Company's products.

     PURSUE STRATEGIC ACQUISITIONS. The Company believes that strategic acquisitions represent a cost-effective means of broadening its product line. The Company has historically targeted companies with proven technologies, established brand names and a significant portion of sales from single-use, disposable products. Since 1993, the Company has completed seven acquisitions, expanding its product line to include surgical suction instruments, wound care products and most recently arthroscopic products and powered surgical instruments. The Credit Facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to engage in mergers and acquisitions. These covenants may prevent the Company from pursuing acquisitions, which would result in lower levels of growth for the Company in the future.

RISK FACTORS

     Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See "Item 1: Business -- Forward Looking Statements" relating to certain forward-looking statements in this Form 10-K.

     The Credit Facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to engage in mergers and acquisitions. These covenants may prevent the Company from pursuing acquisitions, which would result in lower levels of growth for the Company in the future.

   SIGNIFICANT LEVERAGE AND DEBT SERVICE

     The Company has indebtedness which is substantial in relation to its shareholders' equity, as well as interest and debt service requirements that are significant compared to its cash flow from operations. As of December 31, 1997, the Company had $365.0 million of debt outstanding, which represented 69.2% of total capitalization. In addition, on December 31, 1997, the Company had approximately $85.0 million available for borrowing under the revolving portion of the Company's principal bank credit agreement (the "Credit Facility").

     The degree to which the Company is leveraged could have important consequences to investors, including but not limited to the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions and other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and
(iii) certain of the Company's borrowings, including its borrowings under the Credit Facility, are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates.

     The Company's ability to satisfy its obligations will depend upon the Company's future operating performance, which will be affected by the Company's ability to effectively integrate acquired businesses, including Linvatec, with the Company's operations and by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. See "-- Ability to Integrate Linvatec" below. There can be no assurance that the Company's operating results will be sufficient for the Company to meet its obligations. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as forgoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be implemented on terms acceptable to the Company, if at all. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


   ABILITY TO INTEGRATE LINVATEC

     The Company's success is dependent in part upon its ability to effectively integrate Linvatec with the Company's operations. In the Linvatec Acquisition, which represents the Company's largest acquisition to date, the Company acquired products not previously manufactured or sold by the Company and substantially increased its international presence. The Company has entered into arrangements with Zimmer for distribution of the Company's small bone, large bone and specialty powered instruments in the United States. The integration and consolidation of the Linvatec Acquisition will require substantial management time and other resources and may pose risks with respect to production, sales, customer service and market share. While the Company believes that it has sufficient management and other resources to accomplish the integration of the Linvatec Acquisition, there can be no assurance in this regard or that the Company will not experience difficulties with customers, suppliers, personnel or others. In addition, there can be no assurance that the Company will be able to achieve any cost savings from the Linvatec Acquisition. Although the Company believes that the Linvatec Acquisition will enhance the competitive position and business prospects of the Company, there can be no assurance that such benefits will be realized, that the distribution arrangements with Zimmer will be sufficient and not be terminated or that the combination of CONMED and Linvatec will be more successful than both such companies would have been if they had remained independent. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" and "Item 1:
Business -- Strategy."

     As a result of the Linvatec Acquisition, the Company's international sales increased from 14% of total 1997 sales to 22% of total 1997 sales on a pro forma basis. The Company has entered into distribution and transitional agreements with respect to Linvatec's international business with affiliates of BMS, the former parent of Linvatec. See "Item 1: Business -- Marketing." The Company intends to replace such transitional services with its own operations and other distribution arrangements. There can be no assurance that the transitional services will be sufficient to maintain the Company's international business acquired in the Linvatec Acquisition, that the Company will be able to successfully replace the transitional services and distribution arrangements provided by BMS affiliates with its own services and arrangements or that the Company will be able to expand its international business during or following the transition.

   EFFECTS OF ACQUISITIONS GENERALLY

     An important element of the Company's business strategy has been to expand through acquisitions and the Company may seek to pursue acquisitions in the future. Most recently, in July 1997, the Company acquired a surgical suction instrument and tubing product line from Davol (the "Davol Acquisition") and, in December 1997, acquired Linvatec. The success of the Company is dependent in part upon its ability to effectively integrate acquired operations with the Company's operations. While the Company believes that it has sufficient management and other resources to accomplish the integration of its past and future acquisitions, there can be no assurance in this regard or that the Company will not experience difficulties with customers, suppliers, personnel or others. In addition, there can be no assurance that the Company will be able to identify and make acquisitions on acceptable terms or that the Company will be able to obtain financing for such acquisitions on acceptable terms. In addition, the financial performance of the Company is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with the integration of such businesses.

     The Credit Facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to engage in mergers and acquisitions. These covenants may prevent the Company from pursuing acquisitions, which would result in lower levels of growth for the Company in the future.

   LIMITATIONS IMPOSED BY CERTAIN INDEBTEDNESS

     The Credit Facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, the ability of CONMED and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, make investments, engage in transactions with affiliates, sell assets, engage in mergers and acquisitions and realize important elements of its business strategy. The Credit Facility also requires the Company to meet certain financial ratios and tests. These covenants may prevent the Company from integrating its acquired businesses, pursuing acquisitions, significantly limit the operating and financial flexibility of the Company and limit its ability to respond to changes in its business or competitive activities. The ability of the Company to comply with such provisions may be affected by events beyond its control. In the event of any default under the Credit Facility, the Credit Facility leaders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable. If the Company were unable to repay such borrowings, the lenders thereunder could proceed against the collateral securing the Credit Facility, which consists of substantially all of the property and assets of CONMED and its subsidiaries.


   SIGNIFICANT COMPETITION AND OTHER MARKET CONSIDERATIONS

     The market for the Company's products is highly competitive. Many of these competitors offer a range of products in areas other than those in which the Company competes, which may make such competitors more attractive to GPOs, hospitals and others. In addition, many of the Company's competitors are larger and have greater financial resources than the Company and offer a range of products broader than the Company's. Competitive pricing pressures or the introduction of new products by the Company's competitors could have an adverse effect on the Company's revenues and profitability. Some of the companies with which the Company now competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than the Company, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See "Item 1: Business -- Competition."

     Demand for and use of the Company's products may fluctuate as a result of changes in surgeon preferences, the introduction of new products or new features to existing products, the introduction of alternative surgical technology and advances in surgical procedures and discoveries or developments in the health care industry. In recent years, the health care industry has undergone significant change driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, cuts in Medicare, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. There can be no assurance that demand for the Company's products will not be adversely affected by such fluctuations and trends.

   PATENTS AND PROPRIETARY TECHNOLOGY

     Much of the technology used in the markets in which the Company competes is covered by patents. The Company has numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 1998 through 2015 and has additional patent applications pending. See "Item 1: Business -- Research and Development Activities." Although the Company does not rely solely on its patents to maintain its competitive position, the loss of the Company's patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around the Company's patents and effectively compete with the Company's products. In addition, the cost to prosecute infringements of the Company's patents or the cost to defend the Company against patent infringement actions by others could be substantial. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged by competitors or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or provide the Company with a competitive advantage.

   GOVERNMENT REGULATION OF PRODUCTS

     All of the Company's products are classified as medical devices subject to regulation by the Food and Drug Administration (the "FDA"). As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA to insure compliance with "Good Manufacturing Practices," as defined by the FDA. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Many of the Company's products are also subject to industry-set standards.

     Foreign sales are also subject to substantial government regulation. For example, the Company's European Community sales are subject to government regulations known as the "CE" mark certification. Although a majority of the Company's products have received "CE" mark certification and the Company believes its products meet all applicable requirements for "CE" mark certification, there can be no assurance that all of the Company's products will receive a "CE" mark certification prior to the date that such certification is required to continue to market such products.

     The Company is subject to product recall. The Company's product lines have experienced a number of product recalls. The Company has completed actions to close all these recalls except one which the Company is currently addressing. See "Item 1: Business -- Government Regulation." Although no recall or production matter has had a material adverse effect on the Company's financial condition, there can be no assurance to this effect in the future.

   RISKS RELATING TO INTERNATIONAL OPERATIONS

     A portion of the Company's operations are conducted outside the United States, with 22% of the Company's pro forma 1997 net sales constituting foreign sales. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, trade barriers, political risks, including political instability, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. There can be no assurance that such risks will not have a material adverse effect on the Company's business and results of operations.

   RISK OF PRODUCT LIABILITY ACTIONS

     The nature of the Company's products as medical devices and today's litigious environment in the United States should be regarded as potential risks that could significantly and adversely affect the Company's financial condition and results of operations. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover the amount or nature of any claim asserted against the Company. See "Item 3: Legal Proceedings."

   ENVIRONMENTAL MATTERS

     The Company's operations are subject to various environmental laws and regulations governing among other things, air emissions, wastewater discharges, hazardous substances and waste disposal. Certain environmental laws can impose liability for the entire cost of environmental remediation upon current or former property owners and operators without regard to fault. While the Company does not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on the Company's financial condition or results of operations. See "Item 1: Business--Legal Proceedings."

   SURGERY PRODUCTS

     The Company is a leading developer, manufacturer and supplier of a broad range of medical instruments and systems used in surgical and other medical procedures. The Company's surgery products include arthroscopic surgery devices and products, electrosurgical systems, powered surgical instruments and, to a lesser extent, surgical suction instruments and imaging products used in minimally invasive surgery. These products are sold to hospitals, outpatient surgery centers and physician offices primarily in the United States. Additionally, the Company provides repairs and services for its surgical products. On a pro forma basis after giving effect to the Linvatec Acquisition, surgical products represented 82% of 1997 sales.

  ARTHROSCOPIC SURGERY DEVICES AND PRODUCTS

     As a result of the Linvatec Acquisition, the Company offers a broad line of devices and products for use in arthroscopic surgery. On a pro forma basis after giving effect to the Linvatec Acquisition, net sales attributable to arthroscopy products represented 33% of the Company's 1997 net sales.

     Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally-invasive endoscopes and related instruments. Minimally-invasive arthroscopy procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings. Approximately 75% of all arthroscopy is performed on knee joints, although arthroscopic procedures are increasingly being done on smaller joints and shoulders.

     The Company's arthroscopy products include arthroscopes, reconstructive systems, tissue repair sets, fluid management systems, imaging products, implants and related disposable products. It is the Company's ordinary practice to transfer some of these products, such as arthroscopic resection shavers, to customers at no charge and benefits by obtaining customers' disposables business. The Company has benefited from the introduction of new products and new technologies in the arthroscopic area, such as bioresorbable screws, "push-in" suture anchors and Apex(R) resection shavers.

  ARTHROSCOPIC SURGERY DEVICES AND PRODUCTS

-------------------------------------------------------------------------------------------------------------
        PRODUCT                          DESCRIPTION                                               BRAND NAME
-------------------------------------------------------------------------------------------------------------
Resection Shavers                       Reusable shavers and disposable blades to                  Apex(R)
                                        resect and remove soft tissue and bone;
                                        used in knee, shoulder and small joint
                                        surgery, as well as endoscopic sinus
                                        surgery.
Reconstructive Systems                  Products used in knee reconstructive                       Paramax(R)
                                        surgery; includes instrumentation, screws,                 Pinn-ACL(R)
                                        pins, rasps and curettes.
Tissue Repair Sets                      Sets of instruments designed to attach                     Spectrum(R)
                                        specific torn or damaged soft tissue to                    Revo(R)
                                        bone or other tissue in the knee, shoulder                 Bio-Anchor(R)
                                        and wrist; includes guides, hooks, suture                  Inteq(R)
                                        devices and anchors.
Fluid Management                        Disposable tubing sets, disposable and                     Apex(R)
  Systems                               reusable inflow devices, pumps and                         PuddleVac(R)
                                        suction/waste management systems for use in                Quick-Flow(R)
                                        arthroscopic and general surgeries.

        PRODUCT                          DESCRIPTION                       BRAND NAME
-------------------------------------------------------------------------------------
 Imaging                 Surgical video systems for endoscopic         Apex(R)
                         procedures; includes single-chip digital      8180 Series
                         and three-chip camera consoles, heads,
                         endoscopes, light sources, monitors, VCRs
                         and printers.
 Implants                Products including bioresorbable and metal    BioScrew(R)
                         interference screws, anchors and staples      Guardsman(R)
                         for attaching tissue to bone in the knee
                         and shoulder.
 Other Instruments and   Forceps, graspers, suction punches, probes,   Shutt(R)
    Accessories          cases and other general instruments for       TractionTower(R)
                         arthroscopic procedures.

  ELECTROSURGICAL SYSTEMS

     During 1995, 1996 and 1997 and for pro forma 1997, net sales attributable to electrosurgery products represented 53%, 49%, 45% and 19%, respectively, of the Company's net sales.

     Electrosurgery is the technique of using a high-frequency electric current which, when applied to tissue through special instruments, can be used to cut tissue, coagulate, or cut and coagulate simultaneously. An electrosurgical system consists of a generator, an active electrode in the form of a pencil or other instrument which the surgeon uses to apply the current from the generator to the target tissue and a ground pad to safely return the current to the generator. Electrosurgery is routinely used in most forms of surgery, including general dermatologic, thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and other endoscopic procedures.

     The Company's electrosurgical products include electrosurgical pencils, ground pads, generators, the argon-beam coagulation system, ABC(R), and related disposable products. ABC(R) is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC(R) over traditional electrosurgical coagulation in certain clinical situations, including open-heart, liver, spleen and trauma surgery.

                                     ELECTROSURGICAL SYSTEMS
----------------------------------------------------------------------------------------------
        PRODUCT                            DESCRIPTION                          BRAND NAME
----------------------------------------------------------------------------------------------
 Pencils                 Disposable and resuseable instruments designed     Hand-trol(R)
                         to deliver high-frequency electric current to
                         cut and/or coagulate tissue.
 Ground Pads             Disposable ground pads to safely return the        Macrolyte(R)
                         current to the generator; available in adult,      Bio-gard(R)
                         pediatric and infant sizes.
 Generators              Monopolar and bipolar generators for surgical      EXCALIBUR
                         procedures performed in a physician's office or      Plus PC(R)
                         clinic setting.                                    SABRE(R)
                                                                            Hyfrecator Plus(R)
 Argon Beam Coagulation  Specialized electrosurgical generators,            ABC(R)
    Systems              disposable hand pieces and ground pads for         Beamer Plus(R)
                         non-contact cutting and coagulation of tissue.
 Accessories             Disposable products such as blades, forceps,       CONMED(R)
                         adapters and cables.                               Aspen Labs(R)

  POWERED INSTRUMENTS

     As a result of the Linvatec Acquisition, the Company offers a broad line of powered instruments. On a pro forma basis after giving effect to the Linvatec Acquisition, net sales attributable to powered instruments represented 25% of the Company's 1997 net sales.

     Powered instruments are used to perform orthopedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming and are driven by electric, battery or pneumatic power. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reuse items (e.g., burs, saw blades, drills and reamers). Powered instruments are generally categorized as either small bone, large bone or specialty powered instruments.

     The Company's line of powered instruments are sold principally under the Hall(R) Surgical brand name, for use in orthopedic, oral/maxillofacial, podiatric, plastic and to a limited extent, neurological and thoracic surgeries. Large bone powered instruments and specialty powered instruments are sold primarily to hospitals while small bone powered instruments are sold to hospitals, outpatient facilities and physician offices. Linvatec has devoted substantial resources to developing a new technology base for small bone instruments that can be easily adapted and modified for new procedures. In 1996, Linvatec introduced its first product line using this new technology, MicroChoice(R).

----------------------------------------------------------------------------------------------
                                     POWERED INSTRUMENTS
----------------------------------------------------------------------------------------------
        PRODUCT                             DESCRIPTION                         BRAND NAME
----------------------------------------------------------------------------------------------
 Small Bone               Powered saws, drills and related disposable       Hall(R) Surgical
                          accessories for small bone and joint surgical     MicroChoice(R)
                          procedures.                                       Surgairtome(R)
 Large Bone               Powered saws, drills and related disposable       Hall(R) Surgical
                          accessories for use primarily in total knee and   VersiPower(R)
                          hip joint replacements and trauma surgical        Series 4(R)
                          procedures.
 Specialty                Procedure-specific powered saws, drills and       UltraPower(R)
                          related disposable accessories for use in         Hall Osteon(R)
                          oral/maxillofacial, otolaryngology and thoracic   Orthairtome(R)
                          procedures.
 Other Powered            Powered sternum saw handpieces and disposable     Hall(R) Surgical
   Instruments            saw blades for use by cardiothoracic surgeons     UltraPower(R)
                          during open-heart procedures.                     Micro 100
----------------------------------------------------------------------------------------------

  OTHER GENERAL SURGICAL PRODUCTS

     The Company's other general surgical products include a variety of products used in surgical settings. On a pro forma basis after giving effect to the Linvatec Acquisition, other general surgical products represented 5% of the Company's 1997 net sales.

----------------------------------------------------------------------------------------------
                               OTHER GENERAL SURGICAL PRODUCTS
----------------------------------------------------------------------------------------------
        PRODUCT                             DESCRIPTION                         BRAND NAME
----------------------------------------------------------------------------------------------
 Laparoscopic             Specialized trocars, suction/irrigation           UNIVERSAL Plus(R)
   Instruments            electrosurgical instrument systems for use in     TroGard(R)
                          laparoscopic surgery; includes disposable         TroGard
                          handles, valve/control assemblies with            Finesse(TM)
                          disposable accessories and monopolar and
                          bipolar scissors, graspers and loops.
 Surgical Suction         Disposable surgical suction instruments and       CONMED(R)
   Instruments and        connecting tubing, including Yankauer, Poole,
   Tubing                 Frazier and Sigmoidoscopic instrumentation, for
                          use by physicians in the majority of open
                          surgical procedures.
----------------------------------------------------------------------------------------------

PATIENT CARE PRODUCTS

     During 1995, 1996 and 1997 and for pro forma 1997, net sales attributable to patient care products represented 44%, 48%, 43% and 18%, respectively, of the Company's net sales.

     The Company manufactures a variety of patient care products for use in monitoring cardiac rhythms, wound care management and IV therapy. These products include ECG electrodes and cables, wound dressings and catheter stabilization dressings. These products are sold to hospitals, outpatient surgery centers and physician offices primarily in the United States. The majority of the Company's sales in this category are derived from the sale of ECG electrodes. Although wound management and intravenous therapy product sales are comparatively small, the application of these products in the operating room complements the Company's surgery business.

----------------------------------------------------------------------------------------------
                                      PATIENT CARE PRODUCTS
----------------------------------------------------------------------------------------------
        PRODUCT                            DESCRIPTION                          BRAND NAME
----------------------------------------------------------------------------------------------
  ECG Monitoring         Line of disposable electrodes, monitoring          CONMED(R)
                         cables, lead wire products and accessories         Ultratrace(R)
                         designed to transmit ECG signals from the heart
                         to an ECG monitor or recorder.
  Wound Care             Disposable transparent wound dressings             ClearSite(R)
                         comprising proprietary hydrogel; able to absorb    Hydrogauze(R)
                         2 1/2 times its weight in wound exudate;
                         manufactured for CURAD.
  Intravenous Therapy    Disposable IV drip rate gravity controller and     VENI-GARD(R)
                         disposable catheter stabilization dressing         MasterFlow(R)
                         designed to hold and secure an IV needle or        Stat 2(R)
                         catheter for use in IV therapy.
----------------------------------------------------------------------------------------------

MARKETING

     CONMED markets its products domestically through a direct sales and marketing force of approximately 90 persons. Linvatec markets its arthroscopy products domestically principally through a direct sales force of approximately 80 sales representatives and 13 service associates. Both the CONMED and Linvatec sales forces will continue to be separately maintained by the Company. Linvatec historically marketed its powered instruments domestically through Zimmer, a subsidiary of BMS specializing in orthopedic implant products. In connection with the Linvatec Acquisition, Zimmer agreed to continue distribution of the Company's large bone powered instruments in the United States for three years. Additionally, Zimmer has agreed to distribute all brands of the Company's small bone and specialty powered instruments in the United States for up to one year while the Company establishes a domestic sales force to sell these particular products to physicians and hospitals.

     Prior to January 1, 1997, CONMED's domestic sales force was principally structured into two groups, Electrosurgical Systems and Patient Care, with each group responsible for selling only the products in its category. While this structure had been effective in maintaining business associated with recent acquisitions, it was not efficient as CONMED had multiple sales people calling on individual customers. Accordingly, effective January 1, 1997, the two groups were combined into one sales force where each territory manager now markets both product lines. The Company believes that this new structure permits greater attention to accounts and facilitates focused selling of CONMED's products.

     CONMED has located its salespeople in key metropolitan areas. They are supervised and supported by district managers and regional managers. Home office sales and marketing management provide the overall direction for the sales of the Company's products. Each CONMED sales person is compensated with a combination of salary and commission. For hospital inventory management purposes, at the hospitals' request, some products are sold to hospitals through distributors. The sales force is required to work closely with distributors where applicable and to maintain close relationships with end-users. Domestically, CONMED's products are sold through local, regional and national hospital distributors and directly to hospitals.

     Each Linvatec sales representative has a defined geographic territory and is compensated on a commission basis. This direct sales force covers virtually every state in the United States. Linvatec's global marketing effort is managed from Largo, Florida, where a product management team provides strategic product direction. Additional marketing support functions such as new business planning, market development and other marketing services are also based in Largo.

     Internationally, CONMED's products have historically been sold primarily through distributors in over 60 countries. Linvatec historically distributed both arthroscopy and powered instruments products, depending on the country, either directly through Zimmer or through distributors affiliated with Zimmer. In connection with the Linvatec Acquisition, Zimmer has agreed to continue to distribute Linvatec's arthroscopic and powered instrument products in Japan and certain Eastern European countries for up to three years. Zimmer will also continue to distribute Linvatec's large bone powered instruments in eight countries where it has an established direct sales force. Zimmer has also agreed to direct the distribution of the Linvatec product line for up to six months in all other areas of the world while the Company transitions to its own distribution methodology. In general, the Company plans to contract with the same independent country distributors who now sell the Linvatec line on Zimmer's behalf, although in certain countries, such as the United Kingdom, Germany, Italy, Canada, Korea and Australia, the Company may establish its own direct sales force.

     The Company focuses on keeping its salespeople highly trained and educated in the applications for its products. CONMED's salespeople call on hospitals, outpatient surgery centers and physician offices. Linvatec's salespeople call on orthopedic surgeons and hospital surgery departments. The Company also has a corporate sales department that is responsible for interacting with GPOs. The Company believes that it has contracts with most such organizations and that the lack of any individual group purchasing contract will not adversely impact the Company's competitiveness in the marketplace. The sale of the Company's products are accompanied by initial and ongoing in-service training of the end user. The Company requires that its sales force possess the ability to train doctors and nursing staff on the techniques needed to take full advantage of the Company's products. The field sales force is trained in the technical aspects of the Company's products and their uses, and provides hospital personnel and surgeons with information relating to the technical features and benefits of the Company's products.

RESEARCH AND DEVELOPMENT ACTIVITIES

     During the three years, 1995, 1996 and 1997 and for pro forma 1997, the Company spent approximately $2.8 million, $3.0 million, $3.0 million and $11.3 million, respectively, for research and development. The Company's research and development department consists of approximately 94 employees, including 59 employees as a result of the recent Linvatec Acquisition.

     The Company's research and development programs focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs. The Company is continually seeking to develop new technologies to improve durability, performance and usability of existing products. In addition to its own research and development, the Company receives new product and technology disclosures, especially in procedure-specific areas, from surgeons, inventors and operating room personnel. For disclosures that the Company deems promising from a clinical and commercial perspective, the Company seeks to obtain rights to these ideas by negotiating agreements, which typically compensate the originator of the idea through royalty payments based on a percentage of net sales of licensed products.

     The Company has rights to numerous U.S. patents and corresponding foreign patents, covering a wide range of its products. The Company owns a majority of these patents and has licensed rights to the remainder, both on an exclusive and non-exclusive basis. In addition, certain Linvatec patents are currently licensed to third parties on a non-exclusive basis. Due to technological advancements, the Company does not rely on its patents to maintain its competitive position, and believes that development of new products and improvement of existing ones is and will continue to be more important than patent protection in maintaining its competitive position.

COMPETITION

     The markets for the Company's surgical systems products and patient care products are highly competitive, and many of the Company's competitors are substantially larger and stronger financially than the Company. However, the Company does not believe that any one competitor competes with the Company across all its product lines. Major competitors of the Company include Valleylab (a subsidiary of United States Surgical Corporation), Minnesota Mining and Manufacturing Company, Smith & Nephew plc and Stryker Corporation.

     The Company believes that product design, development and improvement, customer acceptance, marketing strategy, customer service and price are critical elements to compete in its industry. Other alternatives, such as medical procedures or pharmaceuticals, could at some point prove to be interchangeable alternatives to the Company's products.

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

     The Company has a quality control/regulatory compliance group of 34 employees that is tasked with assuring that all of the Company's products comply with design specifications and relevant government regulations. The Company and substantially all of its products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, and the Safe Medical Device Act of 1990, as amended in 1992.

     The Company markets its products in a number of foreign markets. Requirements pertaining to its products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. The Company's European Community sales are subject to government regulations known as the "CE" mark certification. The Company's electronic devices (electrosurgical generators, Hyfrecators(R) and ABC(R) units) have received a "CE" mark certification. Although a majority of the Company's products have received "CE" mark certification and the Company believes its products meet all applicable requirements for "CE" mark certification, there can be no assurances that all of the Company's products will receive a "CE" mark certification prior to the date that such certification is required to continue to market such products. The Company believes that its products currently meet applicable standards for the countries in which they are marketed.

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

     The Company is subject to product recall. In March 1993, the Company voluntarily recalled certain lots of its TechSwitch(R) electrosurgical pencils due to a production matter which caused a small percentage of the pencils in the affected lots to function in an inconsistent manner. Since 1990, the Linvatec(R) and Hall(R) Surgical product lines have experienced 14 and 5 product recalls, respectively. Corrective actions were taken to address the causes of the recalls, and the Company has completed actions to close all these recalls except one which the Company is currently addressing. No recall or production matter has had a material effect on the Company's financial condition.

     Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations could have an adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

     As of December 31, 1997, the Company had 2,161 full-time employees, of whom 1,462 were in manufacturing, 94 were in research and development, and the balance were in sales, marketing, executive and administrative positions. These employees include 876 employees who joined the Company on December 31, 1997 as a result of the Linvatec Acquisition. None of the Company's employees are represented by a union, and the Company considers its employee relations to be excellent. The Company has never experienced any strikes or work stoppages.

Item 2.   Properties

FACILITIES

     The Company manufactures most of its products. Substantially all of the Company's property and assets are pledged as collateral under the Credit Facility. The following table provides information regarding the Company's facilities. The Company believes its facilities are adequate in terms of space and suitability for its needs over the next several years. The Company is currently in the process of moving one of its manufacturing operations from a leased facility in Lawrence, Kansas to a Company-owned facility in Utica, New York. The leased facility in Lawrence is approximately 100,000 square feet, and the lease may be terminated by the Company without cause upon 60 days' notice to the lessor.

                                                                      LEASE
          LOCATION               SQUARE FEET     OWN OR LEASE       EXPIRATION
-----------------------------    -----------     ------------     --------------
Utica, NY (three facilities)       650,000          Own                 --
Largo, FL                          213,000         Lease               2009
Rome, NY                           120,000          Own                 --
Englewood, CO                       65,000          Own                 --
San Dimas, CA                       32,000         Lease               2002
Juarez, Mexico                      25,000         Lease            June 1998
Santa Barbara, CA                   18,000         Lease          December 1998
El Paso, TX                         29,000         Lease               1999

MANUFACTURING

     The Company manufactures most of its products. The Company believes its vertically integrated manufacturing process allows it to provide quality products and generate manufacturing efficiencies, including by purchasing raw materials for its disposable products in bulk. The Company also believes that its manufacturing capabilities allow it to contain costs, control quality and maintain security of proprietary processes. The Company uses various manual and automated equipment for fabrication and assembly of its products and is continuing to further automate its facilities.

     The Company believes its production and inventory practices are generally reflective of conditions in the industry. The Company's products are not generally made to order or to individual customer specifications. Accordingly, the Company schedules production and stocks inventory on the basis of experience and its knowledge of customer order patterns, and its judgment as to anticipated demand. Since customer orders must generally be filled promptly for immediate shipment, backlog of unfilled orders is not significant to an understanding of the Company's business.

Item 3.   Legal Proceedings


     From time to time the Company is a defendant in certain lawsuits alleging product liability or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. The Company does not expect that the resolution of any pending claims will have a material adverse effect on the Company's financial condition or results of operations.

     Manufacturers of medical products may face exposure to significant product liability claims. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business or results of operations. The Company currently maintains commercial product liability insurance of $25,000,000 per incident and $25,000,000 in the aggregate annually, which the Company, based on its experience, believes is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available in the future at a reasonable cost to the Company.

     The Company's operations are subject to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party's activities. The Company has contributed to investigation and remediation costs at certain sites, including a facility formerly operated by Birtcher and located in an area of regional groundwater contamination which has been designated as the San Gabriel Valley Superfund Site. See Note 6 to the Company's Financial Statements.

     While the Company does not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

               No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                    PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

The Company's Common Stock, par value $.01 per share, is traded on the Nasdaq National Market System (symbol - CNMD). At January 28, 1998, there were 1,471 registered holders of the Company's Common Stock and, in addition the Company has been notified that, on such date, there were approximately 7,700 accounts held in "street name", excluding Prudential accounts.

The following table shows the high-low last sales prices for the years ended December 31, 1996 and 1997, as reported by the Nasdaq National Market System.

                                                     1996
                                  ------------------------------------------
Period                                      High               Low
                                  ------------------------------------------
First Quarter                              $25.63            $20.50
Second Quarter                              34.00             24.50
Third Quarter                               25.25             13.50
Fourth Quarter                              20.88             16.00


                                                     1997
                                  ------------------------------------------
Period                                      High               Low
                                  ------------------------------------------
First Quarter                               21.63             14.38
Second Quarter                              19.25             12.25
Third Quarter                               21.50             16.38
Fourth Quarter                              29.75             18.50

The Company did not pay cash dividends on its Common Stock during 1996 and 1997. The Credit Facility prohibits the payment of cash dividends on the Company's Common Stock. The Company's Board of Directors presently intends to retain future earnings to finance the development of the Company's business.

Item 6.   Selected Financial Data

FIVE - YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                                                    YEARS ENDED DECEMBER
                                                ------------------------------------------------------------
                                                  1993         1994         1995         1996         1997
                                                --------     --------     --------     --------     --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA(1):
  Net sales...................................  $ 53,641     $ 71,064     $ 99,558     $125,630     $138,270
  Cost of sales...............................    30,218       38,799       52,402       65,393       74,220
  Selling and administrative expense..........    17,402       20,979       25,570       31,620       35,299
  Research and development expense............     2,222        2,352        2,832        2,953        3,037
  Unusual items(2)............................     5,700           --           --           --       37,242
                                                --------     --------     --------     --------     --------
  Income (loss) from operations...............    (1,901)       8,934       18,754       25,664      (11,528)
  Interest income (expense), net..............      (214)        (628)      (1,991)        (217)         823
                                                --------     --------     --------     --------     --------
  Income (loss) before income taxes...........    (2,115)       8,306       16,763       25,447      (10,705)
  Provision (benefit) for income taxes........      (719)       2,890        5,900        9,161       (3,640)
                                                --------     --------     --------     --------     --------
  Net income (loss)...........................  $ (1,396)    $  5,416     $ 10,863     $ 16,286     $ (7,065)
                                                ========     ========     ========     ========     ========
EARNINGS (LOSS) PER SHARE(3):
  Basic.......................................  $  (0.16)    $   0.60     $   1.03     $   1.16     $  (0.47)
                                                ========     ========     ========     ========     ========
  Diluted.....................................  $  (0.16)    $   0.56     $   0.94     $   1.12     $  (0.47)
                                                ========     ========     ========     ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
  IN CALCULATING(3):
  Basic earnings (loss) per share.............     8,987        9,032       10,517       14,045       14,997
                                                ========     ========     ========     ========     ========
  Diluted earnings (loss) per share...........     8,987        9,624       11,613       14,496       14,997
                                                ========     ========     ========     ========     ========
OTHER FINANCIAL DATA:
  Depreciation and amortization...............  $  3,262     $  3,878     $  5,015     $  6,410     $  6,954
  EBITDA(4)...................................     7,061       12,812       23,769       32,074       32,668
  Capital expenditures........................     1,506        2,190        5,195        4,946        8,178
  Ratio of earnings to fixed charges(5).......      --(5)      11.73x        8.84x       79.41x         --(5)

                                                                          DECEMBER
                                                ------------------------------------------------------------
                                                  1993         1994         1995         1996         1997
                                                --------     --------     --------     --------     --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA(6):
  Cash and cash equivalents...................  $  1,978     $  3,615     $  1,539     $ 20,173     $ 13,452
  Total assets................................    57,338       62,104      119,403      170,083      561,637
  Long-term debt (including current
     portion).................................    11,905        9,375       32,340           --      365,000
  Total shareholders' equity..................    37,490       43,061       75,002      158,635      162,736

---------------
(1) Includes, based on the purchase method of accounting, the results of (i) CONMED Andover Medical, Inc., the subsidiary formed as a result of the acquisition of the business and certain assets of Medtronic Andover Medical, Inc., from July 1993; (ii) an ECG product line from Becton Dickinson Vascular Access, Inc. from November 1994; (iii) Birtcher Medical Systems, Inc. ("Birtcher") from March 1995; (iv) the IV controller product line acquired from Master Medical Corporation ("Master Medical") from May 1995;
    (v) NDM, Inc. ("NDM"), the subsidiary formed as a result of the product lines acquired from New Dimensions in Medicine, Inc., from February 1996; and (vi) the surgical suction product line acquired from the Davol subsidiary ("Davol") of C.R. Bard, Inc., from July 1997, in each such case from the date of acquisition.

(2) Includes for 1993 a litigation charge of $5.0 million relating to a patent infringement case involving the Company's line of coated electrosurgical accessory blades and a product restructure charge of $0.7 million for the write-off of obsolete inventory. Includes for 1997 a $34.0 million non-cash acquisition charge for the writedown of all of the in-process research and development products (comprised of products in the development stage) acquired in the Linvatec Acquisition, $0.9 million of deferred financing fees resulting from refinancing the Company's loan agreements in connection with the Linvatec Acquisition, and $2.3 million for the closing of the Company's Dayton, Ohio manufacturing facility.

(3) All share and per share amounts have been adjusted to give effect to the Company's three-for-two stock splits in the form of stock dividends paid on December 27, 1994 and November 30, 1995.

(4) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, unusual items and inventory adjustments pursuant to purchase accounting. EBITDA is included herein because certain investors consider it to be a useful measure of a company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined in generally accepted accounting principles, and should not be considered in isolation or as a substitute for net income or cash flow from operations or as a measure of profitability or liquidity.

(5) The ratio of earnings to fixed charges is calculated by dividing fixed charges into income from operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest expense, amortization of debt issuance cost and the estimated interest component of rent expense. In 1993 and 1997, the Company had a deficiency of earnings to cover fixed charges of $1,755,000 and $11,381,000, respectively.

(6) Linvatec is included in the Historical Balance Sheet Data as of December 31, 1997, its date of acquisition, after a one-time non-cash acquisition charge of $34.0 million.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion should be read in conjunction with Selected Historical Financial Information (Item 6) and the consolidated financial statements of CONMED and Linvatec, which are included elsewhere or incorporated by reference in this Form 10-K.

GENERAL

     The Company is a leading developer, manufacturer and supplier of a broad range of medical instruments and systems used in surgical and other medical procedures. The Company's net sales have increased approximately 158% from $53.6 million in 1993 to $138.3 million in 1997 primarily as a result of the Company's acquisitions of the businesses and product lines described below.

     In July 1993, the Company acquired the business and certain assets of Medtronic Andover Medical, Inc., a manufacturer of ECG monitoring and diagnostic electrodes and ECG cables and lead wires, for a cash purchase price of approximately $21.8 million plus the assumption of approximately $1.2 million of liabilities. In November 1994, the Company purchased the assets associated with a product line involving the manufacture and sale of disposable ECG electrodes from Becton Dickinson Vascular Access, Inc. for approximately $2.0 million. These acquisitions expanded the ECG product offering of the Company and have given the Company the additional market share necessary to become a leading supplier of ECG disposables to the domestic ECG disposables industry.

     In March 1995, the Company acquired Birtcher for approximately 1.6 million shares of the Company's common stock in a transaction valued at approximately $21.2 million. With the Birtcher acquisition, the Company added the argon beam coagulation technology to its existing lines of electrosurgical products and strengthened the Company's position as a leading supplier of electrosurgical systems to the medical industry.

     In May 1995, the Company acquired the business and certain assets and liabilities of Master Medical for a cash purchase price of approximately $9.5 million plus the assumption of net liabilities totaling approximately $0.5 million. The Master Medical acquisition added a line of single-use IV fluid drip rate gravity controllers to the Company's product line.

     In February 1996, the Company acquired substantially all the business and certain assets of NDM for a cash purchase price of approximately $31.6 million plus the assumption of net liabilities of approximately $3.3 million. Through the NDM acquisition, the Company acquired the business of NDM relating to the design, manufacture and marketing of a broad line of ECG electrode products, disposable electrosurgical products and a broad line of various Hydrogel wound care products.

     On July 1, 1997, the Company completed the acquisition of a surgical suction instrument and tubing product line from Davol for a cash purchase price of $24.0 million. This acquisition is being accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

     On December 31, 1997, the Company acquired Linvatec and other related assets from BMS for a cash purchase price of $370.0 million plus the issuance of a warrant to purchase 1.0 million shares of the Company's common stock plus the assumption of net liabilities of approximately $16.6 million. The Linvatec Acquisition is being accounted for using the purchase method of accounting. Accordingly, the results of operations of Linvatec are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the Linvatec Acquisition is being amortized on a straight-line basis over a 40-year period. Linvatec is a leading supplier of minimally-invasive surgical products for arthroscopic surgery, as well as a leader in the powered surgical instrument market.

     The allocations of the purchase price for the Davol Acquisition and the Linvatec Acquisition are based on management's preliminary estimates; it is possible that re-allocations will be required as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's results of operations or financial position.

     The Company has identified measures required to enable its systems to be Year 2000 compliant. The cost of such measures is not expected to be significant.

     From time to time, the Company explores acquisition opportunities and conducts discussions and negotiations regarding acquisition proposals. There are no current acquisition proposals pending and there can be no assurance that any future acquisitions will result from discussions and negotiations. The Credit Facility significantly limits the ability of the Company to pursue acquisitions that have not been approved by the lenders thereunder. See "Risk Factors -- Limitation Imposed by Certain Indebtedness."

CONMED

  RESULTS OF OPERATIONS

     The following table presents, as a percent of net sales, certain categories included in CONMED's consolidated statements of income for the periods indicated:

                                                                        YEARS ENDED DECEMBER
                                                                      -------------------------
                                                                      1995      1996      1997
                                                                      -----     -----     -----
Net sales...........................................................  100.0%    100.0%    100.0%
Cost of sales.......................................................   52.6      52.1      53.7
                                                                      -----     -----     -----
Gross profit........................................................   47.4      47.9      46.3
Selling and administrative expense..................................   25.7      25.2      25.5
Research and development expense....................................    2.9       2.3       2.2
Unusual items.......................................................     --        --      26.9
                                                                      -----     -----     -----
Income (loss) from operations.......................................   18.8      20.4      (8.3)
Interest income (expense), net......................................   (2.0)     (0.2)      0.6
                                                                      -----     -----     -----
Income (loss) before income taxes...................................   16.8      20.2      (7.7)
Provision (benefit) for income taxes................................    5.9       7.3      (2.6)
                                                                      -----     -----     -----
Net income (loss)...................................................   10.9%     12.9%     (5.1)%
                                                                      =====     =====     =====

     YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Sales for 1997 were $138.3 million, an increase of $12.7 million, or 10.1%, compared to sales of $125.6 million in 1996. The increase was primarily a result of the Davol product line acquisition effective July 1, 1997, and the NDM acquisition that was reflected in 1996 results only from February 23, 1996, the date of acquisition. Offsetting the incremental sales volume associated with the acquisitions was the effect of realignment of CONMED's domestic sales force effective January 1, 1997, the effect of discontinuing certain end of quarter dealer incentives and lower pricing relative to ECG electrode sales.

     Prior to 1997, CONMED maintained separate sales forces, each of which sold only a portion of CONMED's product offerings. With the January 1, 1997 realignment, each of CONMED's territory managers became responsible for selling its entire product line. While management believes that this change has enhanced CONMED's sales efforts, management believes that sales for the first six months of 1997 were negatively impacted by this change due to training and transition issues. Additionally, during the second quarter of 1997, CONMED announced that it would immediately discontinue certain end of quarter dealer incentives that had previously been offered. Management believes that the termination of such dealer incentives had a negative effect on CONMED's sales in 1997 by as much as $2.0 million.

     Cost of sales increased to $74.2 million in 1997, an increase of $8.8 million, or 13.5%, compared to cost of sales of $65.4 million in 1996. CONMED's gross margin percentage was 46.3% in 1997 as compared to 47.9% in 1996. Factors adversely impacting the gross margin percentage in 1997 include the Davol product line, which currently has a lower gross margin percentage than CONMED's overall gross margin percentage, and the effects of lower pricing on ECG electrodes.

     Selling and administrative expenses increased to $35.3 million in 1997, an increase of $3.7 million, or 11.6%, compared to selling and administrative expenses of $31.6 million in 1996. As a percent of sales, selling and administrative expenses increased to 25.5% in 1997 from 25.2% in 1996. Selling and administrative expenses for the first two quarters of 1997 averaged 28.1% of net sales and were adversely impacted by incremental costs associated with CONMED's realignment of its domestic sales force which was completed in the second quarter of 1997. Selling and administrative expense for the last two quarters of 1997 declined to an average of 24.4% of net sales reflecting the completion of the sales force realignment and economies of scale resulting from the Davol product line acquisition effective July 1, 1997.

     Research and development expense was $3.0 million in each of 1997 and 1996. CONMED continues to conduct research and development activities in all of its product lines, with a particular emphasis on products for minimally invasive surgery.

     In 1997, CONMED recorded $37.2 million of unusual items, including a $34.0 million non-cash acquisition charge for the write-down of all of the in-process research and development products (comprised of products in the development stage) acquired in the Linvatec Acquisition, $0.9 million of deferred financing fees resulting from the refinancing of the Company's loan agreements in connection with the Linvatec Acquisition and a $2.3 million charge for the closing of CONMED's Dayton, Ohio manufacturing facility.

     In 1997, CONMED had net interest income of $0.8 million, compared to net interest expense of $0.2 million in 1996. CONMED repaid all then-outstanding balances under a predecessor credit agreement in 1996 following the completion of CONMED's offering of 2,998,000 shares of common stock. No further borrowings were made under any CONMED credit facilities until December 31, 1997, when $365.0 million was borrowed under the Credit Facility in connection with the Linvatec Acquisition.

     As a result of the unusual items, CONMED recognized an income tax benefit of $3.6 million in 1997. CONMED's effective tax rate for 1996 was 36.0%

     YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 29, 1995

     Sales for 1996 were $125.6 million, an increase of 26.2% compared to sales of $99.6 million in 1995. The increase was primarily a result of incremental sales volume associated with the NDM acquisition, which became effective February 23, 1996, and the Birtcher and Master Medical acquisitions that were reflected in 1995 results only from March 14, 1995 and May 19, 1995, their respective dates of acquisition.

     Cost of sales increased to $65.4 million in 1996 as compared to $52.4 million in 1995. CONMED's gross margin percentage was 47.9% in 1996 as compared to 47.4% in 1995. The effects of the Birtcher and Master Medical acquisitions had a significant positive impact on the overall corporate gross margin percentage, which improved to an average of 47.8% for the last three quarters of 1995. During 1996, the NDM acquisition resulted in further manufacturing efficiencies. However, partially offsetting these gains in gross margin percentage were the effects of lower pricing on ECG electrodes and the effects of the inclusion of the NDM product line which generally have lower gross margin percentages than CONMED's overall gross margin percentage.

     Selling and administrative expenses increased to $31.6 million in 1996 as compared to $25.6 million in 1995. As a percentage of sales, however, selling and administrative expense decreased from 25.7% in 1995 to 25.2% in 1996 due to economies of scale resulting from the completed acquisitions.

     Research and development expense was $3.0 million in 1996 as compared to $2.8 million in 1995.

     Net interest expense was $0.2 million in 1996 as compared to $2.0 million in 1995. In connection with the 1995 acquisitions of Birtcher and Master Medical, CONMED borrowed approximately $23.0 million bringing aggregate 1995 borrowing outstanding under its credit agreement to $32.3 million. While an additional $32.7 million was borrowed in connection with the February 1996 acquisition of NDM, all then-existing indebtedness of CONMED under its credit agreement was repaid in March 1996 following CONMED's offering of 2,998,000 shares of common stock.

     CONMED's effective tax rate for 1996 was 36.0% as compared to 35.2% in 1995.

LINVATEC

     YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Net sales for 1997 were $228.4 million, an increase of $9.5 million, or 4.3%, compared to net sales of $218.9 million in 1996. This increase relates primarily to increased sales of arthroscopic imaging products both domestically and internationally, and increased sales of Linvatec's other arthroscopic products in its overseas markets. Offsetting the above volume increases were slight price declines related primarily to Linvatec's disposable products.

     Cost of goods sold was $89.1 million in 1997, an increase of $6.1 million, or 7.4%, compared to cost of goods sold of $83.0 million in 1996. Linvatec's gross margin percentage was 61.0% in 1997 as compared to 62.1% in 1996. The decrease in gross margin percentage from 1996 to 1997 was caused primarily by the effects of unfavorable foreign exchange and price declines on Linvatec's disposable products.

     Selling and administrative expenses were $92.0 million in 1997, an increase of $7.3 million, or 8.7%, compared to selling and administrative expenses of $84.7 million in 1996. As a percentage of net sales, 1997 selling and administrative expenses were 40.3% as compared to 38.7% in 1996. This increase relates primarily to incremental expense associated with Linvatec's worldwide marketing efforts.

     Research and development expense was $9.2 million in 1997, as compared with research and development expense of $8.3 million in 1996, a $0.9 million, or 10.8% increase. In 1997, research and development expense increased primarily as a result of an acquisition in August 1996.

     In 1996 and 1997, Linvatec was accounted for as a division of Zimmer. Linvatec's Statement of Net Sales and Direct Operating Expenses does not include interest expense or income tax provision in either period.

     YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Net sales for 1996 were $218.9 million, an increase of $0.2 million compared to sales of $218.7 million in 1995. Primary factors impacting this sales increase included favorable international sales growth offset partially by price declines on Linvatec's powered instrument product line.

     Cost of goods sold was $83.0 million in 1996, an increase of $1.4 million, or 1.7%, compared to cost of goods sold of $81.6 million in 1995. Linvatec's gross margin percentage was 62.1% in 1996 as compared to 62.7% in 1995. The decline in gross margin percentage was due to price declines on Linvatec's powered instrument product line and the impact of foreign exchange.

     Selling and administrative expenses were $84.7 million in 1996, an increase of $6.0 million, or 7.6%, compared to selling and administrative expenses of $78.7 million in 1995. As a percentage of net sales, 1996 selling and administrative expenses were 38.7% in 1996 as compared to 36.0% in 1995. The increase related primarily to increased marketing efforts, including the expansion of physician consulting arrangements.

     Research and development expense was $8.3 million in 1996, as compared with research and development expense of $8.0 million in 1995, a $0.3 million, or 3.8% increase. In 1996, research and development expense increased primarily as a result of an acquisition in August 1996.

     In 1995 and 1996, Linvatec was accounted for as a division of Zimmer. Linvatec's Statement of Net Sales and Direct Operating Expenses does not include interest expense or income tax provision in either period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity are cash flows from operations and borrowings under its $100 million revolving portion of the Credit Facility, of which $85 million was available for borrowing on December 31, 1997.

     The Company's cash flow from operations for the years 1995, 1996 and 1997 was $5.1 million, $25.9 million and $31.8 million, respectively. Working capital amounted to $91.3 million at December 31, 1997.

     At December 31, 1997, the Company had $85 million available under the revolving portion of the Credit Facility. The revolving portion of the Credit Facility expires on December 30, 2002.

     On December 31, 1997, the Company borrowed the $350 million in term loans available under the Credit Facility. Of the term loans, $210 million will be repayable over a five-year period, commencing March 31, 1998 and $140 million will be repayable over a seven-year period, commencing March 31, 1998. The Credit Facility is collateralized by all the Company's personal property. The Credit Facility contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of indebtedness and certain other activities, including acquisitions and dispositions. The Company is also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales and also from any excess cash flow, as defined. One of the covenants under the Credit Facility requires the Company to complete by June 30, 1998 a senior subordinated note offering that will generate at least $125 million of gross proceeds. Such proceeds are required to be applied to reduce amounts outstanding under the term loans under the Credit Facility. Any repayments of amounts due under the term loans permanently reduce the term loans under the Credit Facility.

     The Credit Facility (including the term loans and the revolving credit facility) is guaranteed (the "Subsidiary Guarantees") on a secured basis by all of the Company's subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations under the Credit Facility on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company. Under the Credit Facility, the Company's subsidiaries are subject to the same covenants and restrictions that apply to the Company (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to the Company or another Subsidiary Guarantor) and all of the subsidiaries' personal property is pledged as collateral to secure the Credit Facility.

     Prior to the credit agreement outlined above, the Company's credit facility consisted of a $60.0 million secured revolving line of credit which was to expire in March 2001. There were no borrowings against this facility at December 31, 1996.

     The Company's cash flow used in investing activities for the years 1995, 1996 and 1997 was $14.7 million, $36.6 million and $403.5 million, respectively. Acquisitions of businesses and product lines totalled $9.5 million in 1995, $31.7 million in 1996 and $395.3 million in 1997, with the balance of investing activities in each year attributed to purchases of property, plant and equipment.

     The Company believes that its sources of liquidity set forth above will be sufficient to fund its working capital requirements, capital expenditures and required debt service for the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.   Financial Statements and Supplementary Data

               The Company's 1997 Financial Statements, together with the report thereon of Price Waterhouse LLP dated February 10, 1998, are included elsewhere herein. The Financial Statements of the Linvatec Business Unit, together with the report thereon of Price Waterhouse LLP dated January 23, 1998, are incorporated by reference herein from the Company's Current Report on Form 8-K/A filed on February 17, 1998. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

               The Company and Price Waterhouse LLP have had no disagreements which would be required to be reported under this Item 9.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

               Information with respect to the Directors and Executive Officers of the Company is incorporated herein by reference to the sections captioned "Proposal One: Election of Directors" and "Directors and Executive Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 3, 1998 for the annual meeting of shareholders to be held on May 19, 1998.

Item 11.  Executive Compensation

               Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive Officers", "Stock Option Plans", and "Pension Plans" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 3, 1998 for the annual meeting of shareholders to be held on May 19, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 3, 1998 for the annual meeting of shareholders to be held on May 19, 1998.

Item 13.  Certain Relationships and Related Transactions

               Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 3, 1998 for the annual meeting of shareholders to be held on May 19, 1998.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements:

     (a)(1)    List of Financial Statements

                 CONMED Corporation

                    Report of Independent Accountants

                    Consolidated Balance Sheets at December 1996 and 1997

                    Consolidated Statements of Income for the Years Ended December 1995, 1996 and 1997

                    Consolidated Statements of Shareholders' Equity for the Years Ended December 1995, 1996 and 1997

                    Consolidated Statements of Cash Flows for the Years Ended December 1995, 1996 and 1997

                    Notes to Consolidated Financial Statements

               Linvatec Business Unit (a division of Zimmer, Inc., a wholly owned subsidiary of Bristol-Myers Squibb Company)

                    Report of Independent Accountants*

                    Statement of Net Assets Acquired and Liabilities Assumed as of December 31, 1997 and 1996*

                    Statement of Net Sales and Direct Operating Expenses for the Years Ended December 31, 1995, 1996 and 1997*

                    Notes to Statements of Net Assets Acquired and Liabilities Assumed and of Net Sales and Direct Operating Expenses*

        (2)    List of Financial Statement Schedules

                 CONMED Corporation

                    Valuation and Qualifying Accounts (Schedule VIII)

                    Pro Forma Financial Statements giving effect to the acquisition of Linvatec Corporation.*

                    All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

        (3)    List of Exhibits

                    The exhibits listed on the accompanying Exhibit Index on page 43 below are filed as part of this Form 10-K.
-----------
* Incorporated by reference from Exhibit 99.1 of the Company's Current Report on Form 8-K/A filed on February 17, 1998.

     (b)  Reports on Form 8-K

        (1) On January 8, 1998, the Company filed a report on Form 8-K regarding the acquisition from Bristol-Myers Squibb of Linvatec Corporation on December 31, 1997.

        (2) On February 17, 1998, the Company filed Form 8-K/A which amended the report on Form 8-K filed on January 8, 1998, which included the financial statements of the Linvatec Business Unit and the pro forma financial statements with respect to the acquisition of Linvatec Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                              CONMED CORPORATION

                              February 19, 1998


                              By: /s/ Eugene R. Corasanti
                                  __________________________
                                  Eugene R. Corasanti
                                  (Chairman of the Board,
                                  Chief Executive Officer
                                  and President)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                     Title                              Date

/s/ Eugene R. Corasanti       Chairman of the Board
-----------------------         Chief Executive Officer
Eugene R. Corasanti             President (Principal
                                Executive Officer) and
                                Director                         February 19, 1998

/s/ Robert D. Shallish, Jr.   Vice President-Finance
-----------------------         and Chief Financial Officer
Robert D. Shallish, Jr.         (Principal Financial Officer)    February 19, 1998

/s/ Joseph J. Corasanti       Vice President-Legal Affairs,
-----------------------         General Counsel and Director     February 19, 1998
Joseph J. Corasanti

/s/ Luke A. Pomilio           Controller
-----------------------         (Principal Accounting Officer)   February 19, 1998
Luke A. Pomilio

/s/ Harry Cone                Director                           February 19, 1998
-----------------------
Harry Cone

/s/ Bruce F. Daniels          Director                           February 19, 1998
-----------------------
Bruce F. Daniels

/s/ Robert E. Remmell         Director                           February 19, 1998
-----------------------
Robert E. Remmell

/s/ William D. Matthews       Director                           February 19, 1998
-----------------------
William D. Matthews


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of CONMED Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 24 of the Annual Report on Form 10-K present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Syracuse, New York
February 10, 1998

                               CONMED CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             DECEMBER 1996 AND 1997
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                           1996         1997
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 20,173     $ 13,452
  Accounts receivable, less allowance for doubtful accounts of $500 in
     1996 and $2,708 in 1997...........................................    26,336       47,188
  Income taxes receivable (Note 7).....................................       766          245
  Inventories (Notes 1 and 3)..........................................    23,187       57,915
  Deferred income taxes (Note 7).......................................       626        1,898
  Prepaid expenses and other current assets............................       740        1,186
                                                                         --------     --------
          Total current assets.........................................    71,828      121,884
                                                                         --------     --------
Property, plant and equipment, net (Notes 1 and 4).....................    26,458       59,395
Deferred income taxes (Note 7).........................................     1,246       10,783
Goodwill, net (Notes 1 and 2)..........................................    64,283      153,360
Patents, trademarks and other assets (Note 2)..........................     6,268      216,215
                                                                         --------     --------
          Total assets.................................................  $170,083     $561,637
                                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 5)...........................  $     --     $ 11,000
  Accounts payable.....................................................     2,433        9,556
  Accrued payroll and withholdings.....................................     2,037        7,014
  Other current liabilities............................................     1,284        3,037
                                                                         --------     --------
          Total current liabilities....................................     5,754       30,607
Long-term debt (Note 5)................................................        --      354,000
Deferred compensation..................................................     1,033        1,235
Long-term leases (Note 6)..............................................     2,924        2,651
Other long-term liabilities (Note 6)...................................     1,737       10,408
                                                                         --------     --------
          Total liabilities............................................    11,448      398,901
                                                                         --------     --------
Commitments (Notes 4, 6, 8, 10 and 11)
Shareholders' equity (Notes 1 and 8):
  Preferred stock, par value $.01 per share; authorized 500,000 shares, none outstanding..................................................
  Common stock, par value $.01 per share; 40,000,000 authorized;
     14,988,783 and 15,061,538, issued and outstanding in 1996 and
     1997, respectively................................................       150          151
  Paid-in capital......................................................   111,867      123,451
  Retained earnings....................................................    46,618       39,553
  Less 25,000 shares of common stock in treasury, at cost, in 1997.....        --         (419)
                                                                         --------     --------
     Total shareholders' equity........................................   158,635      162,736
                                                                         --------     --------
          Total liabilities and shareholders' equity...................  $170,083     $561,637
                                                                         ========     ========

                See notes to consolidated financial statements.

                               CONMED CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 1995, 1996 AND 1997
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               1995         1996         1997
                                                              -------     --------     --------
Net sales (Note 9)..........................................  $99,558     $125,630     $138,270
                                                              -------     --------     --------
Cost of sales...............................................   52,402       65,393       74,220
Selling and administrative expense..........................   25,570       31,620       35,299
Research and development expense............................    2,832        2,953        3,037
Unusual items (Note 12).....................................       --           --       37,242
                                                              -------     --------     --------
                                                               80,804       99,966      149,798
                                                              -------     --------     --------
Income (loss) from operations...............................   18,754       25,664      (11,528)
Interest income (expense), net (Note 5).....................   (1,991)        (217)         823
                                                              -------     --------     --------
Income (loss) before income taxes...........................   16,763       25,447      (10,705)
Provision (benefit) for income taxes (Notes 1 and 7)........    5,900        9,161       (3,640)
                                                              -------     --------     --------
Net income (loss)...........................................  $10,863     $ 16,286     $ (7,065)
                                                              =======     ========     ========
Earnings (loss) per share (Note 1):
  Basic.....................................................  $  1.03     $   1.16     $   (.47)
                                                              -------     --------     --------
  Diluted...................................................  $   .94     $   1.12     $   (.47)
                                                              =======     ========     ========

                See notes to consolidated financial statements.

                               CONMED CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                               COMMON STOCK
                                             -----------------     PAID-IN      RETAINED     TREASURY
                                             NUMBER     AMOUNT     CAPITAL      EARNINGS      STOCK
                                             ------     ------     --------     --------     --------
Balance at December 1994...................  9,057       $ 90      $ 23,502     $ 19,469
  Exercise of stock options................    353          4         2,096
  Tax benefit arising from exercise of
     stock options.........................                           1,223
  Stock issued in connection with Birtcher
     acquisition (Note 2)..................  1,590         16        17,739
  Net income...............................                                       10,863
                                             ------      ----      --------      -------       -----
Balance at December 1995...................  11,000       110        44,560       30,332
  Issuance of shares (Note 8)..............  2,998         30        61,705
  Exercise of stock options and a warrant
     (Note 8)..............................    991         10         4,208
  Tax benefit arising from exercise of
     stock options.........................                           1,394
  Net income...............................                                       16,286
                                             ------      ----      --------      -------       -----
Balance at December 1996...................  14,989       150       111,867       46,618
  Exercise of stock options................     73          1           661
  Tax benefit arising from exercise of
     stock options.........................                             298
  Issuance of warrants (Note 2)............                          10,625
  Purchase of CONMED common stock (Note
     8)....................................                                                   $ (419)
  Net loss.................................                                       (7,065)
                                             ------      ----      --------      -------       -----
Balance at December 1997...................  15,062      $151      $123,451     $ 39,553      $ (419)
                                             ======      ====      ========      =======       =====

                See notes to consolidated financial statements.

                               CONMED CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                               1995         1996         1997
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income (loss)........................................  $ 10,863     $ 16,286     $ (7,065)
                                                             --------     --------     --------
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation..........................................     2,861        3,670        3,880
     Amortization..........................................     2,154        2,740        3,074
     Write-off of in-process research and development (Note
       2)..................................................        --           --       34,000
     Increase (decrease) in cash flows from changes in
       assets and liabilities, net of effects from
       acquisitions (Note 2):
       Accounts receivable.................................    (3,943)      (1,552)      (1,499)
       Inventories.........................................    (4,311)         360        6,295
       Prepaid expenses and other current assets...........       (25)        (264)        (228)
       Accounts payable....................................       452           82          (73)
       Income tax receivable/payable.......................    (2,659)         195          521
       Income tax benefit of stock option exercises........     1,233        1,394          298
       Accrued payroll and withholdings....................      (487)        (245)         263
       Accrued patent litigation...........................    (2,360)          --           --
       Other current liabilities...........................       526           21        1,627
       Deferred income taxes...............................     1,398        3,713      (10,809)
       Other assets/liabilities (net)......................      (643)        (492)       1,476
                                                             --------     --------     --------
                                                               (5,804)       9,622       38,825
                                                             --------     --------     --------
          Net cash provided by operations..................     5,059       25,908       31,760
                                                             --------     --------     --------
Cash flows from investing activities:
  Acquisitions (Note 2)....................................    (9,500)     (31,672)    (395,273)
  Acquisition of property, plant and equipment.............    (5,195)      (4,946)      (8,178)
                                                             --------     --------     --------
          Net cash used by investing activities............   (14,695)     (36,618)    (403,451)
                                                             --------     --------     --------
Cash flows from financing activities:
  Proceeds of long-term debt...............................    26,590       32,660      365,000
  Proceeds from issuance of common stock...................     3,328       65,953          662
  Purchase of treasury stock (Note 8)......................        --           --         (419)
  Payments on long-term debt and other obligations.........   (22,358)     (69,269)        (273)
                                                             --------     --------     --------
          Net cash provided by financing activities........     7,560       29,344      364,970
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......    (2,076)      18,634       (6,721)
Cash and cash equivalents at beginning of year.............     3,615        1,539       20,173
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $  1,539     $ 20,173     $ 13,452
                                                             ========     ========     ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest..............................................  $  1,876     $    941     $      0
     Income taxes..........................................     2,466        5,347        6,079

Supplemental non-cash investing and financing activities:

     As more fully described in Note 2, the Company acquired a business in 1995 through the exchange of 1,590,000 shares of the Company's common stock and the assumption of $3,500,000 of net liabilities, and in a 1997 acquisition issued warrants for the purchase of 1,000,000 common shares with a value of $10,625,000.

                See notes to consolidated financial statements.

                               CONMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations

     The consolidated financial statements include the accounts of CONMED Corporation and its subsidiaries (the "Company"). All intercompany transactions have been eliminated. The Company is a leading developer, manufacturer and supplier of a range of medical instruments and systems used in surgical and other medical procedures. The Company's product offerings include electrosurgical systems, electrocardiogram ("ECG") electrodes and accessories, surgical suction instruments, intravenous ("IV") therapy accessories and wound care products. Through its acquisition of Linvatec Corporation (Note 2), the Company has expanded its arthroscopic surgery product line and broadened its product offerings to include powered surgical instruments and imaging products for minimally invasive surgery. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

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

Goodwill

     Goodwill is amortized over periods ranging from 13 to 40 years. Accumulated amortization of goodwill amounted to $4,074,000 and $6,468,000 at December 1996 and 1997, respectively.

     When events and circumstances so indicate, the Company will assess the recoverability of its goodwill based upon cash flow forecasts (undiscounted and without interest). No impairment losses have been recognized in any of the periods presented.

                               CONMED CORPORATION

Earnings (loss) per share

     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. Previously presented EPS amounts have been restated to reflect the method of computation required by SFAS No. 128. Income used in the EPS calculation is net income (loss) for each year. Shares used in the calculation of basic and diluted EPS were (in thousands):

                                                                1995       1996       1997
                                                               -------    -------    -------
    Shares used in the calculation of Basic EPS
      (weighted average shares outstanding)..................   10,517     14,045     14,997
    Effect of dilutive potential securities..................    1,096        451         --
                                                                ------     ------     ------
    Shares used in the calculation of Diluted EPS............   11,613     14,496     14,997
                                                                ======     ======     ======

     The 1997 calculation of diluted EPS excluded the effect of dilutive potential securities aggregating 230,000 shares because to give effect thereto would have been antidilutive given the net loss for the year. The shares used in the calculation of dilutive EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 7,500, 218,000 and 1,395,000 at December 31, 1995, 1996 and 1997, respectively.

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

NOTE 2 -- BUSINESS ACQUISITIONS

     On March 14, 1995, the Company acquired Birtcher Medical Systems, Inc. ("Birtcher") through an exchange of the Company's common stock for all of the outstanding common and preferred stock of Birtcher. In connection with this transaction, the Company issued 1,590,000 shares of common stock valued at $17,750,000 and assumed approximately $3,500,000 of net liabilities. The acquisition was accounted for using the purchase method. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period.

     On May 22, 1995, the Company acquired the business and certain assets of the Master Medical Corporation ("Master Medical") for a cash purchase price of approximately $9,500,000 and the assumption of $500,000 of net liabilities. The acquisition was accounted for using the purchase method. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 15-year period.

     On February 23, 1996, the Company acquired the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31.6 million and the assumption of $3.3 million of net liabilities. The acquisition is being accounted for using the purchase method. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill

                               CONMED CORPORATION
associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

     On July 1, 1997, the Company completed the acquisition of a product line from Davol, Inc., a subsidiary of C.R. Bard, Inc., for a cash purchase price of $24,000,000. This acquisition is being accounted for using the purchase method. Accordingly, the results of operations of the acquired product line are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40 year period.

     On December 31, 1997, the Company acquired the business and certain assets of Linvatec Corporation, a wholly-owned subsidiary of Bristol-Myers Squibb Company, for a cash purchase price of $370,000,000 (Note 5) and the assumption of $16,608,000 of liabilities. Bristol-Myers Squibb Company also received a warrant to purchase 1,000,000 shares of the Company's common stock at $34.23 per share. This warrant expires December 31, 2007, and was valued at $10,625,000.

     This acquisition is being accounted for using the purchase method. The allocation of purchase price resulted in identifiable intangible assets, including patents and technology ($9,500,000), trademarks and tradenames ($96,000,000) and customer relationships ($97,000,000), aggregating $204,000,000, which will be amortized over periods from 5 to 40 years. Goodwill associated with the Linvatec acquisition approximated $70,000,000 and will be amortized on a straight-line basis over a 40-year period. Additionally, a portion of the purchase price was allocated to purchased in-process research and development ("R&D"). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $34,000,000 of the acquisition cost was expensed on December 31, 1997. As the acquisition was not consummated until December 31, 1997, the Company's consolidated results of operations for 1997 do not include any Linvatec results of operations.

     In connection with the Linvatec acquisition, the Company entered into agreements with Zimmer, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company, pursuant to which Zimmer has agreed to distribute certain of Linvatec's products for periods ranging from six months to three years.

     The allocation of the purchase price for the Davol and Linvatec acquisitions are based on management's preliminary estimates. It is possible that re-allocation will be required as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's financial position or results of operations.

     On an unaudited pro forma basis, assuming the NDM, Davol and Linvatec acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                                      YEAR ENDED DECEMBER
                                                                     ---------------------
                                                                       1996         1997
                                                                     --------     --------
    Pro forma revenues.............................................  $335,805     $341,395
                                                                     ========     ========
    Pro forma net income (loss)....................................  $ (3,311)    $ (8,800)
                                                                     ========     ========
    Pro forma earnings (loss) per share:
      Basic........................................................  $   (.24)    $   (.59)
      Diluted......................................................  $   (.24)    $   (.59)
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

                               CONMED CORPORATION

NOTE 3 -- INVENTORIES

     The components of inventory are as follows (in thousands):

                                                                        1996        1997
                                                                       -------     -------
    Raw materials....................................................  $ 7,079     $28,097
    Work in process..................................................    7,541       6,569
    Finished goods...................................................    8,567      23,249
                                                                       -------     -------
                                                                       $23,187     $57,915
                                                                       =======     =======

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

     Details of property, plant and equipment are as follows (in thousands):

                                                                       1996         1997
                                                                     --------     --------
    Land and improvements..........................................  $  1,007     $  2,011
    Building and improvements......................................    14,873       21,952
    Machinery and equipment........................................    27,250       56,386
    Construction in progress.......................................       722          314
                                                                     --------     --------
                                                                       43,852       80,663
         Less: Accumulated depreciation............................   (17,394)     (21,268)
                                                                     --------     --------
                                                                     $ 26,458     $ 59,395
                                                                     ========     ========

     Rental expense on operating leases was approximately $445,000, $327,000 and $489,000 for the years ended December 1995, 1996 and 1997, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 1997 are as follows:

                Year ending December 31 (in thousands):

                  1998...........................................    $ 2,581
                  1999...........................................      2,011
                  2000...........................................      2,030
                  2001...........................................      2,100
                  2002...........................................      2,149
                  Thereafter.....................................     14,267
                                                                     -------
                                                                     $25,138
                                                                     =======

NOTE 5 -- LONG-TERM DEBT

     On December 30, 1997, in connection with the Linvatec acquisition (Note 2), the Company entered into a credit agreement with several banks providing for a $450,000,000 credit facility. The $450,000,000 credit facility is comprised of three sub-facilities: (i) a $210,000,000 five-year term loan with quarterly principal repayments; (ii) a $140,000,000 seven-year term loan with quarterly principal repayments; and (iii) a $100,000,000 revolving credit facility. The revolving credit facility expires on December 30, 2002. During the commitment period, the Company is obligated to pay a fee of .25% per annum on the unused portion of the revolving credit facility. At December 31, 1997, $210,000,000 was borrowed under the five-year term loan facility, $140,000,000 was borrowed under the seven-year term loan facility, and $15,000,000 was borrowed under the revolving credit facility.

     The interest rates at December 31, 1997 were 7.97%, 8.22% and 7.97% for the five-year term loan, the seven year term loan and the revolving credit facility, respectively. The term debt and revolving credit facility are collateralized

                               CONMED CORPORATION
by all the Company's personal property. The agreement contains covenants and restrictions which, among other things, requires maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of indebtedness and certain other activities, including acquisitions and dispositions. The Company is also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales and also from any excess cash flow, as defined. Mandatory prepayments will first be applied to the prepayment of the term loans and then to reduce borrowings under the revolving credit facility.

     A covenant under the credit facility requires the Company to complete by June 30, 1998, a senior subordinated note offering that will generate at least $125 million of gross proceeds, which are required to be applied to reduce amounts under the term loans. Upon completion of this transaction, the interest rate on amounts borrowed under the credit facility will be reduced by .25%. The scheduled maturities of long-term debt outstanding at December 31, 1997 are as follows: 1998 -- $11,000,000; 1999 -- $36,000,000; 2000 -- $51,000,000; 2001 --
$56,000,000; 2002 -- $76,000,000; thereafter -- $135,000,000.

     The credit facility (including the term loans and the revolving credit facility) is guaranteed (the "Subsidiary Guarantees") on a secured basis by all of the Company's subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations under the credit facility on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

     Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1996         1997
                                                                      -------     --------
    Current assets..................................................  $ 4,733     $ 54,799
    Non-current assets..............................................   43,459      327,751
    Current liabilities.............................................    1,407       15,339
    Non-current liabilities.........................................    5,907      345,826

                                                                 YEAR ENDED DECEMBER
                                                           --------------------------------
                                                            1997        1996         1997
                                                           -------     -------     --------
    Revenues.............................................  $46,574     $53,015     $ 51,376
    Operating Income (Loss)..............................   14,425      16,731      (16,452)
    Net Income (Loss)....................................    9,244      10,708      (10,529)

     Prior to the Company's entry into the credit agreement outlined above, the Company's credit facility consisted of a $60,000,000 secured revolving line of credit which was to expire in March 2001. There were no borrowings against this facility at December 31, 1996.

NOTE 6 -- LEASES AND OTHER LONG-TERM LIABILITIES

     Upon the Company's acquisition of Birtcher (Note 2), use of certain manufacturing and administrative facilities previously occupied by Birtcher was discontinued. A liability was established in connection with the purchase accounting for the Birtcher acquisition representing the aggregate future rental payments net of committed sublease income at the date of acquisition.

                               CONMED CORPORATION

     Future minimum rental commitments, net of sublease income, for such leases at December 31, 1997 are as follows (in thousands):

                                                             MINIMUM      MINIMUM
                                                              RENTAL      RENTAL
                                                             PAYMENTS     INCOME       NET
                                                             --------     -------     ------
    1998...................................................   $1,474      $  453      $1,021
    1999...................................................    1,534         590         944
    2000...................................................    1,081         395         686
                                                              ------      ------      ------
                                                              $4,089      $1,438      $2,651
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

NOTE 7 -- FEDERAL AND STATE INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                              1995       1996        1997
                                                             ------     ------     --------
    Current tax expense:
      Federal..............................................  $4,493     $6,398     $  6,677
      State................................................     356        311          492
                                                             ------     ------     --------
                                                              4,849      6,709        7,169
    Deferred income tax expense (benefit)..................   1,051      2,452      (10,809)
                                                             ------     ------     --------
      Provision (benefit) for income taxes.................  $5,900     $9,161     $ (3,640)
                                                             ======     ======     ========

     A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows (in thousands):

                                                               1995       1996       1997
                                                              ------     ------     -------
    Tax provision at statutory rate based on income before
      taxes.................................................  $5,817     $8,906     $(3,747)
    Foreign sales corporation...............................    (285)      (318)       (300)
    State taxes.............................................     234        202         313
    Nondeductible intangible amortization...................     168        280         224
    Other, net..............................................     (34)        91        (130)
                                                              ------     ------     -------
                                                              $5,900     $9,161     $(3,640)
                                                              ======     ======     =======

                               CONMED CORPORATION

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 1996 and 1997 are as follows (in thousands):

                                                                        1996        1997
                                                                       -------     -------
    Assets:
      Receivables....................................................  $   177     $   315
      Inventory......................................................      352         518
      Deferred compensation..........................................      361         432
      Employee benefits..............................................      218         210
      Other..........................................................      439         682
      Leases.........................................................    1,183         928
      Goodwill and intangible assets.................................      892      12,168
      Birtcher net operating losses..................................    5,529       5,105
      Valuation allowance for deferred tax assets....................   (5,417)     (5,105)
                                                                       -------     --------
                                                                         3,734      15,253
                                                                       -------     --------
    Liabilities:
      Depreciation...................................................    1,261       1,745
      Interest charge DISC...........................................       84          57
      Other..........................................................      517         770
                                                                       -------     --------
                                                                         1,862       2,572
                                                                       -------     --------
                                                                       $ 1,872     $12,681
                                                                       =======     ========

     Birtcher net operating losses are subject to certain limitations and expire over the period 2008 to 2010. Management has established a valuation allowance of $5,105,000 to reflect the uncertainty of realizing the benefit of certain of these carry forwards. Further utilization of Birtcher operating loss carry forwards will serve to decrease goodwill associated with the Birtcher acquisition.

NOTE 8 -- SHAREHOLDERS' EQUITY

     The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 1997, no preferred stock had been issued.

     In March 1996, the Company completed a public offering of 2,998,000 shares of its common stock with net proceeds to the Company amounting to $61,735,000.

     Through the Company's 1989 acquisition of Aspen Laboratories, Inc., Bristol-Myers Squibb Company received a warrant to purchase 698,470 shares of the Company's common stock at $4.29 per share. This warrant was exercised in March 1996 with proceeds to the Company amounting to $3,000,000. In connection with the Linvatec acquisition (Note 2), the Company issued to Bristol-Myers Squibb Company a ten-year warrant to purchase 1.0 million shares of the Company's common stock at a price of $34.23 per share.

     During 1997, the Company authorized the repurchase of up to $30,000,000 of its common stock in the open market or in private transactions. The Company repurchased 25,000 shares of common stock in 1997 at an aggregate price of $419,000. The new credit agreement (Note 5) prohibits future repurchases of common stock during its term.

     The Company has reserved shares of common stock for issuance to employees and directors under three Stock Option Plans (the "Plans"). The option price on all outstanding options is equal to the estimated fair

                               CONMED CORPORATION
market value of the stock at the date of grant. Stock options are non-transferable other than on death and are exercisable beginning one year from date of grant but for not more than ten years from date of grant.

     The following is a summary of incentive stock option activity under the Plans (in thousands except per share amounts):

                                                                                  WEIGHTED-
                                                                       NUMBER      AVERAGE
                                                                         OF       EXERCISE
                                                                       SHARES       PRICE
                                                                       ------     ---------
    Outstanding at December 1994.....................................  1,254       $  7.16
      Granted during 1995............................................    251         19.79
      Forfeited......................................................    (12)         8.67
      Exercised......................................................   (253)         5.13
                                                                       -----        ------
    Outstanding at December 1995.....................................  1,240         10.12
      Granted during 1996............................................    197         23.07
      Forfeited......................................................    (10)         8.10
      Exercised......................................................   (292)         4.14
                                                                       -----        ------
    Outstanding at December 1996.....................................  1,135         13.92
      Granted during 1997............................................    153         22.99
      Forfeited......................................................    (10)        10.09
      Exercised......................................................    (73)         9.01
                                                                       -----        ------
    Outstanding at December 1997                                       1,205       $ 15.39
                                                                       =====        ======
    Exercisable:
      December 1995..................................................    922       $  6.42
      December 1996..................................................    559          9.96
      December 1997..................................................    690         11.51

     At December 31, 1997, the number of stock options outstanding with exercise prices less than $10, between $10 and $20, and greater than $20 were 174,000, 701,000 and 330,000, respectively. The weighted average price per share and remaining life for options in these categories were $5.64 and 5 years, $12.62 and 7 years, and $26.46 and 9 years, respectively. The number of shares exercisable at December 31, 1997 and the related weighted average price per share for options in these categories were 155,000 shares at $5.64, 462,000 shares at $11.15 and 73,000 shares at $26.21, respectively.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB 25 and, accordingly, no compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plans.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 1995, 1996 and 1997 was $10.25, $12.95 and $11.87, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for

                               CONMED CORPORATION
options granted in 1995, 1996 and 1997, respectively: Risk-free interest rates of 6.02%, 6.45% and 5.96%; volatility factors of the expected market price of the Company's common stock of 51.09%, 54.31% and 51.31%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

     For purposes of the pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                            1995        1996         1997
                                                           -------     -------     --------
    Net earnings (loss) -- as reported...................  $10,863     $16,286     $ (7,065)
    Net earnings (loss) -- pro forma.....................   10,389      15,299       (7,427)
    EPS -- as reported:
      Basic..............................................     1.03        1.16        (0.47)
      Diluted............................................     0.94        1.12        (0.47)
    EPS -- pro-forma:
      Basic..............................................     0.99        1.09        (0.50)
      Diluted............................................     0.89        1.06        (0.50)

     The pro-forma disclosures include only options granted after January 1, 1995.

NOTE 9 -- MAJOR CUSTOMERS AND EXPORT SALES

     The Company uses medical supply distributors to distribute products to their end users (Note 1). Sales to one distributor totaled 14.5% and 15.3% of the Company's sales in 1996 and 1997, respectively. Sales to another distributor totaled 12.3% and 12.2% of the Company's sales in 1995 and 1996, respectively.

     Sales outside of the United States accounted for approximately 15.5% of the Company's total sales in 1995, 14.5% in 1996 and 12.9% in 1997.

NOTE 10 -- PENSION PLANS

     The Company maintains defined benefit plans covering substantially all employees. The Company makes annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

     Net pension cost for 1995, 1996 and 1997 included the following components (in thousands):

                                                                1995      1996       1997
                                                                -----     -----     ------
    Service cost -- benefits earned during the period.........  $ 758     $ 766     $  925
    Interest cost on projected benefit obligation.............    353       402        436
    Actual gain on plan assets................................   (959)     (442)      (655)
    Net amortization and deferral.............................    685       138        304
                                                                -----     -----     ------
      Net pension cost........................................  $ 837     $ 864     $1,010
                                                                =====     =====     ======

                               CONMED CORPORATION

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 1996 and 1997 (in thousands):

                                                                          1996       1997
                                                                         ------     ------
    Actuarial present value of accumulated benefit obligation
      Vested benefits..................................................  $4,057     $5,083
      Non-vested benefits..............................................     241        274
                                                                         ------     ------
      Accumulated benefits obligations.................................   4,298      5,357
      Additional amounts related to projected pay increases............   1,814      2,136
                                                                         ------     ------
    Projected benefit obligations for service rendered to date.........   6,112      7,493
    Plan assets at fair value, consisting of debt and equity
      securities.......................................................   4,405      5,962
                                                                         ------     ------
    Plan benefit obligations in excess of plan assets..................   1,707      1,531
    Unrecognized net obligation at December 1986 being recognized over
      25 years.........................................................     (76)       (72)
    Unrecognized prior service cost....................................    (195)      (184)
    Unrecognized net loss from past experience different from that
      assumed..........................................................    (827)      (806)
                                                                         ------     ------
      Accrued pension cost recognized in the balance sheet.............  $  609     $  469
                                                                         ======     ======

     For 1995, 1996 and 1997, actuarial calculation purposes, the weighted average discount rate was 7.0%, the expected long term rate of return was 8.0% and the rate of increase in future compensation levels was 4.0%.

NOTE 11 -- LEGAL MATTERS

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

NOTE 12 -- UNUSUAL ITEMS

     The unusual items for the year ended December 31, 1997 consist of the following (in thousands):

    Write-off of purchased in-process R&D (Note 2).............................   $34,000
    Facility consolidations....................................................     2,328
    Write-off of deferred financing costs (Notes 2 and 5)......................       914
                                                                                  -------
                                                                                  $37,242
                                                                                  =======

     During the first quarter of 1997, the company recorded a charge of $2,328,000 related to the closure of the Company's Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which were acquired in connection with the 1996 acquisition of NDM (Note 2), were transferred to the Company's Utica and Rome, New York facilities. The components of the charge consisted primarily of costs associated with employee severance and termination, and the impairment of the carrying value of fixed assets.

                               CONMED CORPORATION

NOTE 13 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for 1996 and 1997 are as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                ----------------------------------------------
                                                 MARCH       JUNE       SEPTEMBER     DECEMBER
                                                -------     -------     ---------     --------
    1996
    Net sales.................................  $29,200     $31,790      $31,432      $ 33,208
    Gross profit..............................   14,033      15,285       14,963        15,956
    Net income................................    3,272       4,224        4,033         4,757
    Earnings per share:
      Basic...................................     0.29        0.28         0.27          0.32
      Diluted.................................     0.26        0.28         0.27          0.31

                                                 MARCH       JUNE       SEPTEMBER     DECEMBER
                                                -------     -------     ---------     --------
    1997
    Net sales.................................  $31,472     $30,707      $38,581      $ 37,510
    Gross profit..............................   14,997      14,448       16,980        17,625
    Unusual item..............................    2,328          --           --        34,914
    Net income (loss).........................    2,460       3,473        4,518       (17,516)
    Earnings (loss) per share:
      Basic...................................     0.16        0.23         0.30         (1.17)
      Diluted.................................     0.16        0.23         0.30         (1.17)

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         COLUMN C
                                               -----------------------------
                                                         ADDITIONS
                                COLUMN B       -----------------------------
                              ------------        (1)                                              COLUMN E
          COLUMN A             BALANCE AT      CHARGED TO          (2)            COLUMN D      --------------
----------------------------- BEGINNING OF     COSTS AND        CHARGED TO       ----------     BALANCE AT END
         DESCRIPTION             PERIOD         EXPENSES      OTHER ACCOUNTS     DEDUCTIONS       OF PERIOD
----------------------------- ------------     ----------     --------------     ----------     --------------
1997
  Allowance for bad debts....    $  500           $887            $1,808           $ (487)          $2,708
  Inventory reserves.........    $  462           $277            $6,672                            $7,411
  Deferred tax asset
     valuation allowance.....    $5,417                                            $ (312)          $5,105
1996
  Allowance for bad debts....    $  400           $337                             $ (237)          $  500
  Inventory reserves.........    $  504           $267                             $ (309)          $  462
  Deferred tax asset
     valuation allowance.....    $5,417                                                             $5,417
1995
  Allowance for bad debts....    $  343           $ 85                             $  (28)          $  400
  Inventory reserves.........    $  703           $245                             $ (444)          $  504
  Deferred tax asset
     valuation allowance.....                                     $5,417                            $5,417

                                 EXHIBIT INDEX

Exhibit No.    Description of Instrument                                        Page Number
-----------    -------------------------                                        -----------
 2.1           - Plan and Agreement of Merger dated as of December 5,
                 1994 among the Company, CONMED Acquisition Corporation
                 and Birtcher Medical Systems, Inc. -- incorporated herein
                 by reference to appendix A of the Company's
                 Registration Statement on S-4 (File No. 33-87746).

 2.2           - Asset Purchase Agreement by and between New Dimensions
                 In Medicine, Inc. and CONMED Corporation dated as of the 18th day of October 1995 -- incorporated herein by reference to New Dimensions In Medicine, Inc's.
                 (Commission File No. 1-09156) Report on Form 8-K dated
                 October 18, 1995.

 2.3           - Purchase Agreement, dated as of May 28, 1997, by and between
                 Davol, Inc. and CONMED Corporation -- incorporated by reference to Exhibit 2 in the Company's Current Report on Form 8-K, filed on July 11, 1997.

 2.4           - Stock and Asset Purchase Agreement dated as of
                 November 26, 1997, between Bristol-Myers Squibb company and CONMED Corporation, as amended by an amendment dated as of December 31, 1997 - incorporated herein by reference to Exhibit 2.1(a) in the Company's Current Report on Form 8-K, filed on
                 January 8, 1998.

 2.5           - Amendment dated as of December 31, 1997, between
                 Bristol-Myers Squibb Company and CONMED Corporation, to the Stock and Asset Purchase Agreement, dated as of November 26, 1997 between Bristol-Myers Squibb company and CONMED - incorporated herein by reference to Exhibit 2.1(b) in the Company's Current Report on
                 Form 8-K, filed on January 8, 1998.

 3.1           - Amended and Restated By-Laws, as adopted by the Board of
                 Directors on December 26, 1990 - incorporated herein by reference to the exhibit in the Company's Current Report on Form 8-K, dated March 7, 1991 (File No. 0-16093).

 3.2           - 1992 Amendment to Certificate of Incorporation and Restated
                 Certificate of Incorporation of CONMED Corporation - incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended
                 December 25, 1992.

 3.3           - 1996 Amendment to Certificate of Incorporation and Restated
                 Certificate of Incorporation of CONMED Corporation - incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1996.

 4.1           - See Exhibit 3.1.

 4.2           - See Exhibit 3.2.

 4.3           - Warrant, dated as of December 31, 1997, issued to Bristol-Myers
                 Squibb Company - incorporated herein by reference to Exhibit
                 4.1 in the Company's Current Report on Form 8-K, filed on
                 January 8, 1998.

 4.4           - Credit Agreement, dated as of December 29, 1997, among CONMED
                 Corporation, the several banks and other financial institutions of entities from time to time parties to the Agreement, Chase
                 Securities Inc., Salomon Brothers Holding Company, Inc, and The
                 Chase Manhattan Bank - incorporated herein by reference to
                 Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 8, 1998.

 4.5           - Guarantee and Collateral Agreement, dated as of
                 December 31, 1997, made by CONMED Corporation and certain of its subsidiaries in favor of The Chase
                 Manhattan Bank - incorporated herein by reference to
                 Exhibit 10.2 in the Company's Current Report on Form
                 8-K filed on January 8, 1998.

10.1           - Employment Agreement between the Company and Eugene R.
                 Corasanti, dated December 16, 1996 - incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.2           - Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement) -- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992 - incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                 Exhibit Index

Exhibit No.              Description of Instrument                                   Page Number
-----------              -------------------------                                   -----------
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

10.5                     - Stock Option Plan for Non-Employee Directors of CONMED
                           Corporation - incorporated by reference to the Company's
                           Annual Report on Form 10-K for the year ended December
                           31, 1996.

10.6                     - Amendment to 1992 Stock Option Plan - incorporated
                           by reference to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1996.

10.7                     - See 4.4.

10.8                     - See 4.5.

10.9                     - Transition and Distribution Services Agreement, dated
                           December 31, 1997, among Zimmer, Inc., Linvatec
                           Corporation and CONMED Corporation.

10.10                    - Distribution Agreement, dated December 31, 1997,
                           among Zimmer, Inc., Linvatec Corporation and
                           CONMED Corporation.

11                       - Statement re: Computation of Per Share Earnings.

12                       - Statement re: Computation of Ratios of Earnings to Fixed
                           Charges.

21                       - Subsidiaries of the Registrant.

23                       - Consent, dated February 23, 1998, of Price Waterhouse
                           LLP, independent auditors for CONMED Corporation.

27                       - Financial Data Schedule

99.1                     - The Registrant's Current Report on Form 8-K/A filed on
                           February 17, 1998 (incorporated herein by reference thereto.)
