Form 10-Q
period 1998-03-31
CONMED CORP
filed 1998-05-15
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1998              Commission File Number 0-16093



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

         The number of shares outstanding of registrant's common stock, as of May 1, 1998 is 15,074,308 shares.

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



         Signatures


         Exhibit Index

Item 1.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Three Months Ended March 1997 and 1998
                     (in thousands except per share amounts)
                                   (unaudited)

                                                            1997         1998
                                                         --------      --------
Net sales ..........................................     $ 31,472      $ 80,242
                                                         --------      --------

Cost and expenses:
  Cost of sales ....................................       16,475        44,390
  Facility consolidation expense (Note 6) ..........        2,328          --
  Selling and administrative .......................        8,336        21,779
  Research and development .........................          751         2,727
                                                         --------      --------

         Total operating expenses ..................       27,890        68,896
                                                         --------      --------

Income from operations .............................        3,582        11,346

Interest income (expense), net .....................          262        (7,515)
                                                         --------      --------

Income before income taxes
  and extraordinary item ...........................        3,844         3,831

Provision for income taxes .........................       (1,384)       (1,379)
                                                         --------      --------

Income before extraordinary item ...................        2,460         2,452

Extraordinary item, net of income taxes(Note 5) ....         --          (1,569)
                                                         --------      --------

Net income .........................................     $  2,460      $    883
                                                         ========      ========

Per share data:
  Income before extraordinary item
         Basic .....................................     $    .16      $    .16
         Diluted ...................................          .16           .16

  Extraordinary item (Note 5)
         Basic .....................................     $   --        $   (.10)
         Diluted ...................................         --            (.10)

  Net income
         Basic .....................................     $    .16      $    .06
         Diluted ...................................          .16           .06

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                             (unaudited)
                                                                December        March
                                                                  1997           1998
                                                               ---------      ---------
Current assets:
  Cash and cash equivalents ..............................     $  13,452      $  13,504
  Accounts receivable, net ...............................        47,188         53,277
  Income taxes receivable ................................           245           --
  Inventories, net (Note 3) ..............................        61,971         60,667
  Deferred income taxes ..................................         1,898          1,898
  Prepaid expenses and other current assets ..............         1,186          2,070
                                                               ---------      ---------
         Total current assets ............................       125,940        131,416
Property, plant and equipment, net .......................        55,339         56,341
Deferred income taxes ....................................        10,783         10,783
Goodwill, net ............................................       153,360        154,544
Patents, trademarks, and other assets, net ...............       216,215        216,033
                                                               ---------      ---------
         Total assets ....................................     $ 561,637      $ 569,117
                                                               =========      =========


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 5) .............     $  11,000      $  11,020
  Accrued interest .......................................          --            1,938
  Accounts payable .......................................         9,556         15,943
  Income taxes payable ...................................          --            1,103
  Accrued payroll and withholdings .......................         7,014          8,027
  Accrued pension ........................................          --              246
  Other current liabilities ..............................         3,037            764
                                                               ---------      ---------
         Total current liabilities .......................        30,607         39,041
Long-term debt (Note 5) ..................................       354,000        351,123
Accrued pension ..........................................         3,276          3,276
Deferred compensation ....................................         1,235          1,291
Long-term leases .........................................         2,651          2,518
Other long-term liabilities ..............................         7,132          8,175
                                                               ---------      ---------
                                                                 398,901        405,424

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                             (unaudited)
                                                                December        March
                                                                  1997           1998
                                                               ---------      ---------
Shareholders' equity:
  Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding .....          --             --
  Common stock, par value $.01 per share;
         40,000,000 shares authorized; 15,061,538 and
      15,068,208 shares issued and outstanding in
      1997 and 1998, respectively ........................           151            151
  Paid-in capital ........................................       123,451        123,525
  Retained earnings ......................................        39,553         40,436
  Less 25,000 shares of common stock in treasury,
    at cost, .............................................          (419)          (419)
                                                               ---------      ---------
                                                                 162,736        163,693
                                                               ---------      ---------
         Total liabilities and shareholders' equity ......     $ 561,637      $ 569,117
                                                               =========      =========


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 1997 and 1998
                                 (in thousands)
                                   (unaudited)
                                                          1997           1998
                                                       ---------      ---------
Cash flows from operating activities:
  Net income .....................................     $   2,460      $     883
                                                       ---------      ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ............................           946          1,959
         Amortization ............................           799          3,629
         Extraordinary write-off of deferred
           financing fees (Note 5) ...............          --            2,451
         Increase (decrease) in cash flows
           from changes in assets and liabilities:
                  Accounts receivable ............          (279)        (6,089)
                  Inventories ....................         1,213            600
                  Prepaid expenses and
                    other current assets .........          (354)          (884)
                  Other assets ...................           (19)         1,855
                  Accounts payable ...............          (112)         6,387
                  Income taxes payable ...........         2,192          1,348
                  Accrued payroll and withholdings          (239)         1,013
                  Accrued pension ................           294            109
                  Accrued facility consolidation .         2,328           --
                  Accrued interest ...............          --            1,938
                  Other current liabilities ......          (410)        (2,269)
                  Deferred compensation and
                    other long-term liabilities ..            52          1,099
                                                       ---------      ---------
                                                           6,411         13,146
         Net cash provided by operating activities         8,871         14,029
                                                       ---------      ---------
Cash flows from investing activities:
  Payments related to acquisition of Linvatec ....          --           (4,180)
  Acquisition of property, plant, and equipment ..          (950)        (2,961)
                                                       ---------      ---------
         Net cash used by investing activities ...          (950)        (7,141)
                                                       ---------      ---------
Cash flows from financing activities:
  Proceeds of long term debt .....................          --          126,100
  Proceeds from issuance of common stock .........            81             74
  Payments related to issuance of debt ...........          --           (4,053)
  Payments on long-term debt and leases ..........          --         (128,957)
                                                       ---------      ---------
      Net cash provided (used) by financing
          activities .............................            81         (6,836)
                                                       ---------      ---------
Net increase in cash and cash equivalents ........         8,002             52
Cash and cash equivalents at beginning of period .        20,173         13,452
                                                       ---------      ---------
Cash and cash equivalents at end of period .......     $  28,175      $  13,504
                                                       =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Consolidation

         The consolidated financial statements include the accounts of CONMED Corporation (the "Company"), and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a leading developer, manufacturer and supplier of a range of medical instruments and systems used in surgical and other medical procedures. The Company's product offerings include electrosurgical systems, electrocardiogram ("ECG") electrodes and accessories, surgical suction instruments, intravenous ("IV") therapy accessories and wound care products. Through its acquisition of Linvatec Corporation (Note 4), the Company has expanded its arthroscopic surgery product line and broadened its product offerings to include powered surgical instruments and imaging products for minimally invasive surgery. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

Note 2 - Interim financial information

         The statements for the three months ended March 1997 and 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 1997 and 1998 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1997 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. Certain 1997 amounts previously reported have been reclassified to conform with the current year presentation.

Note 3 - Inventories

The components of inventory are as follows (in thousands):

                                            December           March
                                              1997              1998

                  Raw materials.........    $28,097           $28,200
                  Work-in-process.......      6,569             7,154
                  Finished goods........     27,305            25,313
                                            -------           -------
                           Total........... $61,971           $60,667
                                            =======           =======

Note 4 - Business Acquisitions

         On July 1, 1997, the Company completed the acquisition of the surgical suction instrument and tubing product line from Davol, Inc., a subsidiary of C.R. Bard, Inc., for a cash purchase price of $24,000,000. This acquisition is being accounted for using the purchase method. Accordingly, the results of operations of the acquired product line are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         On December 31, 1997, the Company acquired the business and certain assets of Linvatec Corporation, a wholly-owned subsidiary of Bristol-Myers Squibb Company, for a cash purchase price of $370,000,000 and the assumption of $16,608,000 of liabilities. Bristol-Myers Squibb Company also received a warrant to purchase 1,000,000 shares of the Company's common stock at $34.23 per share. This warrant expires December 31, 2007, and was valued at $10,625,000.

         This acquisition is being accounted for using the purchase method. The allocation of purchase price resulted in identifiable intangible assets, including patents and technology ($9,500,000), trademarks and tradenames ($96,000,000) and customer relationships ($102,000,000), aggregating $204,000,000, which will be amortized over periods from 5 to 40 years. Goodwill associated with the Linvatec acquisition approximated $70,000,000 and will be amortized on a straight-line basis over a 40-year period. Additionally, a portion of the purchase price was allocated to purchased in-process research and development ("R&D"). Purchased in-process R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $34,000,000 of the acquisition cost was expensed on December 31, 1997.

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

         On an unaudited pro forma basis, assuming the Davol and Linvatec acquisitions had occurred as of January 1, 1997, the consolidated results of the Company for the three months ended March 31, 1997 are estimated to be as follows (in thousands, except per share amounts):

         Pro forma revenues.......................            $ 76,525

         Pro forma net income.....................            $  2,588

         Pro forma earnings per share:

                  Basic..............................         $    .17

                  Diluted............................         $    .17



Note 5 - Subordinated Note Offering

         As discussed under "Liquidity and Capital Resources", the Company completed a subordinated note offering in the aggregate principal amount of $130.0 million in March 1998. Proceeds from the offering amounting to $126.1 million were used to reduce the Company's term loans under its Credit Facility. Deferred financing fees related to the portion of the Credit Facility repaid amounting to $2.5 million were written-off as an extraordinary charge.

Note 6 - Facility Consolidation

         During the first quarter of 1997, the Company recorded a pre-tax charge of $2,328,000 related to the closure of the Company's Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, were transferred to the Company's manufacturing location in Rome, New York in 1997. The components of the charge consisted primarily of costs associated with employee severance and termination, and the impairment of the carrying value of fixed assets.


Note 7 - Subsidiary Guarantees

         The Company's Credit Facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries in existance on the closing date of the Credit Facility and the Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors as of and for the three months ended March 1997 is as follows (in thousands):


         Current assets..........................................      $ 69,344
         Non-current assets......................................       329,256
         Current liabilities.....................................        19,770
         Non-current liabilities.................................       345,267


         Revenues................................................      $ 56,908
         Operating income........................................         7,680
         Net income..............................................            24

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements.


Three months ended March 1998 compared to three months ended March 1997

         Sales for the quarter ended March 1998 were $80,242,000, an increase of 155% compared to sales of $31,472,000 in the quarter ended March 1997. The increase was the result of the acquisition of Linvatec on December 31, 1997 and the surgical suction instrument and tubing product line acquired from Davol on July 1, 1997. Offsetting the incremental sales associated with these acquisitions was decreased sales related to the Company's ECG electrode product line. The Company believes that its line of ECG electrodes will continue to face pricing and other competitive pressures due to cost containment efforts by health care providers.

         In connection with the Linvatec acquisition, the Company entered into agreements with Zimmer, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company, pursuant to which Zimmer has agreed to distribute certain of Linvatec's products for periods ranging from six months to three years. Zimmer's distribution of a significant number of these products will end in the second quarter of 1998 as the Company assumes responsibility for distribution of such products.

         Cost of sales increased to $44,390,000 in the current quarter compared to the $16,475,000 in the same quarter a year ago as a result of increased sales volume. The Company's gross margin percentage was 44.7% for the first quarter of 1998 as compared to 47.7% in the first quarter of 1997. In connection with purchase accounting for the Linvatec acquisition, the Company increased the acquired value of inventory by $2.9 million over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly, this non-recurring adjustment served to reduce the Company's gross margin percentage by 3.7 percentage points. Excluding the impact of this nonrecurring adjustment, the Company's gross margin percentage was 48.4% reflecting the overall higher gross margin percentage of the Linvatec product lines as compared to the Company's other products.

         Selling and administrative costs increased to $21,779,000 in the current quarter as compared to $8,336,000 in the first quarter of 1997, primarily as a result of the Linvatec acquisition. As a percentage of sales, selling and administrative expense was 27.1% in the first quarter of 1998 as compared to 26.5% in the comparable 1997 period. The Linvatec business has required a higher level of selling and administrative expense as a percentage of sales as compared to the Company's historic levels. Additionally, goodwill and intangible amortization related to the Linvatec acquisition amounts to approximately $2.0 million or 2.5% of the Company's consolidated sales for the current quarter.

         Research and development expense was $2,727,000 in the first quarter of 1998 as compared to $751,000 in the first quarter of 1997. The increase reflects expense related to the Linvatec research and development activities.

         During the first quarter of 1997, the Company recorded a charge of $2,328,000 related to the closure of its Dayton, Ohio manufacturing facility. Operations of the Dayton facility, which was acquired in connection with the February 1996 acquisition of NDM, were transferred to the Company's manufacturing location in Rome, New York.

         The first quarter of 1998 had interest expense of $7,515,000 compared to interest income of $262,000 in the first quarter of 1997. As discussed under Liquidity and Capital Resources, the Company acquired Linvatec Corporation on December 31, 1997 for $370 million that was borrowed under its Credit Facility. The Company had no borrowings outstanding during the first quarter of 1997. The Company completed an offering of subordinated notes during the quarter ended March 1998 and used the net proceeds to repay a portion of the Company's term loans under its Credit Facility. Deferred financing fees relating to the portion of the Credit Facility repaid amounting to $2.5 million were written-off as an extraordinary item.


Liquidity and Capital Resources

         Net cash provided by operations was $14,029,000 for the first three months of 1998 as compared to $8,871,000 for the first three months of 1997. Operating cash flow for the three months of 1998 were negatively impacted by lower net income resulting from acquisition related charges as compared to the first three months of 1997. Depreciation and amortization increased in 1998 primarily as a result of the completed acquisitions. Additionally, during the first quarter of 1998, the Company recorded a non-cash charge related to the write-off of deferred financing fees. Operating cash flow for the first three months of 1998 were positively impacted by an increase in accrued interest and accounts payable, and a reduction in other assets. Adversely impacting operating cash flows for the first three months of 1998 was an increase in accounts receivable which reflects a one-time buildup of Linvatec international receivables as no such receivables were acquired with the Linvatec acquisition.

         Net cash used by investing activities for the first three months of 1998 included $4,180,000 of transaction costs related to the Linvatec acquisition. Capital expenditures for the first three months of 1998 and 1997 amounted to $2,961,000 and $950,000, respectively.

          Financing activities during the first quarter of 1998 involved the completion of a subordinated note offering in the aggregate principal amount of $130.0 million. Net proceeds from the offering amounting to $126.1 million were used to repay a portion of the Company's term loans under its Credit Facility.

         In connection with the Linvatec acquisition, the Company borrowed $350.0 in term loans available under its Credit Facility. Upon the application of mandatory principal payments including the subordinated note proceeds, the Company's term loans at March 31, 1998 aggregate $222.1 million and are repayable quarterly commencing March 31, 1998 over terms of five and seven years. The Company's Credit Facility also includes a $100 million revolving credit facility which expires December 2002, of which $90 million was available on March 31, 1998. The Credit Facility borrowings carry interest rates based on LIBOR plus 2.00% on the revolving credit facility and five-year term loan, and LIBOR plus 2.25% on the seven-year term loan. The interest rates at March 31, 1998 were 7.69%,7.94% and 7.69% for the five-year term loan, the seven-year term loan and revolving credit facility, respectively. Additionally, during the commitment period, the Company is obligated to pay a fee of .5% per annum on the unused portion of the revolving credit facility.

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

         The subordinated notes are in aggregate principal amount of $130 million and have a maturity date of March 15, 2008. The subordinated notes bear interest at 9.0% per annum which is payable semi-annually. The indenture governing the subordinated notes has certain restrictive covenants and provides for, among other things, mandatory and optional redemptions by the Company.

         The Credit Facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries in existance on the closing dates of the Credit Facility and the Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company. Under the Credit Facility and subordinated note indenture, the Company's subsidiaries are subject to the same covenants and restrictions that apply to the Company (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to the Company or another Subsidiary Guarantor).

         Management believes that cash generated from operations, its current cash resources and funds available under its Credit Facility will provide sufficient liquidity to ensure continued working capital for operations and funding of capital expenditures in the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K


List of Exhibits

         Exhibit No.                        Description of Instrument
         -----------                        -------------------------

             11                     Computation of weighted average
                                    number of shares of common stock


Reports on Form 8-K



         (1) On January 8, 1998 (as amended on February 17, 1998), the Company filed a report on Form 8-K which included: (a) the financial statements of a business acquired and related proforma financial information, (b) Exhibits related to an acquired business including the Stock and Asset Purchase Agreement and (c) Exhibits related to the Company's current Credit Agreement.



         (2) On March 10, 1998, the Company filed a report on Form 8-K which reported the issuance of a press release related to the completion of a $130 million subordinated note offering and unusual charges which would be recorded in the Company's results for the first quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       CONMED CORPORATION
                                                          (Registrant)




Date:  May 13, 1998




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