Form 10-Q
period 1998-06-30
CONMED CORP
filed 1998-08-13
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1998               Commission File Number 0-16093



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

                                 Yes  [ X ]   No [  ]

         The number of shares outstanding of registrant's common stock, as of August 1, 1998 is 15,102,283 shares.

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


Signatures

Exhibit Index

                                       CONMED CORPORATION

                                CONSOLIDATED STATEMENTS OF INCOME

                             (in thousands except per share amounts)

                                           (unaudited)

                                        For three months ended          For six months ended
                                        June               June           June          June
                                        1997               1998           1997          1998
                                     ---------          ---------      ---------      ---------
Net sales ......................     $  30,707          $  80,513      $  62,179      $ 160,755
                                     ---------          ---------      ---------      ---------

Cost and expenses:

  Cost of sales ................        16,259             40,874         32,734         85,264
  Selling and administrative ...         8,596             21,995         16,932         43,774
  Facility consolidation
    expense (Note 6) ...........          --                 --            2,328           --
  Research and development .....           791              2,874          1,542          5,601
                                     ---------          ---------      ---------      ---------

    Total operating expenses ...        25,646             65,743         53,536        134,639
                                     ---------          ---------      ---------      ---------

Income from operations .........         5,061             14,770          8,643         26,116

Interest income (expense),net ..           366             (7,666)           628        (15,181)
                                     ---------          ---------      ---------      ---------

Income before income taxes

  and extraordinary item .......         5,427              7,104          9,271         10,935

Provision for income taxes .....        (1,954)            (2,557)        (3,338)        (3,936)
                                     ---------          ---------      ---------      ---------

Income before extraordinary

  item .........................         3,473              4,547          5,933          6,999

Extraordinary item, net of

  income taxes (Note 5) ........          --                 --             --           (1,569)
                                     ---------          ---------      ---------      ---------

Net income .....................     $   3,473          $   4,547      $   5,933      $   5,430
                                     =========          =========      =========      =========

                                       CONMED CORPORATION

                                CONSOLIDATED STATEMENTS OF INCOME

                             (in thousands except per share amounts)

                                           (unaudited)
                                           (continued)

                                        For three months ended          For six months ended
                                        June               June           June          June
                                        1997               1998           1997          1998
                                     ---------          ---------      ---------      ---------
Per share data:

Income before extraordinary item
         Basic .................     $     .23          $     .30      $     .40      $     .46
         Diluted ...............           .23                .30            .39            .46

Extraordinary item - (Note 5)
         Basic .................     $    --            $    --        $    --        $    (.10)
         Diluted ...............          --                 --             --             (.10)

Net Income
         Basic .................     $     .23          $     .30      $     .40      $     .36
         Diluted ...............           .23                .30            .39            .36

Weighted average common shares
         Basic .................        15,005             15,057         14,999         15,047
         Diluted ...............        15,193             15,326         15,227         15,286


See notes to consolidated financial statements.

                                   CONMED CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                          (in thousands except share amounts)

                   ASSETS

                                                               December        June
                                                                 1997          1998
                                                              ---------      ---------
                                                                           (unaudited)
Current assets:

  Cash and cash equivalents .............................     $  13,452      $   4,454
  Accounts receivable, net ..............................        47,188         49,055
  Income taxes receivable ...............................           245          1,326
  Inventories (Note 3) ..................................        61,971         68,774
  Deferred income taxes .................................         1,898          1,898
  Prepaid expenses and other current assets .............         1,186          2,573
                                                              ---------      ---------
         Total current assets ...........................       125,940        128,080
Property, plant and equipment, net ......................        55,339         57,442
Deferred income taxes ...................................        10,783         11,665
Goodwill, net ...........................................       153,360        158,489
Patents, trademarks, and other assets, net ..............       216,215        214,996
                                                              ---------      ---------
      Total assets ......................................     $ 561,637      $ 570,672
                                                              =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt (Note 5) ............     $  11,000      $  15,011
  Accounts payable ......................................         9,556         18,259
  Accrued interest ......................................          --            4,832
  Accrued payroll and withholdings ......................         6,831          8,269
  Other current liabilities .............................         3,220          1,774
                                                              ---------      ---------
      Total current liabilities .........................        30,607         48,145
Long-term debt (Note 5) .................................       354,000        340,375
Deferred compensation ...................................         1,235          1,347
Accrued pension .........................................         3,276          3,276
Long-term leases ........................................         2,651          2,366
Other long-term liabilities .............................         7,132          6,581
                                                              ---------      ---------
         Total liabilities ..............................       398,901        402,090
                                                              ---------      ---------

                                   CONMED CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                          (in thousands except share amounts)
                                      (continued)


                                                               December        June
                                                                 1997          1998
                                                              ---------      ---------
                                                                           (unaudited)
Shareholders' equity:

  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding .......          --             --

  Common stock, par value $.01 per share;
      40,000,000 authorized; 15,036,553 and
      15,076,050 issued and outstanding,in
      1997 and 1998, respectively .......................           151            151
  Paid-in capital .......................................       123,451        123,867
  Retained earnings .....................................        39,553         44,983
  Less 25,000 shares of common stock in treasury,

    at cost .............................................          (419)          (419)
                                                              ---------      ---------
         Total equity ...................................       162,736        168,582
                                                              ---------      ---------
      Total liabilities and shareholders' equity ........     $ 561,637      $ 570,672
                                                              =========      =========

See notes to consolidated financial statements.

                               CONMED CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30 1997 and 1998

                                 (in thousands)

                                   (unaudited)

                                                          1997           1998
                                                       ---------      ---------
Cash flows from operating activities:

  Net income .....................................     $   5,933      $   5,430
                                                       ---------      ---------
  Adjustments to reconcile net income
    to net cash provided by operations:

         Depreciation ............................         1,916          3,944
         Amortization ............................         1,604          7,849
         Extraordinary item, net of
           income taxes (Note 5) .................          --            1,569
         Increase (decrease) in cash flows
           from changes in assets and liabilities:

                  Accounts receivable ............         1,041         (1,867)
                  Income taxes receivable ........          --           (1,081)
                  Inventories ....................           230         (8,192)
                   Prepaid expenses and
                    other current assets .........          (593)        (1,387)
                  Other assets ...................          (147)          (574)
                  Accounts payable ...............          (106)         8,703
                  Income taxes payable ...........         1,876           --
                  Accrued interest ...............          --            4,832
                  Accrued payroll and withholdings          (742)         1,438
                  Other current liabilities ......         2,130         (1,731)
                  Deferred compensation and
                    other long-term liabilities ..           105           (439)
                                                       ---------      ---------
                                                           7,314         13,064

    Net cash provided by operations ..............        13,247         18,494
                                                       ---------      ---------

Cash flows from investing activities:

  Payment srelated to acquisition of Linvatec ....          --           (6,996)
  Acquisition of property, plant,
       and equipment .............................        (1,488)        (6,663)
                                                       ---------      ---------
    Net cash used by investing activities ........        (1,488)       (13,659)
                                                       ---------      ---------

                               CONMED CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30 1997 and 1998

                                 (in thousands)

                                   (unaudited)
                                   (continued)

                                                          1997           1998
                                                       ---------      ---------
Cash flows from financing activities:

  Proceeds of long-term debt .....................          --          126,100
  Proceeds from issuance of common stock .........            89            416
  Payments related to issuance of long-term debt .          --           (4,635)
  Payments on long-term debt and
    other obligations ............................           (37)      (135,714)
                                                       ---------      ---------
    Net cash provided (used)
         by financing activities .................            52        (13,833)
                                                       ---------      ---------
Net increase (decrease) in cash

   and cash equivalents ..........................        11,811         (8,998)

Cash and cash equivalents at beginning of period .        20,173         13,452
                                                       ---------      ---------
Cash and cash equivalents at end of period .......     $  31,984      $   4,454
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

Note 2 - Interim financial information

         The financial statements for the three and six months ended June 1997 and June 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 1997 and 1998 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1997 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. Certain 1997 amounts previously reported have been reclassified to conform with the current year presentation.

Note 3 - Inventories

         The components of inventory are as follows (in thousands):

                                                       December            June
                                                         1997              1998
                                                      --------          --------

                  Raw materials...............        $ 28,097          $ 30,706
                  Work-in-process............            6,569             8,378
                  Finished goods..............          27,305            29,690
                                                      --------          --------
                           Total.................     $ 61,971          $ 68,774
                                                      ========          ========

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

         The acquisition of Linvatec Corporation is being accounted for using the purchase method. The allocation of purchase price resulted in identifiable intangible assets, including patents and technology ($9,500,000), trademarks and tradenames ($96,000,000) and customer relationships ($97,000,000), aggregating $204,000,000, which will be amortized over periods from 5 to 40 years. Goodwill associated with the Linvatec acquisition approximated $75,000,000 and will be amortized on a straight-line basis over a 40-year period. Additionally, a portion of the purchase price was allocated to purchased in-process research and development ("R&D"). Purchased in-process R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $34,000,000 of the acquisition cost was expensed on December 31, 1997.

         In connection with the Linvatec acquisition, the Company entered into agreements with Zimmer, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company, pursuant to which Zimmer has agreed to distribute certain of Linvatec's products for periods ranging from six months to three years.

         The allocation of the purchase price for the Linvatec acquisition is based on management's preliminary estimates. It is possible that re-allocations will be required as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's financial position or results of operations.

On an unaudited pro forma basis, assuming the Davol and Linvatec acquisitions had occurred as of January 1, 1997, the consolidated results of the Company for the three and six months ended June, 1997 are estimated to be as follows (in thousands, except per share amounts):

                                                  For the Three     For the Six
                                                   Months Ended    Months Ended
                                                     June 1997       June 1997
                                                     ---------       ---------

         Pro forma revenues....................    $ 75,760          $152,284

         Pro forma net income (loss)...........    $  3,544          $(16,213)

         Pro forma earnings per share:

                  Basic........................    $    .24          $  (1.08)

                  Diluted......................    $    .23          $  (1.08)

Note 5 - Subordinated Note Offering

         As discussed under "Liquidity and Capital Resources", the Company completed a subordinated note offering in the aggregate principal amount of $130.0 million in March 1998. Proceeds from the offering amounting to $126.1 million were used to reduce the Company's term loans under its Credit Facility. Deferred financing fees related to the portion of the Credit Facility repaid amounting to $2.5 million ($1.6 million net of income taxes) were written-off as an extraordinary charge.

Note 6 - Facility Consolidation

         During the first quarter of 1997, the Company recorded a pre-tax charge of $2,328,000 related to the closure of the Company's Dayton, Ohio manufacturing facility. Operations of the Dayton facility, were transferred to the Company's manufacturing location in Rome, New York in 1997. The components of the charge consisted primarily of costs associated with employee severance and termination, and the impairment of the carrying value of fixed assets.

Note 7 - Subsidiary Guarantees

         The Company's Credit Facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries in existence on the closing dates of the Credit Facility and the Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                     December            June
                                                       1997              1998
                                                     --------          --------

         Current assets............................. $ 54,799          $ 71,062
         Non-current assets.........................  327,751           333,603
         Current liabilities........................   15,339            22,906
         Non-current liabilities....................  345,826           344,915

                                                   For the Three    For the Six
                                                    Months Ended    Months Ended
                                                      June 1998      June 1998
                                                     ----------      ---------

         Revenues................................... $ 56,671        $113,579
         Operating income...........................   10,586          17,973
         Net income.................................    1,825              90

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements.

Three months ended June 1998 compared to three months ended June 1997

         Sales for the quarter ended March 1998 were $80,513,000, an increase of 162% compared to sales of $30,707,000 in the quarter ended June 1997. The increase was the result of the acquisition of Linvatec on December 31, 1997 and the surgical suction instrument and tubing product line acquired from Davol on July 1, 1997.

         In connection with the Linvatec acquisition, the Company entered into agreements with Zimmer, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company, pursuant to which Zimmer agreed to distribute certain of Linvatec's products for periods ranging from six months to three years. Zimmer's distribution of the majority of these products ended in the second quarter of 1998 as the Company assumed responsibility for distribution of such products.

         Cost of sales increased to $40,874,000 in the current quarter compared to the $16,259,000 in the same quarter a year ago as a result of increased sales volume. The Company's gross margin percentage was 49.2% for the second quarter of 1998 as compared to 47.1% in the second quarter of 1997 reflecting the overall higher gross margin percentage of the Linvatec product lines as compared to the Company's other products.

         Selling and administrative costs increased to $21,995,000 in the current quarter as compared to $8,596,000 in the second quarter of 1997, primarily as a result of the Linvatec acquisition. As a percentage of sales, selling and administrative expense was 27.3% in the second quarter of 1998 as compared to 28.0% in the comparable 1997 period.

         Research and development expense was $2,874,000 in the second quarter of 1998 as compared to $791,000 in the second quarter of 1997. The increase reflects expense related to the Linvatec research and development activities.

         The second quarter of 1998 had interest expense of $7,666,000 compared to interest income of $366,000 in the second quarter of 1997. As discussed under Liquidity and Capital Resources, the Company acquired Linvatec Corporation on December 31, 1997 for $370 million that was borrowed under its Credit Facility. The Company had no borrowings outstanding during the second quarter of 1997.

Six months ended June 1998 compared to six months ended June 1997

         Sales for the six months ended June 1998 were $160,755,000, an increase of 159% compared to sales of $62,179,000 in the six months ended June, 1997. The increase was the result of the acquisition of Linvatec on December 31, 1997 and the surgical suction instrument and tubing product line acquired from Davol on July 1, 1997. Offsetting the incremental sales associated with these acquisitions was decreased sales related to the Company's ECG electrode product line. The Company believes that its line of ECG electrodes will continue to face pricing and other competitive pressures due to cost containment efforts by health care providers.

         Cost of sales increased to $85,264,000 in the first six months of 1998 as compared to the $32,734,000 in the same period a year ago as a result of increased sales volume. The Company's gross margin percentage was 47.0% for the first six months of 1998 as compared to 47.4% in the 1997 period. In connection with purchase accounting for the Linvatec acquisition, the Company increased the acquired value of inventory by $2.9 million over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly, this non-recurring adjustment served to reduce the Company's gross margin percentage by 1.9 percentage points. Excluding the impact of this nonrecurring adjustment, the Company's gross margin percentage was 48.9% in the first six months of 1998 reflecting the overall higher gross margin percentage of the Linvatec product lines as compared to the Company's other products.

         Selling and administrative costs increased to $43,774,000 in the first six months of 1998 as compared to $16,932,000 in the first six months of 1997, primarily as a result of the Linvatec acquisition. As a percentage of sales, selling and administrative expense was 27.2% in the first six months of 1998 and in the comparable 1997 period.

         Research and development expense was $5,601,000 in the first six months of 1998 as compared to $1,542,000 in the first six months of 1997. The increase reflects expense related to the Linvatec research and development activities.

         During the first quarter of 1997, the Company recorded a charge of $2,328,000 related to the closure of its Dayton, Ohio manufacturing facility. Operations of the Dayton facility were transferred to the Company's manufacturing location in Rome, New York.

         The first six months of 1998 had interest expense of $15,181,000 compared to interest income of $628,000 in the first six months of 1997. As discussed under Liquidity and Capital Resources, the Company acquired Linvatec Corporation on December 31, 1997 for $370 million that was borrowed under its Credit Facility. The Company had no borrowings outstanding during the first six months of 1997. The Company completed an offering of subordinated notes during the quarter ended March 1998 and used the net proceeds to repay a portion of the Company's term loans under its Credit Facility. Deferred financing fees relating to the portion of the Credit Facility repaid amounting to $2.5 million ($1.6 million net of income taxes) were written-off as an extraordinary item.

Liquidity and Capital Resources

         Net cash provided by operations was $18,494,000 for the first six months of 1998 as compared to $13,247,000 for the first six months of 1997. Operating cash flow for the first six months of 1998 was negatively impacted by lower net income resulting from acquisition related charges as compared to the first six months of 1997. Depreciation and amortization increased in 1998 primarily as a result of the completed acquisitions. Additionally, during the first quarter of 1998, the Company recorded a non-cash extraordinary charge related to the write-off of deferred financing fees. Operating cash flow for the first six months of 1998 was positively impacted by an increase in accrued interest and accounts payable. Adversely impacting operating cash flows for the first six months of 1998 was an increase in inventories related primarily to a buildup of Linvatec inventories in anticipation of an announced plant closing and inventory requirements related to the startup of sales and distribution operations previously managed by Zimmer.

         Net cash used by investing activities for the first six months of 1998 included $6,996,000 of transaction costs related to the Linvatec acquisition. Capital expenditures for the first six months of 1998 and 1997 amounted to $6,663,000 and $1,488,000, respectively.

          Financing activities during the first six months of 1998 involved the completion of a subordinated note offering in the aggregate principal amount of $130.0 million in March 1998. Net proceeds from the offering amounting to $126.1 million were used to repay a portion of the Company's loans under its Credit Facility. In addition to the net proceeds of the subordinated note offering, the Company made payments on loans under its Credit Facility aggregating $9.6 million during the first six months of 1998.

         In connection with the Linvatec acquisition, the Company borrowed $350.0 million under its Credit Facility. Upon the application of mandatory principal payments including the subordinated note proceeds, the Company's term loans at June 30, 1998 aggregate $220.4 million and are repayable quarterly over terms of five and seven years. The Company's Credit Facility also includes a $100 million revolving credit facility which expires December 2002, of which $95 million was available on June 30, 1998. The Credit Facility borrowings carry interest rates based on LIBOR plus 2.00% on the revolving credit facility and five-year term loan, and LIBOR plus 2.25% on the seven-year term loan. The interest rates at June 30, 1998 were 7.69%,7.94% and 7.69% for the five-year term loan, the seven-year term loan and revolving credit facility, respectively. Additionally, during the commitment period, the Company is obligated to pay a fee of .5% per annum on the unused portion of the revolving credit facility.

         The Company does not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently the Company has entered into two interest rate swaps expiring in June 2001 which convert $100 million of floating rate debt under the Company's Credit Facility into fixed rate debt at rates ranging from 7.18% to 8.25%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%.

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

         The Credit Facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries in existence on the closing dates of the Credit Facility and the Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company. Under the Credit Facility and subordinated note indenture, the Company's subsidiaries are subject to the same covenants and restrictions that apply to the Company (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to the Company or another Subsidiary Guarantor).

         Management believes that cash generated from operations, its current cash resources and funds available under its Credit Facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

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

Date:  August 13, 1998

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