Form 10-Q
period 1998-09-30
CONMED CORP
filed 1998-11-13
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1998          Commission File Number 0-16093


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

                                 Yes  [ X ]   No [  ]


         The number of shares outstanding of registrant's common stock, as of November 2, 1998 is 15,135,378 shares.

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
                             (in thousands except per share amounts)
                                           (unaudited)


                                          For three months ended         For nine months ended
                                         ------------------------      ------------------------
                                            Sept.          Sept.          Sept.         Sept.
                                            1997           1998           1997          1998
                                         ---------      ---------      ---------      ---------
Net sales ..........................     $  38,581      $  85,714      $ 100,760      $ 246,469
                                         ---------      ---------      ---------      ---------

Cost and expenses:
  Cost of sales ....................        21,601         41,121         54,335        126,377
  Selling and administrative .......         9,304         24,547         26,236         68,330
  Facility consolidation
    expense (Note 6) ...............          --             --            2,328           --
  Research and development .........           752          2,986          2,294          8,587
                                         ---------      ---------      ---------      ---------

    Total operating expenses .......        31,657         68,654         85,193        203,294
                                         ---------      ---------      ---------      ---------

Income from operations .............         6,924         17,060         15,567         43,175

Interest income (expense),net ......           134         (7,809)           762        (22,990)
                                         ---------      ---------      ---------      ---------

Income before income taxes
  and extraordinary item ...........         7,058          9,251         16,329         20,185

Provision for income taxes .........        (2,541)        (3,330)        (5,878)        (7,266)
                                         ---------      ---------      ---------      ---------

Income before extraordinary
  item .............................         4,517          5,921         10,451         12,919

Extraordinary item, net of
  income taxes (Note 5) ............          --             --             --           (1,569)
                                         ---------      ---------      ---------      ---------

Net income .........................     $   4,517      $   5,921      $  10,451      $  11,350
                                         =========      =========      =========      =========

                                       CONMED CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                             (in thousands except per share amounts)
                                           (unaudited)
                                           (continued)


                                          For three months ended         For nine months ended
                                         ------------------------      ------------------------
                                            Sept.          Sept.          Sept.         Sept.
                                            1997           1998           1997          1998
                                         ---------      ---------      ---------      ---------
Per share data:

Income before extraordinary item
         Basic .....................     $     .30      $     .39      $     .70      $     .85
         Diluted ...................           .30            .39            .69            .84

Extraordinary item - (Note 5)
         Basic .....................     $    --        $    --        $    --        $    (.10)
         Diluted ...................          --             --             --             (.10)

Net Income
         Basic .....................     $     .30      $     .39      $     .70      $     .75
         Diluted ...................           .30            .39            .69            .74

Weighted average common shares
         Basic .....................        14,987         15,102         14,995         15,065
         Diluted ...................        15,219         15,361         15,221         15,300


                 See notes to consolidated financial statements.

                                   CONMED CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                          (in thousands except share amounts)

           ASSETS
                                                               December       September
                                                                 1997            1998
                                                              ---------      ---------
                                                                            (unaudited)
Current assets:
  Cash and cash equivalents .............................     $  13,452      $   3,290
  Accounts receivable, net ..............................        47,188         56,883
  Income taxes receivable ...............................           245           --
  Inventories (Note 3) ..................................        61,971         74,138
  Deferred income taxes .................................         1,898          1,898
  Prepaid expenses and other current assets .............         1,186          2,384
                                                              ---------      ---------
         Total current assets ...........................       125,940        138,593
Property, plant and equipment, net ......................        55,339         57,684
Deferred income taxes ...................................        10,783         11,665
Goodwill, net ...........................................       153,360        161,780
Patents, trademarks, and other assets, net ..............       216,215        214,206
                                                             ---------      ---------
      Total assets ......................................     $ 561,637      $ 583,928
                                                              =========      =========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 5) ............     $  11,000      $  19,003
  Accounts payable ......................................         9,556         18,237
  Income taxes payable ..................................          --            1,967
  Accrued interest ......................................          --            1,580
  Accrued payroll and withholdings ......................         6,831          8,366
  Other current liabilities .............................         3,220          1,380
                                                              ---------      ---------
      Total current liabilities .........................        30,607         50,533
Long-term debt (Note 5) .................................       354,000        345,626
Deferred compensation ...................................         1,235          1,403
Accrued pension .........................................         3,276          3,276
Long-term leases ........................................         2,651          2,214
Other long-term liabilities .............................         7,132          6,095
                                                              ---------      ---------
         Total liabilities ..............................       398,901        409,147
                                                              ---------      ---------

                                   CONMED CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                          (in thousands except share amounts)


                                                               December       September
                                                                 1997            1998
                                                              ---------      ---------
                                                                            (unaudited)
Shareholders' equity:
  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding .......          --             --
  Common stock, par value $.01 per share;
      40,000,000 authorized; 15,036,553 and
      15,119,061 issued and outstanding,in
      1997 and 1998, respectively  ......................           151            152
  Paid-in capital .......................................       123,451        124,145
  Retained earnings .....................................        39,553         50,903
  Less 25,000 shares of common stock in treasury,
    at cost .............................................          (419)          (419)
                                                              ---------      ---------
         Total equity ...................................       162,736        174,781
                                                              ---------      ---------

      Total liabilities and shareholders' equity ........     $ 561,637      $ 583,928
                                                              =========      =========

                         See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1998
                                 (in thousands)
                                   (unaudited)
                                                                1997           1998
                                                             ---------       ---------
Cash flows from operating activities:
  Net income ..........................................      $  10,451       $  11,350
                                                             ---------       ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation .................................          2,979           6,028
         Amortization .................................          2,504          11,755
         Extraordinary item, net of
           income taxes (Note 5) ......................           --             1,569
         Increase (decrease) in cash flows
           from changes in assets and liabilities:
                  Accounts receivable .................         (5,696)         (9,695)
                  Inventories .........................          2,864         (14,760)
                  Prepaid expenses and
                    other current assets ..............           (414)         (1,198)
                  Other assets ........................            155          (1,873)
                  Accounts payable ....................            753           8,681
                  Income taxes payable ................          1,762           2,212
                  Accrued interest ....................           --             1,580
                  Accrued payroll and withholdings ....           (169)          1,535
                  Other current liabilities ...........            867          (2,125)
                  Deferred compensation and
                    other long-term liabilities .......            159          (1,020)
                                                             ---------       ---------
                                                                 5,764           2,689
                                                             ---------       ---------
    Net cash provided by operations ...................         16,215          14,039
                                                             ---------       ---------

Cash flows from investing activities:
  Payments related to business acquisitions ...........        (24,000)         (9,965)
  Acquisition of property, plant,
       and equipment ..................................         (6,884)         (9,924)
                                                             ---------       ---------
    Net cash used by investing activities .............        (30,884)        (19,889)
                                                             ---------       ---------

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1998
                                 (in thousands)
                                   (unaudited)
                                   (continued)
                                                                1997           1998
                                                             ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock ..............            213             694
  Payment for purchase of treasury stock ..............           (419)           --
  Borrowings under revolving credit facility(net) .....           --             1,000
  Proceeds of long-term debt ..........................           --           130,000
  Payments related to issuance of long-term debt ......           --            (4,635)
  Payments on long-term debt and
    other obligations .................................           (139)       (131,371)
                                                             ---------       ---------
    Net cash used by financing activities .............           (345)         (4,312)
                                                             ---------       ---------
Net decrease in cash
   and cash equivalents ...............................        (15,014)        (10,162)

Cash and cash equivalents at beginning of period ......         20,173          13,452
                                                             ---------       ---------
Cash and cash equivalents at end of period ............      $   5,159       $   3,290
                                                             =========       =========

                    See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Consolidation

         The consolidated financial statements include the accounts of CONMED Corporation (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a leading developer, manufacturer and supplier of a range of medical instruments and systems used in surgical and other medical procedures. The Company's product offerings include electrosurgical systems, electrocardiogram ("ECG") electrodes and accessories, surgical suction instruments, intravenous ("IV") therapy accessories and wound care products. Through its acquisition of Linvatec Corporation (Note 4), the Company has expanded its arthroscopic surgery product line and broadened its product offerings to include powered surgical instruments and imaging products for minimally invasive surgery. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.



Note 2 - Interim financial information

         The financial statements for the three and nine months ended September 1997 and September 1998 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 1997 and 1998 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1997 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. Certain 1997 amounts previously reported have been reclassified to conform with the current year presentation.



Note 3 - Inventories

         The components of inventory are as follows (in thousands):

                                         December       September
                                           1997            1998
                                          -------        -------
              Raw materials               $28,097        $34,684
              Work-in-process               6,569          6,323
              Finished goods               27,305         33,131
                                          -------        -------
                       Total              $61,971        $74,138
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

         The acquisition of Linvatec Corporation is being accounted for using the purchase method. The allocation of purchase price resulted in identifiable intangible assets, including patents and technology ($9,500,000), trademarks and tradenames ($96,000,000) and customer relationships ($97,000,000), aggregating $204,000,000, which will be amortized over periods from 5 to 40 years. Goodwill associated with the Linvatec acquisition approximated $80,000,000 and will be amortized on a straight-line basis over a 40-year period. Additionally, a portion of the purchase price was allocated to purchased in-process research and development ("R&D"). Purchased in-process R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $34,000,000 of the acquisition cost was expensed on December 31, 1997.

         In connection with the Linvatec acquisition, the Company entered into agreements with Zimmer, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company, pursuant to which Zimmer has agreed to distribute certain of Linvatec's products for periods ranging up to three years from the acquisition date.

         The allocation of the purchase price for the Linvatec acquisition is based on management's preliminary estimates. It is possible that re-allocations will be required as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's financial position or results of operations.

On an unaudited pro forma basis, assuming the Davol and Linvatec acquisitions had occurred as of January 1, 1997, the consolidated results of the Company for the three and nine months ended September 1997 are estimated to be as follows (in thousands, except per share amounts):

                                           For the Three      For the Nine
                                            Months Ended      Months Ended
                                           September 1997    September 1997

         Pro forma revenues............       $ 88,375          $250,769

         Pro forma net income (loss)...       $  5,402          $ (9,655)

         Pro forma earnings per share:

                  Basic................       $    .36          $   (.64)

                  Diluted..............       $    .35          $   (.64)

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



Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):
                                                     December         September
                                                       1997              1998
                                                       ----              ----

         Current assets............................. $ 54,799          $ 83,476
         Non-current assets.........................  327,751           334,801
         Current liabilities........................   15,339            24,563
         Non-current liabilities....................  345,826           341,783

                                                   For the Three   For the Nine
                                                   Months Ended    Months Ended
                                                  September 1998  September 1998
                                                  --------------  --------------

         Revenues................................... $ 61,285         $174,864
         Income from operations.....................   13,110           31,083
         Net income.................................    3,380            3,469

Note 8 - Subsequent Events


         On October 8, 1998, the Company entered into an asset purchase agreement whereby the Company would pay approximately $17,500,000 for the assets and business related to certain arthroscopy products. The acquisition is subject to various conditions, including the expiration or termination of the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and is expected to close in November 1998. The Company expects to fund the acquisition through available borrowings under its Credit Facility.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions, including the Linvatec acquisition; changes in business strategy; the indebtedness of the Company; the identification and remediation of Year 2000 issues; quality of management, business abilities and judgment of the Company's personnel; and the availability, terms and deployment of capital. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Three months ended September 1998 compared to three months ended September 1997

         Sales for the quarter ended September 1998 were $85,714,000, an increase of 122% compared to sales of $38,581,000 in the quarter ended September 1997. The increase was principally the result of the acquisition of Linvatec on December 31, 1997.

         Cost of sales increased to $41,121,000 in the current quarter compared to the $21,601,000 in the same quarter a year ago as a result of increased sales volume. The Company's gross margin percentage was 52.0% for the third quarter of 1998 as compared to 44.0% in the third quarter of 1997 reflecting the overall higher gross margin percentage of the Linvatec product lines as compared to the Company's other products.

         Selling and administrative costs increased to $24,547,000 in the current quarter as compared to $9,304,000 in the third quarter of 1997, primarily as a result of the Linvatec acquisition. As a percentage of sales, selling and administrative expense was 28.6% in the third quarter of 1998 as compared to 24.1% in the comparable 1997 period. The Linvatec business has required a higher level of selling and administrative expense as a percentage of sales as compared to the Company's historic levels. Additionally, goodwill and intangible amortization related to the Linvatec acquisition amounts to approximately $2.0 million per quarter or 2.3% of the Company's consolidated sales for the current quarter.

         Research and development expense was $2,986,000 in the third quarter of 1998 as compared to $752,000 in the third quarter of 1997. The increase reflects expense related to Linvatec research and development activities.

         The third quarter of 1998 had interest expense of $7,809,000 compared to interest income of $134,000 in the third quarter of 1997. As discussed under Liquidity and Capital Resources, the Company acquired Linvatec Corporation on December 31, 1997 for $370 million that was borrowed under its Credit Facility. The Company had no borrowings outstanding during the third quarter of 1997.

Nine months ended September 1998 compared to nine months ended September 1997

         Sales for the nine months ended September 1998 were $246,469,000, an increase of 145% compared to sales of $100,760,000 in the nine months ended September, 1997. The increase was principally the result of the acquisitions of Linvatec on December 31, 1997 and the surgical suction instrument and tubing product line from Davol on July 1, 1997.

         Cost of sales increased to $126,377,000 in the first nine months of 1998 as compared to the $54,335,000 in the same period a year ago as a result of increased sales volume. The Company's gross margin percentage was 48.7% for the first nine months of 1998 as compared to 46.1% in the 1997 period. In connection with purchase accounting for the Linvatec acquisition, the Company increased the acquired value of inventory by $2.9 million over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly, this non-recurring adjustment served to reduce the Company's gross margin percentage by 1.2 percentage points. Excluding the impact of this nonrecurring adjustment, the Company's gross margin percentage was 49.9% in the first nine months of 1998 reflecting the overall higher gross margin percentage of the Linvatec product lines as compared to the Company's other products.

         Selling and administrative costs increased to $68,330,000 in the first nine months of 1998 as compared to $26,236,000 in the first nine months of 1997, primarily as a result of the Linvatec acquisition. As a percentage of sales, selling and administrative expense was 27.7% in the first nine months of 1998 and 26.0% in the comparable 1997 period.

         Research and development expense was $8,587,000 in the first nine months of 1998 as compared to $2,294,000 in the first nine months of 1997. The increase reflects expense related to Linvatec research and development activities.

         During the first quarter of 1997, the Company recorded a charge of $2,328,000 related to the closure of its Dayton, Ohio manufacturing facility. Operations of the Dayton facility were transferred to the Company's manufacturing location in Rome, New York.

         The first nine months of 1998 had interest expense of $22,990,000 compared to interest income of $762,000 in the first nine months of 1997. As discussed under Liquidity and Capital Resources, the Company acquired Linvatec Corporation on December 31, 1997 for $370 million that was borrowed under its Credit Facility. The Company had no borrowings outstanding during the first nine months of 1997. The Company completed an offering of subordinated notes during the quarter ended March 1998 and used the net proceeds to repay a portion of the Company's term loans under its Credit Facility. Deferred financing fees relating to the portion of the Credit Facility repaid amounting to $2.5 million ($1.6 million net of income taxes) were written-off as an extraordinary item.

Liquidity and Capital Resources

         Net cash provided by operations was $14,039,000 for the first nine months of 1998 as compared to $16,215,000 for the first nine months of 1997.
Depreciation and amortization increased in 1998 primarily as a result of the completed acquisitions. Additionally, during the first quarter of 1998, the Company recorded a non-cash extraordinary charge related to the write-off of deferred financing fees. Operating cash flow for the first nine months of 1998 was positively impacted by increases in income taxes payable and accounts payable. Adversely impacting operating cash flows for the first nine months of 1998 was an increase in accounts receivable and inventories primarily as a result of the establishment of international sales and distribution operations previously managed by Zimmer.

         Net cash used by investing activities for the first nine months of 1998 and 1997 included $9,965,000 of costs related to the Linvatec acquisition and $24.0 million related to the acquisition of the surgical suction instrument and tubing product line from Davol, Inc., respectively. Capital expenditures for the first nine months of 1998 and 1997 amounted to $9,924,000 and $6,884,000, respectively.

          Financing activities during the first nine months of 1998 involved the completion of a subordinated note (the "Notes") offering in the aggregate principal amount of $130.0 million in March 1998. Net proceeds from the offering amounting to $126.1 million were used to repay a portion of the Company's loans under its Credit Facility. In addition to the net proceeds of the subordinated note offering, the Company made payments on loans under its Credit Facility aggregating $5.3 million during the first nine months of 1998.

         In connection with the Linvatec acquisition, the Company borrowed $350.0 million in term loans under its Credit Facility. Upon the application of mandatory principal payments including the subordinated note proceeds, the Company's term loans at September 30, 1998 aggregated $218.6 million and are repayable quarterly over terms of five and seven years. The Company's Credit Facility also includes a $100 million revolving credit facility which expires December 2002, of which $84 million was available on September 30, 1998. The Credit Facility borrowings carry interest rates based on LIBOR plus 2.00% on the revolving credit facility and five-year term loan, and LIBOR plus 2.25% on the seven-year term loan. The interest rates at September 30, 1998 were 7.63%,7.88% and 7.63% for the five-year term loan, the seven-year term loan and revolving credit facility, respectively. Additionally, during the commitment period, the Company is obligated to pay a fee of 0.5% per annum on the unused portion of the revolving credit facility.

         The Company does not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently, the Company has entered into two interest rate swaps expiring in June 2001 which convert $100 million of floating rate debt under the Company's Credit Facility into fixed rate debt at rates ranging from 7.18% to 8.25%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%.

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

         The Notes are in aggregate principal amount of $130 million and have a maturity date of March 15, 2008. The subordinated notes bear interest at 9.0% per annum which is payable semi-annually. The indenture governing the subordinated notes has certain restrictive covenants and provides for, among other things, mandatory and optional redemptions by the Company.

         The Credit Facility and Notes are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries in existence on the closing dates of the Credit Facility and the Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company. Under the Credit Facility and subordinated note indenture, the Company's subsidiaries are subject to the same covenants and restrictions that apply to the Company (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to the Company or another Subsidiary Guarantor).

         Management believes that cash generated from operations, its current cash resources and funds available under its Credit Facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

         The Company and its subsidiaries use information technology ("IT") and non-IT systems that contain embedded technology throughout their businesses. Third parties with which the Company has material relationships also use such systems. After December 31, 1999, these systems will face a potentially serious problem if they are not able to recognize and correctly process dates beyond December 31, 1999. All of the Company's products, operations and information technology systems have been inventoried and those that are not Year 2000 ready have been identified. The upgrading and testing of those which are not Year 2000 ready is on schedule to be completed by March 31, 1999. The Company is also in the process of contacting its vendors and customers to ascertain their preparation for the Year 2000 issue and is in the process of identifying critical business partners for which the need for additional due diligence will be assessed. The costs of the Company's Year 2000 assessment and remediation program have not been and are not expected to be material. However, because the program is not yet complete, there can be no assurances that such costs will not become material. Although the Company does not expect the Year 2000 issue to have a material effect on its results of operations, liquidity or financial condition, failure of critical IT systems could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, the Company cannot eliminate the risk that revenue will be lost or costs will be incurred as a result of the failure by third parties to properly remediate their Year 2000 issues. Because the Company has not identified any areas of its own or its third parties IT and non-IT systems that will not be Year 2000 compliant, it has not yet developed any necessary contingency plans.

Item 6.  Exhibits and Reports on Form 8-K


List of Exhibits

      Exhibit No.                             Description
      -----------                             -----------


         11                         Computation of weighted average number
                                    of shares of common stock

         27                         Financial Data Schedule



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







Date:  November 13, 1998




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



             27            - Financial Data Schedule