Form 10-K
period 1998-12-31
CONMED CORP
filed 1999-03-31
CIK 816956

Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the fiscal year ended December 31, 1998       Commission file number 0-16093


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

         The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $444,667,984 based upon the average bid and asked prices of stock, which was $29.75 on March 12, 1999.

         The number of shares of the Registrant's $0.01 par value common stock outstanding as of March 12, 1999 was 15,189,048.

          DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 9, 1999 for the annual meeting of stockholders to be held May 18, 1999, are incorporated by reference into Part III.

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


                                     Part IV

Item 14.              Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K


Signatures

Exhibit Index

                                     PART I

                               CONMED CORPORATION

Item 1.  Business

Forward Looking Statements

         This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED" or the "Company"--references to "CONMED" or the "Company" shall be deemed to include the Company's subsidiaries) that is based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this Form 10-K, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption "Item 1: Business -- Risk Factors" and elsewhere in this Form 10-K that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisition; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Form 10-K. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1: Business." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company is a leading developer, manufacturer and supplier of a broad range of medical instruments and systems used in orthopaedics, general surgery and other medical procedures. The Company's product offerings include arthroscopic surgery devices and products, electrosurgical systems, powered instruments for orthopaedic, arthroscopic and other surgical procedures, imaging products for minimally-invasive surgery, electrocardiogram ("ECG") electrodes and other general surgical and patient care devices. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals. Approximately 75% of the Company's revenues in 1998 were derived from the sale of single-use, disposable products. In addition, approximately 21% of the Company's revenues in 1998 were derived from sales outside of the United States.

         The Company has used strategic business acquisitions to broaden its product offerings, to increase its market share in certain product lines and to realize economies of scale. During the last five years, the Company has completed six significant business acquisitions. The completed acquisitions, together with internal growth, have resulted in a compound annual growth rate in net sales of 55% between 1994 and 1998.

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

         Furthermore, in the United States, the pressure on health care providers to contain costs has altered their purchasing patterns for general surgical instruments and disposable medical products. Many health care providers have entered into comprehensive purchasing contracts with fewer suppliers, who offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with group purchasing organizations ("GPOs"). GPOs aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. The Company believes that these trends will favor entities that offer a broad product portfolio.

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

Competitive Strengths

         The Company attributes its strong position in certain markets to the following competitive factors:

         Leading Market Position in Key Product Areas. The Company is a leading provider of arthroscopic surgery devices, electrosurgical systems, powered surgical instruments and ECG electrodes. The Company's product breadth has enhanced its ability to market its products to surgeons, hospitals, surgery centers, GPOs and other customers, particularly as institutions seek to reduce costs and to minimize the number of suppliers. In addition, many of the Company's products are sold under leading brand names, including CONMED(R), Linvatec(R), Aspen Labs(R) and Hall(R) Surgical.

         Broad Product Offering in Key Product Areas. The Company offers a broad product line in its key product areas. For example, the Company offers a complete set of the arthroscopy products a surgeon requires for most arthroscopic procedures, including instrument and repair sets, implants, shaver consoles and handpieces, video systems and related disposables. The Company's product offerings have enabled it to meet a wide range of customer requirements and preferences. In addition, the Company's customers are increasingly dealing with fewer vendors and demanding a broader product offering from vendors in order to reduce administrative costs.

         Marketing and Distribution Network. The Company's national sales force consists of approximately 200 sales representatives who seek to maintain close relationships with end-users. The Company's sales representatives are trained and educated in the applications for the products they sell and call directly on surgeons, hospital departments, outpatient surgery centers and physician offices. Additionally, through the December 31, 1997 acquisition of Linvatec Corporation from Bristol-Myers Squibb Company ("BMS"), the Company has expanded its international presence through sales subsidiaries and branches located in key international markets. The Company also maintains distributor relationships domestically and in numerous countries worldwide.

         Vertically-integrated Manufacturing. The Company manufactures most of its products. The Company's vertically integrated manufacturing process has allowed it to provide quality products, to react quickly to changes in demand and to generate manufacturing efficiencies, including purchasing raw materials used in a variety of disposable products in bulk. The Company believes that its manufacturing capabilities allow it to contain costs, control quality and maintain security of proprietary processes. The Company continually evaluates its manufacturing processes with the objective of increasing automation, streamlining production and enhancing efficiency in order to achieve cost savings.

         Research and Development Capabilities. CONMED has utilized its research and development capabilities to introduce new products, product enhancements and new technologies. Research and development expenditures were $12.0 million in 1998. Recent new product introductions include the E9000(R) drive console, BioStinger(R) miniscal repair device, Vcare(R) (a product for laparoscopic hysterectomy procedures), Hyfrecator(R) 2000 office-based electrosurgical unit and System 7500 electrosurgical unit with argon beam coagulation.

         Integrating Acquisitions. Since 1994, the Company has completed six acquisitions including the 1998 acquisition of Linvatec which more than doubled the size of the Company. These acquisitions have enabled the Company to broaden its product categories, expand its sales and distribution capabilities and increase its international presence. The Company's management team has demonstrated a historical ability to identify complementary acquisitions and to integrate acquired companies into the Company's operations.


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

         Realize Manufacturing and Operating  Efficiencies.  The Company expects to continue to review opportunities for consolidating product lines and streamlining production. The Company believes its vertically integrated manufacturing process should produce further opportunities to reduce overhead and to increase operating efficiencies and capacity utilization.

         Increase International Sales. The Company believes there are significant sales opportunities for its surgical products outside the United States. The Linvatec acquisition increased the Company's access to international markets. The Company intends to seek to expand its international presence and increase its penetration into international markets by utilizing Linvatec's relationships with foreign surgeons, hospitals and third-party payers, as well as foreign distributors. The Company also intends to utilize Linvatec's sales relationships to introduce Linvatec's customers to CONMED's products.

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

         Pursue Strategic Acquisitions. The Company believes that strategic acquisitions represent a cost-effective means of broadening its product line. The Company has historically targeted companies with proven technologies, established brand names and a significant portion of sales from single-use, disposable products. Since 1994, the Company has completed six acquisitions, expanding its product line to include surgical suction instruments, wound care products and most recently arthroscopic products and powered surgical instruments.

Risk Factors

         Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See "Item 1: Business -- Forward Looking Statements" relating to certain forward-looking statements in this Form 10-K.

         Significant Leverage and Debt Service

         The Company has indebtedness which is substantial in relation to its shareholders' equity, as well as interest and debt service requirements that are significant compared to its cash flow from operations. As of December 31, 1998, the Company had $384.9 million of debt outstanding, which represented 67.9% of total capitalization. In addition, on December 31, 1998, the Company had approximately $62.0 million available for borrowing under the revolving portion of the Company's principal bank credit agreement (the "Credit Facility").
         The degree to which the Company is leveraged could have important consequences to investors, including but not limited to the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions and other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited or impaired; and (iii) certain of the Company's borrowings, including its borrowings under the Credit Facility, are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates.

         The Company's ability to satisfy its obligations will depend upon the Company's future operating performance, which will be affected by the Company's ability to effectively integrate acquired businesses with the Company's operations and by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that the Company's operating results will be sufficient for the Company to meet its obligations. If the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as forgoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be implemented on terms acceptable to the Company, if at all. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Effects of Acquisitions Generally

         An element of the Company's business strategy has been to expand through acquisitions and the Company may seek to pursue acquisitions in the future. The success of the Company is dependent in part upon its ability to effectively integrate acquired operations with the Company's operations. While the Company believes that it has sufficient management and other resources to accomplish the integration of its past and future acquisitions, there can be no assurance in this regard or that the Company will not experience difficulties with customers, suppliers, distributors, personnel or others. In addition, there can be no assurance that the Company will be able to identify and make acquisitions on acceptable terms or that the Company will be able to obtain financing for such acquisitions on acceptable terms. In addition, the financial performance of the Company is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with the integration of such businesses.

         Limitations Imposed by Certain Indebtedness

         The Credit Facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, the ability of CONMED and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, make investments, engage in transactions with affiliates, sell assets, engage in mergers and acquisitions and realize important elements of its business strategy. The Credit Facility also requires the Company to meet certain financial ratios and tests. These covenants may prevent the Company from integrating its acquired businesses, pursuing acquisitions, significantly limit the operating and financial flexibility of the Company and limit its ability to respond to changes in its business or competitive activities. The ability of the Company to comply with such provisions may be affected by events beyond its control. In the event of any default under the Credit Facility, the Credit Facility lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable. If the Company were unable to repay such borrowings, the lenders thereunder could proceed against the collateral securing the Credit Facility, which consists of substantially all of the property and assets of CONMED and its subsidiaries.




     Significant Competition and Other Market Considerations

         The market for the Company's products is highly competitive. Many of these competitors offer a range of products in areas other than those in which the Company competes, which may make such competitors more attractive to surgeons, hospitals, GPO's and others. In addition, many of the Company's competitors are larger and have greater financial resources than the Company and offer a range of products broader than the Company's. Competitive pricing pressures or the introduction of new products by the Company's competitors could have an adverse effect on the Company's revenues and profitability. Some of the companies with which the Company now competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than the Company, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See "Item 1:
Business -- Competition."

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

         Patents and Proprietary Technology

         Much of the technology used in the markets in which the Company competes is covered by patents. The Company has numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 1999 through 2017 and has additional patent applications pending. See "Item 1:
Business -- Research and Development Activities." Although the Company does not rely solely on its patents to maintain its competitive position, the loss of the Company's patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around the Company's patents and to compete effectively with the Company's products. In addition, the cost to prosecute infringements of the Company's patents or the cost to defend the Company against patent infringement actions by others could be substantial. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged by competitors or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or provide the Company with a competitive advantage.

         Government Regulation of Products

         All of the Company's products are classified as medical devices subject to regulation by the Food and Drug Administration (the "FDA"). As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA to insure compliance with "Quality System Regulations," as defined by the FDA. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Many of the Company's products are also subject to industry-set standards.

         The Company is subject to product recall. The Company's product lines have experienced a number of product recalls. See "Item 1: Business-Government Regulation". Although no recall or production matter has had a material adverse effect on the Company's financial condition, there can be no assurance to this effect in the future.

         Risks Relating to International Operations

         A portion of the Company's operations are conducted outside the United States, with 21% of the Company's 1998 net sales constituting foreign sales. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, trade barriers, political risks, including political instability, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. There can be no assurance that such risks will not have a material adverse effect on the Company's business and results of operations.

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

Surgery Products

         The Company is a leading developer, manufacturer and supplier of a broad range of medical instruments and systems used in surgical and other medical procedures. The Company's surgery products include arthroscopic surgery devices and products, electrosurgical systems, powered surgical instruments, surgical suction instruments and imaging products used in minimally invasive surgery. These products are sold to surgeons, hospitals, outpatient surgery centers and physician offices primarily in the United States. Additionally, the Company provides repairs and services for its surgical products. Surgical products represented 85% of 1998 sales.

         Arthroscopic Surgery Devices and Products

         The Company offers a broad line of devices and products for use in arthroscopic surgery. Net sales attributable to arthroscopy products represented 36% of the Company's 1998 net sales.

         Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally-invasive endoscopes and related instruments. Minimally-invasive arthroscopy procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings. Approximately 75% of all arthroscopy is performed on the knee, although arthroscopic procedures are increasingly performed on smaller joints and shoulders.

         The Company's arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, fluid management systems, imaging products, implants and related disposable products. It is the Company's standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge. The Company has benefited from the introduction of new products and new technologies in the arthroscopic area, such as bioresorbable screws, "push-in" suture anchors, resection shavers and cartilage repair implants.

--------------------------------------------------------------------------------------------------------------------
                                     Arthroscopic Surgery Devices and Products
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
--------------------------------------------------------------------------------------------------------------------

Resection Shavers                    Shaver consoles and handpieces, disposable blades to      Apex(R)
                                     resect and remove soft tissue and bone; used in knee,
                                     shoulder and small joint surgery, as well as
                                     endoscopic sinus surgery.

Reconstructive Systems               Products used in knee  reconstructive surgery; includes   Paramax(R)
                                     instrumentation, screws, pins and drills.                 PinnACL(R)

Tissue Repair Sets                   Sets of instruments designed to attach specific torn or   Spectrum(R)
                                     damaged soft tissue to bone or other tissue in the        BioAnchor(R)
                                     knee, shoulder and wrist; includes guides, hooks and      Inteq(R)
                                     suture devices.

Fluid Management Systems             Disposable tubing sets, disposable and reusable inflow    Apex(R)
                                     devices, pumps and suction/waste management systems for   PuddleVac(R)
                                     use in  arthroscopic and general surgeries.               QuickFlow(R)

Imaging                              Surgical video systems for endoscopic procedures;         Apex(R)
                                     includes  autoclavable singlechip digital and            8180 Series
                                     threechip camera consoles, heads, endoscopes, light
                                     sources, monitors, VCRs and printers.

Implants                             Products including bioresorbable and metal interference   BioScrew(R)
                                     screws, anchors and staples for attaching tissue to       BioStinger(R)
                                     bone in the knee and shoulder.                            Ultrafix(R)
                                                                                               Revo(R)

Other Instruments and Accessories    Forceps, graspers, suction punches, probes, cases and     Shutt(R)
                                     other general instruments for  arthroscopic procedures.   TractionTower(R)
--------------------------------------------------------------------------------------------------------------------

     Electrosurgical Systems

         During 1996, 1997 and 1998, net sales attributable to electrosurgery products represented 49%, 45%, and 20% respectively, of the Company's net sales.

         Electrosurgery is the technique of using a high-frequency electric current which, when applied to tissue through special instruments, can be used to cut tissue, coagulate, or cut and coagulate simultaneously. An electrosurgical system consists of a generator, an active electrode in the form of a pencil or other instrument which the surgeon uses to apply the current from the generator to the target tissue and a ground pad to safely return the current to the generator. Electrosurgery is routinely used in most forms of surgery, including general, dermatologic, thoracic, orthopaedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and other endoscopic procedures.

         The Company's electrosurgical products include electrosurgical pencils, ground pads, generators, the argon-beam coagulation system, ABC(R), and related disposable products. ABC(R) technology is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the electrical current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC(R) over traditional electrosurgical coagulation in certain clinical situations, including open-heart, liver, spleen and trauma surgery.

--------------------------------------------------------------------------------------------------------------------
                                              Electrosurgical Systems
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
--------------------------------------------------------------------------------------------------------------------

Pencils                              Disposable and reusable instruments designed to deliver   Hand-trol(R)
                                     high-frequency electric current to cut and/or coagulate
                                     tissue.

Ground Pads                          Disposable ground pads to safely return the current to    Macrolyte(R)
                                     the generator; available in adult, pediatric and infant   Bio-gard(R)
                                     sizes.

Generators                           Monopolar and bipolar generators for surgical             EXCALIBUR Plus PC(R)
                                     procedures performed in a physician's office or clinic    SABRE(R)
                                     setting.                                                  Hyfrecator Plus(R)

Argon Beam Coagulation Systems       Specialized electrosurgical generators, disposable hand   ABC(R)
                                     pieces and ground pads for non-contact cutting and        Beamer Plus(R)
                                     coagulation of tissue.

Accessories                          Disposable products such as blades, forceps, adapters     CONMED(R)
                                     and cables.                                               Aspen Labs(R)
--------------------------------------------------------------------------------------------------------------------

         Powered Instruments

         The  Company  offers  a  broad  line  of  powered   instruments   which
represented 20% of the Company's 1998 net sales.

         Powered instruments are used to perform orthopaedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming and are driven by electric, battery or pneumatic power. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reuse items (e.g., burs, saw blades, drills and reamers). Powered instruments are generally categorized as either small bone, large bone or specialty powered instruments.

         The Company's line of powered instruments are sold principally under the Hall(R) Surgical brand name, for use in orthopaedic, oral/maxillofacial, podiatric, plastic, otolaryngologic, neurological and thoracic surgeries. Large bone powered instruments and specialty powered instruments are sold primarily to hospitals while small bone powered instruments are sold to hospitals, outpatient facilities and physician offices. Linvatec has devoted substantial resources to developing a new technology base for small bone instruments that can be easily adapted and modified for new procedures.

--------------------------------------------------------------------------------------------------------------------
                                                 Powered Instruments
--------------------------------------------------------------------------------------------------------------------
Product                                              Description                               Brand Name
--------------------------------------------------------------------------------------------------------------------
Small Bone                           Powered saws, drills and related disposable accessories   Hall(R) Surgical
                                     for small bone and joint surgical procedures.             E9000(R)
                                                                                               MicroChoice(R)
                                                                                               Surgairtome(R)

Large Bone                           Powered saws, drills and related disposable accessories   Hall(R) Surgical
                                     for use primarily in total knee and hip joint             VersiPower(R)
                                     replacements and trauma surgical procedures.              Series 4(R)

Specialty                            Procedure-specific powered saws, drills and related       UltraPower(R)
                                     disposable accessories for use in oral/ maxillofacial,    Hall Osteon(R)
                                     neurosurgery, otolaryngologic,  and thoracic procedures.  Orthairtome(R)

Other Powered Instruments            Powered sternum saw  handpieces and disposable saw        Hall(R) Surgical
                                     blades for use by  cardiothoracic surgeons during         E9000(R)
                                     open-heart procedures.                                    UltraPower(R)
                                                                                               Micro 100
--------------------------------------------------------------------------------------------------------------------

         Other General Surgical Products

         The Company's other general surgical products include a variety of products used in surgical settings. Other general surgical products represented 3%, 12% and 9% of the Company's 1996, 1997 and 1998 net sales, respectively.

--------------------------------------------------------------------------------------------------------------------
                                          Other General Surgical Products
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name

Laparoscopic Instruments             Specialized trocars, suction/irrigation                   UNIVERSAL Plus(R)
                                     electrosurgical instrument systems for use in             TroGard(R)
                                     laparoscopic surgery; includes disposable handles,        Trogard
                                     valve/control assemblies with disposable accessories      Finesse(TM)
                                     and  monopolar and bipolar scissors,  graspers and
                                     loops.

Surgical Suction Instruments and     Disposable surgical suction instruments and connecting    CONMED(R)
     Tubing                          tubing, including Yankauer, Poole, Frazier and
                                     Sigmoidoscopic instrumentation,  for use by
                                     physicians in the majority of open surgical
                                     procedures.
--------------------------------------------------------------------------------------------------------------------

Patient Care Products

         During 1996, 1997 and 1998 net sales attributable to patient care products represented 48%, 43% and 15% respectively, of the Company's net sales.

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

--------------------------------------------------------------------------------------------------------------------
                                               Patient Care Products
--------------------------------------------------------------------------------------------------------------------
Product                                                  Description                               Brand Name
--------------------------------------------------------------------------------------------------------------------
ECG Monitoring                      Line of  disposable  electrodes,  monitoring cables,            CONMED(R)
                                    lead wire products and  accessories designed  to                Ultratrace(R)
                                    transmit  ECG signals  from the heart to an ECG                 Cleartrace(R)
                                    monitor or recorder.

Wound Care                          Disposable transparent wound dressings                          ClearSite(R)
                                    comprising   proprietary  hydrogel; able  to absorb  2          Hydrogauze(R)
                                    1/2  times  its  weight  in  wound exudate.

Intravenous Therapy                 Disposable IV drip rate gravity controller and                  VENI-GARD(R)
                                    disposable catheter stabilization dressing designed to          MasterFlow(R)
                                    hold and secure an IV needle or catheter for use in IV          Stat 2(R)
                                    therapy.
--------------------------------------------------------------------------------------------------------------------

Marketing

         CONMED markets its products domestically through a sales force consisting of approximately 200 sales people. In order to provide a high level of expertise to medical specialties served, the Company's overall sales force is separated into dedicated groups for 1) arthroscopy, 2) power instruments and 3) electrosurgical systems, other general surgical products and patient care products. Each sales representative has a defined geographic area and is compensated on a commission basis or through a combination of salary and commission. The sales force is supervised and supported by area directors. Home office sales and marketing management provide the overall direction for the sales of the Company's products.

          CONMED's salespeople call on surgeons, hospitals, outpatient surgery centers and physician offices. The Company also has a corporate sales department that is responsible for interacting with GPO's. The Company believes that it has contracts with most such organizations and that the lack of any individual group purchasing contract will not adversely impact the Company's competitiveness in the marketplace. The sale of the Company's products is accompanied by initial and ongoing in-service training of the end user. The field sales force is trained in the technical aspects of the Company's products and their uses, and provides surgeons and medical personal with information relating to the technical features and benefits of the Company's products. For hospital inventory management purposes, at the hospitals' request, some products are sold to hospitals through distributors. The sales force is required to work closely with distributors where applicable and to maintain close relationships with end-users.

         The Company's international sales accounted for 21% of total revenues in 1998. Products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or with direct sales efforts. CONMED distributes its products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, France, Germany, Hong Kong, Spain and the United Kingdom.

         In connection with the Linvatec acquisition, Zimmer, a subsidiary of BMS specializing in orthopaedic implant products, agreed to continue distribution of the Company's large bone powered instruments in the United States and eight international countries for three years. Additionally, Zimmer has agreed to distribute the Company's arthroscopic and powered instrument in Japan and certain Eastern European countries for up to three years. Sales under these distribution agreements approximated 9% of the Company's 1998 net sales.

Research and Development Activities

         During the three years, 1996, 1997 and 1998, the Company spent approximately $3.0 million, $3.0 million and $12.0 million, respectively, for research and development. The Company's research and development departments consist of 99 employees.

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

         The Company has rights to numerous U.S. patents and corresponding foreign patents, covering a wide range of its products. The Company owns a majority of these patents and has licensed rights to the remainder, both on an exclusive and non-exclusive basis. In addition, certain patents are currently licensed to third parties on a non-exclusive basis. Due to technological advancements, the Company does not rely on its patents to maintain its competitive position, and believes that development of new products and improvement of existing ones is and will continue to be more important than patent protection in maintaining its competitive position.

Competition

         The markets for the Company's products are highly competitive, and many of the Company's competitors are substantially larger and stronger financially than the Company. However, the Company does not believe that any one competitor competes with the Company across all its product lines. Major competitors of the Company include Smith & Nephew plc, Stryker Corporation, Valleylab and Graphic Controls (units of Tyco International Ltd.) and Minnesota Mining and Manufacturing Company.

         The Company believes that product design, development and improvement, customer acceptance, marketing strategy, customer service and price are critical elements to compete in its industry. Other alternatives, such as medical procedures or pharmaceuticals, could at some point prove to be interchangeable alternatives to the Company's products.


Government Regulation

         Most if not all of the Company's products are classified as medical devices subject to regulation by the FDA. The Company's new products generally require FDA clearance under a procedure known as 510(k) premarketing notification. A 510(k) premarketing notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. Some products have been continuously produced, marketed and sold since May 1976 and require no 510(k) premarketing clearance. The Company's products generally are either Class I or Class II products with the FDA, meaning that the Company's products must meet certain FDA standards and are subject to the 510(k) premarketing notification clearance discussed above, but are not required to be approved by the FDA. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

         The Company has a quality control/regulatory compliance group of 85 employees that is tasked with assuring that all of the Company's products comply with design specifications and relevant government regulations. The Company and substantially all of its products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, and the Safe Medical Device Act of 1990, as amended in 1992.

         As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to insure compliance with Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820. Many of the Company's products are subject to industry-set standards. Industry standards relating to the Company's products are generally formulated by committees of the Association for the Advancement of Medical Instrumentation. The Company believes that its products presently meet applicable standards. The Company markets its products in a number of foreign markets. Requirements pertaining to its products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. The Company believes that its products currently meet applicable standards for the countries in which they are marketed.

         The Company is subject to product recall. All Company recalls prior to 1998 have been closed. The Company initiated three recalls during 1998 in the Hall Surgical product line. Corrective actions were taken to address the cause of the recalls. No recall or production matter has had a material effect on the Company's financial condition.

         Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations could have an adverse effect on the Company's financial condition or results of operations.

Employees

         As of December 31, 1998, the Company had 2,392 full-time employees, of whom 1,635 were in manufacturing, 99 in research and development, and the balance were in sales, marketing, executive and administrative positions. None of the Company's employees are represented by a union, and the Company considers its employee relations to be excellent. The Company has never experienced any strikes or work stoppages.

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

         Location                  Square Feet            Own or Lease            Expiration
-----------------------------   -----------------      ------------------    ---------------------
Utica, NY (three facilities)       650,000                  Own                    --

Largo, FL                          213,000                 Lease                  2009

Rome, NY                           120,000                  Own                    --

Englewood, CO                       65,000                  Own                    --

Juarez, Mexico                      25,000                 Lease              December 2000

Santa Barbara, CA                   18,000                 Lease              December 2001

El Paso, TX                         29,000                 Lease                April 2002

Manufacturing

         The Company manufactures most of its products. The Company believes its vertically integrated manufacturing process allows it to provide quality products and generate manufacturing efficiencies, including by purchasing raw materials for its disposable products in bulk. The Company also believes that its manufacturing capabilities allow it to contain costs, control quality and maintain security of proprietary processes. The Company uses various manual and 0automated equipment for fabrication and assembly of its products and is continuing to further automate its facilities.

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

Item 3.   Legal Proceedings

         From time to time the Company is a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, the Company establishes sufficient reserves to cover losses associated with such claims. The Company does not expect that the resolution of any pending claims will have a material adverse effect on the Company's financial condition or results of operations.

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

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock, par value $.01 per share, is traded on the Nasdaq National Market System (symbol - CNMD). At March 12, 1999, there were 1,376 registered holders of the Company's Common Stock and, in addition, the Company has been notified that, on such date, there were approximately 6,742 accounts held in "street name".

         The following table shows the high-low last sales prices for the years ended December 31, 1997 and 1998, as reported by the Nasdaq National Market System. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down and commission and may not necessarily represent actual transactions.

                                                                  1997
                                         -------------------------------------------------------
Period                                             High                        Low
                                         -------------------------------------------------------
First Quarter                                              $21.63                        $14.38

Second Quarter                                              19.25                         12.25

Third Quarter                                               21.50                         16.38

Fourth Quarter                                              29.75                         18.50



                                                                  1998
                                         -------------------------------------------------------
Period                                             High                        Low
                                         -------------------------------------------------------
First Quarter                                              $25.75                        $21.50

Second Quarter                                              26.00                         21.13

Third Quarter                                               24.88                         20.31

Fourth Quarter                                              33.00                         21.88

         The Company did not pay cash dividends on its Common Stock during 1997 and 1998. The Credit Facility prohibits the payment of cash dividends on the Company's Common Stock. The Company's Board of Directors presently intends to retain future earnings to finance the development of the Company's business.

Item 6.   Selected Financial Data
                                    FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                                        (In thousands, except per share data)

                                                                                     Years Ended December
                                                               -------------------------------------------------------------
                                                                 1994        1995         1996         1997          1998
                                                               ---------   ---------    ---------    ---------     ---------
 Statements of Operations Data(1):
      Net sales........................................        $  71,064   $  99,558    $ 125,630    $ 138,270     $ 336,442
                                                               ---------   ---------    ---------    ---------     ---------
      Cost of sales (2)................................           38,799      52,402       65,393       74,220       169,599

      Selling and administrative expense ..............           20,979      25,570       31,620       35,299        93,647
      Research and development expense ................            2,352       2,832        2,953        3,037        12,029
      Unusual items (3) ...............................                -          -             -       37,242             -
                                                               ---------   ---------    ---------    ---------     ---------
      Income (loss) from operations ...................            8,934      18,754       25,664      (11,528)       61,167
      Interest income (expense), net ..................             (628)     (1,991)        (217)        (823)      (30,891)
                                                               ---------   ---------    ---------    ---------     ---------
      Income (loss) before income taxes
        and extraordinary item ........................            8,306      16,763       25,447      (10,705)       30,276

      Provision (benefit) for income taxes ............            2,890       5,900        9,161       (3,640)       10,899
                                                               ---------   ---------    ---------    ---------     ---------
      Income (loss) before extraordinary item .........            5,416      10,863       16,286       (7,065)       19,377

      Extraordinary item, net of income taxes(4).......               -           -            -            -        (1,569)
                                                               ---------   ---------    ---------    ---------     ---------
      Net income (loss) ...............................        $   5,416   $  10,863   $   16,286   $   (7,065)    $  17,808
                                                               =========   =========   ==========   ==========     =========
 Earnings (Loss) Per Share Before Extraordinary Item:
      Basic ...........................................        $    0.60   $    1.03   $     1.16   $    (0.47)    $    1.28
                                                               =========   =========   ==========   ==========     =========
      Diluted..........................................        $    0.56   $    0.94   $     1.12   $    (0.47)    $    1.26
                                                               =========   =========   ==========   ==========     =========
 Earnings (Loss) Per Share:
      Basic............................................        $    0.60   $    1.03   $     1.16   $    (0.47)    $    1.18
                                                               =========   =========   ==========   ==========     =========

      Diluted..........................................        $    0.56   $    0.94   $     1.12   $    (0.47)    $    1.16
                                                               =========   =========   ==========   ==========     =========
 Weighted Average Number of Common Shares
     In Calculating (5):
      Basic earnings (loss) per share .................            9,032      10,517       14,045       14,997        15,085
                                                               =========   =========   ==========   ==========     =========
      Diluted earnings (loss) per share ...............            9,624      11,613       14,496       14,997        15,321
                                                               =========   =========   ==========   ==========     =========
 Other Financial Data:
      Depreciation and amortization  ..................        $   3,878   $   5,015    $   6,410   $    6,954      $ 23,601
      EBITDA(6)........................................           12,812      23,769       32,074       32,668        86,576
      Capital expenditures.............................            2,190       5,195        4,946        8,178        12,924
      Ratio of earnings to fixed charges (7)  .........           11.73x       8.84x       79.30x           (7)         1.95

                                                                                       December
                                                               -------------------------------------------------------------
                                                                 1994        1995         1996         1997          1998
                                                               ---------   ---------    ---------    ---------     ---------
 Balance Sheet Data(8):
      Cash and cash equivalents .......................        $   3,615   $  1,539     $ 20,173     $ 13,452      $  5,906
      Total assets ....................................           62,104    119,403      170,083      561,637       628,784
      Long-term debt (including current portion) ......            9,375     32,340            -      365,000       384,872
      Total shareholders' equity ......................           43,061     75,002      158,635      162,736       182,168
                                                                                 (footnotes on following page)

(1) Includes, based on the purchase method of accounting, the results of (i) Birtcher Medical Systems, Inc. ("Birtcher") from March 1995; (ii) the IV controller product line acquired from Master Medical Corporation ("Master Medical") from May 1995; (iii) NDM, Inc. ("NDM"), the subsidiary formed as a result of the product lines acquired from New Dimensions in Medicine, Inc., from February 1996; (iv) the surgical suction product line acquired from the Davol subsidiary ("Davol") of C.R. Bard, Inc., from July 1997 and
     (v) Linvatec Corporation from December 31, 1997, in each such case from the date of acquisition.

(2) Includes for 1998, $3.0 million of incremental expense related to the excess of the fair value at the acquisition date of Linvatec inventory over the cost to produce.

(3) Includes for 1997 a $34.0 million non-cash acquisition charge for the write-off of all of the in-process research and development products (comprised of products in the development stage) acquired in the Linvatec Acquisition, $0.9 million write-off of deferred financing fees resulting from refinancing the Company's loan agreements in connection with the Linvatec Acquisition, and $2.3 million charge for the closing of the Company's Dayton, Ohio manufacturing facility.

(4)  In  March  1998,  the Company  recorded   an  extraordinary  item of  $2.5
     million ($1.6 million net of income taxes) related to the write-off of deferred financing fees.

(5) All share and per share amounts have been adjusted to give effect to the Company's three-for-two stock splits in the form of stock dividends paid on December 27, 1994 and November 30, 1995.

(6) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, unusual items and inventory adjustments pursuant to purchase accounting. EBITDA is included herein because certain investors consider it to be a useful measure of a company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined in generally accepted accounting principles, and should not be considered in isolation or as a substitute for net income or cash flow from operations or as a measure of profitability or liquidity.

(7) The ratio of earnings to fixed charges is calculated by dividing fixed charges into income before income taxes and extraordinary items plus fixed charges. Fixed charges include interest expense, amortization of debt issuance cost and the estimated interest component of rent expense. In 1997, the Company had a deficiency of earnings to cover fixed charges of $10,558,000.

(8) Linvatec is included in the Historical Balance Sheet Data as of December 31, 1997, its date of acquisition, after a one-time non-cash acquisition charge of $34.0 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with Selected Historical Financial Information (Item 6) and the consolidated financial statements of CONMED which are included elsewhere or incorporated by reference in this Form 10-K.

General

The Company is a leading developer, manufacturer and supplier of a broad range of medical instruments and systems used in orthopaedics, general surgery and other medical procedures. On December 31, 1997, the Company acquired Linvatec Corporation from Bristol-Myers Squibb Company, more than doubling the revenues of the Company and positioning CONMED as a leading orthopaedic supplier of minimally invasive surgical products for arthroscopic surgery, as well as a leader in the powered surgical instrument market.

Results of Operations

         The following table presents, as a percent of net sales, certain categories included in CONMED's consolidated statements of income for the periods indicated:

                                                                        Years Ended December
                                                                  -----------------------------
                                                                   1996        1997       1998
                                                                  ------      ------     ------

Net sales.....................................................     100.0%      100.0%     100.0%
                                                                  ------      ------     ------
Cost of sales..................................................     52.1        53.7       50.4
   Gross profit................................................     47.9        46.3       49.6
Selling and administrative expense.............................     25.2        25.5       27.8
Research and development expense ..............................      2.3         2.2        3.6
Unusual items..................................................                 26.9
                                                                  ------      ------     ------
Income (loss) from operations..................................     20.4        (8.3)      18.2
Interest income (expense), net.................................     (0.2)        0.6       (9.2)
Income (loss) before income taxes and extraordinary item.......     20.2        (7.7)       9.0
Provision (benefit) for income taxes...........................      7.3        (2.6)       3.2
                                                                  ------      ------     ------
     Income (loss) before extraordinary item...................     12.9%       (5.1)%      5.8%
                                                                  ======      ======     ======

Years Ended December 31, 1998 and December 31, 1997

         Sales for 1998 were $336,442,000, an increase of 143% compared to sales of $138,270,000 in 1997. The increase was principally the result of the acquisitions of Linvatec on December 31, 1997 and the surgical suction instrument and tubing product line from Davol on July 1, 1997.

         Cost of sales increased to $169,599,000 in 1998 as compared to the $74,220,000 in 1997 as a result of increased sales volume. The increase in gross profit percentage is primarily a result of the Linvatec products which have a higher gross profit percentage than the Company's overall gross profit percentage. The Company's gross profit percentage was 49.6% in 1998 as compared to 46.3% in 1997. In connection with purchase accounting for the Linvatec acquisition, the Company increased the acquired value of inventory by $3.0 million over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly, this non-recurring adjustment served to reduce the Company's 1998 gross profit percentage by 0.8 percentage points. Additionally, certain of the Company's orthopaedic sales for the first six months were distributed through Zimmer, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company under provisions of distribution and transition agreements entered into in connection with the Linvatec acquisition. This arrangement served to adversely impact the Company's gross profit percentage for the first six months of 1998. As a result of the above factors, the Company's gross profit percentage was 52.0% in the second half of 1998 and 47.0% in the first half of 1998.

         Selling and administrative costs increased to $93,647,000 in 1998 as compared to $35,299,000 in 1997, primarily as a result of the Linvatec acquisition. As a percentage of sales, selling and administrative expense was 27.8% in 1998 and 25.5% in 1997. This increase reflects the overall higher selling and administrative efforts associated with the sales of the orthopaedic products acquired in connection with the Linvatec acquisition.

         Research and development expense was $12,029,000 in 1998 as compared to $3,037,000 in 1997. The increase reflects expense related to Linvatec research and development activities.

         There were no unusual charges recorded in 1998. As discussed below, in 1997 CONMED recorded $37.2 million of unusual items, including a $34.0 million non-cash acquisition charge for the write-off of the in-process research and development (comprised of products in the development stage) acquired in the Linvatec acquisition, $0.9 million of deferred financing fees resulting from the refinancing of the Company's loan agreements in connection with the Linvatec acquisition and a $2.3 million charge for the closing of CONMED's Dayton, Ohio manufacturing facility.

         Interest expense for 1998 was $30,891,000 compared to interest income of $823,000 in 1997. As discussed under Liquidity and Capital Resources, the Company acquired Linvatec Corporation on December 31, 1997 and borrowed $365 million under its credit facility. The Company had no borrowings outstanding during 1997, except the acquisition related borrowings on December 31, 1997. The Company completed an offering of subordinated notes during the quarter ended March 1998 and used the net proceeds to repay a portion of the Company's term loans under its credit facility. Deferred financing fees relating to the portion of the credit facility repaid amounting to $2.5 million ($1.6 million net of income taxes) were written-off as an extraordinary item in 1998.

Years Ended December 31, 1997 and December 31, 1996

         Sales for 1997 were $138.3 million, an increase of $12.7 million, or 10.1%, compared to sales of $125.6 million in 1996. The increase was primarily a result of the Davol product line acquisition effective July 1, 1997, and the NDM acquisition that was reflected in 1996 results only from February 23, 1996, the date of acquisition. Offsetting the incremental sales volume associated with the acquisitions was the effect of realignment of CONMED's domestic sales force effective January 1, 1997.

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

         Cost of sales increased to $74.2 million in 1997, an increase of $8.8 million, or 13.5%, compared to cost of sales of $65.4 million in 1996. CONMED's gross profit percentage was 46.3% in 1997 as compared to 47.9% in 1996. Factors adversely impacting the gross profit percentage in 1997 include the Davol product line, which has a lower gross profit percentage than CONMED's overall gross profit percentage, and the effects of lower pricing on ECG electrodes.

         Selling and administrative expense increased to $35.3 million in 1997, an increase of $3.7 million, or 11.6%, compared to selling and administrative expense of $31.6 million in 1996. As a percent of sales, selling and administrative expense increased to 25.5% in 1997 from 25.2% in 1996. Selling and administrative expense for the first two quarters of 1997 averaged 28.1% of net sales and were adversely impacted by incremental costs associated with CONMED's realignment of its domestic sales force which was completed in the second quarter of 1997. Selling and administrative expense for the last two quarters of 1997 declined to an average of 24.4% of net sales reflecting the completion of the sales force realignment and economies of scale resulting from the Davol product line acquisition effective July 1, 1997.

         Research and development expense was $3.0 million in each of 1997 and 1996. CONMED continues to conduct research and development activities in all of its product lines, with a particular emphasis on products for minimally invasive surgery.

         In 1997, CONMED recorded $37.2 million of unusual items, including a $34.0 million non-cash acquisition charge for the write-off of the in-process research and development (R & D) acquired in the Linvatec acquisition, $0.9 million of deferred financing fees resulting from the refinancing of the Company's loan agreements in connection with the Linvatec acquisition and a $2.3 million charge for the closing of CONMED's Dayton, Ohio manufacturing facility. Purchased in-process R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R & D is required to be expensed. The value assigned to purchased in-process R & D, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established, including arthroscopic resection and procedure specific surgical instruments ($10,112,000), imaging technology for minimally invasive surgical procedures ($11,706,000), specialty surgical powered instruments ($8,386,000), and other ($3,797,000). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value using a discount rate of 13%. At the date of acquisition, remaining costs to complete these projects were $162,000 for arthroscopic resection and procedure specific, $281,000 for imaging technology, $424,000 for specialty surgical powered instruments and $840,000 for other projects. During 1998, these projects were either completed or abandoned. These projects ranged from 60% to 90% complete at the date of acquisition. Costs to complete these projects consist primarily of direct salaries and wages. Revenues from certain of these projects began in 1998. The closure of the Dayton facility was completed in 1997 and the components of the charge consisted primarily of employee severance and the write-down of the carrying value of fixed assets.

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

         As a result of the unusual items, CONMED recognized an income tax benefit of $3.6 million in 1997. CONMED's effective tax rate for 1996 was 36.0%

Liquidity and Capital Resources

         Net cash provided by operations was $20,962,000 in 1998 as compared to $31,760,000 in 1997. Depreciation and amortization increased in 1998 primarily as a result of the completed acquisitions. Additionally, during the first quarter of 1998, the Company recorded a non-cash extraordinary charge related to the write-off of deferred financing fees. Operating cash flow for 1998 was positively impacted by increases in accounts payable and accrued interest, and a reduction in the net deferred income tax asset. Adversely impacting operating cash flows in 1998 was an increase in accounts receivable and inventories primarily as a result of the timing of CONMED's assumption of Linvatec's international operations previously managed by Zimmer. In connection with the Linvatec acquisition, CONMED assumed responsibility for the majority of Linvatec's international operation on July 1, 1998. Accordingly, the receivables and inventory of the international operations were not acquired or funded by CONMED until the second half of 1998.

         Net cash used by investing activities in 1998 included $17.5 million paid related to the arthroscopy product line acquisition from Minnesota Mining and Manufacturing Company and $14.4 million of payments related to the Linvatec and Davol acquisitions. Components of the Linvatec acquisition related payments include investment banking and professional fees related to the acquisition ($6.3 million), payments associated with the closure of Linvatec's San Dimas, California facility ($2.5 million), payments to Zimmer, Inc. to acquire demonstration equipment ($1.4 million) and other acquisition related payments ($2.5 million). Cash payments related to the Davol acquisition amounted to $1.7 million, of which $1.2 million represented severance costs associated with closure of the Company's Kansas manufacturing operation. Net cash used by investing activities in 1997 includes $24.0 million related to the acquisition of the surgical suction instrument and tubing product line from Davol, Inc. Capital expenditures for 1998 and 1997 amounted to $12.9 million and $8.2 million, respectively.

          Financing activities during 1998 involved the completion of a subordinated note (the "Notes") offering in the aggregate principal amount of $130.0 million in March 1998. Net proceeds from the offering amounting to $126.1 million were used to repay a portion of the Company's term loans under its credit facility. In addition to the net proceeds of the subordinated note offering, the Company made payments on loans under its credit facility aggregating $7.0 million during 1998.

         In connection with the Linvatec acquisition, the Company borrowed $350.0 million in term loans under its credit facility. Upon the application of mandatory principal payments including the subordinated note proceeds, the Company's term loans at December 31, 1998 aggregated $216.9 million and are repayable quarterly over remaining terms of four and six years. The Company's credit facility also includes a $100 million revolving credit facility which expires December 2002, of which $62.0 million was available on December 31, 1998. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. Additionally, certain events of default under the credit facility limit interest rate options available to the Company. The weighted average interest rates at December 31, 1998 under the term loans and the revolving credit facility were 7.32% and 7.39%, respectively. Additionally, during the commitment period, the Company is obligated to pay a fee of 0.5% per annum on the unused portion of the revolving credit facility.

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

         The credit facility is collateralized by all the Company's personal property. The credit facility contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The Company is also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales and also from any excess cash flow, as defined in the credit agreement. The Company's 1998 operating results will meet excess cash flow provisions of the credit agreement and, accordingly, the Company expects to make mandatory prepayments on the term loans of approximately $16 million by March 31, 1999. The significant portion of the prepayment amount will be borrowed under the Company's revolving credit facility. Coincident with this mandatory prepayment, it is expected that the interest rate on the term loans and revolving credit facility will be reduced by 0.25%.

         The Notes are in aggregate principal amount of $130 million and have a maturity date of March 15, 2008. The Notes bear interest at 9.0% per annum which is payable semi-annually. The indenture governing the Notes has certain restrictive covenants and provides for, among other things, mandatory and optional redemptions by the Company.

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

Year 2000

         The Company and its subsidiaries use information technology ("IT") and non-IT systems that contain embedded technology throughout their businesses. Third parties with which the Company has material relationships also use such systems. After December 31, 1999, these systems will face a potentially serious problem if they are not able to recognize and correctly process dates beyond December 31, 1999. All of the Company's products, operations and information technology systems have been inventoried and those that are not Year 2000 ready have been identified. The upgrading and testing of those which are not Year 2000 ready is on schedule to be completed by June 30, 1999. The Company is also in the process of contacting its vendors and customers to ascertain their preparation for the Year 2000 issue and is in the process of identifying critical business partners for which the need for additional due diligence will be assessed. The costs of the Company's Year 2000 assessment and remediation program have not been and are not expected to be material. Although the Company does not expect the Year 2000 issue to have a material effect on its results of operations, liquidity or financial condition, failure of critical IT and non-IT systems could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, the Company cannot eliminate the risk that revenue will be lost or costs will be incurred as a result of the failure by third parties to properly remediate their Year 2000 issues. Because the Company has not identified any areas of its own or its third parties IT and non-IT systems that will not be Year 2000 compliant, it has not yet developed any necessary contingency plans.

Foreign Operations

         The Company's foreign operations are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

         An additional risk with respect to the Company's European operations relates to the conversion of certain European countries to a common currency which began January 1, 1999 (the "Euro Conversion"). The Company has formed an internal task force to evaluate the risks and implement any required actions with respect to the Euro Conversion. Based on the analysis of this task force, the Company does not believe that the costs to the Company to convert to a common currency will be material. Additionally the Company does not believe that there will be any material impact from a competitive point of view with respect to the impact of the Euro Conversion on the sales of products.

Item 8.   Financial Statements and Supplementary Data

         The Company's 1998 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 1999, are included elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         The Company and PricewaterhouseCoopers LLP have had no disagreements which would be required to be reported under this Item 9.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information with respect to the Directors and Executive Officers of the Company is incorporated herein by reference to the sections captioned "Proposal
One: Election of Directors" and "Directors, Executive Officers and Senior Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 9, 1999 for the annual meeting of shareholders to be held on May 18, 1999.

Item 11.  Executive Compensation

         Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive
Officers", "Stock Option Plans", "Pension Plans" and "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 9, 1999 for the annual meeting of shareholders to be held on May 18, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 9, 1999 for the annual meeting of shareholders to be held on May 18, 1999.

Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 9, 1999 for the annual meeting of shareholders to be held on May 18, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements:

(a)(1) List of Financial Statements                               Form 10-K Page

          Report of Independent Accountants                             F-1

          Consolidated Balance Sheets at December 1997 and 1998         F-2

          Consolidated Statements of Income for the Years Ended
               December 1996, 1997 and 1998                             F-3

          Consolidated Statements of Shareholders' Equity for the
               Years Ended December 1996, 1997 and 1998                 F-4

          Consolidated Statements of Cash Flows for the Years Ended
               December 1996, 1997 and 1998                             F-5

          Notes to Consolidated Financial Statements                    F-7

(2)       List of Financial Statement Schedules

          Valuation and Qualifying Accounts (Schedule VIII)             F-23

          All other  schedules  have been  omitted  because they
          are not applicable, or the required information is
          shown  in  the   financial   statements  or  notes
          thereto.

(3)       List of Exhibits
          The exhibits listed on the accompanying Exhibit Index on page 33 below are filed as part of this Form 10-K.

(b)       Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.
                                          CONMED CORPORATION

                                          March 30, 1999

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

 Signature                   Title                               Date

                             Chairman of the Board
                             Chief Executive Officer
                             President (Principal
                             Executive Officer) and
 /s/ EUGENE R. CORASANTI     Director                        March 30, 1999
 --------------------------
 Eugene R. Corasanti

                             Vice President-Finance
 /s/ ROBERT D. SHALLISH JR.  and Chief Financial Officer
 --------------------------- (Principal Financial Officer)   March 30, 1999
 Robert D. Shallish, Jr.

 /s/ JOSEPH J. CORASANTI     Executive Vice President
 --------------------------  General Manager and Director    March 30, 1999
 Joseph J. Corasanti

 /s/ LUKE A. POMILIO         Controller
 --------------------------  (Principal Accounting Officer)  March 30, 1999
 Luke A. Pomilio

 /s/ BRUCE F. DANIELS        Director                        March 30, 1999
 --------------------------
 Bruce F. Daniels

 /s/ ROBERT E. REMMELL       Director                        March 30, 1999
 --------------------------
 Robert E. Remmell

/s/ WILLIAM D. MATTHEWS      Director                        March 30, 1999
---------------------------
 William D. Matthews

/s/ STUART J. SCHWARTZ       Director
---------------------------
 Stuart J. Schwartz

                                  EXHIBIT INDEX
 Exhibit No.       Description of Instrument

2.1 - Plan and Agreement of Merger dated as of December 5, 1994 among the Company, CONMED Acquisition Corporation and Birtcher Medical Systems, Inc.-- incorporated herein by reference to appendix A of the Company's Registration Statement on S-4 (File No. 33-87746).

2.2 - Asset Purchase Agreement by and between New Dimensions In Medicine, Inc. and CONMED Corporation dated as of the 18th day of October 1995-- incorporated herein by reference to New Dimensions In Medicine, Inc's. (Commission File No. 1-09156) Report on Form 8-K dated October 18, 1995.

2.3 - Purchase Agreement, dated as of May 28, 1997, by and between Davol, Inc. and CONMED Corporation-- incorporated by reference to Exhibit 2 in the Company's Current Report on Form 8-K, filed on July 11, 1997.

2.4 - Stock and Asset Purchase Agreement dated as of November 26, 1997, between Bristol-Myers Squibb company and CONMED Corporation, as amended by an amendment dated as of December 31, 1997-- incorporated herein by reference to Exhibit 2.1(a) in the Company's Current Report on Form 8-K, filed on January 8, 1998.

2.5 - Amendment dated as of December 31, 1997, between Bristol-Myers Squibb Company and CONMED Corporation, to the Stock and Asset Purchase Agreement, dated as of November 26, 1997 between Bristol-Myers Squibb company and CONMED-- incorporated herein by reference to Exhibit 2.1(b) in the Company's Current Report on Form 8-K, filed on January 8, 1998.

2.6 Asset Purchase Agreement between Linvatec Corporation and Minnesota Mining & Manufacturing Company dated October 8, 1998.

3.1 - Amended and Restated By-Laws, as adopted by the Board of Directors on December 26, 1990-- incorporated herein by reference to the exhibit in the Company's Current Report on Form 8-K, dated March 7, 1991 (File No. 0-16093).

3.2 - 1996 Amendment to Certificate of Incorporation and Restated Certificate of Incorporation of CONMED Corporation -- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.1    - See Exhibit 3.1.

4.2    - See Exhibit 3.2.

4.3 - Credit Agreement, dated as of December 29, 1997, among CONMED Corporation, the several banks and other financial institutions of entities from time to time parties to the Agreement, Chase Securities Inc., Salomon Brothers Holding Company, Inc, and The Chase Manhattan Bank-- incorporated herein by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 8, 1998.

4.4 - Guarantee and Collateral Agreement, dated as of December 31, 1997, made by CONMED Corporation and certain of its subsidiaries in favor of The Chase Manhattan Bank-- incorporated herein by reference to Exhibit
         10.2 in the Company's Current Report on Form 8-K filed on January 8, 1998.

4.5 - Indenture, dated as of March 5, 1998, by an among CONMED Corporation, the Subsidiary Guarantors named therein and First Union National Bank, as Trustee--incorporated by reference to the exhibit in the Company's Registration Statement on Form S-8 filed on March 26, 1998 (File No. 333-48693).

10.1 - Employment Agreement between the Company and Eugene R. Corasanti, dated December 16, 1996-- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.2 - Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement)-- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992-- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.2 (a) Eugene R. Corasanti disability income plans with Northwestern Mutual Life Insurance Company, dated January 14, 1980 and March 7, 1981-- policy specification sheets-- incorporated herein by reference to Exhibit 10.0(a) of the Company's Registration Statement on Form S-2 (File No. 33-40455).

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

10.3 - 1992 Stock Option Plan (including form of Stock Option Agreement). -- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992.

10.4 - Stock Option Plan for Non-Employee Directors of CONMED Corporation-- incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.5 - Amendment to 1992 Stock Option Plan-- incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.6   - See 4.4.

10.7   - See 4.5.

10.8   - See 4.6

10.9 - Transition and Distribution Services Agreement, dated December 31, 1997, among Zimmer, Inc., Linvatec Corporation and CONMED Corporation-incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.10 - Distribution Agreement, dated December 31, 1997, among Zimmer, Inc., Linvatec Corporation and CONMED Corporation - incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

11     - Statement re: Computation of Per Share Earnings.

12     - Statement re: Computation of Ratios of Earnings to Fixed Charges

21     - Subsidiaries of the Registrant.

23     - Consent,   dated   March   30,  1999,  of  PricewaterhouseCoopers  LLP,
         independent auditors for CONMED Corporation.

27     - Financial Data Schedule.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CONMED Corporation

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14 (a)(i) and (2) on Page 28 present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Syracuse, New York
February 9, 1999

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             December 1997 and 1998
                      (In thousands except share amounts )

                                                                                         1997            1998
                                                                                      ---------        ---------
ASSETS
Current assets:
    Cash and cash equivalents...................................................      $  13,452        $   5,906
    Accounts receivable, less allowance for doubtful accounts of $2,708 in 1997
        and $2,213 in 1998......................................................         47,188           66,819
    Income taxes receivable (Note 6)............................................            245            1,441
    Inventories (Notes 1 and 3).................................................         61,971           78,058
    Deferred income taxes (Note 6)..............................................          1,898            2,776
    Prepaid expenses and other current assets..................................           1,186            4,620
                                                                                      ---------        ---------
               Total current assets.............................................        125,940          159,620
                                                                                      ---------        ---------
Property, plant and equipment, net (Notes 1 and 4)..............................         55,339           60,787
Deferred income taxes (Note 6)..................................................         10,783            3,900
Goodwill, net (Notes 1 and 2)...................................................        153,360          192,947
Patents, trademarks and other assets (Note 2)...................................        216,215          211,530
                                                                                      ---------        ---------
               Total assets.....................................................      $ 561,637        $ 628,784
                                                                                      =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 5)..................................      $  11,000        $  22,995
    Accounts payable............................................................          9,556           19,594
    Accrued payroll and withholdings............................................          7,014            9,665
    Accrued interest............................................................              -            6,069
    Other current liabilities...................................................          3,037            7,873
                                                                                      ---------        ---------
               Total current liabilities........................................         30,607           66,196
                                                                                      ---------        ---------
Long-term debt (Note 5).........................................................        354,000          361,877
Other long-term liabilities.....................................................         14,294           18,543
                                                                                      ---------        ---------
               Total liabilities................................................        398,901          446,616
                                                                                      ---------        ---------
Commitments (Notes 4, 7, 9, and 10)
Shareholders' equity (Notes 1 and 7):
    Preferred stock, par value $.01 per share; authorized 500,000 shares, none
        outstanding.............................................................             --               --
    Common stock, par value $.01 per share; 40,000,000 authorized; 15,061,538
        and 15,182,811, issued and outstanding in 1997 and 1998, respectively...            151              152
    Paid-in capital.............................................................        123,451          125,039
    Retained earnings...........................................................         39,553           57,361
    Cumulative translation adjustments..........................................              -               35
    Less 25,000 shares of common stock in treasury, at cost.....................           (419)            (419)
                                                                                      ---------        ---------
        Total shareholders' equity..............................................        162,736          182,168
                                                                                      ---------        ---------
               Total liabilities and shareholders' equity.......................      $ 561,637        $ 628,784
                                                                                      =========        =========

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended December 1996, 1997 and 1998
                     (In thousands except per share amounts)

                                                                        1996          1997          1998
                                                                      --------      --------      --------
Net sales (Note 8).............................................       $125,630      $138,270      $336,442
                                                                      --------      --------      --------

Cost of sales..................................................         65,393        74,220       169,599

Selling and administrative expense.............................         31,620        35,299        93,647

Research and development expense...............................          2,953         3,037        12,029

Unusual items (Note 11)........................................              -        37,242             -
                                                                      --------      --------      --------

                                                                        99,966       149,798       275,275
                                                                      --------      --------      --------

Income (loss) from operations..................................         25,664       (11,528)       61,167

Interest income (expense), net (Note 5)........................           (217)          823       (30,891)
                                                                      --------      --------      --------

Income (loss) before income taxes and
   extraordinary item..........................................         25,447       (10,705)       30,276

Provision (benefit) for income taxes (Notes 1 and 6)...........          9,161        (3,640)       10,899
                                                                      --------      --------      --------

Income (loss) before extraordinary item........................         16,286        (7,065)       19,377

Extraordinary item, net of income taxes (Note 5)...............              -             -        (1,569)
                                                                      --------      --------      --------

Net income (loss)..............................................       $ 16,286      $ (7,065)     $ 17,808
                                                                      ========      ========      ========

Per share data:

  Income (loss) before extraordinary item
           Basic...............................................       $   1.16          (.47)      $  1.28
           Diluted.............................................           1.12          (.47)         1.26

  Extraordinary item
           Basic...............................................              -             -          (.10)
           Diluted.............................................              -             -          (.10)
  Net income (loss)
            Basic..............................................           1.16          (.47)         1.18
            Diluted............................................           1.12          (.47)         1.16

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years Ended December 1996, 1997 and 1998
                                 (In thousands)

                                                                                         Cumulative                     Total
                                              Common Stock        Paid-in    Retained    Translation     Treasury   Shareholders'
                                             Number Amount        Capital    Earnings    Adjustments      Stock        Equity
                                           --------  --------     --------   --------      --------      --------     --------
Balance at December 1995  ..............   $ 11,000  $    110     $ 44,560   $ 30,332                                 $ 75,002

  Issuance of shares (Note 7)...........      2,998        30       61,705                                              61,735

  Exercise of stock options and a               991        10        4,208                                               4,218
    warrant (Note 7)......................

  Tax benefit arising from exercise of                               1,394                                               1,394
      stock options.....................

  Net income ...........................                                       16,286                                   16,286
                                           --------  --------     --------   --------      --------      --------     --------

Balance at December 1996 ...............     14,989       150      111,867     46,618                                  158,635

  Exercise of stock options.............         73         1          661                                                 662

  Tax benefit arising from exercise of                                 298                                                 298
    stock options.......................

  Issuance of a warrant (Note 2)........                            10,625                                              10,625
    Purchase of CONMED common stock
     (Note 7)...........................                                                                 $   (419)        (419)

  Net loss..............................                                       (7,065)                                  (7,065)
                                           --------  --------     --------   --------      --------      --------     --------

Balance at December 1997  ..............     15,062       151       123,451    39,553                        (419)     162,736

  Exercise of stock options.............        121         1        1,087                                               1,088

  Tax benefit arising from exercise of                                 501                                                 501
      stock options.....................

  Comprehensive income..................

     Translation adjustments............                                                   $     35

     Net income.........................                                       17,808

  Total comprehensive income............                                                                                17,843
                                           --------  --------     --------   --------      --------      --------     --------

Balance at December 1998  ..............     15,183  $    152      $125,039   $ 57,361      $     35      $   (419)    $182,168
                                           ========  ========     ========   ========      ========      ========     ========

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 1996, 1997 and 1998
                                 (In thousands)

                                                                             1996            1997           1998
                                                                          ----------      ----------      ---------
Cash flows from operating activities:
     Net income (loss)..............................................      $   16,286      $   (7,065)     $  17,808
     Adjustments to reconcile net income (loss) to net cash
         provided by operations:
         Depreciation...............................................           3,670           3,880          8,098
         Amortization...............................................           2,740           3,074         15,503
         Extraordinary item, net of income taxes (Note 5) ..........               -               -          1,569
         Write-off of in-process research and development (Note 2)..
                                                                                   -          34,000              -
         Increase (decrease) in cash flows from changes in assets
              and liabilities, net of effects from acquisitions
              (Note 2):
              Accounts receivable...................................          (1,552)         (1,499)       (19,614)
              Inventories...........................................             360           6,295        (19,303)
              Prepaid expenses and other current assets.............            (264)           (228)        (1,180)
              Accounts payable......................................              82             (73)        10,028
              Income tax receivable/payable.........................             195             521         (1,348)
              Income tax benefit of stock option exercises..........           1,394             298            501
              Accrued payroll and withholdings......................            (245)            263          2,834
              Accrued interest......................................               -               -          6,069
              Other current liabilities.............................              21           1,627         (1,347)
              Deferred income taxes.................................           3,713         (10,809)         7,039
              Other assets/liabilities, net.........................            (492)          1,476         (5,695)
                                                                          ----------      ----------      ---------
                                                                               9,622          38,825          3,154
                                                                          ----------      ----------      ---------

              Net cash provided by operations.......................          25,908          31,760         20,962
                                                                          ----------      ----------      ---------
Cash flows from investing activities:
     Payments related to business acquisitions (Note 2).............         (31,672)       (395,273)       (31,909)
     Acquisition of property, plant and equipment...................          (4,946)         (8,178)       (12,924)
                                                                          ----------      ----------      ---------
              Net cash used by investing activities.................         (36,618)       (403,451)       (44,833)
                                                                          ----------      ----------      ---------
Cash flows from financing activities:
     Proceeds of long-term debt.....................................          32,660         365,000        130,000
     Borrowings under revolving credit facility (Note 5) ...........               -               -         23,000
     Proceeds from issuance of common stock.........................          65,953             662          1,088
     Purchase of treasury stock (Note 7)............................               -            (419)             -
     Payments related to issuance of long-term debt.................               -               -         (4,635)
     Payments on long-term debt and other obligations...............         (69,269)           (273)      (133,128)
                                                                          ----------      ----------      ---------

              Net cash provided by financing activities.............          29,344         364,970         16,325
                                                                          ----------      ----------      ---------
                                  (continued)

Net increase (decrease) in cash and cash equivalents................          18,634          (6,721)        (7,546)
Cash and cash equivalents at beginning of year......................           1,539          20,173         13,452
                                                                          ----------      ----------      ---------
Cash and cash equivalents at end of year............................      $   20,173      $   13,452      $   5,906
                                                                          ==========      ==========      =========
Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
         Interest...................................................       $     941      $        -      $  24,078

         Income taxes...............................................           5,347           6,079          4,121

Supplemental non-cash investing and financing activities:

     As more fully described in Note 2, the Company issued a warrant for the purchase of 1,000,000 common shares with a value of $10,625,000 in connection with a 1997 acquisition.

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

Goodwill

         Goodwill is amortized over periods ranging from 13 to 40 years. Accumulated amortization of goodwill amounted to $6,468,000 and $10,996,000 at December 31, 1997 and 1998, respectively.

         When events and circumstances so indicate, the Company will assess the recoverability of its goodwill based upon cash flow forecasts (undiscounted and without interest). No impairment losses have been recognized in any of the periods presented.

Translation of foreign currency financial statements

         Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of shareholders' equity. Any transaction gains and losses are included in net income.

Earnings (loss) per share

         In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. Previously presented EPS amounts have been restated to reflect the method of computation required by SFAS No. 128. Income used in the EPS calculation is net income (loss) for each year. Shares used in the calculation of basic and diluted EPS were (in thousands):

                                                                                1996         1997          1998
                                                                                ------       ------        ------
     Shares used in the calculation of Basic EPS (weighted average
         shares outstanding)........................................            14,045       14,997        15,085

     Effect of dilutive potential securities........................               451            -           236
                                                                                ------       ------        ------

     Shares used in the calculation of Diluted EPS..................           14,496        14,997        15,321
                                                                               ======        ======        ======

         The 1997 calculation of diluted EPS excluded the effect of dilutive potential securities aggregating 230,000 shares because to give effect thereto would have been antidilutive given the net loss for the year. The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 218,000, 1,395,000 and 1,440,000 at December 31, 1996, 1997 and 1998, respectively.

Comprehensive income

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires companies to report another measure of operations called comprehensive income. This measure, in addition to "net income" includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: 1) unrealized gains and losses on certain investments in debt and equity securities; 2) foreign currency translation; and 3) minimum pension liability adjustments. The Company has reported comprehensive income within the Consolidated Statement of Shareholders' Equity.

Derivative financial instruments

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company will be required to adopt this standard in the fiscal year beginning January 1, 2000. Management does not believe that the adoption of this statement will have a material impact on the financial statements.

         The Company uses interest rate swaps to manage the interest risk associated with its variable rate debt. The Company accounts for interest rate swaps on the accrual method, whereby the net receivable or payable is recognized on a periodic basis and included as a component of interest expense. The Company does not trade in derivative securities.

         The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and interest rate swaps are as follows (in thousands):

                                                                   1997                        1998
                                                         Carrying        Fair         Carrying        Fair
                                                          Amount         Value         Amount        Value
                                                          ------         -----         ------        -----

Swap agreements....................................     $      -       $      -      $      -       $   (443)

Long-term debt (including current maturities)......      (365,000)     (365,000)     (384,872)      (384,872)

Fair values were determined from quoted market prices or discounted cash flows.

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

Note 2 -- Business Acquisitions

         On February 23, 1996, the Company acquired the business and certain assets of New Dimensions in Medicine, Inc. ("NDM") for a cash purchase price of approximately $31,600,000 and the assumption of $3,300,000 of net liabilities. The acquisition is being accounted for using the purchase method. Accordingly, the results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

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

         On December 31, 1997, the Company acquired the business and certain assets of Linvatec Corporation, a wholly-owned subsidiary of Bristol-Myers Squibb Company, for a cash purchase price of $370,000,000 (Note 5) and the assumption of $28,600,000 of liabilities. Bristol-Myers Squibb Company also received a warrant to purchase 1,000,000 shares of the Company's common stock at $34.23 per share. This warrant expires December 31, 2007, and was valued at $10,625,000.

         This acquisition is being accounted for using the purchase method. The allocation of purchase price resulted in identifiable intangible assets, including patents and technology ($9,000,000), trademarks and tradenames ($96,000,000) and customer relationships ($108,000,000), aggregating $213,000,000, which will be amortized over periods from 5 to 40 years. Goodwill associated with the Linvatec acquisition approximated $89,300,000 and will be amortized on a straight-line basis over a 40-year period. Additionally, a portion of the purchase price was allocated to purchased in-process research and development ("R&D"). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $34,000,000 of the acquisition cost was expensed on December 31, 1997. The value assigned to purchased in-process R&D, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established, including arthroscopic resection and procedure specific surgical instruments ($10,112,000), imaging technology for minimally invasive surgical procedures ($11,706,000), specialty surgical powered instruments ($8,386,000) and other ($3,796,000). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value using a discount rate of 13%. At the date of acquisition, remaining costs to complete these projects were $162,000 for arthroscopic resection and procedure specific, $281,000 for imaging technology, $424,000 for specialty surgical powered instruments and $840,000 for other projects. During 1998, these projects were either completed or abandoned. These projects ranged from 60% to 90% complete at the date of acquisition. Costs to complete these projects consist primarily of direct salaries and wages. Revenues from certain of these projects began in 1998.

         In connection with the Linvatec acquisition, the Company entered into agreements with Zimmer, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company, pursuant to which Zimmer has agreed to distribute certain of Linvatec's products for up to three years.

         During 1998 goodwill for the Davol and Linvatec acquisitions increased by $1.7 million and $28.9 million, respectively. The Davol increase reflects severance ($1.5 million) and other costs associated with the 1998 closure of the former Davol manufacturing operation located in Kansas. The significant components of the increase in Linvatec goodwill include the finalization of unfunded employee benefit obligations assumed at the acquisition date ($7.5 million), payments for investment banking fees and professional fees related to the acquisition ($6.3 million), payments and the writedown of fixed assets in connection with the closure of Linvatec's San Dimas. California facility which was completed in 1998 ($4.0 million), and payments and accruals related to contingent liabilities assumed with the acquisition ($4.5 million).

         On November 16, 1998, the Company acquired the assets related to an arthroscopy product line from Minnesota Mining and Manufacturing Company for a cash purchase price of $17,500,000. This acquisition is being accounted for using the purchase method. Accordingly, the results of operation of the acquired product line are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         The allocation of the purchase price for the arthroscopy product line acquisition referred to in the preceding paragraph is based on management's preliminary estimates. It is possible that re-allocation will be required as additional information becomes available. Management does not believe that such re-allocations will have a material effect on the Company's financial position or results of operations.

         On an unaudited pro forma basis, assuming the completed acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                                                     Year Ended December
                                                                                    1997              1998
     Pro forma net sales..................................................        $351,395          $345,192
                                                                                  ========          ========
     Pro forma income (loss) before extraordinary item....................        $ (8,624)         $ 19,505
                                                                                  ========          ========
     Pro forma income (loss) per share before extraordinary item:
         Basic............................................................        $   (.58)         $   1.29
                                                                                  ========          ========
         Diluted..........................................................        $   (.58)         $   1.27
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

Note 3 -- Inventories

         The components of inventory are as follows (in thousands):

                                                                                  1997        1998
     Raw materials........................................................     $ 28,097     $  35,204

     Work in process......................................................        6,569         7,429

     Finished goods.......................................................       27,305        35,425
                                                                               --------      --------
                                                                               $ 61,971      $ 78,058
                                                                               ========      ========

Note 4 -- Property, Plant and Equipment

         Details of property, plant and equipment are as follows (in thousands):

                                                                                  1997               1998
                                                                              -----------        -----------
     Land and improvements................................................    $    2,011         $    2,011

     Building and improvements............................................        22,319             27,966

     Machinery and equipment..............................................        51,963             57,801

     Construction in progress.............................................           314              2,416
                                                                              -----------        -----------
                                                                                  76,607             90,194

                  Less:  Accumulated depreciation.........................       (21,268)           (29,407)
                                                                              -----------        -----------
                                                                              $   55,339           $ 60,787
                                                                              ===========        ===========

         Rental expense on operating leases was approximately $327,000, $489,000 and $2,650,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 1998 are as follows:

           Year ending December 31 (in thousands):

       1999...........................   $   2,559

       2000...........................       2,568

       2001...........................       2,588

       2002...........................       2,314

       2003...........................       2,280

       Thereafter.....................      12,963

Note 5 -- Long Term Debt

         On December 30, 1997, in connection with the Linvatec acquisition (Note
2), the Company entered into a credit agreement with several banks providing for a $450,000,000 credit facility. The $450,000,000 credit facility is comprised of three sub-facilities: (i) a $210,000,000 five-year term loan with quarterly principal repayments; (ii) a $140,000,000 seven-year term loan with quarterly principal repayments; and (iii) a $100,000,000 revolving credit facility. The revolving credit facility expires on December 30, 2002. During the commitment period, the Company is obligated to pay a fee of 0.5% per annum on the unused portion of the revolving credit facility. A covenant under the credit facility required the Company to complete a senior subordinated note offering, which was completed in March 1998 with the net proceeds of $126.1 million being used to reduce the term loans under the credit facility. Deferred financing fees related to the portion of the term loans repaid amounting to $2.5 million ($1.6 million net of income taxes) were written off in March 1998 as an extraordinary item.

         As of December 31, 1998, the Company had $127,733,000,  $89,139,000 and
$38,000,000 outstanding under the five-year term loan, the seven-year term loan and the revolving credit facility, respectively. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. Additionally, certain events of default under the credit facility limit interest rate options available to the Company. The weighted average interest rates at December 31, 1998 under the five-year term loan, the seven-year term loan and the revolving credit facility were 7.19%, 7.46% and 7.39%, respectively. The Company has entered into two interest rate swaps expiring in June 2001 which convert $100 million of floating rate debt under the Company's credit facility into fixed rate debt at rates ranging from 7.18% to 8.25%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%.

         The term debt and revolving credit facility are collateralized by all the Company's personal property. The agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The Company is also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales and also from any excess cash flow, as defined in the credit agreement. Mandatory prepayments will be applied first to the prepayment of the term loans and then to reduce borrowings under the revolving credit facility. The Company's 1998 operating results will meet excess cash flow provisions of the credit agreement and, accordingly, the Company expects to make mandatory prepayments on the term loans of approximately $16 million by March 31, 1999. Such amounts are classified as long-term, consistent with the maturity date of the revolving credit facility. The significant portion of the prepayment amount will be borrowed under the Company's revolving credit facility. Coincident with this mandatory repayment, it is expected that the interest rate on the term loans and revolving credit facility will be reduced by 0.25%.

         As discussed above, the Company issued $130,000,000 of 9% Senior Subordinated Notes ("Notes"). The Notes mature on March 15, 2008, unless previously redeemed by the Company. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Notes are redeemable for cash at anytime on or after March 15, 2003, at the option of the Company, in whole or in part, at the redemption prices set forth therein, plus accrued and unpaid interest to the date of redemption. In addition, on or before March 15, 2001, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more offerings of common stock of the Company for cash at a redemption price of 109% of the principal amount thereof plus accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of the Notes remain outstanding after giving effect to any such redemption.

         The scheduled maturities of long-term debt outstanding at December 31, 1998 are as follows: 1999 -- $23,000,000; 2000 -- $32,600,000; 2001 --
$35,800,000;   2002  --  $76,900,000;   2003  --   $41,700,000;   thereafter  --
$174,900,000.

         The credit facility (including the term loans and the revolving credit facility) is guaranteed on a secured basis, and the Notes are guaranteed (the "Subsidiary Guarantees") by the Company's subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                                                          December 31,
                                                                                    1997                1998
                                                                                  --------            --------
     Current assets.........................................................      $ 54,799            $ 96,434

     Non-current assets.....................................................       327,751             359,499

     Current liabilities....................................................        15,339              30,367

     Non-current liabilities................................................       345,826             354,063

                                                                                    Year Ended December
                                                                             1996          1997             1998
                                                                          ----------     ---------        --------
     Revenues.....................................................         $53,015        $51,376         $239,491

     Operating income (loss)......................................          16,731        (16,452)          45,529

     Net income (loss)............................................          10,708        (10,529)           7,639

Note 6 -- Income Taxes
          The  provision   for  income  taxes   consists  of  the  following
          (in thousands):

                                                                             1996          1997             1998
                                                                          ----------     ---------        --------
     Current tax expense:

         Federal.......................................................   $   6,398       $   6,677      $   1,652

         State.........................................................         311             492            258

         Foreign ......................................................          --              --            210
                                                                          ----------      ---------       --------

                                                                              6,709           7,169          2,120

     Deferred income tax expense (benefit).............................       2,452         (10,809)         8,779
                                                                          ----------      ---------       --------

         Provision (benefit) for income taxes..........................   $   9,161        $ (3,640)       $10,899
                                                                          =========        ========        =======

         A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows (in thousands):
                                                                            1996         1997        1998
                                                                          ---------    --------     --------
     Tax provision at statutory rate based on income before
         Income taxes and extraordinary item...........................   $   8,906    $ (3,747)    $ 10,899

     Foreign sales corporation.........................................        (318)       (300)        (313)

     State taxes.......................................................         202         313          165

     Nondeductible intangible amortization.............................         280         224          243

     Other, net........................................................          91        (130)         (95)
                                                                          ---------    --------     --------

                                                                          $   9,161    $ (3,640)    $ 10,899
                                                                          =========    ========     ========

         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows (in thousands):


                                                                                   1997             1998
                                                                                ---------        ---------
     Assets:
          Receivables.....................................................    $       315      $       290
          Inventory.......................................................            518            1,002
          Deferred compensation...........................................            432              511
          Employee benefits...............................................            210              181
          Other...........................................................            682            1,056
          Leases..........................................................            928              373
          Goodwill and intangible assets..................................         12,168            4,400
          Birtcher net operating losses...................................          5,105            4,681
          Valuation allowance for deferred tax assets.....................         (5,105)          (4,681)
                                                                                ---------        ---------
                                                                                   15,253            7,813
                                                                                ---------        ---------
     Liabilities:
          Depreciation....................................................          1,745            1,044
          Interest charge DISC............................................             57               28
          Other...........................................................
                                                                                      770               65
                                                                                ---------        ---------
                                                                                    2,572            1,137
                                                                                ---------        ---------
                                                                                $  12,681        $   6,676
                                                                                =========        =========


         Net operating losses of the Company's Birtcher Medical Systems, Inc. subsidiary are subject to certain limitations and expire over the period 2008 to 2010. Management has established a valuation allowance of $4,681,000 to reflect the uncertainty of realizing the benefit of certain of these carryforwards. Further utilization of Birtcher operating loss carryforwards will serve to decrease goodwill associated with the Birtcher acquisition.

Note 7 -- Shareholders' Equity

         The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 1998, no preferred stock had been issued.

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

         During 1997, the Company was authorized to repurchase up to $30,000,000 of its common stock in the open market or in private transactions. The Company repurchased 25,000 shares of common stock in 1997 at an aggregate price of $419,000. The new credit agreement (Note 5) prohibits future repurchases of common stock during its term.

         The Company has reserved shares of common stock for issuance to employees and directors under three Stock Option Plans (the "Plans"). The option price on all outstanding options is equal to the estimated fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

     The following is a summary of incentive stock option activity under the Plans (in thousands, except per share amounts):

                                                                                                    Weighted-
                                                                                     Number          Average
                                                                                       of           Exercise
                                                                                     Shares           Price
                                                                                   ------------   --------------

       Outstanding at December 1995............................................          1,240     $      10.12

            Granted during 1996................................................            197            23.07
            Forfeited..........................................................            (10)            8.10
            Exercised..........................................................           (292)            4.14
                                                                                  ------------     ------------

       Outstanding at December 1996............................................          1,135            13.92
            Granted during 1997................................................            153            22.99
            Forfeited..........................................................            (10)
                                                                                                          10.09
            Exercised..........................................................            (73)            9.01
                                                                                  ------------     ------------

       Outstanding at December 1997............................................          1,205            15.39
            Granted during 1998................................................            509            23.64
            Forfeited..........................................................            (93)           24.44
            Exercised..........................................................           (121)            8.99
                                                                                  ------------     ------------

       Outstanding at December 1998                                                      1,500     $      17.90
                                                                                  ============     ============


       Exercisable:
            December 1996......................................................            559     $       9.96
            December 1997......................................................            690            10.12
            December 1998......................................................            856            14.24

         At December 31, 1998, the number of stock options outstanding with exercise prices less than $10, between $10 and $20, and greater than $20 were 152,000, 601,000 and 747,000, respectively. The weighted average price per share and remaining life for options in these categories were $5.74 and 3 years, $12.63 and 5 years, and $24.62 and 9 years, respectively. The number of shares exercisable at December 31, 1998 and the related weighted average price per share for options in these categories were 148,000 shares at $5.75, 506,000 shares at $12.00 and 202,000 shares at $26.09, respectively.

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB No. 25. No compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plans.

         Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 1996, 1997 and 1998 was $12.95, $11.87 and $11.57, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for options granted in 1996, 1997 and 1998, respectively: Risk-free interest rates of 6.45%, 5.96% and 5.41%; volatility factors of the expected market price of the Company's common stock of 54.31%, 51.31% and 48.72%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                                            1996          1997            1998
                                                                           -------       -------       -------
     Net income (loss)-- as reported...............................        $16,286       $(7,065)      $17,808
     Net income (loss)-- pro forma.................................         15,299        (7,427)       15,420
     EPS -- as reported:
          Basic....................................................           1.16         (0.47)         1.18
          Diluted..................................................           1.12         (0.47)         1.16

     EPS -- pro forma:
          Basic....................................................           1.09         (0.50)         1.02
          Diluted..................................................           1.06         (0.50)         1.01
          The pro-forma disclosures include only options granted after January 1, 1995.

Note 8 -- Business Segments, Geographic Areas and major Customers

         Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." CONMED's business is organized, managed and internally reported as a single segment comprised of medical instruments and systems used in surgical and other medical procedures. The Company believes its various product lines have similar economic, operating and other related characteristics.

         Information in the table below is presented on the basis the Company uses to manage its business. Export sales are reported within the geographic area where the final sales to customers are made (in thousands).

                                                                   Latin America
                               Europe and           Asia            Africa and         Total
             United States     Middle East         Pacific            Canada          Company
             -------------     -----------         -------            ------          -------
1998           $266,668          $ 31,134         $ 26,974          $ 11,666         $336,442
1997            118,673             8,000            8,521             3,076          138,270
1996            107,626             7,850            7,632             2,522          125,630

There were no significant investments in long-lived assets located outside the United States at December 31, 1997 and 1998.

         The Company uses medical supply distributors to distribute certain products to their end users (Note 1). Sales to one distributor totaled 14.5% and 15.3% of the Company's sales in 1996 and 1997, respectively. Sales to another distributor totaled 12.2% of the Company's sales in 1996.

Note 9 -- Pension Plans

         The Company maintains defined benefit plans covering substantially all employees. The Company makes annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

         Net pension cost for 1996, 1997 and 1998 included the following components (in thousands):

                                                                               1996        1997        1998
                                                                              ------     -------      ------
     Service cost-- benefits earned during the period..................       $  766     $  925       $2,324
     Interest cost on projected benefit obligation.....................          402        436        1,143
     Expected return on plan assets....................................         (336)      (395)      (1,046)
     Net amortization and deferral.....................................           32         44           27
                                                                              ------     -------      ------
     Net pension cost..................................................       $  864     $ 1,010      $2,448
                                                                              ======     =======      ======

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1998 (in thousands):

                                                                        1997         1998
                                                                      -------       -------
           Change in benefit obligation
           Projected benefit obligation at beginning of year.......   $ 6,112       $17,050
           Service cost............................................       925         2,324
           Interest cost...........................................       436         1,143
           Actuarial loss (gain)...................................       148          (195)
           Acquisition.............................................     9,557             -
           Benefits paid...........................................      (128)         (786)
                                                                      -------       -------
           Projected benefit obligation at end of year.............   $17,050       $19,536
                                                                      -------       -------


           Change in plan assets
           Fair value of plan assets at beginning of year..........   $ 4,405       $13,514
           Actual return on plan assets............................       536           773
           Acquisition.............................................     7,552             -
           Employer contribution...................................     1,149             -
           Benefits paid...........................................      (128)         (786)
                                                                      -------       -------
           Fair value of plan assets at end of year................   $13,514       $13,501
                                                                      -------       -------
           Change in funded status
           Funded status...........................................  $  3,536      $  6,035
           Unrecognized net actuarial loss.........................      (806)         (872)
           Unrecognized transition liability.......................       (72)          (68)
           Unrecognized prior service cost.........................      (184)         (173)
                                                                      -------       -------
           Accrued pension cost....................................   $ 2,474      $  4,922
                                                                      -------       -------

         For 1996, 1997 and 1998 actuarial calculation purposes, the weighted average discount rate was 7.0%, the expected long term rate of return was 8.0% and the rate of increase in future compensation levels was 4.0%.

Note 10 -- Legal Matters

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


Note 11 -- Unusual Items

         The unusual items for the year ended December 31, 1997 consist of the following (in thousands):



                    Write-off of purchased in-process R&D (Note 2)  ................................      $  34,000
                    Facility consolidations.........................................................          2,328
                    Write-off of deferred financing costs (Notes 2 and 5)  .........................            914
                                                                                                       ------------
                                                                                                          $  37,242

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

Note 12 -- Selected Quarterly Financial Data  ( Unaudited)

         Selected quarterly financial data for 1997 and 1998 are as follows (in thousands, except per share amounts):

                                                                 Three Months Ended
                                            March             June              September         December
                                            -----             ----              ---------         --------
1997
Net sales........................         $ 31,472          $ 30,707            $ 38,581           $ 37,510
Gross profit.....................           14,997            14,448              16,980             17,625
Unusual item.....................            2,328                 -                   -             34,914
Net income (loss)................            2,460             3,473               4,518           (17,516)
Earnings per share:
   Basic.........................             0.16              0.23                0.30             (1.17)

   Diluted.......................             0.16              0.23                0.30             (1.17)

                                            March             June              September         December
                                            -----             ----              ---------         --------
1998
Net sales........................         $ 80,242          $ 80,513            $ 85,714          $ 89,973
Gross profit.....................           35,860            39,639              44,593            46,751
Net income.......................              882             4,547               5,921             6,458

Earnings per share:
   Basic.........................             0.06              0.30                0.39              0.43

   Diluted.......................             0.06              0.30                0.39              0.42

As discussed in Note 11, the Company recorded several unusual items in the first and fourth quarters of 1997. As discussed in Note 5, the Company recorded an extraordinary charge in March 1998 related to the write-off of deferred financing fees of approximately $2.5 million (10 cents per share).

                SCHEDULE VIII--Valuation and Qualifying Accounts
                                 (in thousands)

                                                             Column C
                                                     --------------------------
                                                             Additions
                                      Column B       --------------------------                        Column E
                                      --------          (1)             (2)                          Balance at End
      Column A                        Balance at     Charged to      Charged to    Column D          ---------------
     ----------                      Beginning of    Costs and         Other      -----------         Balance at End
     Description                       Period        Expenses        Accounts     Deductions           of Period
     -----------                       ------        --------        --------     ----------           ---------
1998
   Allowance for bad debts..          $ 2,708           $ 459                         $ (954)            $2,213
   Inventory reserves.......          $ 7,411           $ 918         $ (61)          $(1,650)           $6,618
   Deferred tax asset
   Valuation allowance......          $5,105                                          $ (424)            $4,681

1997
   Allowance for bad debts..           $ 500            $887         $1.808           $ (487)            $2,708
   Inventory reserves.......           $ 462            $277         $6,672                              $7,411
   Deferred tax asset
   Valuation allowance......          $5,417                                          $ (312)            $5,105


1996
   Allowance for bad debts..           $ 400            $337                          $ (237)            $  500
   Inventory reserves.......           $ 504            $267                          $ (309)            $  462
   Deferred tax asset
   valuation allowance......          $5,417                                                             $5,417