Form 10-Q
period 1999-03-31
CONMED CORP
filed 1999-05-14
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1999              Commission File Number 0-16093


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

                                 Yes  [ X ]   No [  ]

         The number of shares outstanding of registrant's common stock, as of May 10, 1999 is 15,234,123 shares.

                               CONMED CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                          PART I FINANCIAL INFORMATION



    Item Number


         Item 1.  Financial Statements

                           - Consolidated Statements of Income

                           - Consolidated Balance Sheets

                           - Consolidated Statements of Shareholders' Equity

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



         Signatures


         Exhibit Index

Item 1.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Three Months Ended March 1998 and 1999
                     (in thousands except per share amounts)
                                   (unaudited)

                                                       1998          1999
                                                    --------      -------
Net sales .....................................     $ 80,242      $ 90,869
                                                    --------      -------
Cost and expenses:
  Cost of sales ...............................       44,390        43,542
  Selling and administrative ..................       21,779        26,566
  Research and development ....................        2,727         2,956
                                                    --------       -------

         Total operating expenses .............       68,896        73,064
                                                    --------      -------

Income from operations ........................       11,346        17,805

Interest expense, net .........................       (7,515)       (7,926)
                                                    --------      -------
Income before income taxes
  and extraordinary item ......................        3,831         9,879

Provision for income taxes ....................       (1,379)       (3,556)
                                                    --------      -------

Income before extraordinary item ..............        2,452         6,323

Extraordinary item, net of income taxes(Note 4)       (1,569)         --
                                                    --------      -------

Net income ....................................     $    883      $  6,323
                                                    ========      =======
Per share data:
  Income before extraordinary item
         Basic ................................     $    .16      $   .42
         Diluted ..............................          .16          .41

  Extraordinary item (Note 4)
         Basic ................................     $   (.10)     $    --
         Diluted ..............................         (.10)          --

  Net income
         Basic ................................     $    .06      $   .42
         Diluted ..............................          .06          .41

Weighted average common shares
         Basic ................................       15,038        15,174
         Diluted ..............................       15,320        15,570

                 See notes to consolidated financial statements.

                                   CONMED CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                           (in thousands except share amounts)

                                         ASSETS

                                                                            (unaudited)
                                                                December        March
                                                                  1998           1999
                                                               ---------      ---------

Current assets:
  Cash and cash equivalents ..............................     $   5,906      $   4,166
  Accounts receivable, net ...............................        66,819         68,906
  Income taxes receivable ................................         1,441           --
  Inventories, net (Note 3) ..............................        78,058         82,456
  Deferred income taxes ..................................         2,776          2,776
  Prepaid expenses and other current assets ..............         4,620          4,946
                                                               ---------      ---------
         Total current assets ............................       159,620        163,250
Property, plant and equipment, net .......................        59,044         58,037
Deferred income taxes ....................................         3,900          3,900
Goodwill, net ............................................       194,690        193,600
Patents, trademarks, and other assets, net ...............       211,530        209,654
                                                               ---------      ---------
         Total assets ....................................     $ 628,784      $ 628,441
                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ......................     $  22,995      $  25,390
  Accrued interest .......................................         6,069          3,036
  Accounts payable .......................................        19,594         20,713
  Income taxes payable ...................................          --            3,560
  Accrued payroll and withholdings .......................         9,665          6,445
  Other current liabilities ..............................         7,873          6,672
                                                               ---------      ---------
         Total current liabilities .......................        66,196         65,816
Long-term debt ...........................................       361,877        354,633
Other long-term liabilities ..............................        18,543         19,341
                                                               ---------      ---------
         Total liabilities ...............................       446,616        439,790
                                                               ---------      ---------

                                   CONMED CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                           (in thousands except share amounts)



                                                                            (unaudited)
                                                                December        March
                                                                  1998           1999
                                                               ---------      ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding .....          --             --
  Common stock, par value $.01 per share;
         40,000,000 shares authorized; 15,182,811 and
      15,201,913 shares issued and outstanding in
      1998 and 1999, respectively ........................           152            152
  Paid-in capital ........................................       125,039        125,245
  Retained earnings ......................................        57,361         63,684
  Cumulative translation adjustments .....................            35            (11)
  Less 25,000 shares of common stock in treasury,
    at cost ..............................................          (419)          (419)
                                                               ---------      ---------
                                                                 182,168        188,651
                                                               ---------      ---------
         Total liabilities and shareholders' equity ......     $ 628,784      $ 628,441
                                                               =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Three Months Ended March 1998 and 1999
                                 (in thousands)
                                   (unaudited)

                                                      1998         1999
                                                    --------      --------
Common stock at beginning and
  end of period ...............................     $    151      $    152
                                                    --------      --------

Paid-in capital
  Balance at beginning of period ..............      123,451       125,039
  Exercise of stock options ...................           74           206
                                                    --------      --------
  Balance at end of period ....................      123,525       125,245
                                                    --------      --------

Retained earnings
  Balance at beginning of period ..............       39,553        57,361
  Net income (A) ..............................          883         6,323
                                                    --------      --------
  Balance at end of period ....................       40,436        63,684
                                                    --------      --------

Accumulated other comprehensive income
  Balance at beginning of period
    Cumulative foreign currency translation
       adjustments ............................         --              35
  Other comprehensive income
    Foreign currency translation adjustments(B)         --             (46)
                                                    --------      --------
  Balance at end of period
    Cumulative foreign currency translation
       adjustments ............................         --             (11)
                                                    --------      --------

Treasury stock at beginning
    and end of period .........................         (419)         (419)
                                                    --------      --------

Total shareholders' equity ....................     $163,693      $188,651
                                                    ========      ========

Total comprehensive income (A + B) ............     $    883      $  6,277
                                                    ========      ========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 1998 and 1999
                                 (in thousands)
                                   (unaudited)
                                                           1998           1999
                                                       ---------      ---------
Cash flows from operating activities:
  Net income .....................................     $     883      $   6,323
                                                       ---------      ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ............................         1,959          2,176
         Amortization ............................         3,629          3,913
         Extraordinary item, net of income
           taxes (Note 4) ........................         1,569           --
         Increase (decrease) in cash flows
           from changes in assets and liabilities:
                  Accounts receivable ............        (6,089)        (2,133)
                  Inventories ....................           600         (4,996)
                  Prepaid expenses and
                    other current assets .........          (884)          (326)
                  Accounts payable ...............         6,387          1,119
                  Income taxes payable ...........         2,230          5,001
                  Accrued payroll and withholdings         1,013         (3,220)
                  Accrued interest ...............         1,938         (3,033)
                  Other current liabilities ......        (2,160)           323
                  Other assets/liabilities, net ..         2,954            952
                                                       ---------      ---------
                                                          13,146           (224)
                                                       ---------      ---------
         Net cash provided by operating activities        14,029          6,099
                                                       ---------      ---------
Cash flows from investing activities:
  Payments related to acquisition of Linvatec ....        (4,180)          --
  Acquisition of property, plant, and equipment ..        (2,961)        (3,196)
                                                       ---------      ---------
         Net cash used by investing activities ...        (7,141)        (3,196)
                                                       ---------      ---------
Cash flows from financing activities:
  Proceeds of long term debt .....................       130,000            900
  Repayments under revolving
    credit facility ..............................        (5,000)          --
  Proceeds from issuance of common stock .........            74            206
  Payments related to issuance of long-term debt .        (4,053)          --
  Payments on long-term debt .....................      (127,857)        (5,749)
                                                       ---------      ---------
      Net cash used by financing
          activities .............................        (6,836)        (4,643)
                                                       ---------      ---------
Net increase (decrease) in cash
   and cash equivalents ..........................            52         (1,740)
Cash and cash equivalents at beginning of period .        13,452          5,906
                                                       ---------      ---------
Cash and cash equivalents at end of period .......     $  13,504      $   4,166
                                                       =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Operations
------------------------------------

         The consolidated financial statements include the accounts of CONMED Corporation (the "Company"), and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is a leading developer, manufacturer and supplier of a range of medical instruments and systems used in surgical and other medical procedures. The Company's business is organized, managed and internally reported as a single segment. The Company believes its product offerings, which include arthroscopic surgery devices, powered surgical instruments, electrosurgical systems, electrocardiogram electrodes and accessories, surgical suction instruments, intravenous therapy accessories and wound care products, have similar economic, operating and other related characteristics. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

Note 2 - Interim financial information
--------------------------------------

         The statements for the three months ended March 1998 and 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 1999 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. Certain 1998 amounts previously reported have been reclassified to conform with the current year presentation.

Note 3 - Inventories
--------------------

The components of inventory are as follows (in thousands):

                                                    December              March
                                                       1998               1999
                                                     -------             -------
Raw materials ..........................             $35,204             $35,889
Work-in-process ........................               7,429               9,573
Finished goods .........................              35,425              36,994
                                                     -------             -------
         Total .........................             $78,058             $82,456
                                                     =======             =======

Note 4 - Subordinated Note Offering
-----------------------------------

         The Company completed a subordinated note offering (the "Notes") in the aggregate principal amount of $130.0 million in March 1998. Proceeds from the offering amounting to $126.1 million were used to reduce the Company's term loans under its credit facility. Deferred financing fees related to the portion of the credit facility repaid amounting to $2.5 million ($1.6 million net of income taxes) were written-off as an extraordinary charge.


Note 5 - Subsidiary Guarantees
------------------------------

         The Company's credit facility and Notes are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries in existence on the closing dates of the credit facility and the Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                              December      March
                                                                1998        1999
                                                                ----        ----

         Current assets.......................................$ 96,434   $106,432
         Non-current assets................................... 366,299    364,249
         Current liabilities..................................  30,367     27,515
         Non-current liabilities...............................363,160    358,255

                                                                 For the Three
                                                               Months Ended March
                                                                1998        1999

         Revenues.............................................$ 56,908  .. 69,268
         Operating income.....................................   7,680...  14,969
         Net income...........................................      24      4,495

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions, changes in business strategy; the indebtedness of the Company; the identification and remediation of Year 2000 issues; quality of management, business abilities and judgment of the Company's personnel; and the availability, terms and deployment of capital. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Three months ended March 1999 compared to three months ended March 1998

         Sales for the quarter ended March 1999 were $90,869,000, an increase of 13.2% compared to sales of $80,242,000 in the quarter ended March 1998. The increase was primarily the result of increased sales of orthopaedic products. A portion of this sales increase reflects the pricing impact of changes in distribution from the first quarter of 1999 as compared to 1998. In connection with the December 31, 1997 acquisition of Linvatec Corporation from Bristol-Myers Squibb ("BMS"), the Company entered into fixed price distribution agreements with Zimmer, Inc., a wholly-owned subsidiary of BMS, to distribute certain of the Company's orthopaedic products in selected geographic markets. In 1999, most of the products formerly distributed by Zimmer were sold and distributed directly by the Company, resulting in improved pricing for the affected products.

         Cost of sales decreased to $43,542,000 in the current quarter compared to the $44,390,000 in the same quarter a year ago. In connection with purchase accounting for the December 31, 1997 acquisition of Linvatec Corporation, the Company increased the acquired value of inventory by $3.0 million over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly, this non-recurring adjustment served to increase cost of sales during the first quarter of 1998 by $3.0 million. Excluding the impact of this adjustment, cost of sales increased from $41,397,000 in the first quarter of 1998 to $43,542,000 in the current quarter, as a result of increased sales volumes. Also excluding the nonrecurring adjustment, the Company's gross margin percentage for the first quarter of 1998 was 48.4% compared to 52.1% for the first quarter of 1999. The increase in gross margin percentage is primarily attributable to higher sales volumes as well as improved pricing resulting from the elimination of most of the fixed price product distribution agreements with Zimmer discussed previously.

         Selling and administrative costs increased to $26,566,000 in the current quarter as compared to $21,779,000 in the first quarter of 1998. As a percentage of sales, selling and administrative expense was 29.2% in the first quarter of 1999 as compared to 27.1% in the comparable 1998 period. The increase was primarily a result of costs associated with the direct selling and distribution of products formerly distributed through Zimmer and the launch of several new products.

         Research and development expense was $2,956,000 in the first quarter of 1999 as compared to $2,727,000 in the first quarter of 1998. As a percentage of sales, research and development expense was 3.3% in the first quarter of 1999 as compared to 3.4% in the comparable 1998 period. Both in amount and as a percentage of sales, such expense remained relatively consistent, representing the Company's ongoing efforts in this area.

         The first quarter of 1999 had interest expense of $7,926,000 compared to $7,515,000 in the first quarter of 1998. The increase in interest expense is a result of higher borrowings under the Company's revolving credit facility during the first quarter of 1999 as compared to the first quarter of 1998, partially offset by lower principal balances on the Company's term debt. The higher borrowings were primarily as a result of the Company's $17.5 million acquisition of an arthroscopy product line from Minnesota Mining and Manufacturing Company during the fourth quarter of 1998.

         As discussed under Liquidity and Capital Resources, during the first quarter of 1998, the Company completed an offering of subordinated notes (the "Notes") and used the net proceeds to repay a portion of the Company's term loans under its credit facility. Deferred financing fees relating to the portion of the credit facility repaid amounting to $2.5 million ($1.6 million net of income taxes) were written-off as an extraordinary charge. There was no such write-off during the first quarter of 1999.


Liquidity and Capital Resources

         Net cash provided by operations was $6,099,000 for the first three months of 1999 as compared to $14,029,000 for the first three months of 1998. Operating cash flow for the three months of 1999 was positively impacted by substantially higher net income and increases in depreciation and amortization expense as compared to the first three months of 1998. Also of benefit to operating cash flow in the first three months of 1999 as compared to the first three months of 1998 were increases in income taxes payable and other current liabilities and a smaller increase in accounts receivable. Negatively impacting operating cash flow for the first three months of 1999 as compared to the first three months of 1998 were increases in inventory and decreases in accrued payroll and withholdings and accrued interest.

         Net cash used by investing activities for the first three months of 1998 included $4,180,000 of transaction costs related to the Linvatec acquisition. There were no such costs incurred during the first three months of 1999. Capital expenditures for the first three months of 1999 and 1998 amounted to $3,196,000 and $2,961,000, respectively.

         Financing activities during the first quarter of 1999 consisted primarily of scheduled payments on the Company's term debt. Financing activities during the first quarter of 1998 involved the completion of the Notes offering in the aggregate principal amount of $130.0 million. Net proceeds from the offering amounting to $126.1 million were used to repay a portion of the Company's term loans under its credit facility.

         The Company's term loans at March 31, 1999 aggregate $211.1 million and are repayable quarterly over remaining terms of four and six years. The Company's credit facility also includes a $100 million revolving credit facility which expires December 2002, of which $62 million was available on March 31, 1999. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. The weighted average interest rates at March 31, 1999 under the term loans and the revolving credit facility were 7.22% and 7.26%, respectively. Additionally, the Company is obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

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

         The credit facility and Notes are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries in existence on the closing dates of the credit facility and the Notes (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company. Under the credit facility and Note indenture, the Company's subsidiaries are subject to the same covenants and restrictions that apply to the Company (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to the Company or another Subsidiary Guarantor).

         Management believes that cash generated from operations, its current cash resources and funds available under its credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Year 2000

         The Company and its subsidiaries use information technology ("IT") and non-IT systems that contain embedded technology throughout their businesses. Third parties with which the Company has material relationships also use such systems. After December 31, 1999, these systems will face a potentially serious problem if they are not able to recognize and correctly process dates beyond December 31, 1999. All of the Company's products, operations and information technology systems have been inventoried and those that are not Year 2000 ready have been identified. The upgrading and testing of those which are not Year 2000 ready is on schedule to be completed by June 30, 1999. The Company is also in the process of contacting its vendors and customers to ascertain their preparation for the Year 2000 issue and is in the process of identifying critical business partners for which the need for additional due diligence will be assessed. The costs of the Company's Year 2000 assessment and remediation program have not been and are not expected to be material. Although the Company does not expect the Year 2000 issue to have a material effect on its results of operations, liquidity or financial condition, failure of critical IT and non-IT systems could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, the Company cannot eliminate the risk that revenue will be lost or costs will be incurred as a result of the failure by third parties to properly remediate their Year 2000 issues. Because the Company has not identified any areas of its own or its third parties IT and non-IT systems that will not be Year 2000 compliant, it has not developed any contingency plans.

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


Item 6. Exhibits and Reports on Form 8-K


List of Exhibits

         Exhibit No.                Description of Instrument
         -----------                ------------------------------

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




Date:  May 14, 1999




                                                 /s/Robert D. Shallish, Jr.
                                                 --------------------------
                                                 Robert D. Shallish, Jr.
                                                 Vice President - Finance
                                                 (Principal Financial Officer)

                                  Exhibit Index


                                                                  Sequential
                                                                      Page
Exhibit                                                              Number

  11              - Computations of weighted average                   E-1
                    number of shares of common stock


  27              - Financial Data Schedule                            E-2