Form 10-Q
period 1999-06-30
CONMED CORP
filed 1999-08-13
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1999               Commission File Number 0-16093


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

                                 Yes  [ X ]   No [  ]

         The number of shares outstanding of registrant's common stock, as of August 4, 1999 is 15,294,798 shares.

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


         Item 6.  Exhibits and Reports on Form 8-K



         Signatures



         Exhibit Index

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                       For three months ended        For six months ended
                                     ------------------------      ------------------------
                                        June           June           June           June
                                        1998           1999           1998           1999
                                     ---------      ---------      ---------      ---------
Net sales ......................     $  80,513      $  90,483      $ 160,755      $ 181,352
                                     ---------      ---------      ---------      ---------

Cost and expenses:
  Cost of sales ................        40,874         42,825         85,264         86,367
  Selling and administrative ...        21,995         26,550         43,774         53,116
  Research and development .....         2,874          2,842          5,601          5,798
                                     ---------      ---------      ---------      ---------

    Total operating expenses ...        65,743         72,217        134,639        145,281
                                     ---------      ---------      ---------      ---------

Income from operations .........        14,770         18,266         26,116         36,071

Interest expense, net ..........        (7,666)        (7,814)       (15,181)       (15,740)
                                     ---------      ---------      ---------      ---------

Income before income taxes
  and extraordinary item .......         7,104         10,452         10,935         20,331

Provision for income taxes .....        (2,557)        (3,762)        (3,936)        (7,318)
                                     ---------      ---------      ---------      ---------

Income before extraordinary
  item .........................         4,547          6,690          6,999         13,013

Extraordinary item, net of
  income taxes (Note 4) ........          --             --           (1,569)          --
                                     ---------      ---------      ---------      ---------

Net income .....................     $   4,547      $   6,690      $   5,430      $  13,013
                                     =========      =========      =========      =========



                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                       For three months ended        For six months ended
                                     ------------------------      ------------------------
                                        June           June           June           June
                                        1998           1999           1998           1999
                                     ---------      ---------      ---------      ---------
Per share data:

Income before extraordinary item
         Basic .................     $     .30      $     .44      $     .46      $     .86
         Diluted ...............           .30            .43            .46            .84

Extraordinary item - (Note 4)
         Basic .................     $    --        $    --        $    (.10)     $    --
         Diluted ...............          --             --             (.10)          --

Net Income
         Basic .................     $     .30      $     .44      $     .36      $     .86
         Diluted ...............           .30            .43            .36            .84

Weighted average common shares
         Basic .................        15,057         15,235         15,047         15,204
         Diluted ...............        15,326         15,612         15,286         15,575

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                     (unaudited)
                                                        December         June
                                                          1998           1999
                                                       ---------      ---------
                           ASSETS
Current assets:
  Cash and cash equivalents ......................     $   5,906      $   2,519
  Accounts receivable, net .......................        66,819         70,515
  Income taxes receivable ........................         1,441           --
  Inventories (Note 3) ...........................        78,058         87,920
  Deferred income taxes ..........................         2,776          2,776
  Prepaid expenses and other current assets ......         4,620          4,178
                                                       ---------      ---------
         Total current assets ....................       159,620        167,908
Property, plant and equipment, net ...............        59,044         56,479
Deferred income taxes ............................         3,900          3,900
Goodwill, net ....................................       194,690        192,443
Patents, trademarks, and other assets, net .......       211,530        207,700
                                                       ---------      ---------
      Total assets ...............................     $ 628,784      $ 628,430
                                                       =========      =========

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                     (unaudited)
                                                        December         June
                                                          1998           1999
                                                       ---------      ---------
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..............     $  22,995      $  27,785
  Accrued interest ...............................         6,069          4,458
  Accounts payable ...............................        19,594         18,125
  Income taxes payable ...........................          --            7,526
  Accrued payroll and withholdings ...............         9,665          6,519
  Other current liabilities ......................         7,873          5,517
                                                       ---------      ---------
      Total current liabilities ..................        66,196         69,930
Long-term debt ...................................       361,877        341,478
Other long-term liabilities ......................        18,543         20,294
                                                       ---------      ---------
         Total liabilities .......................       446,616        431,702
                                                       ---------      ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding           --             --
  Common stock, par value $.01 per share;
      100,000,000 authorized; 15,182,811 and
      15,300,091 issued and outstanding,in
      1998 and 1999, respectively ................           152            153
  Paid-in capital ................................       125,039        126,605
  Retained earnings ..............................        57,361         70,374
  Cumulative translation adjustments .............            35             15
  Less 25,000 shares of common stock in treasury,
    at cost ......................................          (419)          (419)
                                                       ---------      ---------
         Total equity ............................       182,168        196,728
                                                       ---------      ---------

      Total liabilities and shareholders' equity .     $ 628,784      $ 628,430
                                                       =========      =========

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Six Months Ended June 1998 and 1999
                                 (in thousands)
                                   (unaudited)

                                                          1998          1999
                                                       ---------      ---------
Common stock
  Balance at beginning of period .................     $     151      $     152
  Exercise of stock options ......................          --                1
                                                       ---------      ---------
  Balance at end of period .......................           151            153
                                                       ---------      ---------

Paid-in capital
  Balance at beginning of period .................       123,451        125,039
  Exercise of stock options ......................           416          1,566
                                                       ---------      ---------
  Balance at end of period .......................       123,867        126,605
                                                       ---------      ---------

Retained earnings
  Balance at beginning of period .................        39,553         57,361
  Net income (A) .................................         5,430         13,013
                                                       ---------      ---------
  Balance at end of period .......................        44,983         70,374
                                                       ---------      ---------

Accumulated other comprehensive income
  Balance at beginning of period
    Cumulative foreign currency translation
       adjustments ...............................          --               35
  Other comprehensive income
    Foreign currency translation adjustments(B) ..          --              (20)
                                                       ---------      ---------
  Balance at end of period
    Cumulative foreign currency translation
       adjustments ...............................          --               15
                                                       ---------      ---------

Treasury stock at beginning
    and end of period ............................          (419)          (419)
                                                       ---------      ---------

Total shareholders' equity .......................     $ 168,582      $ 196,728
                                                       =========      =========

Total comprehensive income (A + B) ...............     $   5,430      $  12,993
                                                       =========      =========

See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30 1998 and 1999
                                 (in thousands)
                                   (unaudited)
                                                          1998           1999
                                                          ----           ----
Cash flows from operating activities:
  Net income .....................................     $   5,430      $  13,013
                                                       ---------      ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ............................         3,944          4,330
         Amortization ............................         7,849          8,095
         Extraordinary item, net of
           income taxes (Note 4) .................         1,569           --
         Increase (decrease) in cash flows
           from changes in assets and liabilities:
                  Accounts receivable ............        (1,867)        (3,716)
                  Inventories ....................        (8,192)       (11,039)
                  Prepaid expenses and
                    other current assets .........        (1,387)           442
                  Accounts payable ...............         8,703         (1,469)
                  Income taxes receivable/payable         (1,081)         8,967
                  Accrued interest ...............         4,832         (1,611)
                  Accrued payroll and withholdings         1,438         (3,146)
                  Other current liabilities ......        (2,305)          (668)
                  Other assets/liabilities, net ..          (439)         1,249
                                                       ---------      ---------
                                                          13,064          1,434
    Net cash provided by operations ..............        18,494         14,447
                                                       ---------      ---------

Cash flows from investing activities:
  Payments related to acquisition of Linvatec ....        (6,996)          --
  Acquisition of property, plant,
       and equipment .............................        (6,663)        (3,792)
                                                       ---------      ---------
    Net cash used by investing activities ........       (13,659)        (3,792)
                                                       ---------      ---------
Cash flows from financing activities:
  Proceeds of long term debt .....................       130,000            900
  Repayments under revolving
    credit facility ..............................       (10,000)        (5,000)
  Proceeds from issuance of common stock .........           416          1,567
  Payments related to issuance of long-term debt .        (4,635)          --
  Payments on long-term debt .....................      (129,614)       (11,509)
                                                       ---------      ---------
      Net cash used by financing
          activities .............................       (13,833)       (14,042)
                                                       ---------      ---------
Net decrease in cash
   and cash equivalents ..........................        (8,998)        (3,387)
Cash and cash equivalents at beginning of period .        13,452          5,906
                                                       ---------      ---------
Cash and cash equivalents at end of period .......     $   4,454      $   2,519
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

Note 2 - Interim financial information

         The financial statements for the three and six months ended June 1998 and 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 1999 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. Certain 1998 amounts previously reported have been reclassified to conform with the current year presentation.

Note 3 - Inventories

The components of inventory are as follows (in thousands):

                                            December            June
                                              1998              1999
                                            -------           -------
                  Raw materials.........    $35,204           $35,963
                  Work-in-process.......      7,429            11,472
                  Finished goods........     35,425            40,485
                                            -------           -------
                           Total........    $78,058           $87,920
                                            =======           =======

Note 4 - Subordinated Note Offering

         The Company completed a subordinated note offering (the "Notes") in the aggregate principal amount of $130,000,000 in March 1998. Proceeds from the offering amounting to $126,100,000 were used to reduce the Company's term loans under its credit facility. Deferred financing fees related to the portion of the credit facility repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written-off as an extraordinary charge.


Note 5 - Subsidiary Guarantees

         The Company's credit facility and Notes are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                      December     June
                                                      --------     ----
                                                        1998       1999
                                                        ----       ----
Current assets...................................    $ 96,434   $106,411
Non-current assets...............................     366,299    356,652
Current liabilities..............................      30,367     23,852
Non-current liabilities..........................     363,160    347,347

                                                          For the Six
                                                       Months Ended June
                                                       -----------------
                                                        1998       1999
                                                        ----       ----

Revenues.........................................    $113,579   $139,222
Operating income.................................      18,266     30,205
Net income.......................................       1,849      9,229


Note 6 - Subsequent Events

         On June 29, 1999, the Company entered into an agreement to purchase certain assets of the Powered Surgical Instrument business of Minnesota Mining and Manufacturing Company ("3M")). The Company and 3M have also agreed to a series of transition-related matters that will facilitate the transfer of the business. The acquisition was completed on August 11, 1999 for a purchase price of $39,000,000, before certain adjustments, which was funded through borrowings under the Company's amended credit facility (see discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

Three months ended June 1999 compared to three months ended June 1998

         Sales for the quarter ended June 1999 were $90,483,000, an increase of 12.4% compared to sales of $80,513,000 in the quarter ended June 1998. Approximately 5% of the sales increase reflects the pricing impact of changes in distribution from the second quarter of 1999 as compared to 1998. In connection with the December 31, 1997 acquisition of Linvatec Corporation from Bristol-Myers Squibb ("BMS"), the Company entered into fixed price distribution agreements with Zimmer, Inc., a wholly-owned subsidiary of BMS, to distribute certain of the Company's orthopaedic products in selected geographic markets. In 1999, most of the products formerly distributed by Zimmer were sold and distributed directly by the Company, resulting in improved pricing for the affected products. The remainder of the increase is a result of increased sales volumes, primarily of orthopaedic products, due to the acquisition of the fluid management business from 3M in November 1998 as well as increased demand for existing product lines.

         Cost of sales increased to $42,825,000 in the current quarter compared to the $40,874,000 in the same quarter a year ago. The Company's gross margin percentage for the second quarter of 1998 was 49.2% compared to 52.7% for the second quarter of 1999. The increase in gross margin percentage is primarily attributable to higher sales volumes of orthopaedic products as well as improved pricing resulting from the elimination of most of the fixed price distribution agreements with Zimmer discussed previously.

         Selling and administrative costs increased to $26,550,000 in the current quarter as compared to $21,995,000 in the second quarter of 1998. As a percentage of sales, selling and administrative expense was 29.3% in the second quarter of 1999 as compared to 27.3% in the comparable 1998 period. The increase was primarily a result of costs associated with the direct selling and distribution of products formerly distributed through Zimmer.

         Research and development expense was $2,842,000 in the second quarter of 1999 as compared to $2,874,000 in the second quarter of 1998. As a percentage of sales, research and development expense was 3.1% in the second quarter of 1999 as compared to 3.6% in the comparable 1998 period. The amount of research and development expense incurred in the second quarter of 1999 is consistent with the comparable 1998 quarter representing the Company's ongoing efforts in this area; the decrease in second quarter 1999 expense as a percentage of sales is primarily a result of higher sales in the second quarter of 1999 as compared to the second quarter 1998.

         Interest expense for the second quarter of 1999 was $7,814,000 compared to $7,666,000 in the second quarter of 1998. The increase in interest expense is a result of higher borrowings under the Company's revolving credit facility during the second quarter of 1999 as compared to the second quarter of 1998, partially offset by lower principal balances on the Company's term debt. The higher borrowings were primarily a result of the Company's $17,500,000 acquisition of a fluid management product line from 3M during the fourth quarter of 1998.

Six months ended June 1999 compared to six months ended June 1998

         Sales for the six months ended June 1999 were $181,352,000, an increase of 12.8% compared to sales of $160,755,000 in the six months ended June 1998. Approximately 5% of the increase reflects the pricing impact of changes in distribution from the first six months of 1999 as compared to 1998. In connection with the December 31, 1997 acquisition of Linvatec Corporation from Bristol-Meyers Squibb ("BMS"), the Company entered into fixed price distribution agreements with Zimmer, Inc., a wholly-owned subsidiary of BMS, to distribute certain of the Company's orthopaedic products in selected geographic markets. In 1999, most of the products formerly distributed by Zimmer were sold and distributed directly by the Company, resulting in improved pricing for the affected products. The remainder of the increase is a result of increased sales volumes, primarily of orthopaedic products, due to the acquisition of the fluid management product line from 3M in November 1998 as well as increased demand for existing product lines.

         Cost of sales increased to $86,367,000 in the six months ended June 1999 compared to $85,264,000 in the six months ended June 1998. In connection with purchase accounting for the December 31, 1997 acquisition of Linvatec Corporation, the Company increased the acquired value of inventory by $3,000,000 over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly, this non-recurring adjustment served to increase cost of sales during the first quarter of 1998 by $3,000,000. Excluding the impact of this adjustment, cost of sales increased from $82,271,000 in the first six months of 1998 to $86,367,000 in the first six months of 1999, as a result of increased sales volumes. Excluding the nonrecurring adjustment, the Company's gross margin percentage for the first six months of 1998 was 48.8% compared to 52.4% for the first six months of 1999. The increase in gross margin percentage is primarily attributable to higher sales volumes as well as improved pricing resulting from the elimination of most of the fixed price product distribution agreements with Zimmer discussed previously.

         Selling and administrative costs increased to $53,116,000 in the six months ended June 1999 as compared to $43,774,000 in the six months ended June 1998. As a percentage of sales, selling and administrative expense was 29.2% in the first half of 1999 as compared to 27.2% in the comparable 1998 period. The increase was primarily a result of costs associated with the direct selling and distribution of products formerly distributed through Zimmer and the launch of several new products.

         Research and development expense was $5,798,000 in the first half of 1999 as compared to $5,601,000 in the first half of 1998. As a percentage of sales, research and development expense was 3.2% in the first half of 1999 as compared to 3.5% in the comparable 1998 period. The amount of research and development expense incurred in the six months ended June 1999 is consistent with the comparable 1998 period representing the Company's ongoing efforts in this area; the decrease in six months ended June 1999 expense as a percentage of sales is primarily a result of higher sales in the six months ended June 1999 as compared to the six months ended June 1998.

         Interest expense for the six months ended June 1999 was $15,740,000 compared to $15,181,000 in the first six months of 1998. The increase in interest expense is a result of higher borrowings under the Company's revolving credit facility during the first half of 1999 as compared to the first half of 1998, partially offset by lower principal balances on the Company's term debt. The higher borrowings were primarily a result of the Company's $17,500,000 acquisition of an arthroscopy product line from 3M during the fourth quarter of 1998.

         As discussed under Liquidity and Capital Resources, during the first quarter of 1998, the Company completed an offering of subordinated notes (the "Notes") and used the net proceeds to repay a portion of the Company's term loans under its credit facility. Deferred financing fees relating to the portion of the credit facility repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written-off as an extraordinary charge. There was no such write-off during the first six months of 1999.



Liquidity and Capital Resources

         The Company's net working capital position increased $4,554,000 or 5% to $97,978,000 at June 1999 compared to $93,424,000 at December 1998. Net cash provided by operations was $14,447,000 for the first six months of 1999 compared to $18,494,000 for the first six months of 1998. Operating cash flow in the first half of 1999 was positively impacted by higher net income and increases in depreciation, amortization and accrued income taxes payable compared to the first half of 1998. Negatively impacting operating cash flow in the first half of 1999 were increases in accounts receivable and inventory and decreases in accrued interest and accrued payroll compared to the first half of 1998.

         Net cash used by investing activities for the first six months of 1998 included $6,996,000 of transaction costs related to the Linvatec acquisition. There were no such costs incurred during the first six months of 1999. Capital expenditures for the first six months of 1999 and 1998 amounted to $3,792,000 and $6,663,000, respectively.

         Financing activities during the first six months of 1999 consisted primarily of scheduled payments of $11,509,000 on the Company's term loans; additionally, $5,000,000 was repaid on the Company's revolving credit facility. Financing activities during the first six months of 1998 involved the completion of the Notes offering in the aggregate principal amount of $130,000,000. Net proceeds from the offering amounting to $126,100,000 were used to repay a portion of the Company's term loans under its credit facility. Additionally, scheduled payments of $1,757,000 on the Company's term loans and $10,000,000 on the Company's revolving credit facility were repaid during the first six months of 1998.

         The Company's term loans under its credit facility at June 30, 1999 aggregate $205,375,000 and are repayable quarterly over remaining terms approximating four and six years. The Company's credit facility also includes a $100,000,000 revolving credit facility which expires December 2002, of which $67,000,000 was available on June 30, 1999. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. The weighted average interest rates at June 30, 1999 under the term loans and the revolving credit facility were 7.04% and 6.81%, respectively. Additionally, the Company is obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

         The Company does not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently, the Company has entered into two interest rate swaps expiring in June 2001 which convert $100,000,000 of floating rate debt under the Company's credit facility into fixed rate debt at rates ranging from 7.18% to 8.25%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%.

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

         The Notes are in aggregate principal amount of $130,000,000 and have a maturity date of March 15, 2008. The Notes bear interest at 9.0% per annum which is payable semi-annually. The indenture governing the Notes has certain restrictive covenants and provides for, among other things, mandatory and optional redemptions by the Company.

         The credit facility and Notes are guaranteed by each of the Company's subsidiaries. The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company. Under the credit facility and Note indenture, the Company's subsidiaries are subject to the same covenants and restrictions that apply to the Company (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to the Company or another Subsidiary Guarantor).

         On June 29, 1999, the Company entered into an agreement to purchase certain assets of the Powered Surgical Instrument business of 3M. The Company and 3M have also agreed to a series of transition-related matters that will facilitate the transfer of the business. The acquisition was completed on August 11, 1999 for a purchase price of $39,000,000, before certain adjustments. The Company's existing credit facility was amended to provide for an additional $40,000,000 loan commitment, due June 30, 2005, which was used to fund the purchase price and related fees and expenses. The $40,000,000 loan commitment carries an interest rate based on a 2.5% spread over LIBOR.

         Management believes that cash generated from operations, its current cash resources and funds available under its credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Year 2000

         The Company and its subsidiaries use information technology ("IT") and non-IT systems that contain embedded technology throughout their businesses. Third parties with which the Company has material relationships also use such systems. After December 31, 1999, these systems will face a potentially serious problem if they are not able to recognize and correctly process dates beyond December 31, 1999. All of the Company's products, operations and information technology systems have been inventoried and those that were not Year 2000 ready have been identified, upgraded and tested to ensure they function properly after December 31, 1999. The Company is also in the process of contacting its vendors and customers to ascertain their preparation for the Year 2000 issue and is in the process of identifying critical business partners for which the need for additional due diligence will be assessed. The costs of the Company's Year 2000 assessment and remediation program have not been and are not expected to be material. Although the Company does not expect the Year 2000 issue to have a material effect on its results of operations, liquidity or financial condition, failure of critical IT and non-IT systems could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, the Company cannot eliminate the risk that revenue will be lost or costs will be incurred as a result of the failure by third parties to properly remediate their Year 2000 issues.

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

Item 6. Exhibits and Reports on Form 8-K


List of Exhibits

         Exhibit No.                        Description of Instrument
         -----------                        -------------------------

          10.1 The Asset Purchase Agreement, dated as of June 29, 1999 by and between Linvatec Corporation and Minnesota Mining and Manufacturing Company, as amended by an amendment dated as of August 11, 1999.

          10.2 Amended and Restated Credit Agreement, dated as of August 11, 1999, among CONMED Corporation and the several banks and other financial institutions or entities from time to time parties thereto.

          10.3          Acknowledgement  and  Consent,  dated as of  August  11,
                        1999,   among  CONMED   Corporation   and  each  of  its
                        subsidiaries.

           11 Computation of weighted average number of shares of common stock

           27           Financial Data Schedule


Reports on Form 8-K

           (1) On July 1, 1999, the Company filed a report on Form 8-K which reported a press release that on June 29, 1999, Linvatec Corporation, ("Linvatec") a wholly-owned subsidiary of the Registrant, and Minnesota Mining and Manufacturing Company ("3M") entered into an Asset Purchase Agreement dated as of June 29, 1999, pursuant to which Linvatec agreed to purchase for cash certain assets relating to 3M's business of manufacturing and selling certain surgical powered instrument products.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CONMED CORPORATION
                                                    (Registrant)




Date:  August 13, 1999

                                          /s/ Robert D. Shallish, Jr.
                                              -----------------------------
                                              Robert D. Shallish, Jr.
                                              Vice President - Finance
                                              (Principal Financial Officer)

                                  Exhibit Index




        Exhibit


          10.1 The Asset Purchase Agreement, dated as of June 29, 1999 by and between Linvatec Corporation and Minnesota Mining and Manufacturing Company, as amended by an amendment dated as of August 11, 1999.

          10.2 Amended and Restated Credit Agreement, dated as of August 11, 1999, among CONMED Corporation and the several banks and other financial institutions or entities from time to time parties thereto.

          10.3          Acknowledgement  and  Consent,  dated as of  August  11,
                        1999,   among  CONMED   Corporation   and  each  of  its
                        subsidiaries.

          11 Computations of weighted average number of shares of common stock

          27            Financial Data Schedule