Form 10-Q
period 1999-09-30
CONMED CORP
filed 1999-11-15
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1999          Commission File Number 0-16093


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

                                 Yes  [ X ]   No [  ]


         The number of shares outstanding of registrant's common stock, as of November 9, 1999 is 15,299,043 shares.

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

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

Exhibit Index

                                       CONMED CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                             (in thousands except per share amounts)
                                           (unaudited)

                                      For three months ended            For nine months ended
                                  -------------------------------      ------------------------
                                     Sept.                Sept.          Sept.          Sept.
                                     1998                 1999           1998            1999
                                  ---------             ---------      ---------      ---------
Net sales ...................     $  85,714             $  91,712      $ 246,469      $ 273,064
                                  ---------             ---------      ---------      ---------

Cost and expenses:
  Cost of sales (Note 3) ....        41,121                45,036        126,377        131,403
  Selling and administrative         24,547                26,659         68,330         79,775
  Research and development ..         2,986                 3,035          8,587          8,833
                                  ---------             ---------      ---------      ---------

    Total operating expenses         68,654                74,730        203,294        220,011
                                  ---------             ---------      ---------      ---------

Income from operations ......        17,060                16,982         43,175         53,053

Interest expense, net ........       (7,809)               (8,212)       (22,990)       (23,952)
                                  ---------             ---------      ---------      ---------

Income before income taxes
  and extraordinary item ....         9,251                 8,770         20,185         29,101

Provision for income taxes ..        (3,330)               (3,157)        (7,266)       (10,476)
                                  ---------             ---------      ---------      ---------

Income before extraordinary
  item ......................         5,921                 5,613         12,919         18,625

Extraordinary item, net of
  income taxes (Note 4) .....          --                    --           (1,569)          --
                                  ---------             ---------      ---------      ---------

Net income ..................     $   5,921             $   5,613      $  11,350      $  18,625
                                  =========             =========      =========      =========

Per share data:

Income before extraordinary item
         Basic                    $     .39             $      37      $     .85      $    1.22
         Diluted                        .39                   .36            .84           1.19

Extraordinary item - (Note 4)
         Basic                    $       -             $       -      $    ( 10)     $       -
         Diluted                          -                     -           ( 10)             -

Net Income
         Basic                    $      .39            $     .37      $     .75      $    1.22
         Diluted                         .39                  .36            .74           1.19

Weighted average common shares
         Basic                        15,102               15,276         15,065         15,228
         Diluted                      15,361               15,609         15,300         15,591

                 See notes to consolidated financial statements.

                                   CONMED CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                          (in thousands except share amounts)

                      ASSETS                                              (unaudited)
                                                              December      September
                                                                1998            1999
                                                              ---------      ---------

Current assets:
  Cash and cash equivalents .............................     $   5,906      $   2,817
  Accounts receivable, net ..............................        66,819         68,891
  Income taxes receivable ...............................         1,441             --
  Inventories (Note 3) ..................................        78,058         94,362
  Deferred income taxes .................................         2,776          2,776
  Prepaid expenses and other current assets .............         4,620          3,703
                                                              ---------      ---------
         Total current assets ...........................       159,620        172,549
Property, plant and equipment, net ......................        59,044         56,936
Deferred income taxes ...................................         3,900          3,900
Goodwill, net ...........................................       194,690        222,272
Patents, trademarks, and other assets, net ..............       211,530        206,485

      Total assets ......................................     $ 628,784      $ 662,142
                                                              =========      =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .....................      $ 22,995      $  30,480
  Accrued interest ......................................         6,069          2,607
  Accounts payable ......................................        19,594         16,573
  Income taxes payable ..................................             -          6,286
  Accrued payroll and withholdings ......................         9,665          5,499
  Other current liabilities .............................         7,873          5,600
                                                              ---------      ---------
      Total current liabilities .........................        66,196         67,045
Long-term debt ..........................................       361,877        375,024
Other long-term liabilities .............................        18,543         17,918
                                                              ---------      ---------
         Total liabilities ..............................       446,616        459,987
                                                              ---------      ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding .......            --             --
  Common stock, par value $.01 per share;
      100,000,000 authorized; 15,182,811 and
      15,303,016 issued and outstanding,in
      1998 and 1999, respectively .......................           152            153
  Paid-in capital .......................................       125,039        126,632
  Retained earnings .....................................        57,361         75,986
  Cumulative translation adjustments ....................            35           (197)
  Less 25,000 shares of common stock in treasury,
    at cost .............................................          (419)          (419)
                                                              ---------      ---------
         Total equity ...................................       182,168        202,155
                                                              ---------      ---------

      Total liabilities and shareholders' equity ........     $ 628,784      $ 662,142
                                                              =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Nine Months Ended September 1998 and 1999
                                 (in thousands)
                                   (unaudited)

                                                          1998           1999
                                                       ---------      ---------
Common stock
  Balance at beginning of period .................     $     151      $     152
  Exercise of stock options ......................             1              1
                                                       ---------      ---------
  Balance at end of period .......................           152            153
                                                       ---------      ---------

Paid-in capital
  Balance at beginning of period .................       123,451        125,039
  Exercise of stock options ......................           694          1,593
                                                       ---------      ---------
  Balance at end of period .......................       124,145        126,632
                                                       ---------      ---------

Retained earnings
  Balance at beginning of period .................        39,553         57,361
  Net income (A) .................................        11,350         18,625
                                                       ---------      ---------
  Balance at end of period .......................        50,903         75,986
                                                       ---------      ---------

Accumulated other comprehensive income
  Balance at beginning of period
    Cumulative foreign currency translation
       adjustments ...............................          --               35
  Other comprehensive income
    Foreign currency translation adjustments(B) ..          --             (232)
  Balance at end of period
    Cumulative foreign currency translation
       adjustments ...............................          --             (197)
                                                       ---------      ---------

Treasury stock at beginning
    and end of period ............................          (419)          (419)
                                                       ---------      ---------

Total shareholders' equity .......................     $ 174,781      $ 202,155
                                                       =========      =========

Total comprehensive income (A + B) ...............     $  11,350      $  18,393
                                                       =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1999
                                 (in thousands)
                                   (unaudited)

                                                          1998           1999
                                                       ---------      ---------
Cash flows from operating activities:
  Net income .....................................     $  11,350      $  18,625
                                                       ---------      ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation ............................         6,028          6,647
         Amortization ............................        11,755         12,215
         Extraordinary item, net of
           income taxes (Note 4) .................         1,569           --
         Increase (decrease) in cash flows
           from changes in assets and liabilities:
                  Accounts receivable ............        (9,695)        (1,854)
                  Inventories ....................       (14,760)       (12,655)
                  Prepaid expenses and
                    other current assets .........        (1,198)           917
                  Accounts payable ...............         8,681         (3,021)
                  Income taxes receivable/payable          2,212          7,727
                  Accrued interest ...............         1,580         (3,462)
                  Accrued payroll and withholdings         1,535         (4,166)
                  Other current liabilities ......        (2,125)           (92)
                  Other assets/liabilities, net ..        (2,893)        (1,417)
                                                       ---------      ---------
                                                           2,689            839
                                                       ---------      ---------
    Net cash provided by operations ..............        14,039         19,464
                                                       ---------      ---------
Cash flows from investing activities:
  Payments related to business acquisitions ......        (9,965)       (38,224)
  Acquisition of property, plant,
       and equipment .............................        (9,924)        (5,894)
                                                       ---------      ---------
    Net cash used by investing activities ........       (19,889)       (44,118)
                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds of long term debt .....................       130,000         40,900
  Borrowings (repayments) under revolving
    credit facility, net .........................         1,000         (3,000)
  Proceeds from issuance of common stock .........           694          1,594
  Payments related to issuance of long-term debt .        (4,635)          (661)
  Payments on long-term debt .....................      (131,371)       (17,268)
                                                       ---------      ---------
    Net cash provided (used) by financing
         activities ..............................        (4,312)        21,565
                                                       ---------      ---------
Net decrease in cash
   and cash equivalents ..........................       (10,162)        (3,089)

Cash and cash equivalents at beginning of period .        13,452          5,906
                                                       ---------      ---------
Cash and cash equivalents at end of period .......     $   3,290      $   2,817
                                                       =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Consolidation and Operations
-------------------------------------

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

Note 2 - Interim financial information
--------------------------------------

         The financial statements for the three and nine months ended September 1998 and 1999 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 1999 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 1999. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1998 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K. Certain 1998 amounts previously reported have been reclassified to conform with the current year presentation.

Note 3 - Inventories
--------------------

         The components of inventory are as follows (in thousands):

                                                      December       September
                                                         1998           1999
                                                      --------       --------
                  Raw materials...............        $ 35,204       $ 37,293
                  Work-in-process............            7,429         12,103
                  Finished goods..............          35,425         44,966
                                                      --------       --------
                           Total.................     $ 78,058       $ 94,362
                                                      ========       ========

         In connection with purchase accounting for the December 31, 1997 acquisition of Linvatec Corporation, the Company increased the acquired value of inventory by $3,000,000 over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly, this non-recurring adjustment served to increase cost of sales during the quarter ended March 1998 and the nine months ended September 1998 by $3,000,000. Similarly, in connection with the August 1999 Powered Instrument Acquisition (see Note 6), the Company increased the acquired value of inventory by $1,600,000. This inventory was sold during the quarter ended September 1999 resulting in a non-recurring adjustment to increase cost of sales during the quarter ended and nine months ended September 1999 by $1,600,000.

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

Note 5- Subsidiary Guarantees
-----------------------------

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

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                     December         September
                                                       1998              1999
                                                       ----              ----

         Current assets............................. $ 96,434          $111,329
         Non-current assets.........................  366,299           385,953
         Current liabilities........................   30,367            21,415
         Non-current liabilities....................  363,160           370,011

                                                            For the Nine
                                                        Months Ended September

                                                       1998              1999
                                                       ----              ----

         Revenues................................... $174,864          $210,166
         Income from operations.....................   31,376            44,082
         Net income.................................    5,228            12,817

Note 6 - Business Acquisitions
------------------------------

         On November 16, 1998 the Company acquired the assets related to an arthroscopy product line from Minnesota Mining and Manufacturing Company ("3M") for a purchase price of $17,500,000 which was funded through borrowings under the Company's revolving credit facility. This acquisition (the "Arthroscopy Acquisition") is being accounted for using the purchase method. The results of operations of the acquired product line are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         On June 29, 1999, the Company agreed to purchase certain assets of the powered surgical instrument business of 3M (the "Powered Instrument Acquisition"). The Company and 3M also agreed to a series of transition-related matters in order to facilitate the transfer of the business. The acquisition was completed on August 11, 1999 for a purchase price of $39,000,000, before certain adjustments, which was funded through borrowings under the Company's amended credit facility (see discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations). This acquisition is being accounted for using the purchase method. The results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         The allocation of purchase price for the powered instrument acquisition is based on management's preliminary estimates. It is possible that re-allocation will be required as additional information becomes available. Management does not believe that such reallocations will have a material effect on the Company's financial position or results of operations.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; the identification and remediation of Year 2000 issues; quality of management, business abilities and judgment of the Company's personnel; and the availability, terms and deployment of capital. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Three months ended September 1999 compared to three months ended September 1998

         Sales for the quarter ended September 1999 were $91,712,000, an increase of 7.0% compared to sales of $85,714,000 in the same quarter a year ago. The increase is a result of increased sales volumes, primarily of orthopaedic products, due to the powered instrument acquisition, the arthroscopy acquisition and increased demand for existing product lines.

         Cost of sales increased to $45,036,000 in the current quarter compared to $41,121,000 in the same quarter a year ago. In connection with purchase accounting for the Powered Instrument Acquisition, the Company increased the acquired value of inventory by $1,600,000 over its production cost. This inventory was sold during the quarter ended September 1999 and served to increase cost of sales during the third quarter of 1999 by $1,600,000. Excluding the impact of this non-recurring adjustment, cost of sales increased to $43,415,000 in the third quarter of 1999 from $41,121,000 in the third quarter of 1998, as a result of increased sales volumes. Excluding the nonrecurring adjustment, the Company's gross margin percentage for the third quarter of 1999 was 52.7% compared to 52.0% for the third quarter of 1998. The increase in gross margin percentage is primarily attributable to increased sales volumes in the Company's orthopaedic product lines which carry higher gross margins than certain of the Company's other product lines.

         Selling and administrative costs increased to $26,659,000 in the third quarter of 1999 as compared to $24,547,000 in the third quarter of 1998. The increase in selling and administrative expense is primarily a result of additional selling expense associated with the increase in sales in the third quarter of 1999 and increased intangible amortization resulting from the Arthroscopy Acquisition and the Powered Instrument Acquisition. As a result of these costs, as a percentage of sales, selling and administrative expense increased to 29.1% in the third quarter of 1999 as compared to 28.6% in the third quarter of 1998.

         Research and development expense was $3,035,000 in the third quarter of 1999 as compared to $2,986,000 in the third quarter of 1998. As a percentage of sales, research and development expense was 3.3% in the third quarter of 1999 as compared to 3.5% in the comparable 1998 period. The amount of research and development expense incurred in the third quarter of 1999 is consistent with the comparable 1998 quarter representing the Company's ongoing efforts in this area; the decrease in third quarter 1999 expense as a percentage of sales is primarily a result of higher sales in the third quarter of 1999 as compared to the third quarter 1998.

         Interest expense for the third quarter of 1999 was $8,212,000 compared to $7,809,000 in the third quarter of 1998. As part of the Powered Instrument Acquisition, the Company's existing credit facility was amended in the third quarter of 1999 to provide for an additional $40,000,000 loan commitment which was used to fund the acquisition purchase price. The increase in interest expense is primarily a result of these higher term loan borrowings. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Nine months ended September 1999 compared to nine months ended September 1998

         Sales for the nine months ended September 1999 were $273,064,000, an increase of 10.8% compared to sales of $246,469,000 in the nine months ended September 1998. Approximately 3% of the increase in sales for the first nine months of 1999 as compared to 1998 reflects the pricing impact of changes in distribution from 1999 as compared to the first six months of 1998. In connection with the December 31, 1997 acquisition of Linvatec Corporation from Bristol-Meyers Squibb ("BMS"), the Company entered into fixed price distribution agreements with Zimmer, Inc., a wholly-owned subsidiary of BMS, to distribute certain of the Company's orthopaedic products in selected geographic markets. Beginning in the third quarter of 1998, most of the products formerly distributed by Zimmer were sold and distributed directly by the Company, resulting in improved pricing for the affected products. The remainder of the increase in sales in the first nine months of 1999 as compared to the first nine months of 1998 is a result of increased sales volumes, primarily of orthopaedic products, due to the Powered Instrument Acquisition, the Arthroscopy Acquisition and increased demand for existing product lines.

         Cost of sales increased to $131,403,000 in the nine months ended September 1999 compared to $126,377,000 in the nine months ended September 1998. In connection with purchase accounting for the December 31, 1997 acquisition of Linvatec Corporation, the Company increased the acquired value of inventory by $3,000,000 over its production cost. This inventory was sold during the quarter ended March 1998 and served to increase cost of sales during the first quarter of 1998 by $3,000,000. Similarly, in connection with the August 1999 Powered Instrument Acquisition, the Company increased the acquired value of inventory by $1,600,000. This inventory was sold during the quarter ended September 1999 and served to increase cost of sales during the third quarter of 1999 by $1,600,000. Excluding the impact of these non-recurring adjustments, cost of sales increased to $129,782,000 in the first nine months of 1999 from $123,384,000 in the first nine months of 1998, as a result of increased sales volumes. Excluding the nonrecurring adjustments, the Company's gross margin percentage for the first nine months of 1999 was 52.5% compared to 49.9% for the first nine months of 1998. The increase in gross margin percentage is primarily attributable to higher sales volumes in the Company's orthopaedic product lines which carry higher gross margins than certain of the Company's other product lines as well as improved pricing resulting from the elimination of most of the fixed price product distribution agreements with Zimmer discussed previously.

         Selling and administrative costs increased to $79,775,000 in the nine months ended September 1999 as compared to $68,330,000 in the nine months ended September 1998. The increase in selling and administrative expense is primarily a result of additional selling expense associated with the increase in sales in the nine months ended September 1999 as compared to the nine months ended September 1998, including increased costs associated with the direct selling and distribution of products distributed through Zimmer during the first half of 1998 and increased intangible amortization resulting from the Powered Instrument Acquisition and the Arthroscopy Acquisition. As a result of these costs, as a percentage of sales, selling and administrative expense increased to 29.2% in the nine months ended September 1999 as compared to 27.7% in the nine months ended September 1998.

         Research and development expense was $8,833,000 in the nine months ended September 1999 as compared to $8,587,000 in the nine months ended September 1998. As a percentage of sales, research and development expense was 3.2% in the first nine months of 1999 as compared to 3.5% in the comparable 1998 period. The amount of research and development expense incurred in the nine months ended September 1999 is consistent with the comparable 1998 period representing the Company's ongoing efforts in this area; the decrease in nine months ended September 1999 expense as a percentage of sales is primarily a result of higher sales in the nine months ended September 1999 as compared to the nine months ended September 1998.

         Interest expense for the nine months ended September 1999 was $23,952,000 compared to $22,990,000 in the nine months ended September 1998. As part of the Powered Instrument Acquisition, the Company's existing credit facility was amended in the third quarter of 1999 to provide for an additional $40,000,000 loan commitment which was used to fund the acquisition purchase price. The increase in interest expense is a result of these higher term loan borrowings and higher average borrowings under the Company's revolving credit facility during the nine months ended September 1999 as compared to the nine months ended September 1998. The Company funded its Arthroscopy Acquisition during the fourth quarter of 1998 through borrowings under the revolving credit facility which resulted in the higher average borrowings. Offsetting the interest on these increased borrowings was reduced interest expense on the Company's term loans as a result of scheduled quarterly principal payments totaling $17,268,000 through the nine months ended September 1999. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

         During the first quarter of 1998, the Company completed an offering of subordinated notes (the "Notes") and used the net proceeds to repay a portion of the Company's term loans under its credit facility. Deferred financing fees relating to the portion of the credit facility repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written-off as an extraordinary charge. There was no extraordinary charge during the first nine months of 1999. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Liquidity and Capital Resources

         The Company's net working capital position increased $12,080,000 or 12.9% to $105,504,000 at September 1999 compared to $93,424,000 at December 1998. Net cash provided by operations was $19,464,000 for the first nine months of 1999 compared to $14,039,000 for the first nine months of 1998. Operating cash flow was positively impacted by higher net income, depreciation, and amortization in the nine months ended September 1999 as compared to the nine months ended September 1998. Operating cash flow was also positively impacted by an increase in accrued income taxes payable. Negatively impacting operating cash flow in the first nine months of 1999 were increases in accounts receivable and inventory and decreases in accounts payable, accrued interest and accrued payroll. The increase in accounts receivable is primarily related to the increase in sales; the increase in inventory is related to the Arthroscopy Acquisition and Powered Instrument Acquisition and overall higher levels of inventory on-hand. The increase in accrued income taxes payable and decreases in accounts payable, accrued interest and accrued payroll are primarily related to the timing of the payment of these liabilities.

         Net cash used by investing activities for the nine months ended September 1999 consisted of $38,224,000 in costs related to the Powered Instrument Acquisition and $5,894,000 in capital expenditures. Net cash used by investing activities for the nine months ended September 1998 consisted of $9,965,000 in costs related to the Company's December 31, 1997 acquisition of Linvatec Corporation from BMS and $9,924,000 in capital expenditures.

         Financing activities during the nine months ended September 1999 consisted primarily of a $40,000,000 term loan used to fund the Powered Instrument Acquisition, scheduled payments of $17,268,000 on the Company's previously existing term loans and $3,000,000 in repayments on the Company's revolving credit facility. Financing activities during the nine months ended September 1998 involved the completion of the Notes offering in the aggregate principal amount of $130,000,000; net proceeds from the offering amounting to $126,100,000 were used to repay a portion of the Company's term loans under its credit facility. Additionally, scheduled payments of $5,271,000 on the Company's term loans were made.

         The Company's term loans under its credit facility at September 30, 1999 aggregate $239,626,000, including a $40,000,000 term loan, due June 30, 2005, which was used to fund the Powered Instrument Acquisition purchase price and related fees and expenses. The Company's term loans are repayable quarterly over remaining terms of six years. The Company's credit facility also includes a $100,000,000 revolving credit facility which expires December 2002, of which $65,000,000 was available on September 30, 1999. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. The weighted average interest rates at September 30, 1999 under the term loans and the revolving credit facility were 7.51% and 7.31%, respectively. Additionally, the Company is obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

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

Year 2000

         The Company and its subsidiaries use information technology ("IT") and non-IT systems that contain embedded technology throughout their businesses. Third parties with which the Company has material relationships also use such systems. After December 31, 1999, these systems will face a potentially serious problem if they are not able to recognize and correctly process dates beyond December 31, 1999. All of the Company's products, operations and information technology systems have been inventoried and those that were not Year 2000 ready have been identified, upgraded and tested to ensure they function properly after December 31, 1999. The Company has contacted its critical business partners to ascertain their preparation for the Year 2000 issue. The costs of the Company's Year 2000 assessment and remediation program have not been and are not expected to be material. Although the Company does not expect the Year 2000 issue to have a material effect on its results of operations, liquidity or financial condition, failure of critical IT and non-IT systems could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, the Company cannot eliminate the risk that revenue will be lost or costs will be incurred as a result of the failure by third parties to properly remediate their Year 2000 issues.

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

         27 Financial Data Schedule (included in EDGAR filing only)

Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONMED CORPORATION
                                         (Registrant)

Date:  November 12, 1999                 /s/Robert D. Shallish, Jr.
                                         --------------------------
                                         Robert D.Shallish, Jr.
                                         Vice President - Finance
                                         (Principal Financial Officer)

                                  Exhibit Index

                                                                  Sequential
                                                                     Page
         Exhibit                                                    Number
         -------                                                    ------

             11       - Computations of weighted average
                             number of shares of common stock         E-1

             27       - Financial Data Schedule               (included in EDGAR
                                                               filing only)