Form 10-K
period 1999-12-31
CONMED CORP
filed 2000-03-28
CIK 816956

Securities and Exchange Commission

                                Washington, D.C.

                                      20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

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

Yes [ x ]   No  [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X]

         The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $405,669,235 based upon the closing price of the Company's common stock, which was $26.50 on February 25, 2000.

         The number of shares of the Registrant's $0.01 par value common stock outstanding as of February 25, 2000 was 15,308,273.

          DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 10, 2000 for the annual meeting of stockholders to be held May 16, 2000, are incorporated by reference into Part III.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-K

                                     Part I

Item Number                                                             Page

Item 1.        Business                                                    2
Item 2.        Properties                                                 16
Item 3.        Legal Proceedings                                          16
Item 4.        Submission of Matters to a Vote of Security Holders        17


                              Part II
Item 5.        Market for the Registrant's Common Stock and Related
               Stockholder Matters                                        18
Item 6.        Selected Financial Data                                    19
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        21
Item 7A.       Quantitative and Qualitative Disclosures About
                   Market Risk                                            25

Item 8.        Financial Statements and Supplementary Data                25



Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        25


                                    Part III

Item 10.       Directors and Executive Officers of the Registrant         26
Item 11.       Executive Compensation                                     26
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management                                                 26
Item 13.       Certain Relationships and Related Transactions             26


                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                   27


Signatures                                                                28

Exhibit Index                                                             29

                                     PART I

                               CONMED CORPORATION

Item 1.  Business

Forward Looking Statements

         This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED" or the "Company"--references to "CONMED" or the "Company" shall be deemed to include the Company's subsidiaries) that is based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the management of the Company. When used in this Form 10-K, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption "Item 1: Business -- Risk Factors" and elsewhere in this Form 10-K that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the introduction of new products; the integration of any acquisition; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; the possibility that the United States or foreign regulatory and/or administrative agencies might initiate enforcement actions against the Company, its subsidiaries or distributors; the risk of litigation, especially patent litigation; changes in regulatory requirements that could have an impact on the Company's business; and various other factors referenced in this Form 10-K. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1: Business." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         CONMED Corporation is a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, such as drills and saws, for orthopaedic, ENT and neurosurgery. The Company is also a leading developer, manufacturer and supplier of advanced medical devices, including electrosurgical systems, ECG electrodes for heart monitoring, and minimally invasive surgical devices. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

         The Company has used strategic business acquisitions to broaden its product offerings, to increase its market share in certain product lines and to realize economies of scale. During the last five years, the Company has completed seven acquisitions. The completed acquisitions, together with internal growth, have resulted in a compound annual growth rate in net sales of 39% between 1995 and 1999.

Industry

         The number of surgical procedures performed in the United States is increasing. According to SMG Marketing Group, the total number of U.S. surgical procedures increased at a compound annual growth rate of 5% from 25.1 million in 1989 to 40.7 million in 1999. This growth in surgical procedures reflects demographic trends, such as the aging of the population, and technological advancements which result in safer and less invasive surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. According to MDI, it is expected that the $1.0 billion sports medicine industry will grow 20% in the next few years in categories such as implantable devices. Sales of surgical products represented over 80% of the Company's total 1999 sales. See "Item 1: Business-Product Sales".

         In response to rising health care costs, managed care companies and other payers have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery. To reduce costs, health care providers use minimally-invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. Many of the Company's products are designed for use in minimally invasive surgical procedures. See "Item 1: Business-Products Sales." Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care. Approximately 75% of the Company's sales are derived from single-use disposable products.

         In the United States, the pressure on health care providers to contain costs has altered their purchasing patterns for general surgical instruments and disposable medical products. Many health care providers have entered into comprehensive purchasing contracts with fewer suppliers, which offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with group purchasing organizations ("GPOs"). GPOs aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. The Company believes that these trends will favor entities that offer a broad product portfolio. See "Item 1: Business-Business Strategy".

         The Company believes that foreign markets offer growth opportunities for its products. As economic conditions improve in developing countries, expenditures on health care are expected to rise; according to Dorland's Biomedical, expenditures on surgical products in developing countries is expected to grow at a compound annual growth rate of 17% to $65 billion in 2005. The Company currently distributes its products through its own sales subsidiaries or through local dealers in over 100 foreign countries. International sales represent approximately 25% of total sales in 1999.

Product sales

         The Company is a leading developer, manufacturer and supplier of a broad range of medical instruments and systems used in surgical and other medical procedures. The Company's surgical lines include products for arthroscopy, powered surgical instruments, electrosurgery and minimal access surgery markets. Surgical products represented over 80% of the Company's 1999 sales. The balance of the Company's 1999 sales were in a variety of non-surgery markets and are included under "Patient Care" in the following discussion.

         Arthroscopy

         The Company offers a broad line of devices and products for use in arthroscopic surgery. Net sales attributable to arthroscopy products represented 36% and 39% of the Company's 1998 and 1999 net sales, respectively.

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

         The Company's arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, fluid management systems, imaging products, implants and related disposable products. It is the Company's standard practice to transfer some of these capital products, such as shaver consoles and pumps, to certain customers at no charge. These capital "placements" allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing. The Company has benefited from the introduction of new products and new technologies in the arthroscopic area, such as bioabsorbable screws, "push-in" suture anchors, resection shavers and cartilage repair implants.

--------------------------------------------------------------------------------------------------------------------
                                                           Arthroscopy
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
---------------------------------------------------------------------------------------------------------------------
Resection Shavers                    Shaver consoles and handpieces, disposable blades to      Apex(R)
                                     resect and remove soft tissue and bone; used in knee,     XtraSharp(R)
                                     shoulder and small joint surgery, as well as              Merlin(R)Polyblade(TM)
                                     endoscopic sinus surgery.                                 Sterling(R)

Knee Reconstructive                  Products used in cruciate  reconstructive surgery;        Paramax(R)
Systems                              includes instrumentation, screws, pins and drill bits.    Pinn-ACL(R)
                                                                                               GraFix(TM)
Soft Tissue Repair Systems           Instrument systems designed to attach specific torn or    Spectrum(R)
                                     damaged soft tissue to bone or other soft tissue in the   Inteq(R)
                                     knee, shoulder and wrist; includes instrumentation,
                                     guides, hooks and suture devices.

Fluid Management Systems             Disposable tubing sets, disposable and reusable inflow    Apex(R)
                                     devices, pumps and suction/waste management systems for   Quick-Flow(R)
                                     use in  arthroscopic and general surgeries.               Quick-Connect(R)

Imaging                              Surgical video systems for endoscopic procedures;         Apex(R)
                                     includes autoclavable single-chip digital and three-chip  8180 Series camera consoles, heads, endoscopes, light
                                     sources, monitors, VCRs and printers.

--------------------------------------------------------------------------------------------------------------------
                                                           Arthroscopy
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
---------------------------------------------------------------------------------------------------------------------
Implants                             Products including bioabsorbable and metal interference   BioScrew(R)
                                     screws and suture anchors for attaching soft tissue to    BioStinger(R)
                                     bone in the knee, shoulder and wrist.                     Ultrafix(R)
                                                                                               Revo(R)

Other Instruments and Accessories    Forceps, graspers,  punches, probes, sterilization        Shutt(R)
                                     cases and other general instruments for  arthroscopic     Concept(R)
                                     procedures.                                               TractionTower(R)

         Powered Surgical Instruments

         The  Company  offers  a  broad  line  of  powered   instruments   which
represented 21% and 23% of the Company's 1998 and 1999 net sales, respectively.

         Powered instruments are used to perform orthopaedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming and are driven by electric, battery or pneumatic power. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reuse items (e.g., burs, saw blades, drills and reamers). Powered instruments are generally categorized as either small bone, large bone or specialty powered instruments. Speciality powered instruments include surgical applications other than orthopaedics, such as neurosurgical, otolaryngological (ENT), and cardiothoracic applications.

         The Company's line of powered instruments are sold principally under the Hall(R) Surgical brand name, for use in large and small bone orthopaedic, arthroscopic, oral/maxillofacial, otolaryngologic, neurological, spine and cardiothoracic surgeries. Large bone, neurosurgical, spine and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolarygological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physician offices. The Company's Linvatec subsidiary has devoted substantial resources to developing a new technology base for small bone, arthroscopic and otolaryngological instruments that can be easily adapted and modified for new procedures.

--------------------------------------------------------------------------------------------------------------------
                                            Powered Surgical Instruments
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
--------------------------------------------------------------------------------------------------------------------
Small Bone                           Powered saws, drills and related disposable accessories   Hall(R)Surgical
                                     for small bone and joint surgical procedures.             E9000(R)
                                                                                               MiniDriver(TM)
                                                                                               MicroChoice(R)
                                                                                               Micro 100(TM)

Large Bone                           Powered saws, drills and related disposable accessories   Hall(R)Surgical
                                     for use primarily in total knee and hip joint             MaxiDriver(TM)
                                     replacements and trauma surgical procedures.              VersiPower(R)Plus
                                                                                               Series 4(R)

--------------------------------------------------------------------------------------------------------------------
                                            Powered Surgical Instruments
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
--------------------------------------------------------------------------------------------------------------------
Otolaryngology                       Specialty powered saws, drills and related disposable     UltraPower(R)
Neurosurgery                         accessories for use in neurosurgery, spine, and           Hall Osteon(R)
Spine                                otolaryngologic procedures.                               Hall Ototome(R)
                                                                                                      E9000(R)

Cardiothoracic                       Powered sternum saws, drills, and related disposable      Hall(R)Surgical
Oral/maxillofacial                   accessories for use by cardiothoracic and                 E9000(R)
                                     oral/maxillofacial surgeons.                              UltraPower(R)
                                                                                               Micro 100
                                                                                               Versipower(R)Plus

         Electrosurgery and Minimal Access Surgery

         During 1997, 1998 and 1999, net sales attributable to electrosurgery and minimal access surgery products represented 47%, 20%, and 18% respectively, of the Company's net sales.

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

         The Company's electrosurgical products include electrosurgical pencils, ground pads, generators, the argon-beam coagulation system (ABC(R)), and related disposable products. ABC(R) technology is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the electrical current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC(R) over traditional electrosurgical coagulation in certain clinical situations, including open-heart, liver, spleen and trauma surgery.

         Minimal Access Surgery

         Minimal Access Surgery (MAS) is surgery performed without a major incision, which results in less trauma for the patient and produces important cost savings as a result of reduced hospitalization and therapy. Laparoscopic surgery is an MAS procedure performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During a laparoscopic procedure, devices called "trocars" are used to puncture the abdominal wall and then are removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for camera systems and surgical instruments.

         The Company's MAS products include the UNIVERSAL S/I(TM) (suction/irrigation) and UNIVERSAL PLUS(R) laparoscopic instruments, specialized, suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the TroGARD Finesse(R) which incorporates a blunt-tipped version of a trocar. The TroGARD Finesse(R) dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars. This results in smaller wounds, and less bleeding. The Company also markets electrosurgical pencils, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles and ABC(R) handpieces for use in laparoscopic surgery.

                                   Electrosurgery and Minimal Access Surgery
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
--------------------------------------------------------------------------------------------------------------------
Pencils                              Disposable and reusable instruments designed to deliver   Hand-trol(R)
                                     high-frequency electric current to cut and/or coagulate   Gold Line(R)
                                     tissue.                                                   Clear Vac(R)

Ground Pads                          Disposable  ground pads to safely return the current to   Macrolyte(R)
                                     the generator; available in adult, pediatric and infant   Bio-gard(R)
                                     sizes.

Generators                           Monopolar and bipolar generators for surgical             EXCALIBUR(R)Plus PC
                                     procedures performed in a physician's office or clinic    SABRE(R)
                                     setting.                                                  Hyfrecator(R)2000

Argon Beam Coagulation Systems       Specialized electrosurgical generators, disposable hand   ABC(R)
                                     pieces and ground pads for non-contact cutting and        Beamer Plus(R)
                                     coagulation of tissue.                                    System 7500(R)
                                                                                               ABC Flex(R)

Laparoscopic Instruments             Specialized trocars, suction/irrigation                   UNIVERSAL Plus(R)
                                     electrosurgical instrument systems for use in             TroGard(R)
                                     laparoscopic surgery; includes disposable handles,        Finesse(TM)
                                     valve/control assemblies with disposable accessories
                                     and  monopolar and bipolar scissors,  graspers and
                                     loops.

         Patient Care Products

         During 1997, 1998 and 1999 net sales attributable to patient care products represented 53%, 23% and 20% respectively, of the Company's net sales.

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

--------------------------------------------------------------------------------------------------------------------
                                             Patient Care Products
--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                                Brand Name
---------------------------------------------------------------------------------------------------------------------

ECG Monitoring                       Line of disposable electrodes, monitoring cables, lead          CONMED(R)
                                     wire products and accessories designed to transmit ECG          Ultratrace(R)
                                     signals from the heart to an ECG monitor or recorder.           Cleartrace(R)

Wound                                Care  Disposable  transparent  wound  dressings  comprising     ClearSite(R)
                                     proprietary hydrogel; able to absorb 2 1/2 times its  weight    Hydrogauze(R
                                     in wound exudate.

Surgical Suction Instruments and     Disposable surgical suction instruments and connecting          CONMED(R)
     Tubing                          tubing, including Yankauer, Poole, Frazier and Sigmoidoscopic instrumentation,  for use by physicians in the majority of open surgical procedures.

Intravenous Therapy                  Disposable  IV drip rate  gravity  controller and               VENI-GARD(R)
                                     disposable catheter stabilization dressing designed             MasterFlow(R)
                                     to hold and secure an IV needle or catheter for use in IV
                                     Stat 2(R) therapy.

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

         Marketing and Distribution Network. The Company's national sales force consists of approximately 230 sales representatives who seek to maintain close relationships with end-users.

         The Company's sales representatives are trained and educated in the applications for the products they sell and call directly on surgeons, hospital departments, outpatient surgery centers and physician offices. Additionally, the Company has an international presence through sales subsidiaries and branches located in key international markets. The Company also maintains distributor relationships domestically and in numerous countries worldwide.

         Vertically-integrated Manufacturing. The Company manufactures most of its products. The Company's vertically-integrated manufacturing allows it to provide quality products, to react quickly to changes in demand and to generate manufacturing efficiencies, including purchasing raw materials used in a variety of disposable products in bulk. The Company believes that its manufacturing capabilities allow it to contain costs, control quality and maintain security of proprietary processes. The Company continually evaluates its manufacturing processes with the objective of increasing automation, streamlining production and enhancing efficiency in order to achieve cost savings.

         Research and Development Capabilities. CONMED has utilized its research and development capabilities to introduce new products, product enhancements and new technologies. Research and development expenditures were $12.1 million in 1999. Recent new product introductions include the E9000(R) drive console, BioStinger(R) miniscal repair device, UltrAblator(TM) for the ablation and thermal modification of soft tissue, the System 7500 electrosurgical unit with argon beam coagulation and ABCFlex(TM) for the repair of digestive tract lesions.

         Integrating Acquisitions. Since 1995, the Company has completed seven acquisitions including the 1997 acquisition of Linvatec Corporation which more than doubled the size of the Company. These acquisitions have enabled the Company to broaden its product categories, expand its sales and distribution capabilities and increase its international presence. The Company's management team has demonstrated a historical ability to identify complementary acquisitions and to integrate acquired companies or product lines into the Company's operations.

Business Strategy

         The Company is implementing the following business strategies:

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

         Increase International Sales. The Company believes there are significant sales opportunities for its surgical products outside the United States. The Linvatec acquisition increased the Company's access to international markets. The Company is expanding its international presence and increasing its penetration into international markets by utilizing Linvatec's relationships with foreign surgeons, hospitals and third-party payers, as well as foreign distributors. The Company is also utilizing Linvatec's sales relationships to introduce Linvatec's customers to CONMED's products. In 1999, the Company's sales outside the United States grew 30%.

         Pursue Strategic Acquisitions. The Company believes that strategic acquisitions represent a cost-effective means of broadening its product line. The Company has historically targeted companies with proven technologies, established brand names and a significant portion of sales from single-use, disposable products. Since 1995, the Company has completed seven acquisitions, expanding its product line to include surgical suction instruments, wound care products and most recently arthroscopic products and powered surgical instruments.

         Provide Broad Product Offering in Key Product Areas. As a result of competitive pressures in the health care industry, many health care providers have aligned themselves with GPOs, which are increasingly contracting with fewer vendors and demanding a broader product offering from their vendors in order to reduce administrative costs. The Company believes that its broad product line is a positive factor in the Company's efforts to meet such demands. In addition, the Company has a corporate sales department that markets the Company's broad product offering to GPOs.

         Realize Manufacturing and Operating  Efficiencies.  The Company expects to continue to review opportunities for consolidating product lines and streamlining production. The Company believes its vertically integrated manufacturing process should produce further opportunities to reduce overhead and to increase operating efficiencies and capacity utilization.

Marketing

         CONMED markets its products domestically through a sales force consisting of approximately 230 sales people. In order to provide a high level of expertise to medical specialties served, the Company's overall sales force is separated into dedicated groups for 1) arthroscopy, 2) powered surgical instruments, 3) electrosurgery and minimal access surgery and 4) patient care products. Each sales representative has a defined geographic area and is compensated on a commission basis or through a combination of salary and commission. The sales force is supervised and supported by area directors. Home office sales and marketing management provide the overall direction for the sales of the Company's products.

         CONMED's salespeople call on surgeons, hospitals, outpatient surgery centers and physician offices. The Company also has a corporate sales department that is responsible for interacting with GPOs. The Company has contracts with many such organizations and believes that the lack of any individual group purchasing contract will not adversely impact the Company's competitiveness in the marketplace. The sale of the Company's products is accompanied by initial and ongoing in-service training of the end-user. The field sales force is trained in the technical aspects of the Company's products and their uses, and provides surgeons and medical personal with information relating to the technical features and benefits of the Company's products. For hospital inventory management purposes, at the hospital's request, some products are sold to hospitals through distributors. The sales force is required to work closely with distributors where applicable and to maintain close relationships with end-users.

         The Company's international sales accounted for approximately 25% of total revenues in 1999. Products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or with direct sales efforts. CONMED distributes its products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, France, Germany, Korea, Spain and the United Kingdom.

Manufacturing

         The Company manufactures most of its products. The Company believes its vertically integrated manufacturing process allows it to provide quality products and generate manufacturing efficiencies by purchasing raw materials for its disposable products in bulk. The Company also believes that its manufacturing capabilities allow it to contain costs, control quality and maintain security of proprietary processes. The Company uses various manual and automated equipment for fabrication and assembly of its products and is continuing to further automate its facilities.

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

Research and Development Activities

         During the three years, 1997, 1998 and 1999, the Company spent approximately $3.0 million, $12.0 million and $12.1 million, respectively, for research and development. The Company's research and development departments consist of 99 employees.

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

Competition

         The markets for the Company's products are highly competitive, and many of the Company's competitors are substantially larger and stronger financially than the Company. However, the Company does not believe that any one competitor competes with the Company across all its product lines. Major competitors of the Company include Arthrex, Arthrocare Corporation, Johnson & Johnson, Medtronic, Inc., Minnesota Mining and Manufacturing Company, Smith & Nephew plc, Stryker Corporation, and Tyco International Ltd.

         The Company believes that product design, development and improvement, customer acceptance, marketing strategy, customer service and price are critical elements to compete in its industry. Other alternatives, such as medical procedures or pharmaceuticals, could at some point prove to be interchangeable alternatives to the Company's products.

Government Regulation

         Most if not all of the Company's products are classified as medical devices subject to regulation by the FDA and foreign regulatory agencies. The Company's new products generally require FDA clearance under a procedure known as 510(k) premarketing notification. A 510(k) premarketing notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device which was on the market prior to 1976 or which has received 510(k) premarketing notification clearance. Some products have been continuously produced, marketed and sold since May 1976 and require no 510(k) premarketing clearance. The Company's products generally are either Class I or Class II products with the FDA, meaning that the Company's products must meet certain FDA standards and are subject to the 510(k) premarketing notification clearance discussed above, but are not required to be approved by the FDA. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

         The Company has a quality control/regulatory compliance group of approximately 120 employees that is tasked with monitoring compliance with design specifications and relevant government regulations for all of the Company's products. The Company and substantially all of its products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, and the Safe Medical Device Act of 1990, as amended in 1992, and similar foreign regulations.

         As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to insure compliance with Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820. Many of the Company's products are subject to industry-set standards. Industry standards relating to the Company's products are generally formulated by committees of the Association for the Advancement of Medical Instrumentation. See Item 1: Business-Risk Factors: Government Regulation of Products. The Company markets its products in a number of foreign markets. Requirements pertaining to its products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. The Company believes that its products currently meet applicable standards for the countries in which they are marketed.

         The Company is subject to product recall. The Company initiated three recalls during 1998 and 1999. Corrective actions were taken to address the cause of the recalls. No recall or production matter has had a material effect on the Company's business or financial condition, but there can be no assurances that there could not be such a material effect in the future.

         Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations could have an adverse effect on the Company's business, financial condition or results of operations.

Employees

         As of December 31, 1999, the Company had 2,454 full-time employees, of whom 1,652 were in manufacturing, 99 in research and development, and the balance were in sales, marketing, executive and administrative positions. None of the Company's employees are represented by a union, and the Company considers its employee relations to be excellent. The Company has never experienced any strikes or work stoppages.

Risk Factors

         Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See "Item 1: Business -- Forward Looking Statements" relating to certain forward-looking statements in this Form 10-K.

     Significant Leverage and Debt Service

         The Company has indebtedness which is substantial in relation to its shareholders' equity, as well as interest and debt service requirements that are significant compared to its cash flow from operations. As of December 31, 1999, the Company had $394.7 million of debt outstanding, which represented 65.1% of total capitalization. In addition, on December 31, 1999, the Company had approximately $70.0 million available for borrowing under the revolving portion of the Company's principal bank credit agreement (the "credit facility").

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

         Effects of Acquisitions Generally

         An element of the Company's business strategy has been to expand through acquisitions and the Company may seek to pursue acquisitions in the future. The success of the Company is dependent in part upon its ability to effectively integrate acquired operations with the Company's operations. While the Company believes that it has sufficient management and other resources to accomplish the integration of its past and future acquisitions, there can be no assurance in this regard or that the Company will not experience difficulties with customers, suppliers, distributors, governmental authorities, personnel or others. In addition, the Company is generally entitled to customary indemnification from sellers of businesses for any difficulties that may have arisen prior to the Company's acquisition of each business, but the amount and time for claiming under these indemnification provisions is limited. There can be no assurance that the Company will be able to identify and make acquisitions on acceptable terms or that the Company will be able to obtain financing for such acquisitions on acceptable terms. As a result, the financial performance of the Company is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects described above.

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

     Significant Competition and Other Market Considerations

         The market for the Company's products is highly competitive. Many of these competitors offer a range of products in areas other than those in which the Company competes, which may make such competitors more attractive to surgeons, hospitals, GPOs and others. In addition, many of the Company's competitors are larger and have greater financial resources than the Company and offer a range of products broader than the Company's. Competitive pricing pressures or the introduction of new products by the Company's competitors could have an adverse effect on the Company's revenues and profitability. Some of the companies with which the Company now competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than the Company, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See "Item 1: Business-- Competition."

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

         Patents and Proprietary Technology

         Much of the technology used in the markets in which the Company competes is covered by patents. The Company has numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2000 through 2017 and has additional patent applications pending. See "Item 1:
Business -- Research and Development Activities." Although the Company does not rely solely on its patents to maintain its competitive position, the loss of the Company's patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around the Company's patents and to compete effectively with the Company's products. In addition, the cost to prosecute infringements of the Company's patents or the cost to defend the Company against patent infringement actions by others could be substantial. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged by competitors or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or provide the Company with a competitive advantage.

         Government Regulation of Products

All of the Company's products are classified as medical devices subject to regulation by the Food and Drug Administration (the "FDA") and are subject to similar regulations in foreign countries. As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA to insure compliance with "Quality System Regulations," as defined by the FDA. Failure to comply with applicable domestic and/or foreign requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Many of the Company's products are also subject to industry-set standards. The failure to comply with Quality System Regulations or industry-set standards could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is subject to product recall. The Company's product lines have experienced a number of product recalls. See "Item 1: Business-Government Regulation". Although no recall or production matter has had a material adverse effect on the Company's business, financial condition or results of operations, there can be no assurance to this effect in the future. The Company has been expending significant resources to improve the quality of its regulatory status. There can be no assurance that these expenditures will not increase, or that regulatory agencies will be satisfied with these efforts.

         Risks Relating to International Operations

A portion of the Company's operations are conducted outside the United States, with approximately 25% of the Company's 1999 net sales constituting foreign sales. As a result of its international operations, the Company is subject to risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, trade barriers, political risks, including political instability, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. There can be no assurance that such risks will not have a material adverse effect on the Company's business and results of operations.

         Risk of Product Liability Actions

The nature of the Company's products as medical devices and today's litigious environment in the United States should be regarded as potential risks that could significantly and adversely affect the Company's financial condition and results of operations. The Company maintains insurance to protect against claims associated with the use of its products, but such insurance coverage is subject to numerous deductibles and policy limitations and there can be no assurance that its insurance coverage would adequately cover the amount or nature of any claim asserted against the Company. See "Item 3: Legal Proceedings."

Item 2.   Properties

Facilities

The Company manufactures most of its products. Substantially all of the Company's property and assets are pledged as collateral under the Credit
Facility. The following table provides information regarding the Company's facilities. The Company believes its facilities are adequate in terms of space and suitability for its needs over the next several years.

                                                                                      Lease
       Location                      Square Feet         Own or Lease               Expiration
       --------                      -----------         ------------               ----------
Utica, NY (two facilities)              650,000              Own                       --

Largo, FL                               213,000             Lease                      2009

Rome, NY                                120,000              Own                       --

Englewood, CO                            65,000              Own                       --

Irvine, CA                               31,000             Lease                  August 2001

El Paso, TX                              29,000             Lease                   April 2002

Juarez, Mexico                           25,000             Lease                 December 2002

Santa Barbara, CA                        18,000             Lease                 December 2001

Item 3.   Legal Proceedings

         From time to time the Company is a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. While patent infringement claims are not subject to insurance, the product liability, and many other claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, the Company establishes sufficient reserves to cover probable losses associated with such claims. The Company does not expect that the resolution of any pending claims will have a material adverse effect on the Company's financial condition or results of operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock, par value $.01 per share, is traded on the Nasdaq Stock Market (symbol - CNMD). At December 31, 1999, there were 1,238 registered holders of the Company's Common Stock and, in addition, the Company has been notified that, on such date, there were approximately 7,074 accounts held in "street name".

         The following table shows the high-low last sales prices for the years ended December 31, 1998 and 1999, as reported by the Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down and commission and may not necessarily represent actual transactions.

                             --------------------------------------
                                               1998
Period                          High                         Low
                             --------------------------------------
First Quarter                 $25.75                        $21.50

Second Quarter                 26.00                         21.13

Third Quarter                  24.88                         20.31

Fourth Quarter                 33.00                         21.88


                             --------------------------------------
                                               1999
Period                          High                         Low
                             --------------------------------------
First Quarter                 $33.62                        $27.09

Second Quarter                 34.25                         28.12

Third Quarter                  33.18                         24.50

Fourth Quarter                 27.62                         22.37

         The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain future earnings to service indebtedness and finance the development of the Company's business and does not presently intend to declare cash dividends. Should this policy change, the declaration of dividends will be determined by the Board in light of conditions then existing, including the Company's financial requirements and condition and the prohibition on the declaration and payment of cash dividends contained in debt agreements.

Item 6.   Selected Financial Data

                                          FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                                              (In thousands, except per share data)

                                                                                   Years Ended December
                                                          ---------------------------------------------------------------------
                                                              1995          1996          1997            1998           1999
                                                          ---------      ---------      ---------      ---------      ---------
Statements of Operations Data(1):
     Net sales ......................................     $  99,558      $ 125,630      $ 138,270      $ 336,442      $ 372,617
     Cost of sales (2) ..............................        52,402         65,393         74,220        169,599        178,480
     Selling and administrative expense (3) .........        25,570         31,620         35,299         93,647        107,233
      Research and development expense ..............         2,832          2,953          3,037         12,029         12,108
      Unusual items (3) .............................          --             --          37, 242           --             --
                                                          ---------      ---------      ---------      ---------      ---------
      Income (loss) from operations .................        18,754         25,664        (11,528)        61,167         74,796
                                                          ---------      ---------      ---------      ---------      ---------

     Interest income (expense), net .................        (1,991)          (217)           823        (30,891)       (32,360)

     Income (loss) before income taxes
       and extraordinary item .......................        16,763         25,447        (10,705)        30,276         42,436
     Provision (benefit) for income taxes ...........         5,900          9,161         (3,640)        10,899         15,277
                                                          ---------      ---------      ---------      ---------      ---------
     Income (loss) before extraordinary item ........        10,863         16,286         (7,065)        19,377         27,159
         Extraordinary item, net of income taxes (4)           --             --             --           (1,569)          --
         Net income (loss) ..........................     $  10,863      $  16,286      $  (7,065)     $  17,808      $  27,159
                                                          =========      =========      =========      =========      =========

Earnings (Loss) Per Share Before Extraordinary Item:

     Basic ..........................................     $    1.03      $    1.16      $   (0.47)     $    1.28      $    1.78
                                                          =========      =========      =========      =========      =========
     Diluted ........................................     $    0.94      $    1.12      $   (0.47)     $    1.26      $    1.76
                                                          =========      =========      =========      =========      =========
Earnings (Loss) Per Share:

        Basic .......................................     $    1.03      $    1.16      $   (0.47)     $    1.18      $    1.78
                                                          =========      =========      =========      =========      =========
        Diluted .....................................     $    0.94      $    1.12      $   (0.47)     $    1.16      $    1.76
                                                          =========      =========      =========      =========      =========

Weighted Average Number of Common Shares
    In Calculating:
     Basic earnings (loss) per share ................        10,517         14,045         14,997         15,085         15,241
                                                          =========      =========      =========      =========      =========
      Diluted earnings (loss) per share .............        11,613         14,496         14,997         15,321         15,430
                                                          =========      =========      =========      =========      =========
Other Financial Data:
     Depreciation and amortization ..................     $   5,015      $   6,410      $   6,954      $  23,601      $  25,749
     EBITDA(5) ......................................        23,769         32,074         32,668         86,576         99,568
     Capital expenditures ...........................         5,195          4,946          8,178         12,924          9,352
     Ratio of earnings to fixed charges (6) .........         8.84x         79.30x             (6)          1.95           2.27

                                                                                            December
                                                                ----------------------------------------------------------------
                                                                   1995         1996         1997         1998          1999
                                                                --------      --------      --------      --------      --------
Balance Sheet Data(7):
     Cash and cash equivalents ...........................      $  1,539      $ 20,173      $ 13,452      $  5,906      $  3,747
     Total assets ........................................       119,403       170,083       561,637       628,784       662,161
     Long-term debt (including current portion)  .........        32,340          --         365,000       384,872       394,669
     Total shareholders' equity ..........................        75,002       158,635       162,736       182,168       211,261


                                                   (footnotes on following page)

(1) Includes, based on the purchase method of accounting, the results of (i) Birtcher Medical Systems, Inc. from March 1995; (ii) the IV controller product line acquired from Master Medical Corporation from May 1995; (iii) NDM, Inc., the subsidiary formed as a result of the product lines acquired from New Dimensions in Medicine, Inc., from February 1996; (iv) the surgical suction product line acquired from the Davol subsidiary of C.R. Bard, Inc., from July 1997; (v) Linvatec Corporation from December 31, 1997; (vi) the arthroscopy product line acquired from Minnesota Mining and Manufacturing (3M) from November 1998; and (vii) the powered instrument product line acquired from 3M from August 1999; in each such case from the date of acquisition.

(2) Includes for 1998, $3,000,000 of incremental expense related to the excess of the fair value at the acquisition date of Linvatec inventory over the cost to produce; includes for 1999, $1,600,000 of incremental expense related to the excess of the fair value at the acquisition date over the cost to produce inventory related to the powered instrument produce line acquired from 3M.

(3) Included in unusual items for 1997, a $34,000,000 non-cash acquisition charge for the write-off of all of the in-process research and development products (comprised of products in the development stage) acquired in the Linvatec acquisition, $914,000 write-off of deferred financing fees resulting from refinancing the Company's loan agreements in connection with the Linvatec acquisition, and $2,328,000 charge for the closing of the Company's Dayton, Ohio manufacturing facility. Included in selling and administrative expense for 1999, a $1,256,000 benefit related to a previously recorded litigation accrual which was settled on favorable terms.

(4) In March 1998, the Company recorded an extraordinary item of $1,569,000 net of income taxes related to the write-off of deferred financing fees.

(5) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, (except amortization of deferred financing fees included in interest expense) unusual items and inventory adjustments pursuant to purchase accounting. EBITDA is included herein because certain investors consider it to be a useful measure of a company's ability to service its debt; however, EBITDA does not represent cash flow from operations, as defined in generally accepted accounting principles, and should not be considered in isolation or as a substitute for net income or cash flow from operations or as a measure of profitability or liquidity.

(6) The ratio of earnings to fixed charges is calculated by dividing fixed charges into income before income taxes and extraordinary items plus fixed charges. Fixed charges include interest expense, amortization of deferred financing fees and the estimated interest component of rent expense. In 1997, the Company had a deficiency of earnings to cover fixed charges of $10,558,000.

(7) Linvatec is included in the Historical Balance Sheet Data as of December 31, 1997, its date of acquisition, after a one-time non-cash acquisition charge of $34,000,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with Selected Historical Financial Information (Item 6) and the consolidated financial statements of CONMED which are included elsewhere or incorporated by reference in this Form 10-K.

General

         CONMED Corporation (the "Company") is a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, such as drills and saws, for orthopaedic, ENT and neurosurgery. The Company is also a leading developer, manufacturer and supplier of advanced medical devices, including electrosurgical systems, ECG electrodes for heart monitoring, and minimally invasive surgical devices. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

Results of Operations

         The following table presents, as a percent of net sales, certain categories included in CONMED's consolidated statements of income for the periods indicated:

                                                                              Years Ended December
                                                                    ----------------------------------------
                                                                     1997              1998             1999
                                                                     ----              ----             ----
Net sales.....................................................      100.0%           100.0%            100.0%
Cost of sales.................................................       53.7             50.4              47.9
                                                                    -----            -----             -----
   Gross margin...............................................       46.3             49.6              52.1
Selling and administrative expense............................       25.5             27.8              28.8
Research and development expense..............................        2.2              3.6               3.3
Unusual items.................................................       26.9                -                 -
                                                                    -----            -----             -----
Income (loss) from operations.................................       (8.3)            18.2              20.0
Interest income (expense), net................................         .6             (9.2)             (8.6)
                                                                    -----            -----             -----
Income (loss) before income taxes and extraordinary item......       (7.7)             9.0              11.4
Provision (benefit) from income taxes.........................       (2.6)             3.2               4.1
                                                                    -----            -----             -----
     Income (loss) before extraordinary item..................       (5.1)%            5.8%              7.3%
                                                                    =====            =====             =====

Years Ended December 1999 and December 1998

         Sales for 1999 were  $372,617,000,  an  increase  of 10.8%  compared to sales of $336,442,000 in 1998. Arthroscopy sales grew 19.4% in 1999 to $144,000,000, with 10.3% of the increase due to internal growth and 9.1% due to the Company's acquisition of an arthroscopy product line from Minnesota Mining and Manufacturing Company (3M) in November 1998 (the "Arthroscopy acquisition"--Note 2). Powered surgical instrument sales grew 20.5% in 1999 to $84,700,000 with 7.3% due to internal growth and 13.2% due to the Company's acquisition of the powered instrument business from 3M in August 1999 (the "Powered Instrument acquisition"--Note 2). Electrosurgery, patient care and other surgical product lines declined 1.2% in 1999 to $143,900,000. Approximately 2% of the total sales growth in 1999 as compared to 1998 reflects the pricing impact of changes in distribution from 1999 as compared to the first six months of 1998. In connection with the December 1997 acquisition of Linvatec Corporation (the "Linvatec acquisition"--Note 2) from Bristol-Meyers Squibb ("BMS"), the Company entered into fixed price distribution agreements with Zimmer, Inc., a wholly-owned subsidiary of BMS, to distribute certain of the Company's products in selected geographic markets. Beginning in the third quarter of 1998, most of the products formerly distributed by Zimmer were sold and distributed directly by the Company, resulting in improved pricing for the affected products.

         Cost of sales increased to $178,480,000 in 1999 compared to $169,599,000 in 1998. In connection with the August 1999 Powered Instrument acquisition, the Company increased the acquired value of inventory by $1,600,000; this inventory was sold during the quarter ended September 1999 and served to increase cost of sales in 1999 by $1,600,000. Similarly, in connection with purchase accounting for the Linvatec acquisition, the Company increased the acquired value of inventory by $3,000,000 over its production cost; this inventory was sold during the quarter ended March 1998 and served to increase cost of sales in 1998 by $3,000,000. Excluding the impact of these non-recurring adjustments, cost of sales increased to $176,859,000 in 1999 from $166,606,000 in 1998, as a result of increased sales volumes as described above. Excluding the nonrecurring adjustments, the Company's gross margin percentage for 1999 was 52.5% compared to 50.5% for 1998. The increase in gross margin percentage is primarily attributable to higher sales volumes in the Company's orthopaedic product lines which carry higher gross margins than certain of the Company's other product lines as well as improved pricing resulting from the elimination of most of the fixed price product distribution agreements with Zimmer discussed previously.

         Selling and administrative costs increased to $107,233,000 in 1999 as compared to $93,647,000 in 1998. The increase in selling and administrative expense is primarily a result of additional selling expense associated with the increase in sales in 1999 as compared to 1998, including increased costs associated with the direct selling and distribution of products formerly distributed through Zimmer during the first half of 1998 and increased intangible amortization resulting from the Powered Instrument acquisition and the Arthroscopy acquisition. Partially offsetting these increases, during the fourth quarter of 1999, the Company recognized the benefit amounting to $1,256,000 of a previously recorded litigation accrual which was settled on favorable terms and is included in selling and administrative expense. As a result of these costs, as a percentage of sales, selling and administrative expense increased to 28.8% in 1999 as compared to 27.8% in 1998.

         Research and development expense was $12,108,000 in 1999 as compared to $12,029,000 in 1998. As a percentage of sales, research and development expense was 3.3% in 1999 as compared to 3.6% in 1998. The amount of research and development expense incurred in 1999 is consistent with 1998 representing the Company's ongoing efforts in this area.

         Interest expense for 1999 was $32,360,000 compared to $30,891,000 in 1998. In connection with the Powered Instrument acquisition, the Company's existing credit facility was amended in the third quarter of 1999 to provide for an additional $40,000,000 loan commitment which was used to fund the acquisition purchase price. The increase in interest expense is a result of these higher term loan borrowings and higher average borrowings under the Company's revolving credit facility during 1999 as compared to 1998. The Company funded its Arthroscopy acquisition during the fourth quarter of 1998 through borrowings under the revolving credit facility which resulted in the higher average borrowings. Offsetting the interest on these increased borrowings was reduced interest expense on the Company's term loans as a result of scheduled quarterly principal payments totaling $23,103,000 in 1999. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

         During the first quarter of 1998, the Company completed an offering of subordinated notes (the "Notes") and used the net proceeds to repay a portion of the Company's term loans under its credit facility. Deferred financing fees relating to the portion of the credit facility repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written-off as an extraordinary charge. (See Note 5 and discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Years Ended December 1998 and December 1997

         Sales for 1998 were $336,442,000, an increase of 143% compared to sales of $138,270,000 in 1997. Approximately 138% of the total sales increase is related to the Linvatec acquisition. The remaining increase of approximately 5% is attributable to the July 1997 surgical suction instrument and tubing acquisition from Davol, Inc. (the "Davol acquisition"--Note 2).

         Cost of sales increased to $169,599,000 in 1998 compared to $74,220,000 in 1997. In connection with purchase accounting for the Linvatec acquisition, the Company increased the acquired value of inventory by $3,000,000 over its production cost; this inventory was sold during the quarter ended March 1998 and served to increase cost of sales in 1998 by $3,000,000. Excluding the impact of this non-recurring adjustment, cost of sales increased to $166,606,000 in 1998 from $74,220,000 in 1997, as a result of increased sales volumes as described above. Excluding the nonrecurring adjustment, the Company's gross margin percentage for 1998 was 50.5% compared to 46.3% for 1997. The increase in gross margin percentage is primarily attributable to sales of the Company's orthopaedic product lines acquired through the Linvatec acquisition which carry higher gross margins than certain of the Company's other product lines. Additionally as discussed above, in connection with the Linvatec acquisition, the Company entered into fixed price distribution agreements with Zimmer to distribute certain of the Company's products in selected geographic markets. Beginning in the third quarter of 1998, most of the products formerly distributed by Zimmer were sold and distributed directly by the Company. As a result, the Company's gross margin percentage was 52.0% in the second half of 1998 as compared to 47% in the first half of 1998.

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

         There were no unusual charges recorded in 1998. As discussed in Note 11, in 1997 CONMED recorded $37,242,000 of unusual items, including a $34,000,000 non-cash acquisition charge for the write-off of the in-process research and development (comprised of products in the development stage) acquired in the Linvatec acquisition, $914,000 of deferred financing fees resulting from the refinancing of the Company's loan agreements in connection with the Linvatec acquisition and a $2,328,000 charge for the closing of CONMED's Dayton, Ohio manufacturing facility.

         Interest expense for 1998 was $30,891,000 compared to interest income of $823,000 in 1997. As discussed under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company acquired Linvatec Corporation on December 31, 1997 and borrowed $365 million under its credit facility. The Company had no borrowings outstanding during 1997, except the acquisition related borrowings on December 31, 1997. The Company completed an offering of subordinated notes during the quarter ended March 1998 and used the net proceeds to repay a portion of the Company's term loans under its credit facility. Deferred financing fees relating to the portion of the credit facility repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written-off as an extraordinary item in 1998.

Liquidity and Capital Resources

         The Company's net working capital position increased $16,102,000 or 17.2% to $109,526,000 at December 1999 compared to $93,424,000 at December 1998.
Net cash provided by operations was $37,030,000 for 1999 compared to $20,962,000 for 1998. Operating cash flow was positively impacted by higher net income, depreciation, and amortization in 1999 as compared to 1998, as well as the change in deferred income taxes. Negatively impacting operating cash flow in
1999 were increases in accounts receivable and inventory and decreases in accounts payable, accrued interest and accrued liabilities. The increase in accounts receivable is primarily related to the increase in sales; the increase in inventory is related to the Arthroscopy acquisition and Powered Instrument acquisition and overall higher levels of inventory on-hand. The decreases in accounts payable, accrued interest and accrued liabilities are primarily related to the timing of the payment of these liabilities. Adversely impacting operating cash flows in 1998 as compared to 1997 was an increase in accounts receivable and inventories primarily as a result of the timing of the Company's assumption of Linvatec's international operations previously managed by Zimmer. In connection with the Linvatec acquisition, the Company assumed responsibility for the majority of Linvatec's international operations on July 1, 1998. Accordingly, the receivables and inventory of the international operations were not acquired or funded by the Company until the second half of 1998.

         Net cash used by investing activities in 1999 included $40,600,000 paid related to the Powered Instrument acquisition. Net cash used by investing activities in 1998 included $17,500,000 paid related to the Arthroscopy acquisition and $14,400,000 of payments related to the Linvatec and Davol acquisitions. Components of the Linvatec acquisition related payments include investment banking and professional fees related to the acquisition ($6,300,000), payments associated with the closure of Linvatec's San Dimas, California facility ($2,500,000), payments to Zimmer, Inc. to acquire demonstration equipment ($1,400,000) and other acquisition related payments
($2,500,000). Cash payments related to the Davol acquisition amounted to $1,700,000, of which $1,200,000 represented severance costs associated with closure of the Company's Kansas manufacturing operation. Net cash used by investing activities in 1997 includes $370,000,000 in payments related to the Linvatec acquisition and $24,000,000 related to the Davol acquisition. Capital expenditures for 1999, 1998 and 1997 amounted to $9,352,000, $12,924,000 and
$8,178,000, respectively.

         Financing activities during 1999 consisted primarily of a $40,000,000 term loan used to fund the Powered Instrument acquisition, scheduled payments of $23,103,000 on the Company's previously existing term loans and $8,000,000 in repayments on the Company's revolving credit facility. Financing activities during 1998 involved the completion of the Notes offering in the aggregate principal amount of $130,000,000; net proceeds from the offering amounting to $126,100,000 were used to repay a portion of the Company's term loans under its credit facility. Additionally, the Company borrowed $23,000,000 under the revolving credit facility primarily to finance the Arthroscopy acquisition and made scheduled payments of $7,028,000 on the Company's term loans. Financing activities during 1997 involved borrowing $350,000,000 in term loans and $15,000,000 on the revolving credit facility to finance the Linvatec acquisition.

         Management believes that cash generated from operations, its current cash resources and funds available under its revolving credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's principal market risks involve foreign currency exchange rates and interest rates.

         The Company manufactures its products in the United States and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of December 31, 1999, the Company had not established a foreign currency-hedging program. The Company has mitigated and will continue to mitigate its foreign currency exposure by transacting the majority of its foreign sales in United States dollars. To date, changes in foreign currency exchange rates have not had a material effect on the Company's financial conditions or results of operations. The Company will continue to monitor and evaluate its foreign currency exposure and the need to establish a foreign currency hedging program.

         The Company's exposure to market risk for changes in interest rates relate to its borrowings. The Company does not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently, the Company has entered into two interest rate swaps expiring in June 2001 which convert $100,000,000 of the approximate $264,000,000 of floating rate borrowings under the Company's credit facility into fixed rate borrowings at rates ranging from 7.18% to 8.25%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%. If market interest rates for similar borrowings average 1% more in 2000 than they did in 1999, the Company's interest expense, after considering the effects of its interest rate swaps, would increase, and income before taxes would decrease by $1,300,000. Comparatively, if market interest rates averaged 1% less in 2000 than they did during 1999, the Company's interest expense, after considering the effects of its interest rate swaps, would decrease, and income before taxes would increase by $1,200,000. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements and does not consider any actions by management to mitigate its exposure to such a change.

Item 8.   Financial Statements and Supplementary Data

         The Company's 1999 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 2000, are included elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         The Company and PricewaterhouseCoopers LLP have had no disagreements which would be required to be reported under this Item 9.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information with respect to the Directors and Executive Officers of the Company is incorporated herein by reference to the sections captioned "Proposal
One: Election of Directors" and "Directors, Executive Officers and Senior Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 10, 2000 for the annual meeting of shareholders to be held on May 16, 2000.

Item 11.  Executive Compensation

         Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive
Officers", "Stock Option Plans", "Pension Plans" and "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 10, 2000 for the annual meeting of shareholders to be held on May 16, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 10, 2000 for the annual meeting of shareholders to be held on May 16, 2000.

Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 10, 2000 for the annual meeting of shareholders to be held on May 16, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements:

 (a)(1)     List of Financial Statements                          Form 10-K Page
                                                                  --------------

            Report of Independent Accountants                            F-1

            Consolidated Balance Sheets at December 1998 and 1999        F-2

            Consolidated Statements of Income for the Years Ended
                 December 1997, 1998 and 1999                            F-3

            Consolidated Statements of Shareholders' Equity for the
                 Years Ended December 1997, 1998 and 1999                F-4

            Consolidated Statements of Cash Flows for the Years Ended
                 December 1997, 1998 and 1999                            F-5

            Notes to Consolidated Financial Statements                   F-7

(2)         List of Financial Statement Schedules

            Valuation and Qualifying Accounts (Schedule VIII)           F-24

            All  other   schedules  have  been  omitted  because  they  are  not
            applicable, or the required information is shown in the financial statements or notes thereto.

(3)         List of Exhibits

            The exhibits listed on the accompanying Exhibit Index on page 29 below are filed as part of this Form 10-K.

(b)         Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                                          CONMED CORPORATION

                                          March 27, 2000

                                          By: /s/ Eugene R. Corasanti
                                          --------------------------
                                          Eugene R. Corasanti
                                          (Chairman of the Board,
                                           Chief Executive Officer)


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                    Title                                      Date

/s/ EUGENE R. CORASANTI      Chairman of the Board
-----------------------      Chief Executive Officer
Eugene R. Corasanti          And Director                         March 27, 2000

/s/ ROBERT D. SHALLISH, JR.  Vice President-Finance
---------------------------  and Chief Financial Officer
Robert D. Shallish, Jr.      (Principal Financial Officer)        March 27, 2000


/s/ JOSEPH J. CORASANTI      President, Chief Operating
------------------------     Officer and Director                 March 27, 2000
Joseph J. Corasanti

/s/ LUKE A. POMILIO          Vice President - Corporate
-------------------          Controller (Principal Accounting
Luke A. Pomilio              Officer)                             March 27, 2000

/s/ BRUCE F. DANIELS         Director                             March 27, 2000
--------------------
Bruce F. Daniels

/s/ ROBERT E. REMMELL        Director                             March 27, 2000
---------------------
Robert E. Remmell

/s/ WILLIAM D. MATTHEWS      Director                             March 27, 2000
-----------------------
William D. Matthews

/s/ STUART J. SCHWARTZ       Director                             March 27, 2000
----------------------
 Stuart J. Schwartz

                                  EXHIBIT INDEX

Exhibit No.              Description of Instrument
-----------              -------------------------

2.1 Purchase Agreement, dated as of May 28, 1997, by and between Davol, Inc. and CONMED Corporation-- incorporated by reference to Exhibit 2 in the Company's Current Report on Form 8-K, filed on July 11, 1997.

2.2 Stock and Asset Purchase Agreement dated as of November 26, 1997, between Bristol-Myers Squibb company and CONMED Corporation, as amended by an amendment dated as of December 31, 1997-- incorporated herein by reference to Exhibit 2.1(a) in the Company's Current Report on Form 8-K, filed on January 8, 1998

2.3 Amendment dated as of December 31, 1997, between Bristol-Myers Squibb Company and CONMED Corporation, to the Stock and Asset Purchase Agreement, dated as of November 26, 1997 between Bristol-Myers Squibb company and CONMED-- incorporated herein by reference to Exhibit 2.1(b) in the Company's Current Report on Form 8-K, filed on January 8, 1998.

2.4 Asset Purchase Agreement between Linvatec Corporation and Minnesota Mining & Manufacturing Company dated October 8, 1998-- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.5 The Asset Purchase Agreement, dated June 29, 1999 by and between Linvatec Corporation and Minnesota Mining and Manufacturing Company, as amended by an amendment dated August 11, 1999-- incorporated herein by reference to Exhibit 10.1 of the Company's report on Form 10-Q filed on August 13, 1999.

3.1 Amended and Restated By-Laws, as adopted by the Board of Directors on December 26, 1990-- incorporated herein by reference to the exhibit in the Company's Current Report on Form 8-K, dated March 7, 1991 (File No. 0-16093).

3.2      1999  Amendment  to  Certificate   of   Incorporation   and  Restated
         Certificate of Incorporation of CONMED Corporation.

4.1      See Exhibit 3.1.

4.2      See Exhibit 3.2.

4.3 Amended and Restated Credit Agreement, dated August 11, 1999, among CONMED Corporation and the several banks and other financial institutions or entities from time to time parties thereto, -- incorporated herein by reference to Exhibit 10.2 of the Company's report on Form 10-Q filed on August 13, 1999.


4.4 Guarantee and Collateral Agreement, dated December 31, 1997, made by CONMED Corporation and certain of its subsidiaries in favor of The Chase Manhattan Bank-- incorporated herein by reference to Exhibit
         10.2 in the Company's Current Report on Form 8-K filed on January 8, 1998.

Exhibit No.              Description of Instrument
-----------              -------------------------

4.5 Indenture, dated as of March 5, 1998, by an among CONMED Corporation, the Subsidiary Guarantors named therein and First Union National Bank, as Trustee--incorporated by reference to the exhibit in the Company's Registration Statement on Form S-8 filed on March 26, 1998 (File No. 333-48693).

4.6 Acknowledgement and Consent, dated August 11, 1999, among CONMED Corporation and each of its subsidiaries -- incorporated herein by reference to Exhibit 10.3 of the Company's report on Form 10-Q filed on August 13, 1999.

10.1 Employment Agreement between the Company and Eugene R. Corasanti, dated December 16, 1996-- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.2 Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement)-- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992-- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

(c) Eugene R. Corasanti life insurance plan with Northwestern Mutual Life Insurance Company, dated October 6, 1979 -- policy specification sheet -- incorporated herein by reference to Exhibit 10.0(c) of the Company's Registration Statement on Form S-2 (File No. 33-40455).

10.4 Eugene R. Corasanti life insurance plans with Northwestern Mutual Life Insurance Company dated August 25, 1991-- Statements of Policy Cost and Benefit Information, Benefits and Premiums, Assignment of Life Insurance Policy as Collateral -- incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1991.

10.5 1992 Stock Option Plan (including form of Stock Option Agreement). -- incorporated herein by reference to the exhibit in the Company's Annual Report on Form 10-K for the year ended December 25, 1992.

Exhibit No.              Description of Instrument
-----------              -------------------------

10.6 Stock Option Plan for Non-Employee Directors of CONMED Corporation-- incorporated by referenceto the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.7 Amendment to 1992 Stock Option Plan-- incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.8 Transition and Distribution Services Agreement, dated December 31, 1997, among Zimmer, Inc., Linvatec Corporation and CONMED Corporation- incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.9 Distribution Agreement, dated December 31, 1997, among Zimmer, Inc., Linvatec Corporation and CONMED Corporation - incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.10 CONMED Corporation 1999 Long-Term Incentive Plan-- incorporated by reference to the Definitive Proxy Statement for the 1999 annual meeting as filed on April 16, 1999.

11       Statement re: Computation of Per Share Earnings.

12       Statement re: Computation of Ratios of Earnings to Fixed Charges.

21       Subsidiaries of the Registrant.

23       Consent,   dated  March  27,  2000,  of   PricewaterhouseCoopers   LLP,
         independent auditors for CONMED Corporation.

27       Financial Data Schedule.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CONMED Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on Page 27 present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Syracuse, New York
February 9, 2000

                                              CONMED CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                            December 1998 and 1999
                                     (In thousands except share amounts)
                                                                                      1998           1999
                                                                                   ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents .................................................     $   5,906      $   3,747
    Accounts receivable, less allowance for doubtful accounts of $2,213 in 1998
        and $1,434 in 1999 ....................................................        66,819         76,413
    Income taxes receivable (Note 6) ..........................................         1,441           --
    Inventories (Notes 1 and 3) ...............................................        78,058         89,681
    Deferred income taxes (Note 6) ............................................         2,776          1,453
    Prepaid expenses and other current assets .................................         4,620          5,423
                                                                                    ---------      ---------
               Total current assets ...........................................       159,620        176,717
                                                                                    ---------      ---------
Property, plant and equipment, net (Notes 1 and 4) ............................        60,787         57,834
Deferred income taxes (Note 6) ................................................         3,900           --
Goodwill, net (Notes 1 and 2) .................................................       192,947        223,174
Patents, trademarks and other assets (Note 2) .................................       211,530        204,436
                                                                                    ---------      ---------
               Total assets ...................................................     $ 628,784      $ 662,161
                                                                                    =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 5) ................................     $  22,995      $  32,875
    Accounts payable ..........................................................        19,594         16,518
    Accrued payroll and withholdings ..........................................         9,665          9,658
    Income taxes payable ......................................................          --              226
    Accrued interest ..........................................................         6,069          4,588
    Other current liabilities .................................................         7,873          3,326
                                                                                    ---------      ---------
               Total current liabilities ......................................        66,196         67,191
                                                                                    ---------      ---------

Long-term debt (Note 5) .......................................................       361,877        361,794
Deferred income taxes .........................................................          --            3,330
Other long-term liabilities ...................................................        18,543         18,585
                                                                                    ---------      ---------
               Total liabilities ..............................................       446,616        450,900
                                                                                    ---------      ---------
Commitments (Notes 4, 7, 9, and 10)

                                                                                      1998           1999
                                                                                   ---------      ---------
Shareholders' equity (Notes 1 and 7):
    Preferred stock, par value $.01 per share; authorized 500,000 shares, none
        outstanding ...........................................................          --             --
    Common stock, par value $.01 per share; 100,000,000 authorized; 15,182,811
        and 15,303,806, issued and outstanding in 1998 and 1999, respectively..           152            153
    Paid-in capital ...........................................................       125,039        127,394
    Retained earnings .........................................................        57,361         84,520
    Cumulative translation adjustments ........................................            35           (387)
    Less 25,000 shares of common stock in treasury, at cost ...................          (419)          (419)
                                                                                    ---------      ---------

        Total shareholders' equity ............................................       182,168        211,261
                                                                                    ---------      ---------

               Total liabilities and shareholders' equity .....................     $ 628,784      $ 662,161
                                                                                    =========      =========

                 See notes to consolidated financial statements.

                                        CONMED CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 1997, 1998 and 1999
                             (In thousands except per share amounts)

                                                            1997           1998           1999
                                                         ---------      ---------      ---------
Net sales (Note 8) .................................     $ 138,270      $ 336,442      $ 372,617
                                                         ---------      ---------      ---------
Cost of sales (Note 2) .............................        74,220        169,599        178,480
Selling and administrative expense (Note 11) .......        35,299         93,647        107,233
Research and development expense ...................         3,037         12,029         12,108
Unusual items (Note 11) ............................        37,242           --             --
                                                         ---------      ---------      ---------
                                                           149,798        275,275        297,821
                                                         ---------      ---------      ---------
Income (loss) from operations ......................       (11,528)        61,167         74,796
Interest income (expense), net (Note 5) ............           823        (30,891)       (32,360)
                                                         ---------      ---------      ---------

Income (loss) before income taxes and
   extraordinary item ..............................       (10,705)        30,276         42,436
Provision (benefit) for income taxes (Note 6)               (3,640)        10,899         15,277
                                                         ---------      ---------      ---------

Income (loss) before extraordinary item ............        (7,065)        19,377         27,159
                                                         =========      =========      =========

Extraordinary item, net of income taxes (Note 5) ...          --           (1,569)          --
                                                         ---------      ---------      ---------

Net income (loss) ..................................     $  (7,065)     $  17,808      $  27,159
                                                         =========      =========      =========
Per share data:
  Income (loss) before extraordinary item
           Basic ...................................     $    (.47)     $    1.28      $    1.78
           Diluted .................................          (.47)          1.26           1.76
  Extraordinary item
           Basic ...................................          --             (.10)          --
           Diluted .................................          --             (.10)          --
  Net income (loss)
            Basic ..................................          (.47)          1.18           1.78
            Diluted ................................          (.47)          1.16           1.76

                 See notes to consolidated financial statements.

                                                         CONMED CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Years Ended December 1997, 1998 and 1999
                                                           (In thousands)

                                                                Common Stock                                         Cumulative
                                                            --------------------        Paid-in       Retained      Translation
                                                            Number        Amount        Capital       Earnings      Adjustments
                                                            ------        ------        -------       --------      -----------
Balance at December 1996 ...........................        14,989      $     150      $ 111,867      $  46,618      $    --
  Exercise of stock options ........................            73              1            661
  Tax benefit arising from exercise of stock .......                                         298
      options
  Issuance of a warrant (Note 2) ...................                                      10,625
   Purchase of CONMED common stock
     (Note 7) ......................................
  Net loss .........................................                                                     (7,065)
                                                            ------        -------      ---------      ---------      ----------

Balance at December 1997 ...........................        15,062            151        123,451         39,553           --


  Exercise of stock options ........................           121              1          1,087
  Tax benefit arising from exercise of stock .......                                         501
      options
  Comprehensive income:
     Translation adjustments .......................                                                                        35
     Net income ....................................                                                     17,808
  Total comprehensive income .......................
                                                            -------        -------      ---------      --------     ----------

 Balance at December 1998 ...........................        15,183            152        125,039        57,361             35


    Exercise of stock options ......................           121              1          1,611

  Tax benefit arising from exercise of ...........                                           744
   stock options
    Comprehensive income:
      Translation adjustments ......................                                                                      (422)
      Net income ...................................                                                     27,159

    Total comprehensive income .....................
                                                            ------        -------      ---------      --------     ----------

Balance at December 1999 ...........................        15,304        $   153      $ 127,394      $ 84,520     $      (387)
                                                            ======        ======       =========      ========     ==========

                                                                           Total
                                                           Treasury    Shareholders'
                                                             Stock         Equity
                                                             -----         ------
Balance at December 1996 ...........................       $    --        $ 158,635
  Exercise of stock options ........................                            662
  Tax benefit arising from exercise of stock .......                            298
      options
  Issuance of a warrant (Note 2) ...................                         10,625
   Purchase of CONMED common stock
     (Note 7) ......................................            (419)          (419)
  Net loss .........................................                         (7,065)
                                                           ---------     ----------

Balance at December 1997 ...........................            (419)       162,736


  Exercise of stock options ........................                          1,088
  Tax benefit arising from exercise of stock .......                            501
      options
   Comprehensive income:
      Translation adjustments .......................
     Net income
   Total comprehensive income                                                17,843
                                                           ---------     ----------



Balance at December 1998 ...........................            (419)       182,168



    Exercise of stock options ......................                          1,612

  Tax benefit arising from exercise of ...........                              744
   stock options
    Comprehensive income:

      Translation adjustments ......................
      Net income ...................................

    Total comprehensive income .....................                        26,737
                                                           ---------     ---------

Balance at December 1999 ...........................       $    (419)    $ 211,261
                                                           ==========    ==========

                 See notes to consolidated financial statements.

                                               CONMED CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Years Ended December 1997, 1998 and 1999
                                                 (In thousands)

                                                                            1997             1998          1999
                                                                         ---------      ---------      ---------
Cash flows from operating activities:
     Net income (loss) .............................................     $  (7,065)     $  17,808      $  27,159
                                                                         ---------      ---------      ---------
     Adjustments to reconcile net income (loss) to net cash
         provided by operations:
         Depreciation ..............................................         3,880          8,098          9,207
         Amortization ..............................................         3,074         15,503         16,542
         Extraordinary item, net of income taxes (Note 5) ..........          --            1,569           --
         Write-off of in-process research and development (Note 2) .
                                                                            34,000           --             --
         Increase  (decrease)  in cash flows  from  changes in
               assets  and  liabilities,  net of effects  from
              acquisitions (Note 2):
              Accounts receivable ..................................        (1,499)       (19,614)        (9,566)
              Inventories ..........................................         6,295        (19,303)        (8,554)
              Prepaid expenses and other current assets ............          (228)        (1,180)          (803)
              Accounts payable .....................................           (73)        10,028         (3,076)
              Income tax receivable/payable ........................           521         (1,348)         1,667
              Income tax benefit of stock option exercises .........           298            501            744
              Accrued payroll and withholdings .....................           263          2,834             (7)
              Accrued interest .....................................          --            6,069         (1,481)
              Other current liabilities ............................         1,627         (1,347)        (2,366)
              Deferred income taxes ................................       (10,809)         7,039          8,553
              Other assets/liabilities, net ........................         1,476         (5,695)          (989)
                                                                         ---------      ---------      ---------
                                                                            38,825          3,154          9,871
                                                                         ---------      ---------      ---------

              Net cash provided by operations ......................        31,760         20,962         37,030
                                                                         ---------      ---------      ---------
Cash flows from investing activities:
     Payments related to business acquisitions (Note 2) ............      (395,273)       (31,909)       (40,585)
     Acquisition of property, plant and equipment ..................        (8,178)       (12,924)        (9,352)
                                                                         ---------      ---------      ---------
              Net cash used by investing activities ................      (403,451)       (44,833)       (49,937)
                                                                         ---------      ---------      ---------
Cash flows from financing activities:
     Proceeds of long-term debt ....................................       350,000        130,000         40,900
     Borrowings (repayments)under revolving credit facility (Note
     5) ............................................................        15,000         23,000         (8,000)
     Proceeds from issuance of common stock ........................           662          1,088          1,612
     Purchase of treasury stock (Note 7) ...........................          (419)          --             --
     Payments related to issuance of long-term debt ................          --           (4,635)          (661)
     Payments on long-term debt and other obligations ..............          (273)      (133,128)       (23,103)
                                                                         ---------      ---------      ---------
              Net cash provided by financing activities ............       364,970         16,325         10,748
                                                                         ---------      ---------      ---------

                                                                            1997             1998          1999
                                                                         ---------      ---------      ---------
Net decrease in cash and cash equivalents ..........................        (6,721)        (7,546)        (2,159)
Cash and cash equivalents at beginning of year .....................        20,173         13,452          5,906
                                                                         ---------      ---------      ---------

Cash and cash equivalents at end of year ...........................     $  13,452      $   5,906      $   3,747
                                                                         =========      =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
         Interest ..................................................     $    --        $  24,078      $  32,662
         Income taxes ..............................................        6,079          4,121          4,502

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


                               CONMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Operations and Significant Accounting Policies

Organization and operations

     The consolidated financial statements include the accounts of CONMED Corporation and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. CONMED Corporation is a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, such as drills and saws, for orthopaedic, ENT and neuro-surgery. The Company is also a leading developer, manufacturer and supplier of advanced medical devices, including electrosurgical systems, ECG electrodes for heart monitoring, and minimally invasive surgical devices. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

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

Goodwill

     Goodwill is amortized over periods ranging from 13 to 40 years. Accumulated amortization of goodwill amounted to $10,996,000 and $16,901,000 at December 31, 1998 and 1999, respectively.

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

Earnings (loss) per share

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. Income used in the EPS calculation is net income (loss) for each year. Shares used in the calculation of basic and diluted EPS were (in thousands):

                                                                   1997        1998      1999
                                                                  ------     ------     ------
Shares used in the calculation of Basic EPS (weighted average
    shares outstanding) .....................................     14,997     15,085     15,241

Effect of dilutive potential securities .....................       --          236        189
                                                                  ------     ------     ------

Shares used in the calculation of Diluted EPS ...............     14,997     15,321     15,430
                                                                  ======     ======     ======

         The 1997 calculation of diluted EPS excluded the effect of dilutive potential securities aggregating 230,000 shares because to give effect thereto would have been antidilutive given the net loss for the year. The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 1,395,000, 1,440,000 and 1,326,000 at December 31, 1997, 1998 and 1999, respectively.

Comprehensive income

         SFAS No. 130, "Reporting Comprehensive Income", requires companies to report a measure of operations called comprehensive income. This measure, in addition to "net income" includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: 1) unrealized gains and losses on certain investments in debt and equity securities; 2) foreign currency translation; and 3) minimum pension liability adjustments. The Company has reported comprehensive income within the Consolidated Statement of Shareholders' Equity.

Derivative financial instruments

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company will be required to adopt this standard in the fiscal year beginning January 1, 2001. Management does not believe that the adoption of this statement will have a material impact on the financial statements.

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

         The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of long-term borrowings and interest rate swaps are as follows (in thousands):

                                                             1998                         1999
                                                   ----------------------       ----------------------
                                                   Carrying         Fair        Carrying         Fair
                                                    Amount          Value         Amount         Value
                                                    ------          -----         ------         -----
Swap agreements .............................     $     (49)     $    (443)     $      37      $     248

Long-term debt (including current maturities)      (384,872)      (384,872)      (394,669)      (386,219)

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

Note 2 -- Business Acquisitions

         On July 1, 1997, the Company completed the acquisition of a product line from Davol, Inc., a subsidiary of C.R. Bard, Inc., for a cash purchase price of $24,000,000 (the "Davol acquisition"). This acquisition was funded through available cash on hand and is being accounted for using the purchase method. The results of operations of the acquired product line are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         On December 31, 1997, the Company acquired the business and certain assets of Linvatec Corporation from Bristol-Myers Squibb Company, for a cash purchase price of $370,000,000 and the assumption of $28,600,000 of liabilities (the "Linvatec acquisition"). This acquisition was funded through borrowings under the Company's credit facility (Note 5). Bristol-Myers Squibb Company also received a warrant to purchase 1,000,000 shares of the Company's common stock at $34.23 per share. This warrant expires December 31, 2007, and was valued at $10,625,000.

         The Linvatec acquisition is being accounted for using the purchase method. The allocation of purchase price resulted in identifiable intangible assets, including patents and technology ($9,000,000), trademarks and tradenames ($96,000,000) and customer relationships ($108,000,000), aggregating $213,000,000, which will be amortized over periods from 5 to 40 years. Goodwill associated with the Linvatec acquisition approximated $89,300,000 and is being amortized on a straight-line basis over a 40-year period. In connection with the

Linvatec acquisition, the Company increased the acquired value of inventory by $3,000,000 over its production cost. This inventory was sold during the quarter ended March 1998 and, accordingly this non-recurring adjustment served to increase cost of sales during 1998 by $3,000,000. Additionally, a portion of the purchase price was allocated to purchased in-process research and development ("R&D"). Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $34,000,000 of the acquisition cost was expensed on December 31, 1997. The value assigned to purchased in-process R&D, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established, including arthroscopic resection and procedure specific surgical instruments ($10,112,000), imaging technology for minimally invasive surgical procedures ($11,706,000), specialty surgical powered instruments ($8,386,000) and other ($3,796,000). The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value using a discount rate of 13%. At the date of acquisition, remaining costs to complete these projects were $162,000 for arthroscopic resection and procedure specific, $281,000 for imaging technology, $424,000 for specialty surgical powered instruments and $840,000 for other projects. During 1998, these projects were either completed or abandoned. These projects ranged from 60% to 90% complete at the date of acquisition. Costs to complete these projects consist primarily of direct salaries and wages. Revenues from certain of these projects began in 1998.

         During 1998, goodwill for the Davol and Linvatec acquisitions increased by $1.7 million and $28.9 million, respectively. The Davol increase reflects severance ($1.2 million) and other costs associated with the 1998 closure of the former Davol manufacturing operation located in Kansas. The significant components of the increase in Linvatec goodwill include the finalization of unfunded employee benefit obligations assumed at the acquisition date ($7.5 million), payments for investment banking fees and professional fees related to the acquisition ($6.3 million), payments and the writedown of fixed assets in connection with the closure of Linvatec's San Dimas, California facility which was completed in 1998 ($4.0 million), and payments and accruals related to contingent liabilities assumed with the acquisition ($4.5 million).

         On November 16, 1998, the Company acquired the assets related to an arthroscopy product line from Minnesota Mining and Manufacturing Company for a purchase price of $17,500,000 (the "Arthroscopy acquisition") which was funded through borrowings under the Company's revolving credit facility (Note 5). This acquisition is being accounted for using the purchase method. The results of operations of the acquired product line are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         On June 29, 1999, the Company agreed to purchase certain assets of the powered surgical instrument business of Minnesota Mining and Manufacturing Company (the "Powered Instrument acquisition"). The Company also agreed to a series of transition-related matters in order to facilitate the transfer of the business. The acquisition was completed on August 11, 1999 for a purchase price of $39,000,000, before certain adjustments, which was funded through borrowings under the Company's amended credit facility (Note 5). This acquisition is being accounted for using the purchase method. The results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period. In connection with the Powered Instrument acquisition, the Company increased the acquired value of inventory by $1,600,000. This inventory was sold during the quarter ended September 1999 resulting in a non-recurring adjustment to increase cost of sales during 1999 by $1,600,000.

         The allocation of the purchase price for the Powered Instrument acquisition is based on management's preliminary estimates. It is possible that re-allocation will be required as additional information becomes available. Management does not believe that such reallocations will have a material effect on the Company's financial position or results of operations.

         On an unaudited pro forma basis, assuming the completed acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                                                     Year Ended December
                                                                                   -------------------------
                                                                                      1998            1999
                                                                                   --------         --------
     Pro forma net sales..................................................         $365,192         $385,117
                                                                                   ========         ========

     Pro forma income  before extraordinary item..........................          $20,628          $27,472
                                                                                    =======          =======

     Pro forma income per share before extraordinary item:

         Basic............................................................          $  1.37          $  1.80
                                                                                    =======          =======

         Diluted..........................................................          $  1.35          $  1.78
                                                                                    =======          =======


         The unaudited pro forma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisitions. This pro forma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.

Note 3 -- Inventories

         The components of inventory are as follows (in thousands):

                                                      1998                1999
                                                     -------             -------
Raw materials ..........................             $35,204             $35,651

Work in process ........................               7,429               9,803

Finished goods .........................              35,425              44,227
                                                     -------             -------

                                                     $78,058             $89,681
                                                     =======             =======

Note 4 -- Property, Plant and Equipment

         Details of property, plant and equipment are as follows (in thousands):

                                                           1998           1999
                                                        --------       --------
Land and improvements ............................      $  2,011       $  1,511

Building and improvements ........................        27,966         25,955

Machinery and equipment ..........................        57,801         60,231

Construction in progress .........................         2,416          4,643
                                                        --------       --------

                                                          90,194         92,340

             Less:  Accumulated depreciation .....       (29,407)       (34,506)
                                                        --------       --------

                                                        $ 60,787       $ 57,834
                                                        ========       ========

         Rental expense on operating leases was approximately $489,000, $2,650,000 and $2,935,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 1999 are as follows:

                        Year ending December 31 (in thousands):

                  2000.....................................        $ 3,388
                  2001.....................................          3,171
                  2002.....................................          2,478
                  2003.....................................          2,280
                  2004.....................................          2,254
                  Thereafter...............................         10,725


Note 5 -- Long Term Debt

         On December 30, 1997, in connection with the Linvatec acquisition (Note
2), the Company entered into a credit agreement with several banks providing for a $450,000,000 credit facility. On August 11, 1999, the $450,000,000 credit facility was amended in connection with the Powered Instrument acquisition (Note
2) to provide for an additional $40,000,000. The amended $490,000,000 credit facility is comprised of four sub-facilities: (i) a $210,000,000 five-year term loan with quarterly principal repayments; (ii) a $140,000,000 seven-year term loan with quarterly principal repayments; (iii) a $40,000,000 six-year term loan with quarterly principal repayments; and (iv) a $100,000,000 revolving credit facility. The revolving credit facility expires on December 30, 2002. During the commitment period, the Company is obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility. A covenant under the credit facility required the Company to complete a senior subordinated note offering, which was completed in March 1998 with the net proceeds of $126,100,000 being used to reduce the term loans under the credit facility. Deferred financing fees related to the portion of the term loans repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written off in March 1998 as an extraordinary item.

         As of December 31, 1998, the Company had $127,733,000,  $89,139,000 and
$38,000,000 outstanding under the five-year term loan, the seven-year term loan and the revolving credit facility, respectively. As of December 31, 1999, the Company had $105,380,000, $88,497,000, $39,925,000 and $30,000,000 outstanding under the five-year term loan, the seven-year term loan, the six year term loan and the revolving credit facility, respectively. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. Additionally, certain events of default under the credit facility limit interest rate options available to the Company. The weighted average interest rates at December 31, 1998 under the five-year term loan, the seven-year term loan and the revolving credit facility were 7.19%, 7.46% and 7.39%, respectively. The weighted average interest rates at December 31, 1999 under the five-year term loan, the seven-year term loan, the six year term loan and the revolving credit facility, were 7.65%, 8.15%, 8.59% and 7.45%, respectively. The Company has entered into two interest rate swaps expiring in June 2001 which convert $100 million of floating rate debt under the Company's credit facility into fixed rate debt at rates ranging from 7.18% to 8.25%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%.

         The term debt and revolving credit facility are collateralized by all the Company's personal property. The agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The Company is also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales. Mandatory prepayments are to be applied first to the prepayment of the term loans and then to reduce borrowings under the revolving credit facility.

         As discussed above, in March 1998 the Company issued $130,000,000 of 9% Senior Subordinated Notes (the "Notes"). The Notes mature on March 15, 2008, unless previously redeemed by the Company. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Notes are redeemable for cash at anytime on or after March 15, 2003, at the option of the Company, in whole or in part, at the redemption prices set forth therein, plus accrued and unpaid interest to the date of redemption. In addition, on or before March 15, 2001, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more offerings of common stock of the Company for cash at a redemption price of 109% of the principal amount thereof plus accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of the Notes remain outstanding after giving effect to any such redemption.

         The scheduled maturities of long-term debt outstanding at December 31, 1999 are as follows: 2000 -- $32,875,000; 2001 -- $36,107,000; 2002 --
$69,298,000;   2003  --  $42,018,000;   2004  --   $45,223,000;   thereafter  --
$169,148,000.

         The credit facility (including the term loans and the revolving credit facility) is guaranteed on a collateralized basis, and the credit facility and the Notes are guaranteed (the "Subsidiary Guarantees") by the Company's subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                            December 31,
                                                     --------------------------
                                                       1998               1999
                                                     --------           --------
Current assets ...........................           $ 96,434           $117,541

Non-current assets .......................            359,499            385,363

Current liabilities ......................             30,367             21,921

Non-current liabilities ..................            354,063            355,012

                                                Year Ended December
                                       ----------------------------------------
                                         1997            1998            1999
Revenues ......................        $ 51,376         $239,491        $289,729

Operating income (loss) .......         (16,452)          45,529          63,028

Net income (loss) .............         (10,529)           7,639          19,525

Note 6 -- Income Taxes

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                               1997        1998         1999
                                             --------     --------     --------
Current tax expense:
    Federal ............................     $  6,677      $  1,652     $  5,027
    State ..............................          492           258          350
    Foreign ............................           --           210          922
                                             --------     --------     --------
                                                7,169        2,120        6,299

Deferred income tax expense (benefit) ..      (10,809)        8,779        8,978
                                             --------     --------     --------

    Provision (benefit) for income taxes     $ (3,640)     $ 10,899     $ 15,277
                                             ========     ========     ========


         A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows (in thousands):

                                                              1997         1998          1999
                                                           --------      --------      --------
Tax provision at statutory rate based on income before
    income taxes and extraordinary item ..............     $ (3,747)     $ 10,597      $ 14,853

Foreign sales corporation ............................         (300)         (313)         (543)

State taxes ..........................................          313           165           257

Nondeductible intangible amortization ................          224           243           320

Other, net ...........................................         (130)          207           390
                                                           --------      --------      --------

                                                           $ (3,640)     $ 10,899      $ 15,277
                                                           ========      ========      ========

         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows (in thousands):

                                                           1998           1999
                                                          -------       -------
Assets:
     Receivables ...................................      $   290       $   135
     Inventory .....................................        1,002           330
     Deferred compensation .........................          511           597
     Employee benefits .............................          181           794
     Other .........................................        1,056         1,761
     Leases ........................................          373           172
     Goodwill and intangible assets ................        4,400          --
     Birtcher net operating losses .................        4,681         4,258
     Valuation allowance for deferred tax assets ...       (4,681)       (4,258)
                                                          -------       -------
                                                            7,813         3,789
                                                          -------       -------
Liabilities:
     Goodwill and intangible assets ................         --           4,051
     Depreciation ..................................        1,044         1,500
     Other
                                                               93           115
                                                          -------       -------
                                                            1,137         5,666
                                                          -------       -------
Net asset (liability) ..............................      $ 6,676       $(1,877)
                                                          =======       =======


         Net operating losses of the Company's Birtcher Medical Systems, Inc. acquisition are subject to certain limitations and expire over the period 2008 to 2010. Management has established a valuation allowance of $4,258,000 to reflect the uncertainty of realizing the benefit of certain of these carryforwards.

Note 7 -- Shareholders' Equity

         The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 1999, no preferred stock had been issued.

         In connection with the Linvatec acquisition (Note 2), the Company issued to Bristol-Myers Squibb Company a ten-year warrant to purchase 1.0 million shares of the Company's common stock at a price of $34.23 per share.

         During 1997, the Company was authorized to repurchase up to $30,000,000 of its common stock in the open market or in private transactions. The Company repurchased 25,000 shares of common stock in 1997 at an aggregate price of $419,000. The Company's credit agreement (Note 5) prohibits future repurchases of common stock during its term.

         The Company has reserved shares of common stock for issuance to employees and directors under four Stock Option Plans (the "Plans"). The option price on all outstanding options is equal to the estimated fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

         The following is a summary of incentive stock option activity under the Plans (in thousands, except per share amounts):

                                                                           Weighted-
                                                         Number            Average
                                                            of             Exercise
                                                          Shares             Price
                                                          ------            -------
      Outstanding at December 1996 ..............          1,135          $   13.92
           Granted during 1997 ..................            153              22.99
           Forfeited ............................            (10)             10.09
           Exercised ............................            (73)              9.01
                                                          ------            -------

      Outstanding at December 1997 ..............          1,205              15.39
           Granted during 1998 ..................            509              23.64
           Forfeited ............................            (93)             24.44
           Exercised ............................           (121)              8.99
                                                          ------            -------

      Outstanding at December 1998 ..............          1,500              17.90
           Granted during 1999 ..................            401              29.62
           Forfeited ............................             (9)             22.91
           Exercised ............................           (121)             13.32
                                                          ------            -------

      Outstanding at December 1999 ..............          1,771            $ 20.94
                                                          ======            ======

     Exercisable:
           December 1997 ........................            690          $   11.51
           December 1998 ........................            856              14.24
           December 1999 ........................            945              16.33

         At December 31, 1999, the number of stock options outstanding with exercise prices less than $10, between $10 and $20, and greater than $20 were 112,000, 535,000 and 1,124,000, respectively. The weighted average price per share and remaining life for options in these categories were $5.45 and 2 years, $12.74 and 4 years, and $26.41 and 8 years, respectively. The number of shares exercisable at December 31, 1999 and the related weighted average price per share for options in these categories were 112,000 shares at $5.45, 476,000 shares at $12.29 and 357,000 shares at $25.13, respectively.

         SFAS No. 123, "Accounting for Stock-Based Compensation." defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB No. 25. No compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plans.

         Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 1997, 1998 and 1999 was $11.87, $11.57 and $13.28, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for options granted in 1997, 1998 and 1999, respectively: Risk-free interest rates of 5.96%, 5.41% and 6.46%; volatility factors of the expected market price of the Company's common stock of 51.31%, 48.72% and 39.23%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                             1997           1998            1999
                                          ---------      ----------     ----------
Net income (loss)-- as reported ..        $  (7,065)     $   17,808     $   27,159
Net income (loss)-- pro forma ....           (7,427)         15,420         24,678
EPS-- as reported:
     Basic .......................            (0.47)           1.18           1.78
     Diluted .....................            (0.47)           1.16           1.76

EPS-- pro forma:
     Basic .......................            (0.50)           1.02           1.62


     Diluted .....................            (0.50)           1.01           1.60

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

The following is net sales information for geographic areas (in thousands):

                                       1997              1998             1999
                                    ---------         ---------        ---------
  United States                     $ 118,673         $ 266,668        $ 281,439
  All other countries                  19,597            69,774           91,178
                                     ---------         ---------        ---------

  Total                             $ 138,270         $ 336,442        $ 372,617
                                    =========         =========        =========

There were no significant investments in long-lived assets located outside the United States at December 31, 1998 and 1999.

         The Company uses medical supply distributors to distribute certain products to their end users. Sales to one distributor totaled 15.3% of the Company's sales in 1997. In 1998 and 1999, no single customer accounted for 10% or more of the Company's sales.

Note 9 -- Pension Plans

         The Company maintains defined benefit plans covering substantially all employees. The Company makes annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

         Net pension cost for 1997, 1998 and 1999 included the following components (in thousands):

                                                        1997        1998        1999
                                                     -------      -------      -------
Service cost-- benefits earned during the period     $   925      $ 2,324      $ 2,592
Interest cost on projected benefit obligation ..         436        1,143        1,349
Expected return on plan assets .................        (395)      (1,046)      (1,090)
Net amortization and deferral ..................          44           27           41

                                                     -------      -------      -------
Net pension cost ...............................     $ 1,010      $ 2,448      $ 2,892
                                                     =======      =======      =======

                                      F-20

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1998 and 1999 (in thousands):

                                                            1998          1999
                                                         --------      --------
Change in benefit obligation

Projected benefit obligation at beginning of year ..     $ 17,050      $ 19,536
Service cost .......................................        2,324         2,592
Interest cost ......................................        1,143         1,349
Actuarial loss (gain) ..............................         (195)         (228)
Benefits paid ......................................         (786)       (3,512)
                                                         --------      --------
Projected benefit obligation at end of year ........     $ 19,536      $ 19,737
                                                         --------      --------

Change in plan assets

Fair value of plan assets at beginning of year .....     $ 13,514      $ 13,501
Actual return on plan assets .......................          773         1,507
Employer contribution ..............................         --           1,263
Benefits paid ......................................         (786)       (3,512)
                                                         --------      --------


Fair value of plan assets at end of year ...........     $ 13,501      $ 12,759
                                                         --------      --------
Change in funded status
Funded status ......................................     $  6,035      $  6,978
Unrecognized net actuarial loss ....................         (872)         (200)
Unrecognized transition liability ..................          (68)          (64)
Unrecognized prior service cost ....................         (173)         (162)
                                                         --------      --------
Accrued pension cost ...............................     $  4,922      $  6,552
                                                         --------      --------

         For 1997, 1998 and 1999 actuarial calculation purposes, the weighted average discount rate was 7.0%, the expected long term rate of return was 8.0% and the rate of increase in future compensation levels was 4.0%.

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

Note 11 -- Unusual and Nonrecurring Items

         The unusual items for the year ended December 31, 1997 consist of the following (in thousands):


                Write-off of purchased in-process R&D (Note 2)  ...   $34,000
                Facility consolidations............................     2,328
                Write-off of deferred financing costs..............       914
                                                                      --------
                                                                      $37,242
                                                                       =======

         During the first quarter of 1997, the company recorded a charge of $2,328,000 related to the closure of the Company's Dayton, Ohio manufacturing facility. Operations of the Dayton facility were transferred to the Company's Utica and Rome, New York facilities. The components of the charge consisted primarily of costs associated with employee severance and termination, and the impairment of the carrying value of fixed assets. Additionally, during the fourth quarter of 1997, the Company wrote off $914,000 in previously existing deferred financing fees as a result of entering into a new credit agreement on December 30, 1997 in connection with the Linvatec acquisition (Note 2 and Note
5).

         During the fourth quarter of 1999, the Company recognized the benefit amounting to $1,256,000 related to a previously recorded litigation accrual which was settled on favorable terms and is included in selling and administrative expense.

Note 12 -- Selected Quarterly Financial Data (Unaudited)

         Selected quarterly financial data for 1998 and 1999 are as follows (in thousands, except per share amounts):

                                                 Three Months Ended
                                                 ------------------
                                   March        June      September     December
                                   -----        ----      ---------     --------
1998
Net sales ..................      $80,242      $80,513      $85,714      $89,973
Gross profit ...............       35,860       39,639       44,593       46,751
Net income .................          882        4,547        5,921        6,458
Earnings per share:
   Basic ...................         0.06         0.30         0.39         0.43
   Diluted .................         0.06         0.30         0.39         0.42

                                                 Three Months Ended
                                                 ------------------
                                   March        June      September     December
                                   -----        ----      ---------     --------
1999
Net sales ..................      $90,869      $90,483      $91,712      $99,553
Gross profit ...............       47,327       47,658       46,676       52,476
Net income .................        6,323        6,690        5,613        8,533
Earnings per share:
   Basic ...................         0.42         0.44         0.37         0.56
   Diluted .................         0.41         0.43         0.36        0.55

As discussed in Note 5, the Company recorded an extraordinary charge in March 1998 related to the write-off of deferred financing fees of $1,569,000 net of income taxes. Additionally, as discussed in Note 2, the Company increased the acquired value of inventory in connection with the Linvatec acquisition which resulted in a non-recurring adjustment to increase cost of sales during the quarter ended March 1998 by $3,000,000. As discussed in Note 2, the Company increased the acquired value of inventory in connection with the Powered Instrument acquisition which resulted in a non-recurring adjustment to increase cost of sales during the quarter ended September 1999 by $1,600,000. As discussed in Note 11, the Company recorded a nonrecurring benefit of $1,256,000 in the fourth quarter of 1999.


                                  SCHEDULE VIII--Valuation and Qualifying Accounts
                                                   (in thousands)

                                                             Column C
                                                     --------------------------
                                                             Additions
                                                     --------------------------
                                     Column B            (1)          (2)
                                   ------------                                                         Column E
          Column A                 Balance at       Charged to      Charged to        Column D       --------------
        ------------               Beginning of      Costs and       Other           ---------      Balance at End
         Description                  Period          Expenses       Accounts        Deductions         of Period
         -----------                  ------          --------       --------        ----------         ---------

1999
   Allowance for bad debts..          $ 2,213           $ 263                        $ (1,042)           $1,434
   Inventory reserves.......          $ 6,618           $ 220      $ 1,500           $ (1,163)           $7,175
   Deferred tax asset
   Valuation allowance......          $4,681                                         $   (423)           $4,258

1998
   Allowance for bad debts..          $ 2,708           $459                         $   (954)           $2,213
   Inventory reserves.......          $ 7,411           $918         $ (61)          $ (1,650)           $6,618
   Deferred tax asset
   Valuation allowance......          $5,105                                         $   (424)           $4,681


1997
   Allowance for bad debts..           $ 500            $887         $1,808          $   (487)          $ 2,708
   Inventory reserves.......           $ 462            $277         $6,672                             $ 7,411
   Deferred tax asset
   valuation allowance......          $5,417                                         $   (312)           $5,105
