Form 10-Q
period 2000-03-31
CONMED CORP
filed 2000-05-10
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 2000            Commission File Number 0-16093

                               CONMED CORPORATION
          -------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


           New York                                          16-0977505
---------------------------------------            ----------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


                     310 Broad Street, Utica, New York 13501
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)



(Registrant's telephone number, including area code) (315) 797-8375
     `                                               ----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [_]

         The number of shares outstanding of registrant's common stock, as of May 3, 2000 is 15,322,718 shares.

                               CONMED CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

    Item Number                                                             Page

         Item 1.  Financial Statements

                           - Consolidated Statements of Income               1

                           - Consolidated Balance Sheets                     2

                           - Consolidated Statements of Shareholders'
                                    Equity                                   3

                           - Consolidated Statements of Cash Flows           4

                           - Notes to Consolidated Financial
                             Statements                                      5




         Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                     7




                            PART II OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          10



         Signatures                                                         11



         Exhibit Index                                                      12

Item 1.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Three Months Ended March 1999 and 2000
                     (in thousands except per share amounts)
                                   (unaudited)


                                                         1999          2000
                                                         ----          ----
Net sales........................................      $90,869      $101,913
                                                       -------      --------

Cost and expenses:
  Cost of sales..................................       43,542        48,661
  Selling and administrative.....................       26,566        29,864
  Research and development.......................        2,956         3,406
                                                       -------       -------

         Total operating expenses................       73,064        81,931
                                                       -------       -------


Income from operations...........................       17,805        19,982

Interest expense, net............................       (7,926)       (8,405)
                                                       -------       -------

Income before income taxes.......................        9,879        11,577

Provision for income taxes.......................       (3,556)       (4,168)
                                                       -------       -------

Net income.......................................      $ 6,323       $ 7,409
                                                       =======       =======


Per share data:

Net income

         Basic...................................      $   .42       $   .48
         Diluted.................................          .41           .48

Weighted average common shares
         Basic...................................       15,174        15,286
         Diluted.................................       15,570        15,559




                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                       (in thousands except share amounts)

                                     ASSETS

                                                                          (unaudited)
                                                             December        March
                                                               1999          2000
                                                               ----          ----
Current assets:
  Cash and cash equivalents........................          $  3,747     $  4,228
  Accounts receivable, net.........................            76,413       79,357
  Inventories, net (Note 3)........................            89,681       90,978
  Deferred income taxes............................             1,453        1,453
  Prepaid expenses and other current assets........             5,423        5,399
                                                              -------     --------
         Total current assets......................           176,717      181,415
Property, plant and equipment, net.................            57,834       59,328
Goodwill, net......................................           223,174      221,648
Patents, trademarks, and other assets, net.........           204,436      202,553
                                                              -------     --------
         Total assets..............................          $662,161     $664,944
                                                              =======      =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................          $ 32,875     $ 33,673
  Accrued interest.................................             4,588        3,145
  Accounts payable.................................            16,518       19,997
  Income taxes payable.............................               226        3,375
  Accrued payroll and withholdings.................             9,658        7,227
  Other current liabilities........................             3,326        2,877
                                                              -------     --------
         Total current liabilities.................            67,191       70,294
Long-term debt.....................................           361,794      353,766
Deferred income taxes..............................             3,330        3,330
Other long-term liabilities........................            18,585       18,818
                                                              -------     --------
         Total liabilities..........................          450,900      446,208
                                                              -------     --------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
         authorized 500,000 shares; none outstanding..              -            -
  Common stock, par value $.01 per share;
         100,000,000 shares authorized; 15,303,806 and
      15,322,718 shares issued and outstanding in
      1999 and 2000, respectively..................               153          153
  Paid-in capital..................................           127,394      127,623
  Retained earnings................................            84,520       91,929
  Accumulated other comprehensive income...........              (387)        (550)

  Less 25,000 shares of common stock in treasury,
    at cost........................................              (419)        (419)
                                                             --------     --------
                                                              211,261      218,736

         Total liabilities and shareholders' equity...       $662,161     $664,944
                                                             ========     ========

                See notes to consolidated financial statements.


                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Three Months Ended March 1999 and 2000
                                 (in thousands)
                                   (unaudited)


                                                                         1999         2000
                                                                         ----         ----
Common stock at beginning and
  end of period................................                        $    152     $    153
                                                                       --------     --------

Paid-in capital

  Balance at beginning of period...............                         125,039      127,394
  Exercise of stock options....................                             206          229
                                                                       --------     --------
  Balance at end of period.....................                         125,245      127,623
                                                                       --------     --------

Retained earnings

  Balance at beginning of period...............                          57,361       84,520
  Net income (A)...............................                           6,323        7,409
                                                                       --------     --------
  Balance at end of period.....................                          63,684       91,929
                                                                       --------     --------

Accumulated other comprehensive income
  Balance at beginning of period
    Cumulative foreign currency translation
       adjustments.............................                              35         (387)
  Other comprehensive income
    Foreign currency translation adjustments(B)                             (46)        (163)
                                                                       --------     --------
  Balance at end of period
    Cumulative foreign currency translation
       adjustments.............................                             (11)        (550)
                                                                       --------     --------

Treasury stock at beginning
    and end of period..........................                            (419)        (419)
                                                                       --------     --------

Total shareholders' equity.....................                        $188,651     $218,736
                                                                       ========     ========

Total comprehensive income (A + B).............                        $  6,277     $  7,246
                                                                       ========     ========


                See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Three Months Ended March 1999 and 2000
                                 (in thousands)
                                   (unaudited)


                                                              1999               2000
                                                              ----               ----
Cash flows from operating activities:
  Net income                                                $  6,323           $  7,409
                                                            --------           --------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation                                          2,176              2,306
         Amortization                                          3,913              4,479
         Increase (decrease) in cash flows
           from changes in assets and liabilities:
                  Accounts receivable                         (2,133)            (3,107)
                  Inventories                                 (4,996)            (1,888)
                  Prepaid expenses and
                    other current assets                        (326)                24
                  Accounts payable                             1,119              3,479
                  Income taxes payable                         5,001              3,149
                  Accrued payroll and withholdings            (3,220)            (2,431)
                  Accrued interest                            (3,033)            (1,443)
                  Other current liabilities                      323               (449)
                  Other assets/liabilities, net                  952               (162)
                                                            --------           --------
                                                                (224)             3,957
                                                            --------           --------
         Net cash provided by operating activities             6,099             11,366
                                                            --------           --------

Cash flows from investing activities:

  Acquisition of property, plant, and equipment               (3,196)            (3,884)
                                                            --------           --------
         Net cash used by investing activities                (3,196)            (3,884)
                                                            --------           --------

Cash flows from financing activities:

  Proceeds of long term debt.......................              900                  -
  Borrowings under revolving
    credit facility................................                -              1,000
  Proceeds from issuance of common stock...........              206                229
  Payments on long-term debt.......................           (5,749)            (8,230)
                                                             -------            -------
      Net cash used by financing
          activities..................................        (4,643)            (7,001)
                                                             -------            -------
Net increase (decrease) in cash
   and cash equivalents............................           (1,740)               481
Cash and cash equivalents at beginning of period...            5,906              3,747
                                                             -------            -------
Cash and cash equivalents at end of period.........          $ 4,166            $ 4,228
                                                             =======            =======

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Operations

         The consolidated financial statements include the accounts of CONMED Corporation and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. CONMED Corporation is a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, such as drills and saws, for orthopaedic, ENT and neuro-surgery. The Company is also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used in all types of surgery, ECG electrodes for heart monitoring, and minimally invasive surgical devices. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals. The Company's business is organized, managed and internally reported as a single segment, since its product offerings have similar economic, operating and other related characteristics.

Note 2 - Interim financial information

         The statements for the three months ended March 1999 and 2000 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 2000 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1999 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Inventories

The components of inventory are as follows (in thousands):

                                      December           March

                                        1999              2000
                                        ----              ----

             Raw materials.........    $35,651           $34,156
             Work-in-process.......      9,803             9,427
             Finished goods........     44,227            47,395
                                       -------           -------
                      Total........    $89,681           $90,978
                                       =======           =======

Note 4 - Subsidiary Guarantees

         The Company's credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees")by each of the Company's subsidiaries(the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                          December    March
                                                          --------    -----
                                                            1999       2000
                                                            ----       ----

         Current assets................................. $117,541   $125,262
         Non-current assets.............................  385,363    382,629
         Current liabilities............................   21,921     24,304
         Non-current liabilities........................  355,012    341,635

                                                              For the Three
                                                           Months Ended March
                                                           ------------------
                                                             1999       2000
                                                             ----       ----

         Revenues....................................... $ 69,268     81,926
         Operating income...............................   14,969     16,174
         Net income.....................................    4,495      4,972


Note 5 - Business Acquisitions

         On June 29, 1999, the Company agreed to purchase certain assets of the powered surgical instrument business of Minnesota Mining and Manufacturing Company ("3M") (the "Powered Instrument Acquisition"). The Company and 3M also agreed to a series of transition-related matters in order to facilitate the transfer of the business. The acquisition was completed on August 11, 1999 for a purchase price of $39,000,000, which was funded through borrowings under the Company's credit facility. This acquisition is being accounted for using the purchase method. The results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

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

Three months ended March 2000 compared to three months ended March 1999

         Sales for the quarter ended March 2000 were $101,913,000, an increase of 12.2% compared to sales of $90,869,000 in the same quarter a year ago. For the quarter ended March 2000, arthroscopy sales grew 7.0% to $39.0 million and powered surgical instruments sales grew 62.7% to $29.2 million. Of the total increase in powered surgical instrument sales, 17.8% was due to internal growth while 44.9% was due to the Powered Instrument Acquisition in August 1999. Electrosurgery and patient care lines had sales of $33.7 million in the first quarter of 2000, a decline of 7.5% from a year prior.

         Cost of sales increased to $48,661,000 in the current quarter compared to $43,542,000 in the same quarter a year ago as a result of the increased sales volumes described above. The Company's gross margin percentage for the first quarter of 2000 was 52.3% compared to 52.1% for the first quarter of 1999. The increase in gross margin percentage is primarily attributable to increased sales volumes in the Company's arthroscopy and powered surgical instrument product lines which carry higher gross margins than certain of the Company's other product lines.

         Selling and administrative costs increased to $29,864,000 in the first quarter of 2000 as compared to $26,566,000 in the first quarter of 1999. The increase in selling and administrative expense is primarily a result of additional selling expense associated with the increase in sales in the first quarter of 2000. As a percentage of sales, selling and administrative expense increased slightly to 29.3% in the first quarter of 2000 as compared to 29.2% in the first quarter of 1999.

         Research and development expense was $3,406,000 in the first quarter of 2000 as compared to $2,956,000 in the first quarter of 1999. As a percentage of sales, research and development expense remained consistent at 3.3% in the first quarter of 2000 and 1999, representing the Company's ongoing efforts in this area.

         Interest expense for the first quarter of 2000 was $8,405,000 compared to $7,926,000 in the first quarter of 1999. In conjunction with the Powered Instrument Acquisition, the Company's existing credit facility was amended in the third quarter of 1999 to provide for an additional $40,000,000 loan commitment which was used to fund the acquisition purchase price. The increase in interest expense is primarily a result of these higher term loan borrowings, offset by lower interest expense as a result of a net decrease in borrowings under the Company's term loan and revolving credit facilities at March 2000 as compared to March 1999 of $32,584,000 (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial

Condition and Results of Operations).

Liquidity and Capital Resources

         The Company's net working capital position increased $1,595,000 or 1.5% to $111,121,000 at March 2000 compared to $109,526,000 at December 1999. Net cash provided by operations was $11,366,000 for the first three months of 2000 compared to $6,099,000 for the first three months of 1999. Operating cash flow was positively impacted by higher net income, depreciation, and amortization in the three months ended March 2000 as compared to the three months ended March 1999. Operating cash flow was also positively impacted by an increase in accounts payable and accrued income taxes. Negatively impacting operating cash flow in the first three months of 2000 were increases in accounts receivable and inventory and decreases in accrued interest and accrued payroll. The increase in accounts receivable and inventory is primarily related to the increase in sales. The increase in accounts payable and accrued income taxes and decreases in accrued interest and accrued payroll are primarily related to the timing of the payment of these liabilities.

         Net cash used by investing activities for the three months ended March 2000 and 1999 consisted of $3,884,000 and $3,196,000, respectively in capital expenditures.

         Financing activities during the three months ended March 2000 consisted primarily of scheduled payments of $8,230,000 on the Company's term loans and $1,000,000 in borrowings on the Company's revolving credit facility. Financing activities during the three months ended March 1999 consisted primarily of scheduled payments of $5,749,000 on the Company's term loans.

         The Company's term loans under its credit facility at March 31, 2000 aggregate $225,584,000. The Company's term loans are repayable quarterly over remaining terms of approximately five years. The Company's credit facility also includes a $100,000,000 revolving credit facility which expires December 2002, of which $69,000,000 was available on March 31, 2000. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. The weighted average interest rates at March 31, 2000 under the term loans and the revolving credit facility were 7.90% and 7.78%, respectively. Additionally, the Company is obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

         The Company does not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently, the Company has entered into two interest rate swaps expiring in June 2001 which convert $100,000,000 of floating rate debt under the Company's credit facility into fixed rate debt at rates ranging from 7.18% to 8.25%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%. There were no material changes in the Company's market risk during the three months ended March 2000. For a detailed discussion of market risk, see the Company's Form 10-K for the year ended December 31, 1999, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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




Date:  May 10, 2000




                                                 /s/ Robert D. Shallish, Jr.
                                                 ---------------------------
                                                 Robert D. Shallish, Jr.
                                                 Vice President - Finance
                                                 (Principal Financial Officer)

                                  Exhibit Index

                                                               Sequential
                                                                  Page
Exhibit                                                          Number

  11              - Computations of weighted average              E-1
                    number of shares of common stock


  27              - Financial Data Schedule               (included in EDGAR
                                                              filing only)