Form 10-Q
period 2000-06-30
CONMED CORP
filed 2000-08-10
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended Jume 30, 2000            Commission File Number 0-16093

                               CONMED CORPORATION
          -------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


           New York                                          16-0977505
---------------------------------------            ----------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


     310 Broad Street, Utica, New York                          13501
 ----------------------------------------                    -----------
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

Yes  [X]   No [_]

         The number of shares outstanding of registrant's common stock, as of July 31, 2000 is 15,343,868 shares.

                               CONMED CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

Item Number                                                              Page

Item 1          Financial Statements

                - Consolidated Statements of Income                         1

                - Consolidated Balance Sheets                               2

                - Consolidated Statements of Shareholders' Equity           3

                - Consolidated Statements of Cash Flows                     4

                - Notes to Consolidated Financial Statements                5



Item 2.         Management's Discussion and Analysis

                of Financial Condition and Results of operations            7


                   PART II OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                           11

                Signatures                                                 12

                Exhibit Index                                              13

                                     CONMED CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                           (in thousands except per share amounts)
                                         (unaudited)


                                      For three months ended         For six months ended
                                     ------------------------      ------------------------
                                       June            June           June           June
                                       1999            2000           1999           2000
                                     ---------      ---------      ---------      ---------
Net sales ......................     $  90,483      $  96,986      $ 181,352      $ 198,899
                                     ---------      ---------      ---------      ---------

Cost and expenses:
    Cost of sales ..............        42,825         47,327         86,367         95,988
    Selling and administrative
        (Note 6) ...............        26,550         32,355         53,116         62,219
    Research and development ...         2,842          3,572          5,798          6,978
                                     ---------      ---------      ---------      ---------

        Total operating expenses        72,217         83,254        145,281        165,185
                                     ---------      ---------      ---------      ---------

Income from operations .........        18,266         13,732         36,071         33,714

Interest expense, net ..........        (7,814)        (8,238)       (15,740)       (16,643)
                                     ---------      ---------      ---------      ---------

Income before income taxes .....        10,452          5,494         20,331         17,071

Provision for income taxes .....        (3,762)        (1,978)        (7,318)        (6,146)
                                     ---------      ---------      ---------      ---------

Net income .....................     $   6,690      $   3,516      $  13,013      $  10,925
                                     =========      =========      =========      =========

Per share data (Note 6):

Net Income

    Basic ......................     $     .44      $     .23      $     .86      $     .71
    Diluted ....................           .43            .23            .84            .70

Weighted average common shares
    Basic ......................        15,235         15,311         15,204         15,298
    Diluted ....................        15,612         15,551         15,575         15,535


                 See notes to consolidated financial statements.

                                              CONMED CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                     (in thousands except share amounts)

                                                   ASSETS

                                                                                                  (unaudited)
                                                                                    December          June
                                                                                      1999            2000
                                                                                    ---------      ---------
Current assets:
    Cash and cash equivalents .................................................         3,747      $   3,353
    Accounts receivable, net ..................................................        76,413         78,760
    Inventories (Note 3) ......................................................        89,681         96,471
    Deferred income taxes .....................................................         1,453          1,453
    Prepaid expenses and other current assets .................................         5,423          6,732
                                                                                    ---------      ---------
        Total current assets ..................................................       176,717        186,769
Property, plant and equipment, net ............................................        57,834         60,826
Goodwill, net .................................................................       223,174        220,166
Patents, trademarks, and other assets, net ....................................       204,436        201,864
                                                                                    ---------      ---------
        Total assets ..........................................................     $ 662,161      $ 669,625
                                                                                    =========      =========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt .........................................     $  32,875      $  34,471
    Accrued interest ..........................................................         4,588          6,540
    Accounts payable ..........................................................        16,518         23,412
    Income taxes payable ......................................................           226          2,979
    Accrued payroll and withholdings ..........................................         9,658          8,822
    Other current liabilities .................................................         3,326          2,852
                                                                                    ---------      ---------
        Total current liabilities .............................................        67,191         79,076
Long-term debt ................................................................       361,794        345,739
Deferred income taxes .........................................................         3,330          3,330
Other long-term liabilities ...................................................        18,585         19,114
                                                                                    ---------      ---------
        Total liabilities .....................................................       450,900        447,259
                                                                                    ---------      ---------

Shareholders' equity:
    Preferred stock, par value $.01 per share;
        authorized 500,000 shares; none outstanding ...........................            --             --
    Common stock, par value $.01 per share;
        100,000,000 authorized; 15,303,806 and
        15,343,868 issued and outstanding, in
        1999 and 2000, respectively ...........................................           153            153
    Paid-in capital ...........................................................       127,394        127,836
    Retained earnings .........................................................        84,520         95,445
    Accumulated other comprehensive income ....................................          (387)          (649)
    Less 25,000 shares of common stock in treasury,
        at cost ...............................................................          (419)          (419)
                                                                                    ---------      ---------
    Total equity ..............................................................       211,261        222,366
                                                                                    ---------      ---------

        Total liabilities and shareholders' equity ............................     $ 662,161      $ 669,625
                                                                                    =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Six Months Ended June 1999 and 2000
                                 (in thousands)
                                   (unaudited)

                                                          1999            2000
                                                        ---------      ---------
Common stock
  Balance at beginning of period ..................     $     152      $     153
  Exercise of stock options .......................             1             --
                                                        ---------      ---------
  Balance at end of period ........................     $     153      $     153
                                                        ---------      ---------

Paid-in-capital
    Balance at beginning of period ................       125,039        127,394
    Exercise of stock options .....................         1,566            442
                                                        ---------      ---------
    Balance at end of period ......................       126,605        127,836
                                                        ---------      ---------

Retained earnings
    Balance at beginning of period ................        57,361         84,520
    Net income (A) ................................        13,013         10,925
                                                        ---------      ---------
    Balance at end of period ......................        70,374         95,445
                                                        ---------      ---------

Accumulated other comprehensive income
    Balance at beginning of period
        Cumulative foreign currency translation
            adjustments ...........................            35           (387)
    Other comprehensive income
        Foreign currency translation adjustments(B)           (20)          (262)
                                                        ---------      ---------
    Balance at end of period
        Cumulative foreign currency translation
             adjustments ..........................            15           (649)
                                                        ---------      ---------

Treasury stock at beginning
    and end of period .............................          (419)          (419)
                                                        ---------      ---------

Total shareholders' equity ........................     $ 196,728      $ 222,366
                                                        =========      =========

Total comprehensive income (A + B) ................     $  12,993      $  10,663
                                                        =========      =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30 1999 and 2000
                                 (in thousands)
                                   (unaudited)

                                                            1999         2000
                                                         --------      --------
Cash flows from operating activities:
    Net income .....................................     $ 13,013      $ 10,925
                                                         --------      --------
    Adjustments to reconcile net income
        to net cash provided by operations:
    Depreciation ...................................        4,330         4,612
    Amortization ...................................        8,095         8,992
    Increase (decrease) in cash flows
        from changes in assets and liabilities:
        Accounts receivable ........................       (3,716)       (2,609)
        Inventories ................................      (11,039)       (7,970)
        Prepaid expenses and
          other current assets .....................          442        (1,309)
        Accounts payable ...........................       (1,469)        6,894
        Income taxes payable .......................        8,967         2,753
        Accrued interest ...........................       (1,611)        1,952
        Accrued payroll and withholdings ...........       (3,146)         (836)
        Other current liabilities ..................         (668)         (474)
        Other assets/liabilities, net ..............        1,249        (1,491)
                                                         --------      --------
                                                            1,434        10,514
                                                         --------      --------
           Net cash provided by operations .........       14,447        21,439
                                                         --------      --------

Cash flows from investing activities:
    Acquisition of property, plant,
        and equipment ..............................       (3,792)       (7,816)
                                                         --------      --------
        Net cash used by investing activities ......       (3,792)       (7,816)
                                                         --------      --------

Cash flows from financing activities:

    Proceeds of long term debt .....................          900            --
    Borrowings (repayments)under revolving
    credit facility ................................       (5,000)        2,000
    Proceeds from issuance of common stock .........        1,567           442
    Payments on long-term debt .....................      (11,509)      (16,459)
                                                         --------      --------
        Net cash used by financing activities ......      (14,042)      (14,017)
                                                         --------      --------

Net decrease in cash and cash equivalents ..........       (3,387)         (394)
Cash and cash equivalents at beginning of period ...        5,906         3,747
                                                         --------      --------
Cash and cash equivalents at end of period .........     $  2,519      $  3,353
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

Note 2 - Interim financial information
--------------------------------------

         The financial statements for the three and six months ended June 1999 and 2000 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 2000 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1999 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Inventories
--------------------

         The components of inventory are as follows (in thousands):

                                                December           June
                                                  1999              2000
                                                -------           -------

                  Raw materials.........        $35,651           $36,377
                  Work-in-process.......          9,803            11,258
                  Finished goods........         44,227            48,836
                                                -------           -------
                           Total...........     $89,681           $96,471
                                                =======           =======

Note 4 - Subsidiary Guarantees
------------------------------

         The Company's credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of the Company's subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company.

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                                       December           June
                                                         1999             2000
                                                         ----             ----

                  Current assets.............          $117,541         $129,062
                  Non-current assets.........           385,363          379,536
                  Current liabilities........            21,921           29,006
                  Non-current liabilities....           355,012          326,143

                                                               For the Six
                                                           Months Ended June
                                                       -------------------------
                                                         1999              2000
                                                         ----              ----

                  Revenues...................          $139,222         $160,554
                  Operating income...........            30,205           27,776
                  Net income.................             9,229            7,126


Note 5 - Business Acquisitions
------------------------------

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

Note 6 - Nonrecurring Severance Charge
--------------------------------------

         During the quarter ended June 2000, the Company announced it would replace its arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, the Company incurred a severance charge of $1,509,000, before income taxes, or $.06 per diluted share, in the second quarter of 2000. This nonrecurring charge is included in selling and administrative expense.

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

Three months ended June 2000 compared to three months ended June 1999

         Sales for the quarter ended June 2000 were $96,986,000, an increase of 7.2% compared to sales of $90,483,000 in the quarter ended June 1999. For the quarter ended June 2000, arthroscopy sales grew 1.2% to $35,600,000 and powered surgical instruments sales grew 37.0% to $26,400,000. Of the total increase in powered surgical instrument sales, 4.0% was due to internal growth while 33.0% was due to the Powered Instrument Acquisition in August 1999. Electrosurgery and patient care lines had sales of $35,000,000 in the quarter ended June 2000, a decline of 2.6% from a year prior.

         Cost of sales increased to $47,327,000 in the quarter ended June 2000 compared to $42,825,000 in the same quarter a year ago as a result of the increased sales volumes described above. The Company's gross margin percentage for the second quarter of 2000 was 51.2% compared to 52.7% for the second quarter of 1999. The decrease in gross margin percentage is largely the result of the effects of the decline in the value of the Euro and lower selling prices in the Company's surgical suction product lines as a result of increased competition.

         Selling and administrative costs increased to $32,355,000 in the quarter ended June 2000 as compared to $26,550,000 in the quarter ended June 1999. The increase in selling and administrative expense is a result of increased spending on sales and marketing programs in the second quarter of 2000 in an effort to increase market share, as well as increased spending associated with the increase in sales in the second quarter of 2000 as compared to the second quarter of 1999. Additionally, during the quarter ended June 2000, the Company announced it would replace its arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, the Company recorded a nonrecurring severance charge of $1,509,000 in the second quarter of 2000 (Note 6) which is included in selling and administrative expense. As a result of the factors described above, as a percentage of sales, selling and administrative expense increased to 33.4% in the second quarter of 2000 as compared to 29.3% in the second quarter of 1999.

         Research and development expense increased to $3,572,000 in the quarter ended June 2000 as compared to $2,842,000 in the quarter ended June 1999. As a percentage of sales, research and development expense increased to 3.7% of sales in the second quarter of 2000 compared to 3.1% in the second quarter of 1999. These increases are the result of the Company's increased investment in new product development.

         Interest expense for the quarter ended June 2000 was $8,238,000 compared to $7,814,000 in the quarter ended June 1999. In conjunction with the Powered Instrument Acquisition, the Company's existing credit facility was amended in the third quarter of 1999 to provide for an additional $40,000,000 loan commitment which was used to fund the acquisition purchase price. The increase in interest expense is primarily a result of these higher term loan borrowings. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Six months ended June 2000 compared to six months ended June 1999

         Sales for the six months ended June 2000 were $198,899,000, an increase of 9.7% compared to sales of $181,352,000 in the six months ended June 1999. For the six months ended June 2000, arthroscopy sales grew 4.0% to $74,600,000 and powered surgical instrument sales grew 49.4% to $55,600,000. Of the total increase in powered surgical instrument sales, 10.7% was due to internal growth while 38.7% was due to the Powered Instrument Acquisition in August 1999. Electrosurgery and patient care lines had sales of $68,700,000 in the first half of 2000, a decline of 5.1% from the same period a year ago.

         Cost of sales increased to $95,988,000 in the six months ended June 2000 compared to $86,367,000 in the six months ended June 1999 as a result of the increased sales volumes described above. The Company's gross margin percentage for the first half of 2000 was 51.7% compared to 52.4% for the first half of 1999. The decrease in gross margin percentage is largely the result of the effects of the decline in the value of the Euro and lower selling prices in the Company's surgical suction product lines in the second quarter as a result of increased competition.

         Selling and administrative costs increased to $62,219,000 in the six months ended June 2000 as compared to $53,116,000 in the six months ended June 1999. The increase in selling and administrative expense is a result of increased spending on sales and marketing programs in the second quarter of 2000 in an effort to increase market share, as well as increased spending associated with the increase in sales in the first half of 2000 as compared to the first half of 1999. Additionally, during the second quarter of 2000, the Company announced it would replace its arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, the Company recorded a nonrecurring severance charge of $1,509,000 in the second quarter of 2000 (Note 6) which is included in selling and administrative expense. As a result of the factors described above, as a percentage of sales, selling and administrative expense increased to 31.3% in the first half of 2000 as compared to 29.3% in the first half of 1999.

         Research and development expense increased to $6,978,000 in the six months ended June 2000 as compared to $5,798,000 in the six months ended

June 1999. As a percentage of sales, research and development expense increased to 3.5% of sales in the first half of 2000 as compared to 3.2% in the same period a year ago. These increases are the result of the company's increased investment in new product development.

         Interest expense for the six months ended June 2000 was $16,643,000 compared to $15,740,000 in the six months ended June 1999. In conjunction with the Powered Instrument Acquisition, the Company's existing credit facility was amended in the third quarter of 1999 to provide for an additional $40,000,000 loan commitment which was used to fund the acquisition purchase price. The increase in interest expense is primarily a result of these higher term loan borrowings. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial condition and Results of Operations).

Liquidity and Capital Resources

         The Company's net working capital position decreased $1,833,000 or 1.7% to $107,693,000 at June 2000 compared to $109,526,000 at December 1999. Net cash provided by operations was $21,439,000 for the first six months of 2000 compared to $14,447,000 for the first six months of 1999. Operating cash flow was positively impacted by increases in accounts payable, income taxes payable and accrued interest as well as higher depreciation and amortization in the six months ended June 2000 as compared to the six months ended June 1999. Operating cash flow was negatively impacted by decreased net income, and increases in accounts receivable, inventories, prepaid expenses and other assets/liabilities. The increases in accounts payable, accrued income taxes, accrued interest, prepaid expenses and other assets/liabilities is primarily related to the timing of payment. The increase in accounts receivable and inventories is primarily related to the increase in sales.

         Net cash used by investing activities for the six months ended June 2000 consisted of $7,816,000 in capital expenditures as compared to $3,792,000 for the six months ended June 1999.

         Financing activities during the six months ended June 2000 consisted primarily of scheduled payments of $16,459,000 on the Company's term loans and $2,000,000 in borrowings on the Company's revolving credit facility. Financing activities during the six months ended June 1999 consisted primarily of scheduled payments of $11,509,000 on the Company's term loans and repayments of $5,000,000 on the Company's revolving credit facility.

         The Company's term loans under its credit facility at June 30, 2000 aggregate $217,365,000. The Company's term loans are repayable quarterly over remaining terms of approximately five years. The Company's credit facility also includes a $100,000,000 revolving credit facility which expires December 2002, of which $68,000,000 was available on June 30, 2000. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. The weighted average interest rates at June 30, 2000 under the term loans and the revolving credit facility were 8.26% and 8.27%, respectively. Additionally, the Company is obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

         The Company does not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently, the Company has entered into two interest rate swaps expiring in June 2001 and June 2003 which convert $100,000,000 of LIBOR-based floating rate debt under the Company's credit facility into fixed rate debt with a base interest rate averaging 6.50%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%. There were no material changes in the Company's market risk during the six months ended June 2000. For a detailed discussion of market risk, see the Company's Form 10-K for the year ended December 31, 1999, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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




Date:  August 11, 2000




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