Form 10-Q
period 2000-09-30
CONMED CORP
filed 2000-11-14
CIK 816956

Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                    Form 10-Q

               QUARTERLY REPORT Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000          Commission file number 0-16093


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

Yes  x    No
   -----    -----

         The number of shares outstanding of registrant's common stock, as of November 1, 2000 is 15,344,138 shares.

                               CONMED CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

Item Number                                                      Page

Item 1    Financial Statements

          - Consolidated Statements of Income                     1

          - Consolidated Balance Sheets                           2

          - Consolidated Statements of Shareholders' Equity       3

          - Consolidated Statements of Cash Flows                 4

          - Notes to Consolidated Financial Statements            5



Item 2.   Management's Discussion and Analysis of Financial      7
          Condition and Results of Operations


                            PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       12

          Signatures                                             13

          Exhibit Index                                          14

                               CONMED CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                                             For three months ended                 For nine months ended
                                                                    September                             September
                                                             1999              2000                 1999             2000
                                                             ----              ----                 ----             ----
Net sales........................................          $91,712           $91,922              $273,064         $290,821
                                                           -------           -------              --------         --------

Cost and expenses:
    Cost of sales (Note 3).......................           45,036            44,136               131,403          140,124
    Selling and administrative
        (Note  6)................................           26,659            30,579                79,775           92,798
    Research and development.....................            3,035             4,109                 8,833           11,087
                                                            ------           -------              --------         --------

        Total operating expenses.................           74,730            78,824               220,011          244,009
                                                           -------           -------              --------         --------

Income from operations...........................           16,982            13,098                53,053           46,812

Interest expense, net............................           (8,212)           (8,834)              (23,952)         (25,477)
                                                           -------           -------              --------         --------

Income before income taxes.......................            8,770             4,264                29,101           21,335

Provision for income taxes.......................           (3,157)           (1,535)              (10,476)          (7,681)
                                                           -------           -------              --------         --------

Net income.......................................          $ 5,613           $ 2,729              $ 18,625         $ 13,654
                                                           =======           =======              ========         ========


Per share data:

Net Income
    Basic........................................          $   .37           $   .18              $   1.22        $    .89
    Diluted......................................              .36               .18                  1.19             .88

Weighted average common shares
    Basic........................................           15,276            15,324                15,228           15,307
    Diluted......................................           15,609            15,421                15,591           15,497


See notes to consolidated financial statements.

                               CONMED CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                     ASSETS

                                                                                                   (unaudited)
                                                                                   December         September
                                                                                     1999             2000
                                                                                     ----             ----

Current assets:
    Cash and cash equivalents.............................................         $  3,747         $  3,308
    Accounts receivable, net..............................................           76,413           75,423
    Inventories (Note 3)..................................................           89,681          104,974
    Income taxes receivable...............................................                -            4,113
    Deferred income taxes.................................................            1,453            1,453
    Prepaid expenses and other current assets.............................            5,423            5,994
                                                                                   --------          -------
        Total current assets..............................................          176,717          195,265
Property, plant and equipment, net........................................           57,834           62,697
Goodwill, net.............................................................          223,174          217,799
Patents, trademarks, and other assets, net................................          204,436          200,153
                                                                                   --------         --------
        Total assets......................................................         $662,161         $675,914
                                                                                   ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.....................................         $ 32,875         $ 35,270
    Accrued interest......................................................            4,588            1,574
    Accounts payable......................................................           16,518           22,501
    Income taxes payable..................................................              226                -
    Accrued payroll and withholdings......................................            9,658            7,724
    Other current liabilities.............................................            3,326            3,561
                                                                                    -------          -------
        Total current liabilities.........................................           67,191           70,630
Long-term debt............................................................          361,794          353,709
Deferred income taxes.....................................................            3,330           11,595
Other long-term liabilities...............................................           18,585           15,014
                                                                                    -------          -------
        Total liabilities.................................................          450,900          450,948
                                                                                    -------          -------

Shareholders' equity:
    Preferred stock, par value $.01 per share;
        authorized 500,000 shares; none outstanding.......................                -                -
    Common stock, par value $.01 per share;
        100,000,000 authorized; 15,182,811 and
        15,344,138 issued and outstanding, in
           1999 and 2000, respectively....................................              153              153
    Paid-in capital.......................................................          127,394          127,842
    Retained earnings.....................................................           84,520           98,174
    Accumulated other comprehensive income................................             (387)            (784)
    Less 25,000 shares of common stock in treasury,
        at cost...........................................................             (419)            (419)
                                                                                    -------         --------

Total equity..............................................................          211,261          224,966
                                                                                    -------         --------

    Total liabilities and shareholders' equity............................         $662,161         $675,914
                                                                                   ========         ========

See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Nine Months Ended September 1999 and 2000
                                 (in thousands)
                                   (unaudited)

                                                                    1999             2000
                                                                    ----             ----
Common stock
    Balance at beginning of period.........................       $    152         $    153
    Exercise of stock options..............................              1                -
                                                                  --------         --------
    Balance at end of period...............................            153              153
                                                                  --------         --------

Paid-in capital
    Balance at beginning of period.........................        125,039          127,394
    Exercise of stock options..............................          1,593              448
                                                                  --------         --------
    Balance at end of period...............................        126,632          127,842
                                                                  --------         --------

Retained earnings
    Balance at beginning of period.........................         57,361           84,520
    Net income (A).........................................         18,625           13,654
                                                                  --------         --------
    Balance at end of period...............................         75,986           98,174
                                                                  --------         --------

Accumulated other comprehensive income
    Balance at beginning of period
        Cumulative foreign currency translation
           adjustments.....................................             35             (387)
    Other comprehensive income
        Foreign currency translation adjustments(B)........           (232)            (397)
                                                                  --------         --------
    Balance at end of period
        Cumulative foreign currency translation
           adjustments.....................................           (197)            (784)
                                                                  --------         --------

Treasury stock at beginning
        and end of period..................................           (419)            (419)
                                                                  --------         --------

Total shareholders' equity.................................       $202,155         $224,966
                                                                  ========         ========

Total comprehensive income (A + B).........................       $ 18,393         $ 13,257
                                                                  ========         ========

See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 2000
                                 (in thousands)
                                   (unaudited)

                                                                        1999            2000
                                                                        ----            ----
Cash flows from operating activities:
    Net income..................................................      $18,625          $13,654
                                                                      -------          -------
    Adjustments to reconcile net income
        to net cash provided by operations:
    Depreciation................................................        6,647            7,006
    Amortization................................................       12,215           13,494
    Increase (decrease) in cash flows
        from changes in assets and liabilities:
        Accounts receivable.....................................       (1,854)             593
        Inventories.............................................      (12,655)         (17,054)
        Prepaid expenses and
          other current assets..................................          917             (571)
        Accounts payable........................................       (3,021)           5,983
        Income taxes receivable/payable.........................        7,727           (4,339)
        Accrued interest........................................       (3,462)          (3,014)
        Accrued payroll and withholdings........................       (4,166)          (1,934)
        Other current liabilities...............................          (92)             235
        Other assets/liabilities, net...........................       (1,417)           2,619
                                                                      -------          -------
                                                                          839            3,018
                                                                      -------          -------
    Net cash provided by operations.............................       19,464           16,672
                                                                      -------          -------

Cash flows from investing activities:
    Payments related to business acquisitions...................      (38,224)               -
    Acquisition of property, plant, and equipment...............       (5,894)         (11,869)
                                                                      -------          -------
        Net cash used by investing activities...................      (44,118)         (11,869)
                                                                      -------          -------

Cash flows from financing activities:
    Proceeds of long term debt..................................       40,900                -
    Borrowings (repayments) under revolving
        credit facility, net....................................       (3,000)          19,000
    Proceeds from issuance of common stock......................        1,594              448
    Payments related to issuance of long-term debt..............         (661)               -
    Payments on long-term debt..................................      (17,268)         (24,690)
                                                                      -------          -------
        Net cash provided (used) by financing activities........       21,565           (5,242)
                                                                      -------          --------

Net decrease in cash and cash equivalents.......................       (3,089)            (439)
Cash and cash equivalents at beginning of period................        5,906            3,747
                                                                      -------          -------
Cash and cash equivalents at end of period......................      $ 2,817          $ 3,308
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

Note 2 - Interim financial information

         The financial statements for the three and nine months ended September 1999 and 2000 are unaudited; in the opinion of the Company such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated financial statements for the year ending December 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 2000 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 2000. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 1999 included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Inventories

         The components of inventory are as follows (in thousands):

                                     December          September
                                       1999               2000
                                       ----               ----

           Raw materials.........    $35,651           $ 38,710
           Work-in-process.......      9,803             11,714
           Finished goods........     44,227             54,550
                                     -------           --------
                    Total........    $89,681           $104,974
                                     =======           ========

In connection with the August 1999 Powered Instrument Acquisition (Note 5), the Company increased the acquired value of inventory by $1,600,000. This inventory was sold during the quarter ended September 1999 resulting in a non-recurring adjustment to increase cost of sales during the quarter ended and nine months ended September 1999 by $1,600,000.

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

         Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                            December        September
                                              1999            2000
                                              ----            ----
 Current assets......................      $117,541         $134,964
 Non-current assets..................       385,363          374,855
 Current liabilities.................        21,921           27,156
 Non-current liabilities.............       355,012          317,504


                                                For the Nine
                                              Months Ended Sept.
                                            ---------------------
                                            1999             2000
                                            ----             ----
 Revenues............................     $210,166         $235,523
 Income from operations..............       44,082           40,103
 Net income..........................       12,817            8,884


Note 5 - Business Acquisitions

         On June 29, 1999, the Company agreed to purchase certain assets of the powered surgical instrument business of Minnesota Mining and Manufacturing
Company ("3M") (the "Powered Instrument Acquisition"). The acquisition was completed on August 11, 1999 for a purchase price of $38,000,000, which was funded through borrowings under the Company's credit facility. This acquisition is being accounted for using the purchase method. The results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

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

Three months ended September 2000 compared to three months ended September 1999

Sales for the quarter ended September 2000 were $91,922,000 compared to sales of $91,712,000 in the quarter ended September 1999. Sales in the Company's orthopedic businesses grew 7.4% to $60,700,000 from $56,500,000 in the comparable quarter last year. Adjusted for constant foreign currency exchange rates, the orthopedic sales growth would have been 8.8%. Arthroscopy sales, which represented approximately 55% of orthopedic revenues, were $33,100,000 compared to $33,600,000 in the third quarter last year. Sales in the powered surgical instruments business, which represented approximately 45% of orthopedic revenues, grew 20.5% to $27,600,000 from $22,900,000 in the same quarter in 1999. Of the total increase in the powered surgical instruments business, approximately 4.7% was due to internal growth while 15.8% was due to the Powered Instrument Acquisition in August 1999. Electrosurgery and patient care lines had sales of $31,200,000 compared to $35,200,000 in the third quarter last year. Lower sales volumes in the electrosurgery and patient care lines are primarily a result of increased competition and pricing pressure in the surgical suction product line.

Cost of sales decreased to $44,136,000 in the quarter ended September 2000 compared to $45,036,000 in the quarter ended September 1999. Gross margin percentage for the quarter ended September 2000 was 52.0%. In connection with purchase accounting for the Powered Instrument Acquisition, the Company increased the acquired value of inventory by $1,600,000 over its production cost. This inventory was sold during the quarter ended September 1999 and served to increase cost of sales by $1,600,000. Excluding the impact of this non-recurring adjustment, cost of sales in the quarter ended September 1999 was $43,415,000. Excluding the non-recurring adjustment, the Company's gross margin percentage for the third quarter of 1999 was 52.7%. The decrease in gross margin percentage in the quarter ended September 2000 as compared to 1999 is primarily a result of the decline in the value of the Euro and lower selling prices in the Company's surgical suction product line.

Selling and administrative costs increased to $30,579,000 in the quarter ended September 2000 as compared to $26,659,000 in the quarter ended September 1999. As a percentage of sales, selling and administrative expense increased to 33.2% in the quarter ended September 2000 as compared to 29.1% in the quarter ended September 1999. The increase in selling and administrative expense is a result of increased spending on sales and marketing programs in the quarter.

Research and development expense increased to $4,109,000 in the quarter ended September 2000 as compared to $3,035,000 in the quarter ended September 1999. As a percentage of sales, research and development expense increased to 4.5% of sales compared to 3.3% in the quarter ended September 1999. These increases are the result of the Company's increased investment in new product development.

Interest expense for the quarter ended September 2000 was $8,834,000 compared to $8,212,000 in the quarter ended September 1999. In conjunction with the Powered Instrument Acquisition, the Company borrowed $40,000,000 under its amended credit facility in August 1999 to fund acquisition expenses and the acquisition purchase price. The increase in interest expense is primarily a result of these higher term loan borrowings. Interest expense has also increased as a result of the change in the weighted average interest rates the Company pays on its term loans and revolving credit facility which have increased from 7.51% and 7.31%, respectively, at September 30, 1999 to 8.53% and 8.93%, respectively, at September 30, 2000. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Nine months ended September 2000 compared to nine months ended September 1999

Sales for the nine months ended September 2000 were $290,821,000 compared to sales of $273,064,000 in the nine months ended September 1999. Sales in the Company's orthopedic businesses grew 15.3% to $190,900,000 from $165,500,000 in the comparable period last year. Adjusted for constant foreign currency exchange rates, the orthopedic sales growth would have been 16.3%. Arthroscopy sales, which represented approximately 56% of orthopedic revenues, were $107,700,000 compared to $105,400,000 in the comparable period last year. Sales in the powered surgical instruments business, which represented approximately 44% of orthopedic revenues, grew 38.4% to $83,200,000 from $60,100,000 in the same period a year ago. Of the total increase in the powered surgical instruments business, approximately 8.6% was due to internal growth while 29.8% was due to the Powered Instrument Acquisition in August 1999. Electrosurgery and patient care lines had sales of $99,900,000 compared to $107,600,000 in the same period a year ago. Lower sales volumes in the electrosurgery and patient care lines are primarily a result of increased competition and pricing pressure in the surgical suction product line.

Cost of sales increased to $140,124,000 in the nine months ended September 2000 compared to $131,403,000 in the nine months ended September 1999. Gross margin percentage for the nine months ended September 2000 was 51.8%. In connection with purchase accounting for the Powered Instrument Acquisition, the Company increased the acquired value of inventory by

$1,600,000 over its production cost. This inventory was sold during the quarter ended September 1999 and served to increase cost of sales by $1,600,000. Excluding the impact of this non-recurring adjustment, cost of sales in the nine months ended September 1999 was $129,782,000. Excluding the non-recurring adjustment, the Company's gross margin percentage for the nine months ended September 1999 was 52.5%. The decrease in gross margin percentage in the nine months ended September 2000 as compared to 1999 is primarily a result of the decline in the value of the Euro and lower selling prices in the Company's surgical suction production line.

Selling and administrative costs increased to $92,798,000 in the nine months ended September 2000 as compared to $79,775,000 in the nine months ended September 1999. The increase in selling and administrative expense is a result of increased spending on sales and marketing programs, as well as increased spending associated with the increase in sales in the nine months ended
September 2000 as compared to the nine months ended September 1999. Additionally, during the second quarter of 2000, the Company announced it would replace its arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, the Company recorded a nonrecurring severance charge of $1,509,000 in the second quarter of 2000 (Note 6) which is included in selling and administrative expense. As a result of the factors described above, as a percentage of sales, selling and administrative expense increased to 31.9% in the nine months ended September 2000 as compared to 29.2% in the nine months ended September 1999.

Research and development expense increased to $11,087,000 in the nine months ended September 2000 as compared to $8,833,000 in the same period a year ago. As a percentage of sales, research and development expense increased to 3.8% of sales compared to 3.2% in the nine months ended September 1999. These increases are the result of the Company's increased investment in new product development.

Interest expense for the nine months ended September 2000 was $25,477,000 compared to $23,952,000 in the nine months ended September 1999. In conjunction with the Powered Instrument Acquisition, the Company borrowed $40,000,000 under its amended credit facility in August 1999 to fund acquisition expenses and the acquisition purchase price. The increase in interest expense is primarily a result of these higher term loan borrowings. Interest expense has also increased as a result of the change in the weighted average interest rates the Company pays on its term loans and revolving credit facility which have increased from 7.51% and 7.31%, respectively, at September 30, 1999 to 8.53% and 8.93%, respectively, at September 30, 2000. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Liquidity and Capital Resources

          The Company's net working capital position increased $15,109,000 or 13.8% to $124,635,000 at September 2000 compared to $109,526,000 at December 1999. Net cash provided by operations was $16,672,000 for the first nine months of 2000 compared to $19,464,000 for the first nine months of 1999. Operating cash flow decreased primarily as a result of lower net income and higher inventory levels. Decreases in income taxes payable, accrued interest and accrued payroll, also had a negative impact on cash flow. Operating cash flow was positively impacted primarily by increases in accounts payable and deferred income taxes payable as well as higher depreciation and amortization in the nine months ended September 2000 as compared to the nine months ended September 1999.

          The increase in inventories in the third quarter is related to anticipated strong sales in the fourth quarter. The decrease in accrued interest is primarily related to the timing of interest payments on the Notes which are payable semiannually in September and March. The decreases in income taxes payable and accrued payroll, and increases in accounts payable and deferred income taxes payable are related to the timing of payment.

         Net  cash  used by  investing  activities  for the  nine  months  ended
September 2000 consisted of $11,869,000 in capital expenditures. Net cash used by investing activities in the nine months ended September 1999 consisted of $38,224,000 in costs related to the Powered Instrument Acquisition and $5,894,000 in capital expenditures.

         Financing activities during the nine months ended September 2000 consisted primarily of scheduled payments of $24,690,000 on the Company's term loans and $19,000,000 in borrowings on the Company's revolving credit facility. Financing activities during the nine months ended September 1999 consisted primarily of a $40,000,000 term loan used to fund the Powered Instrument Acquisition, scheduled payments of $17,268,000 on the Company's previously existing term loans and $3,000,000 in repayments on the Company's revolving credit facility.

         The Company's term loans under its credit facility at September 30, 2000 aggregate $209,146,000. The Company's term loans are repayable quarterly over remaining terms of approximately five years. The Company's credit facility also includes a $100,000,000 revolving credit facility which expires December 2002, of which $51,000,000 was available on September 30, 2000. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on the operating results of the Company. The weighted average interest rates at September 30, 2000 under the term loans and the revolving credit facility were 8.53% and 8.93%, respectively. Additionally, the Company is obligated to pay a fee of
 .375% per annum on the unused portion of the revolving credit facility.

         The Company does not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company will be required to adopt this standard in the fiscal year beginning January 1, 2001. Management does not believe that the adoption of this statement will have a material impact on the financial statements. Currently, the Company has entered into two interest rate swaps expiring in June 2001 and June 2003 which convert $100,000,000 of LIBOR-based floating rate debt under the Company's credit facility into fixed rate debt with a base interest rate averaging 6.50%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%. There were no material changes in the Company's market risk during the nine months ended September 2000. For a detailed discussion of market risk, see the Company's Form 10-K for the year ended December 31, 1999, Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

                                            CONMED CORPORATION
                                               (Registrant)




Date:  November 13, 2000




                                            Robert D. Shallish, Jr.
                                            -----------------------
                                            Robert D. Shallish, Jr.
                                            Vice President - Finance
                                            (Principal Financial Officer)

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