Form 10-K
period 2000-12-31
CONMED CORP
filed 2001-03-29
CIK 816956

--------------------------------------------------------------------------------
                       Securities and Exchange Commission

                                Washington, D.C.

                                      20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

Yes [ x ]   No   [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

         The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $335,743,729 based upon the closing price of the Company's common stock, which was $21.81 on February 22, 2001.

         The number of shares of the Registrant's $0.01 par value common stock outstanding as of February 22, 2001 was 15,394,027.

          DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 8, 2001 for the annual meeting of stockholders to be held May 15, 2001, are incorporated by reference into Part III.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-K

                                     Part I

Item Number                                                                 Page
-----------                                                                 ----

Item 1.           Business                                                    2
Item 2.           Properties                                                 19
Item 3.           Legal Proceedings                                          20
Item 4.           Submission of Matters to a Vote of Security Holders        20

                                 Part II

Item 5.           Market for the Registrant's Common Stock and Related
                           Stockholder Matters                               21
Item 6.           Selected Financial Data                                    22
Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               25
Item 7A.          Quantitative and Qualitative Disclosures About
                           Market Risk                                       29
Item 8.           Financial Statements and Supplementary Data                30
Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure               30

                                Part III

Item 10.          Directors and Executive Officers of the Registrant         31
Item 11.          Executive Compensation                                     31
Item 12.          Security Ownership of Certain Beneficial Owners and
                           Management                                        31
Item 13.          Certain Relationships and Related Transactions             31

                                 Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports        32
                           on Form 8-K

Signatures                                                                   33

Exhibit Index                                                                34

                               CONMED CORPORATION

Item 1.  Business
         Forward Looking Statements

         This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED", the "Company", "we" or "us" -- references to "CONMED", the "Company", "we" or "us" shall be deemed to include our subsidiaries) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

         When used in this Form 10-K, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption "Item 1: Business -- Risk Factors" and elsewhere in this Form 10-K that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

          o    general economic and business conditions;
          o    changes in customer preferences;
          o    competition;
          o    changes in technology;
          o    the introduction of new products;
          o    the integration of any acquisition;
          o    changes in business strategy;
          o    the possibility that United States or foreign  regulatory  and/or
               administrative   agencies  might  initiate   enforcement  actions
               against us or our distributors;
          o    our indebtedness;
          o quality of our management and business abilities and the judgment of our personnel;
          o    the availability, terms and deployment of capital;
          o the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;
          o    changes in regulatory requirements; and
          o    various other factors referenced in this Form 10-K.

See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1: Business" for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

General

         CONMED is a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, for orthopaedic, ENT, neurosurgery and other surgical specialties.

         We are also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used in all types of surgery, ECG electrodes for heart monitoring, and minimally invasive surgical devices. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

         We have used strategic business acquisitions to broaden our product offerings, to increase our market share in certain product lines and to realize economies of scale. During the last five years, we have completed six significant business acquisitions. The completed acquisitions, together with internal growth, have resulted in a compound annual growth rate in net sales of 33% between 1996 and 2000.

Industry

         The number of surgical procedures performed in the United States is increasing. According to SMG Marketing Group, the total number of U.S. surgical procedures increased at a compound annual growth rate of 5% from 25.1 million in 1989 to 40.7 million in 1999. This growth in surgical procedures reflects demographic trends, such as the aging of the population, and technological advancements which result in safer and less invasive surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. According to MDI, it is expected that the $1.0 billion sports medicine industry will grow 20% in the next few years in categories such as implantable devices. Sales of surgical products represented over 85% of our total 2000 sales. See "Item 1: Business-Our Products".

         In response to rising health care costs, managed care companies and other payers have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery. To reduce costs, health care providers use minimally-invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. Many of our products are designed for use in minimally invasive surgical procedures. See "Item 1: Business-Our Products." Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care. Approximately 70% of our sales are derived from single-use disposable products.

         In the United States, the pressure on health care providers to contain costs has altered their purchasing patterns for general surgical instruments and disposable medical products. Many health care providers have entered into comprehensive purchasing contracts with fewer suppliers, which offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with group purchasing organizations ("GPOs"). GPOs aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. We believe that these trends will favor entities that offer a broad product portfolio. See "Item 1: Business-Business Strategy".

         We believe that foreign markets offer growth opportunities for our products. As economic conditions improve in developing countries, expenditures on health care are expected to rise; according to Dorland's Biomedical, expenditures on surgical products in developing countries are expected to grow at a compound annual growth rate of 17% to $65 billion in 2005. We currently distribute our products through our own sales subsidiaries or through local dealers in over 100 foreign countries. International sales represent approximately 27% of total sales in 2000.

Our Products

         The following table sets forth the percentage of net sales for each category of our products for 1998, 1999 and 2000:



                                                       1998      1999       2000
                                                       ----      ----       ----
Arthroscopy ......................................       36%       39%       37%
Powered surgical instruments .....................       21        23        29
Electrosurgery and minimally invasive surgery ....       20        18        17
Patient care .....................................       23        20        17
                                                        ---       ---       ---
         Total ...................................      100%      100%      100%
                                                        ===       ===       ===

          Arthroscopy

         We offer a broad line of devices and products for use in arthroscopic surgery. Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally-invasive endoscopes and related instruments. Minimally-invasive arthroscopy procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings. About 75% of all arthroscopy is performed on the knee, although arthroscopic procedures are increasingly performed on smaller joints and shoulders.

         Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, fluid management systems, imaging products, implants and related disposable products. It is our standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge. These capital "placements" allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing. We have benefited from the introduction of new products and new technologies in the arthroscopic area, such as bioresorbable screws, ablators, "push-in" and "screw-in" suture anchors, resection shavers and cartilage repair implants.


                                                     Arthroscopy
-----------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
------------------------------------ --------------------------------------------------------- ------------------------
Resection Shavers                    Shaver consoles and handpieces, disposable blades and     Apex(R)
and Ablators                         electrosurgical ablators to resect and remove soft        XtraSharp(R)
                                     tissue and bone; used in knee, shoulder and small joint   Merlin(R)
                                     surgery, as well as endoscopic sinus surgery.             Polyblade(TM)
                                                                                               Sterling(R)
                                                                                               UltrAblator(TM)
                                                                                               Heatwave(TM)
                                                                                               Mako (TM)
                                                                                               Great White (TM)
                                                                                               Advantage (TM)
------------------------------------ --------------------------------------------------------- ------------------------

Knee Reconstructive                  Products used in cruciate reconstructive surgery;         Paramax(R)
Systems                              includes instrumentation, screws, pins and ligament       Pinn-ACL(R)
                                     harvesting and preparation devices.                       GraFix(TM)

------------------------------------ --------------------------------------------------------- ------------------------

Soft Tissue Repair Systems           Instrument systems designed to attach specific torn or    Spectrum(R)
                                     damaged soft tissue to bone or other soft tissue in the   Inteq(R)
                                     knee, shoulder and wrist; includes instrumentation,
                                     guides, hooks and suture devices.
------------------------------------ --------------------------------------------------------- ------------------------

Fluid Management Systems             Disposable tubing sets, disposable and reusable inflow    Apex(R)
                                     devices, pumps and suction/waste management systems for   Quick-Flow(R)
                                     use in  arthroscopic and general surgeries.               Quick-Connect(R)
------------------------------------ --------------------------------------------------------- ------------------------

Imaging                              Surgical   video  systems  for   endoscopic               Apex(R)
                                     procedures; includes  autoclavable  single                8180 Series
                                     and three-chip camera heads  and  consoles,
                                     endoscopes,   light  sources, monitors,
                                     VCR's and printers.

------------------------------------ --------------------------------------------------------- ------------------------

Implants                             Products including bioabsorbable and metal interference   BioScrew(R)
                                     screws and suture anchors for attaching soft tissue to    BioStinger(R)
                                     bone in the knee, shoulder and wrist.                     Ultrafix(R)
                                                                                               Revo(R)
                                                                                               Super Revo (R)
------------------------------------ --------------------------------------------------------- ------------------------

Other Instruments and Accessories    Forceps, graspers, punches, probes,  sterilization        Shutt(R)
                                     cases and other general instruments for  arthroscopic     Concept(R)
                                     procedures.                                               TractionTower(R)
------------------------------------ --------------------------------------------------------- ------------------------

                                      -5-

Powered Surgical Instruments

         Powered surgical instruments are used to perform orthopaedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming and are driven by electric, battery or pneumatic power. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reuse items (e.g., burs, saw blades, drills and reamers). Powered instruments are generally categorized as either small bone, large bone or specialty powered instruments. Speciality powered instruments include surgical applications other than orthopaedics, such as neurosurgical, otolaryngological
(ENT), and cardiothoracic applications.

         Our line of powered instruments are sold principally under the Hall(R) Surgical brand name, for use in large and small bone orthopaedic, arthroscopic, oral/maxillofacial, podiatric, plastic, otolaryngologic, neurological, spine and cardiothoracic surgeries. Large bone, neurosurgical, spine and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physician offices. Our Linvatec subsidiary has devoted substantial resources to developing a new technology base for small bone, arthroscopic and otolaryngological instruments that can be easily adapted and modified for new procedures.

                                            Powered Surgical Instruments
---------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name
------------------------------------ --------------------------------------------------------- ----------------------
Small Bone                           Powered saws, drills and related disposable accessories   Hall(R)Surgical
                                     for small bone and joint surgical procedures.             E9000(R)
                                                                                               MiniDriver(TM)
                                                                                               MicroChoice(R)
                                                                                               Micro 100(TM)
                                                                                               Advantage (TM)
------------------------------------ --------------------------------------------------------- ----------------------

Large Bone                           Powered saws, drills and related disposable accessories   Hall(R)Surgical
                                     for use primarily in total knee and hip joint             MaxiDriver(TM)
                                     replacements and trauma surgical procedures.              VersiPower(R)
                                                                                               Plus Series 4(R)
                                                                                               Power Pro (TM)
                                                                                               Advantage (TM)
------------------------------------ --------------------------------------------------------- ----------------------

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

------------------------------------ --------------------------------------------------------- ----------------------

Cardiothoracic                       Powered sternum saws, drills, and related disposable      Hall(R)Surgical
Oral/maxillofacial                   accessories for use by cardiothoracic and                 E9000(R)
                                     oral/maxillofacial surgeons.                              UltraPower(R)
                                                                                               Micro 100
                                                                                               VersiPower(R)
                                                                                               Plus
------------------------------------ --------------------------------------------------------- ----------------------

Electrosurgery and Minimally Invasive Surgery

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

         Our electrosurgical products include electrosurgical pencils and blades, ground pads, generators, the argon-beam coagulation system (ABC(R)), and related disposable products. ABC(R) technology is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the electrical current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC(R) over traditional electrosurgical coagulation in certain clinical situations, including open-heart, liver, spleen and trauma surgery.

         Minimally Invasive Surgery

         Minimally Invasive Surgery ("MIS") is surgery performed without a major incision, which results in less trauma for the patient and produces important cost savings as a result of reduced hospitalization and therapy. Laparoscopic surgery is an MIS procedure performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During a laparoscopic procedure, devices called "trocars" are used to puncture the abdominal wall and then are removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for camera systems and surgical instruments.

         Our MIS products include the Reflex(R) clip applier, UNIVERSAL S/I(TM) (suction/irrigation) and UNIVERSAL PLUS(R) laparoscopic instruments, specialized, suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the TroGARD Finesse(R) which incorporates a blunt-tipped version of a trocar. The TroGARD Finesse(R) dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars. This results in smaller wounds, and less bleeding. We also market cutting trocars, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles and ABC(R) handpieces for use in laparoscopic surgery.

----------------------------------------------------------------------------------------------------------------------------
                                          Electrosurgery and Minimally Invasive Surgery
----------------------------------------------------------------------------------------------------------------------------
              Product                                      Description                                  Brand Name
------------------------------------ --------------------------------------------------------- -----------------------------
Pencils                              Disposable and reusable instruments designed to deliver   Hand-trol(R)
                                     high-frequency electric current to cut and/or coagulate   Gold Line(R)
                                     tissue.                                                   Clear Vac(R)
------------------------------------ --------------------------------------------------------- -----------------------------

Ground Pads                          Disposable ground pads to safely return the current to    Macrolyte(R)
                                     the generator; available in adult, pediatric and infant   Bio-gard(R)
                                     sizes.                                                    SureFit(TM)
------------------------------------ --------------------------------------------------------- -----------------------------

Blades                               Surgical  blades with  accessory electrode that  uses a   Ultra  Clean(TM)
                                     proprietary coating to eliminate  tissue buildup on the
                                     blade during surgery.

------------------------------------ --------------------------------------------------------- -----------------------------

Generators                           Monopolar and bipolar generators for surgical             EXCALIBUR(R)Plus
                                     procedures performed in a physician's office or clinic    PC
                                     setting.                                                  SABRE(R)
                                                                                               Hyfrecator(R)2000
------------------------------------ --------------------------------------------------------- -----------------------------

Argon Beam Coagulation Systems       Specialized electrosurgical generators, disposable hand   ABC(R)
                                     pieces and ground pads for enhanced non-contact           Beamer Plus(R)
                                     coagulation of tissue.                                    System 7500(R)
                                                                                               ABC Flex(R)
------------------------------------ --------------------------------------------------------- -----------------------------

Laparoscopic Instruments             Specialized trocars, clip appliers, suction/irrigation    UNIVERSAL Plus(R)
                                     electrosurgical instrument systems for use in             TroGard(R)
                                     laparoscopic surgery; includes disposable handles,        Finesse(TM)
                                     valve/control assemblies with disposable accessories      Reflex(R)
                                     and  monopolar and bipolar scissors,  graspers and
                                     loops.
------------------------------------ --------------------------------------------------------- -----------------------------


Patient Care Products

         We manufacture a variety of patient care products for use in monitoring cardiac rhythms, wound care management and IV therapy. These products include ECG electrodes and cables, wound dressings and catheter stabilization dressings. These products are sold to hospitals, outpatient surgery centers and physician offices primarily in the United States. The majority of our sales in this category are derived from the sale of ECG electrodes. Although wound management and intravenous therapy product sales are comparatively small, the application of these products in the operating room complements our surgery business.

--------------------------------------------------------------------------------------------------------------------
                                                   Patient Care Products

--------------------------------------------------------------------------------------------------------------------
Product                                                    Description                         Brand Name

------------------------------------ --------------------------------------------------------- ---------------------
ECG Monitoring                       Line of disposable electrodes, monitoring cables, lead    CONMED(R)
                                     wire products and accessories designed to transmit ECG    Ultratrace(R)
                                     signals from the heart to an ECG monitor or recorder.     Cleartrace(R)

------------------------------------ --------------------------------------------------------- ---------------------

Wound Care                           Disposable transparent wound dressings  comprising         ClearSite(R)
                                     proprietary  hydrogel; able to  absorb 2 1/2 times its     Hydrogauze(R)
                                     weight in wound exudate.
------------------------------------ --------------------------------------------------------- ----------------------

Surgical Suction                     Disposable surgical suction instruments and connecting    CONMED(R)
     Instruments and                 tubing, including Yankauer, Poole, Frazier and
     Tubing                          Sigmoidoscopic instrumentation, for use by physicians
                                     in the majority of open surgical procedures.
------------------------------------ --------------------------------------------------------- ---------------------

Intravenous Therapy                  Disposable  IV drip  rate  gravity controller and         VENI-GARD(R)
                                     disposable catheter stabilization dressing designed       MasterFlow(R)
                                     to  hold and secure an IV needle or catheter              Stat  2(R)
                                     for use in IV therapy.
------------------------------------ --------------------------------------------------------- ---------------------



Competitive Strengths

         We attribute our strong position in certain markets to the following competitive factors:

         o Leading Market Position in Key Product Areas. We are a leading provider of arthroscopic surgery devices, electrosurgical systems, powered surgical instruments and ECG electrodes. Our product breadth has enhanced our ability to market our products to surgeons, hospitals, surgery centers, GPOs and other customers, particularly as institutions seek to reduce costs and to minimize the number of suppliers. In addition, many of our products are sold under leading brand names, including CONMED(R), Linvatec(R), and Hall(R) Surgical.

         o Broad Product Offering in Key Product Areas. We offer a broad product line in our key product areas. For example, we offer a complete set of the arthroscopy products a surgeon requires for most arthroscopic procedures, including instrument and repair sets, implants, shaver consoles and handpieces, video systems and related disposables. Our product offerings have enabled us to meet a wide range of customer requirements and preferences. In addition, our customers are increasingly dealing with fewer vendors and demanding a broader product offering from vendors in order to reduce administrative costs.

         o Marketing and Distribution Network. Our domestic sales force consists of approximately 185 employee sales representatives and an additional 90 sales professionals employed by eight exclusive sales agent groups. All of our sales professionals are trained and educated in the applications for the products they sell and call directly on surgeons, hospital departments, outpatient surgery centers and physician offices. Additionally, we have an international presence through sales subsidiaries and branches located in key international markets. We also maintain distributor relationships domestically and in numerous countries worldwide. See "Item 1: Business-Marketing".

         o Vertically-integrated Manufacturing. We manufacture most of our products. Our vertically integrated manufacturing process has allowed us to provide quality products, to react quickly to changes in demand and to generate manufacturing efficiencies, including purchasing raw materials used in a variety of disposable products in bulk. We believe that our manufacturing capabilities allow us to contain costs, control quality and maintain security of proprietary processes. We continually evaluate our manufacturing processes with the objective of increasing automation, streamlining production and enhancing efficiency in order to achieve cost savings.

         o Research and Development Capabilities. We have utilized our research and development capabilities to introduce new products, product enhancements and new technologies. Research and development expenditures were $14.9 million in 2000. Recent new product introductions include the Advantage(TM) drive system, BioTwist(TM) bioabsorbable shoulder anchor implant, UltrAblator for the ablation and thermal modification of soft tissue, the PowerPro(TM) electric-powered drive system, the Envision(TM) Autoclavable 3CCD (three chip) Camera Head, the SureFit(TM) electrosurgical grounding pad and the UltraClean(TM) electrosurgical blade.

         o Integrating Acquisitions. Since 1996, we have completed six acquisitions including the 1997 acquisition of Linvatec Corporation which more than doubled our size. These acquisitions have enabled us to broaden our product categories, expand our sales and distribution capabilities and increase our international presence. Our management team has demonstrated a historical ability to identify complementary acquisitions and to integrate acquired companies into our operations.

Business Strategy

         We intend to implement the following business strategies:

         o Introduce New Products and Product Enhancements. Our research and development program is focused on the development of new surgical products, as well as the enhancement of existing products. In addition to our own research and development, we benefit from the dialogue and suggestions for product innovations from our relationships with surgeons and other users of our products.

         o Increase International Sales. We believe there are significant sales opportunities for our surgical products outside the United States. The Linvatec acquisition increased our access to international markets. We intend to seek to expand our international presence and increase our penetration into international markets by utilizing Linvatec's relationships with foreign surgeons, hospitals and third-party payers, as well as foreign distributors. We also intend to utilize Linvatec's sales relationships to introduce Linvatec's customers to our other products. In 2000, our sales outside the United States grew by 18%.

         o Pursue Strategic Acquisitions. We believe that strategic acquisitions represent a cost-effective means of broadening our product line. We have historically targeted companies with proven technologies, established brand names and a significant portion of sales from single-use, disposable products. Since 1996, we have completed six acquisitions, expanding our product line to include surgical suction instruments, wound care products and most recently arthroscopic products and powered surgical instruments.

         o Provide Broad Product Offering in Key Product Areas. As a result of competitive pressures in the health care industry, many health care providers have aligned themselves with GPOs, which are increasingly dealing with fewer vendors and demanding a broader product offering from their vendors in order to reduce administrative costs. We believe that our broad product line is a positive factor in our efforts to meet such demands. In addition, we have a corporate sales department that markets our broad product offering to GPOs.

         o Realize Manufacturing and Operating Efficiencies. We expect to continue to review opportunities for consolidating product lines and streamlining production. We believe our vertically integrated manufacturing process should produce further opportunities to reduce overhead and to increase operating efficiencies and capacity utilization.

Marketing

         In the second quarter of 2000, we incurred a nonrecurring severance charge of approximately $1.5 million in connection with a plan to change from direct distribution to exclusive sales agent groups. Under the plan, specialty sales agent groups were appointed as our exclusive sales agents in the eight largest metropolitan areas of the United States with responsibility for approximately 30% of our domestic orthopaedic sales. We completed this plan in the third quarter of 2000. These sales agent groups employ and manage approximately 90 sales professionals. They each bring to us many years of experience in selling arthroscopic and powered surgical instrument products.

         As a result of the restructuring described above and in order to provide a high level of expertise to medical specialties served, our overall domestic sales force consists of the following:

         o 55 employee sales representatives selling arthroscopy products in their own geographic regions.
         o 35 employee sales representatives selling powered surgical instruments in their own geographic regions.
         o 90 sales professionals, employed by 8 sales agent groups, selling both arthroscopy and powered surgical instruments in the largest eight metropolitan areas of the country; all of these sales agent groups, except one, are exclusive to CONMED.
         o 65 employee sales representatives selling electrosurgery and minimally invasive surgery products.
         o     30 employee sales representatives selling patient care products.

         Each employee sales representative has a defined geographic area and is compensated on a commission basis or through a combination of salary and commission. The sales force is supervised and supported by area directors. Home office sales and marketing management provide the overall direction for the sales of our products.

         Our sales professionals call on surgeons, hospitals, outpatient surgery centers and physician offices. We also have a corporate sales department that is responsible for interacting with GPOs. We believe that we have contracts with many such organizations and that the lack of any individual group purchasing contract will not adversely impact our competitiveness in the marketplace. The sale of our products is accompanied by initial and ongoing in-service training of the end user. Our sales professionals are trained in the technical aspects of our products and their uses, and provide surgeons and medical personnel with information relating to the technical features and benefits of our products. For hospital inventory management purposes, at the hospitals' request, some products are sold to hospitals through distributors. Our sales professionals are required to work closely with distributors where applicable and to maintain close relationships with end-users.

         Our international sales accounted for approximately 27% of total revenues in 2000. Products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or with direct sales efforts. We distribute our products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, France, Germany, Korea, Spain and the United Kingdom.

Manufacturing

         We manufacture most of our products. We believe our vertically integrated manufacturing process allows us to provide quality products and generate manufacturing efficiencies by purchasing raw materials for our disposable products in bulk. We also believe that our manufacturing capabilities allow us to contain costs, control quality and maintain security of proprietary processes. We use various manual and automated equipment for fabrication and assembly of our products and are continuing to further automate our facilities.

         We believe our production and inventory practices are generally reflective of conditions in the industry. Our products are not generally made to order or to individual customer specifications. Accordingly, we schedule production and stock inventory on the basis of experience and our knowledge of customer order patterns, and our judgment as to anticipated demand. Since customer orders must generally be filled promptly for immediate shipment, backlog of unfilled orders is not significant to an understanding of our business.

Research and Development Activities

         During the three years, 1998, 1999 and 2000, we spent approximately $12.0 million, $12.1 million and $14.9 million for research and development. Our research and development departments consist of 113 employees.

         Our research and development programs focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs. We are continually seeking to develop new technologies to improve durability, performance and usability of existing products. In addition to our own research and development, we receive new product and technology disclosures, especially in procedure-specific areas, from surgeons, inventors and operating room personnel. For disclosures that we deem promising from a clinical and commercial perspective, we seek to obtain rights to these ideas by negotiating agreements, which typically compensate the originator of the idea through royalty payments based on a percentage of net sales of licensed products.

         We have rights to numerous U.S. patents and corresponding foreign patents, covering a wide range of our products. We own a majority of these patents and have licensed rights to the remainder, both on an exclusive and non-exclusive basis. In addition, certain patents are currently licensed to third parties on a non-exclusive basis. Due to technological advancements, we do not rely on our patents to maintain our competitive position, and we believe that development of new products and improvement of existing ones is and will continue to be more important than patent protection in maintaining our competitive position.

Competition

         The markets for our products are highly competitive, and many of our competitors are substantially larger and stronger financially than us. However, we do not believe that any one competitor competes with us across all our product lines. Major competitors include Arthrex, Johnson & Johnson, Medtronic, Inc., Minnesota Mining and Manufacturing Company, Smith & Nephew plc, Stryker Corporation, and Tyco International Ltd.

         We believe that product design, development and improvement, customer acceptance, marketing strategy, customer service and price are critical elements to compete in our industry. Other alternatives, such as medical procedures or pharmaceuticals, could at some point prove to be interchangeable alternatives to our products.

Government Regulation

         Most if not all of our products are classified as medical devices subject to regulation by the Food and Drug Administration (the "FDA"). Our new products generally require FDA clearance under a procedure known as 510(k) premarketing notification. A 510(k) premarketing notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. Some products have been continuously produced, marketed and sold since May 1976 and require no 510(k) premarketing clearance. Our products generally are either Class I or Class II products with the FDA, meaning that our products must meet certain FDA standards and are subject to the 510(k) premarketing notification clearance discussed above, but are not required to be approved by the FDA. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

         We have quality control/regulatory compliance groups that are tasked with monitoring compliance with design specifications and relevant government regulations for all of our products. We and substantially all of our products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, and the Safe Medical Device Act of 1990, as amended in 1992, and similar foreign regulations.

         As a manufacturer of medical devices, our manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to insure compliance with Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820. Many of our products are subject to industry-set standards. Industry standards relating to our products are generally formulated by committees of the Association for the Advancement of Medical Instrumentation. We believe that our products presently meet applicable standards. We market our products in a number of foreign markets. Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. We believe that our products currently meet applicable standards for the countries in which they are marketed.

         We are subject to product recall. No recall has had a material effect on our financial condition, but there can be no assurance regulatory issues may not have a material adverse effect in the future.

         Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations could have an adverse effect on our financial condition or results of operations.

Employees

         As of December 2000, we had 2,388 full-time employees, of whom 1,633 were in manufacturing, 113 in research and development, and the balance were in sales, marketing, executive and administrative positions. None of our employees are represented by a union, and we consider our employee relations to be excellent. We have never experienced any strikes or work stoppages.

Risk Factors

         Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See "Item 1: Business -- Forward Looking Statements" relating to certain forward-looking statements in this Form 10-K.

         Significant Leverage and Debt Service

         We have indebtedness which is substantial in relation to our shareholders' equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations. As of December 2000, we had $378.7 million of debt outstanding, which represented 62.2% of total capitalization. In addition, at December 2000, we had $53.0 million available for borrowing under the revolving portion of our principal bank credit agreement (our "credit facility").

         The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

         o     a substantial  portion of our cash flow from  operations  must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions and other purposes;
         o our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited or impaired; and
         o certain of our borrowings, including our borrowings under the credit facility, are and will continue to be at variable rates of interest, which exposes us to the risk of increased interest rates.

         Our ability to satisfy our obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance that our operating results will be sufficient for us to meet our obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as forgoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be implemented on terms acceptable to us, if at all. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of our indebtedness and its implications.

         Effects of Acquisitions Generally

         An element of our business strategy has been to expand through acquisitions and we may seek, without further notice, to pursue acquisitions in the future. In this regard, for confidentiality, competitive and other reasons, we may not disclose that such acquisitions are being negotiated or are subject to agreements until such acquisitions close. Our success is dependent in part upon our ability to effectively integrate acquired operations with our operations. While we believe that we have sufficient management and other resources to accomplish the integration of our past and future acquisitions, there can be no assurance in this regard or that we will not experience difficulties with customers, suppliers, distributors, personnel or others. In addition, while we are generally entitled to customary indemnification from sellers of businesses for any difficulties that may have arisen prior to our acquisition of each business, the amount and time for claiming under these indemnification provisions is limited. There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms. As a result, our financial performance is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses.

         Limitations Imposed by Certain Indebtedness

         Our credit facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

         o     incur indebtedness;
         o     make prepayments of certain indebtedness;
         o     make investments;
         o     engage in transactions with affiliates;
         o     sell assets;
         o     engage in mergers and acquisitions; and
         o     realize important elements of our business strategy.

         Our credit facility also requires us to meet certain financial ratios and tests. These covenants may prevent us from integrating our acquired
businesses,  pursuing  acquisitions,   significantly  limit  our  operating  and
financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our ability to comply with such provisions may be affected by events beyond our control. In the event of any default under our credit facility, the credit facility lenders could elect to declare all amounts borrowed under our credit facility, together with accrued interest, to be due and payable. If we were unable to repay such borrowings, the credit facility lenders could proceed against the collateral securing the credit facility, which consists of substantially all of our property and assets.

         Significant Competition and Other Market Considerations

         The market for our products is highly competitive. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, GPOs and others. In addition, many of our competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues and profitability. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See "Item 1: Business -- Competition" for a further discussion of these competitive forces.

         Demand for and use of our products may fluctuate as a result of:

         o     changes in surgeon preferences;
         o the introduction of new products or new features to existing products;
         o     the introduction of alternative surgical technology; and
         o advances in surgical procedures and discoveries or developments in the health care industry.

         In recent years, the health care industry has undergone significant change driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, cuts in Medicare, consolidation of health care distribution companies and collective purchasing arrangements by office-based health care practitioners. There can be no assurance that demand for our products will not be adversely affected by such fluctuations and trends.

         Patents and Proprietary Technology

         Much of the technology used in the markets in which we compete is covered by patents. We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2001 through 2018 and have additional patent applications pending. See "Item 1: Business -- Research and Development Activities" for a further description of our patents. Although we do not rely solely on our patents to maintain our competitive position, the loss of our patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. In addition, the cost to prosecute infringements of our patents or the cost to defend our products against patent infringement actions by others could be substantial. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

         Government Regulation of Products

         All of our products are classified as medical devices subject to regulation by the FDA. As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with their "Quality System Regulations." Failure to comply with applicable domestic and/or foreign requirements can result in:

         o     fines or other enforcement actions;
         o     recall or seizure of products;
         o     total or partial suspension of production;
         o     withdrawal of existing product approvals or clearances;
         o     refusal to approve or clear new applications or notices; and
         o     criminal prosecution.

         Many of our products are also subject to industry-set standards. The failure to comply with Quality System Regulations or industry-set standards could have a material adverse effect on our business, financial condition or results of operations.

         We are subject to product recall. Although no recall has had a material adverse effect on our business, financial condition or results of operations, there can be no assurance that regulatory issues may not have a material adverse effect in the future.

         Risks Relating to International Operations

         A portion of our operations are conducted outside the United States. About 27% of our 2000 net sales constituted foreign sales. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including:

         o     devaluations and fluctuations in currency exchange rates;
         o imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;
         o     imposition  or  increase  of  withholding   and  other  taxes  on
               remittances and other payments by foreign subsidiaries;
         o     trade barriers;
         o     political risks, including political instability;
         o     hyperinflation in certain foreign countries; and
         o imposition or increase of investment and other restrictions by foreign governments.

         There can be no assurance that such risks will not have a material adverse effect on our business and results of operations.

         Risk of Product Liability Actions

         The nature of our products as medical devices and today's litigious environment in the United States should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations. We maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover the amount or nature of any claim asserted against us. See "Item 3: Legal Proceedings" for a further discussion of the risk of product liability actions and our insurance coverage.

Item 2.  Properties

Facilities

         We manufacture most of our products. Substantially all of our property and assets are pledged as collateral under our credit facility. The following table provides information regarding our facilities. We believe our facilities are adequate in terms of space and suitability for our needs over the next several years.

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

Irvine, CA                              31,000             Lease                  August 2003

El Paso, TX                             29,000             Lease                   April 2002

Juarez, Mexico                          25,000             Lease                 December 2001

Santa Barbara, CA                       18,000             Lease                 December 2001


Item 3. Legal Proceedings

         From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that existing or future claims, the costs associated with claims, especially claims not covered by insurance, will not have a material adverse effect on the Company's future performance.

         Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25,000,000 per incident and $25,000,000 in the aggregate annually, which we, based on our experience, believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available in the future at a reasonable cost to us.

         Our operations are subject to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party's activities.

         While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         Our Common Stock, par value $.01 per share, is traded on the Nasdaq Stock Market (symbol - CNMD). At December 31, 2000, there were 1,229 registered holders of our Common Stock and, in addition, we have been notified that, on such date, there were approximately 6,700 accounts held in "street name".

         The following table shows the high-low last sales prices for the years ended December 31, 1999 and 2000, as reported by the Nasdaq Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down and commission and may not necessarily represent actual transactions.

                                               1999
                                 -------------------------------------
Period                             High                          Low
                                 --------                       ------

First Quarter                     $33.62                        $27.09

Second Quarter                     34.25                         28.12

Third Quarter                      33.18                         24.50

Fourth Quarter                     27.62                         22.37

                                               2000
                                 -------------------------------------
Period                             High                          Low
                                 --------                       ------

First Quarter                     $30.75                        $22.56

Second Quarter                     27.56                         23.62

Third Quarter                      26.12                         12.12

Fourth Quarter                     18.06                         12.93





         We did not pay cash dividends on our common stock during 1999 and 2000. Our Board of Directors presently intends to retain future earnings to finance the development of our business and does not intend to declare cash dividends. Should this policy change, the declaration of dividends will be determined by the Board in light of conditions then existing, including our financial requirements and condition and the prohibition on the declaration and payment of cash dividends contained in debt agreements.

Item 6.  Selected Financial Data

                                            FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                                                (In thousands, except per share data)

                                                                                 Years Ended December
------------------------------------------------------------------------------------------------------------------------------
                                                            1996           1997           1998           1999           2000
                                                         ---------      ---------      ---------      ---------      ---------
Statements of Operations Data (1):
     Net sales .....................................     $ 125,630      $ 138,270      $ 336,442      $ 372,617      $ 392,230
     Cost of sales (2) .............................        65,393         74,220        169,599        178,480        188,223
     Selling and administrative
      expense (3) ..................................        31,620         35,299         93,647        107,233        124,673
     Research and development expense ..............         2,953          3,037         12,029         12,108         14,870
     Unusual items (3) .............................            --         37,242             --             --             --
                                                         ---------      ---------      ---------      ---------      ---------
   Income (loss) from operations ...................        25,664        (11,528)        61,167         74,796         64,464
   Interest income (expense), net ..................          (217)           823        (30,891)       (32,360)       (34,286)
                                                         ---------      ---------      ---------      ---------      ---------
     Income (loss) before income taxes
        and extraordinary item .....................        25,447        (10,705)        30,276         42,436         30,178
     Provision (benefit) for
       income taxes ................................         9,161         (3,640)        10,899         15,277         10,864
                                                         ---------      ---------      ---------      ---------      ---------
     Income (loss) before
       extraordinary item ..........................        16,286         (7,065)        19,377         27,159         19,314
     Extraordinary item,
       net of income taxes (4) .....................            --             --         (1,569)            --             --
                                                         ---------      ---------      ---------      ---------      ---------
   Net income (loss) ...............................     $  16,286        $(7,065)     $  17,808      $  27,159      $  19,314
                                                         =========        =======      =========      =========      =========

Earnings (Loss) Per Share Before Extraordinary Item:

     Basic .........................................     $    1.16      $   (0.47)     $    1.28      $    1.78      $    1.26
                                                         =========      =========      =========      =========      =========
     Diluted .......................................     $    1.12      $   (0.47)     $    1.26      $    1.76      $    1.24
                                                         =========      =========      =========      =========      =========

Earnings (Loss) Per Share:

     Basic .........................................     $    1.16      $   (0.47)     $    1.18      $    1.78      $    1.26
                                                         =========      =========      =========      =========      =========
     Diluted .......................................     $    1.12      $   (0.47)     $    1.16      $    1.76      $    1.24
                                                         =========      =========      =========      =========      =========

Weighted Average Number of Common Shares In
Calculating:

     Basic earnings (loss) per share ...............        14,045         14,997         15,085         15,241      $  15,311
                                                         =========      =========      =========      =========      =========
     Diluted earnings (loss) per share .............        14,496         14,997         15,321         15,430      $  15,514
                                                         =========      =========      =========      =========      =========

Other Financial Data:

     Depreciation and amortization .................     $   6,410      $   6,954      $  23,601      $  26,291      $  29,487
     EBITDA(5) .....................................        32,074         32,668         86,576        100,110         94,044
     Capital expenditures ..........................         4,946          8,178         12,924          9,352         14,050
     Ratio of earnings to
       fixed charges (6) ...........................         79.30             (6)          1.95           2.27           1.85


                                                                                       December
                                                         ---------------------------------------------------------------------
                                                            1996           1997           1998           1999           2000
                                                         ---------      ---------      ---------      ---------      ---------
Balance Sheet Data(7):

     Cash and cash equivalents ...........               $ 20,173       $ 13,452       $  5,906       $  3,747       $  3,470
     Total assets ........................                170,083        561,637        628,784        662,161        679,571
     Long-term debt (including
       current portion) ..................                     --        365,000        384,872        394,669        378,748
     Total shareholders' equity ..........                158,635        162,736        182,168        211,261        230,603

(1) Includes, based on the purchase method of accounting, the results of (i) NDM, Inc., the subsidiary formed as a result of the product lines acquired from New Dimensions in Medicine, Inc., from February 1996; (ii) the surgical suction product line acquired from the Davol subsidiary of C.R. Bard, Inc., from July 1997; (iii) Linvatec Corporation from December 31, 1997; (iv) the arthroscopy product line acquired from Minnesota Mining and Manufacturing (3M) from November 1998; (v) the powered instrument product line acquired from 3M from August 1999; and (vi) the minimally invasive surgical product lines acquired from Imagyn Medical Technologies, Inc. from November 2000; in each such case from the date of acquisition.

(2) Includes for 1998, $3,000,000 of incremental expense related to the excess of the fair value at the acquisition date of Linvatec inventory over the cost to produce; includes for 1999, $1,600,000 of incremental expense related to the excess of the fair value at the acquisition date over the cost to produce inventory related to the powered instrument product line acquired from 3M.

(3) Included in unusual items for 1997, a $34,000,000 non-cash acquisition charge for the write-off of all of the in-process research and development products (comprised of products in the development stage) acquired in the Linvatec acquisition, $914,000 write-off of deferred financing fees resulting from refinancing our loan agreements in connection with the Linvatec acquisition, and $2,328,000 charge for the closing of our Dayton, Ohio manufacturing facility. Included in selling and administrative expense for 1999, a $1,256,000 benefit related to a previously recorded litigation accrual which was settled on favorable terms. Included in selling and administrative expense for 2000, a severance charge of $1,509,000 related to the restructuring of the Company's arthroscopy sales force.

(4) In March 1998, we recorded an extraordinary item of $1,569,000 net of income taxes related to the write-off of deferred financing fees.

(5) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, (except amortization of deferred financing fees included in interest expense) unusual items and inventory adjustments pursuant to purchase accounting. EBITDA is included herein because certain investors consider it to be a useful measure of our ability to service our debt; however, EBITDA does not represent cash flow from operations, as defined in generally accepted accounting principles, and should not be considered in isolation or as a substitute for net income or cash flow from operations or as a measure of profitability or liquidity.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with Selected Financial Data (Item 6) and our consolidated financial statements, which are included elsewhere or incorporated by reference in this Form 10-K.

General

         We are a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, for orthopaedic, ENT, neurosurgery and other surgical specialties. We are also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used in all types of surgery, ECG electrodes for heart monitoring, and minimally invasive surgical devices. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

Results of Operations

         The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                                     Years Ended December
                                                -------------------------------
                                                 1998         1999         2000
                                                -----        -----        -----
Net sales ...............................       100.0%       100.0%       100.0%
Cost of sales ...........................        50.4         47.9         48.0
                                                -----        -----        -----
   Gross margin .........................        49.6         52.1         52.0
Selling and administrative expense ......        27.8         28.8         31.8
Research and development expense ........         3.6          3.3          3.8
                                                -----        -----        -----
Income from operations ..................        18.2         20.0         16.4
Interest expense, net ...................         9.2          8.6          8.7
                                                -----        -----        -----
Income before income taxes
and extraordinary item ..................         9.0         11.4          7.7
Provision for income taxes ..............         3.2          4.1          2.8
                                                -----        -----        -----
   Income before extraordinary item .....         5.8%         7.3%         4.9%
                                                =====        =====        =====

2000 Compared to 1999

         Sales for 2000 were $392,230,000, an increase of 5.3% compared to sales of $372,617,000 in 1999. Sales in our orthopaedic businesses grew 12.2% to $256,600,000 in 2000 from $228,700,000 in 1999. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth would have been 13.6%. Arthroscopy sales, which represent approximately 56% of orthopaedic revenues, were essentially flat at $143,600,000 in 2000, as compared to $144,000,000 in 1999. Powered surgical instrument sales, which represent approximately 44% of orthopaedic revenues, grew 33.4% in 2000 to $113,000,000 as compared to $84,700,000 in 1999. The increase in powered surgical instrument sales of 33.4% consists of 14.5% internal growth and 18.9% growth due to our acquisition of the powered instrument business from 3M in August 1999 (the "Powered Instrument acquisition"--Note 2). Patient care, electrosurgery and minimally invasive surgical sales declined 5.8% to $135,600,000 from $143,900,000 in 1999. This decline primarily occurred in the surgical suction product line as a result of increased competition and pricing pressure.

         Cost of sales increased to $188,223,000 in 2000 compared to $178,480,000 in 1999. Gross margin percentage for 2000 was 52.0%. In connection with the August 1999 Powered Instrument acquisition, we increased the acquired value of inventory by $1,600,000; this inventory was sold during the quarter ended September 1999 and served to increase cost of sales in 1999 by $1,600,000. Excluding the impact of this non-recurring adjustment, cost of sales was $176,859,000 in 1999. Excluding the nonrecurring adjustment, our gross margin percentage for 1999 was 52.5%. The decline in gross margin percentage in 2000 as compared to 1999 is primarily a result of the negative impact of foreign currency exchange rate fluctuations discussed above.

         Selling and administrative costs increased to $124,673,000 in 2000 as compared to $107,233,000 in 1999. During the second quarter of 2000, we announced we would replace our arthroscopy direct sales force with non-stocking exclusive sales agent groups in certain geographic regions of the United States. As a result, we recorded a nonrecurring severance charge of $1,509,000 in the second quarter of 2000 which is included in selling and administrative expense. Also included in selling and administrative expense is the $1,256,000 benefit, recorded in the fourth quarter of 1999, of a previously recorded litigation accrual which was settled on favorable terms. Excluding these non-recurring items, as a percentage of sales, selling and administrative expense increased to 31.4% in 2000 as compared to 29.1% in 1999. This increase, as a percentage of sales, is a result of increased spending on sales and marketing programs, including higher commission and other costs associated with the change to exclusive sales agent groups.

         Research and development expense was $14,870,000 in 2000 as compared to $12,108,000 in 1999. As a percentage of sales, research and development expense increased to 3.8% in 2000 as compared to 3.3% in 1999. This increase represents expanded research and development efforts primarily focused in the orthopaedic product lines.

         Interest expense for 2000 was $34,286,000 compared to $32,360,000 in 1999. The increase is primarily due to an increase in the overall weighted average interest rate on our borrowings from 8.35% in 1999 to 8.93% in 2000. (See discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

1999 Compared to 1998

         Sales for 1999 were $372,617,000, an increase of 10.8% compared to sales of $336,442,000 in 1998. Sales in our orthopaedic businesses grew 19.8% to $228,700,000 from $190,900,000 in 1998. Arthroscopy sales, which represent approximately 63% of orthopaedic revenues, grew 19.4% to $144,000,000 in 1999, as compared to $120,600,000 in 1998. Approximately 10.3% of the total increase in arthroscopy sales is internal growth and 9.1% is due to our acquisition of an arthroscopy product line from 3M in November 1998 (the "Arthroscopy acquisition"--Note 2). Powered surgical instrument sales, which represent approximately 37% of orthopaedic revenues, grew 20.5% to $84,700,000 in 1999 as compared to $70,300,000 in 1998. Approximately 7.3% of the total increase in powered surgical instrument sales is internal growth and 13.2% is due to our acquisition of the powered instrument business from 3M in August 1999 (the "Powered Instrument acquisition"--Note 2). Patient care, electrosurgery and minimally invasive surgical sales declined 1.1% to $143,900,000 in 1999 from

$145,500,000 in 1998. Approximately 2% of the total orthopaedic sales growth in 1999 as compared to 1998 reflects the pricing impact of changes in distribution from 1999 as compared to the first six months of 1998. In connection with the December 1997 acquisition of Linvatec Corporation (the "Linvatec acquisition") from Bristol-Myers Squibb ("BMS"), we entered into fixed price distribution agreements with Zimmer, Inc., a wholly-owned subsidiary of BMS, to distribute certain of our products in selected geographic markets. Beginning in the third quarter of 1998, most of the products formerly distributed by Zimmer were sold and distributed directly by us, resulting in improved pricing for the affected products.

         Cost of sales increased to $178,480,000 in 1999 compared to $169,599,000 in 1998. In connection with the August 1999 Powered Instrument acquisition, we increased the acquired value of inventory by $1,600,000; this inventory was sold during the quarter ended September 1999 and served to increase cost of sales in 1999 by $1,600,000. Similarly, in connection with purchase accounting for the Linvatec acquisition, we increased the acquired value of inventory by $3,000,000 over our production cost; this inventory was sold during the quarter ended March 1998 and served to increase cost of sales in 1998 by $3,000,000. Excluding the impact of these non-recurring adjustments, cost of sales increased to $176,859,000 in 1999 from $166,606,000 in 1998, as a result of increased sales volumes as described above. Excluding the nonrecurring adjustments, our gross margin percentage for 1999 was 52.5% compared to 50.5% for 1998. The increase in gross margin percentage is primarily attributable to higher sales volumes in our orthopaedic product lines which carry higher gross margins than certain of our other product lines as well as improved pricing resulting from the elimination of most of the fixed price product distribution agreements with Zimmer discussed previously.

         Selling and administrative costs increased to $107,233,000 in 1999 as compared to $93,647,000 in 1998. The increase in selling and administrative expense is primarily a result of additional selling expense associated with the increase in sales in 1999 as compared to 1998, including increased costs associated with the direct selling and distribution of products formerly distributed through Zimmer during the first half of 1998. Partially offsetting these increases, during the fourth quarter of 1999, we recognized the benefit amounting to $1,256,000 of a previously recorded litigation accrual which was settled on favorable terms and is included in selling and administrative expense. Excluding this nonrecurring benefit, as a percentage of sales, selling and administrative expense increased to 29.1% in 1999 as compared to 27.8% in 1998.

         Research and development expense was $12,108,000 in 1999 as compared to $12,029,000 in 1998. As a percentage of sales, research and development expense was 3.3% in 1999 as compared to 3.6% in 1998. The amount of research and development expense incurred in 1999 is consistent with 1998 representing our ongoing efforts in this area; the decrease in 1999 expense as a percentage of sales is primarily a result of higher sales in 1999 as compared to 1998.

         Interest expense for 1999 was $32,360,000 compared to $30,891,000 in 1998. In connection with the Powered Instrument acquisition, our existing credit facility was amended in the third quarter of 1999 to provide for an additional $40,000,000 loan commitment which was used to fund the acquisition purchase price. The increase in interest expense is a result of these higher term loan borrowings and higher average borrowings under our revolving credit facility during 1999 as compared to 1998. We funded our Arthroscopy acquisition during the fourth quarter of 1998 through borrowings under the revolving credit facility which resulted in the higher average borrowings. (See discussion under

Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

         During the first quarter of 1998, we completed an offering of subordinated notes (the "Notes") and used the net proceeds to repay a portion of our term loans under our credit facility. Deferred financing fees relating to the portion of the credit facility repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written-off as an extraordinary charge. (See Note 5 and discussion under Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Liquidity and Capital Resources

         Our  net  working  capital  position  increased  $4,229,000  or 3.9% to
$113,755,000 at December 2000 compared to $109,526,000 at December 1999. Net cash provided by operations was $35,950,000 in 2000 compared to $37,441,000 in 1999. Operating cash flow in 2000 decreased primarily as a result of lower net income in 2000 as compared to 1999. Operating cash flow in 2000 was positively impacted primarily by depreciation, amortization and deferred income taxes. Operating cash flow in 2000 was negatively impacted primarily as a result of increased inventories. The increase in inventories is a result of overall higher quantities on hand in support of higher sales volumes in 2000 as compared to
1999. Net cash provided by operations was $37,441,000 in 1999 compared to $20,927,000 in 1998. Operating cash flow in 1999 increased primarily as a result of higher net income in 1999 as compared to 1998. Operating cash flow in 1999 was positively impacted primarily by depreciation, amortization and deferred income taxes. Operating cash flow in 1999 was negatively impacted primarily as a result of increases in accounts receivable and inventories. The increase in accounts receivable was primarily related to the increase in sales; the increase in inventory is related to the Arthroscopy acquisition and Powered Instrument acquisition and overall higher quantities on-hand. Adversely impacting operating cash flows in 1998 was an increase in accounts receivable and inventories primarily as a result of the timing of our assumption of Linvatec's international operations previously managed by Zimmer. In connection with the Linvatec acquisition, we assumed responsibility for the majority of Linvatec's international operations on July 1, 1998. Accordingly, the receivables and inventory of the international operations were not acquired or funded by the Company until the second half of 1998.

         Net cash used by investing activities in 2000 included $6,000,000 paid related to the Imagyn acquisition. Net cash used by investing activities in 1999 included $40,600,000 paid related to the Powered Instrument acquisition. Net cash used by investing activities in 1998 included $17,500,000 related to the Arthroscopy acquisition and $14,400,000 of payments related to the Linvatec acquisition and the 1997 acquisition of a surgical suction instrument and tubing product line from Davol, Inc. Capital expenditures for 2000, 1999 and 1998 amounted to $14,100,000, $9,400,000 and $12,900,000, respectively.

         Financing activities in 2000 consisted primarily of $17,000,000 in borrowings under the revolving credit facility and $32,900,000 in scheduled payments on our term loans. Financing activities during 1999 consisted primarily of a $40,000,000 term loan used to fund the Powered Instrument acquisition, scheduled payments of $23,100,000 on our previously existing term loans and $8,000,000 in repayments on our revolving credit facility. Financing activities during 1998 involved the completion of the Notes offering in the aggregate principal amount of $130,000,000; net proceeds from the offering amounting to $126,100,000 were used to repay a portion of our term loans under our credit facility. Additionally, we borrowed $23,000,000 under the revolving credit facility primarily to finance the Arthroscopy acquisition and made scheduled payments of $7,000,000 on our term loans.

         Management believes that cash generated from operations, our current cash resources and funds available under our revolving credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Foreign Operations

         Our foreign operations are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Our principal market risks involve foreign currency exchange rates and interest rates.

         We manufacture our products in the United States and distribute our products throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of December 2000, we have not entered into any forward foreign currency exchange contracts to hedge the effect of foreign currency exchange fluctuations. We have mitigated and will continue to mitigate our foreign currency exposure by transacting the majority of our foreign sales in United States dollars. During 2000, changes in foreign currency exchange rates reduced our sales and income before income taxes by approximately $3,200,000. We will continue to monitor and evaluate our foreign currency exposure and the need to enter into a forward foreign currency exchange contract or other hedging arrangement.

         Our exposure to market risk for changes in interest rates relates to our borrowings. We do not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently, we have entered into two interest rate swaps (each with a $50,000,000 notional amount) expiring in June 2001 and June 2003 which effectively convert $100,000,000 of the approximate $248,000,000 of floating rate borrowings under our credit facility into fixed rate borrowings with a base interest rate averaging 6.50%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%. If market interest rates for similar borrowings average 1% more in 2001 than they did in 2000, our interest expense, after considering the effects of our interest rate swaps, would increase, and income before income taxes would decrease by $1,100,000. Comparatively, if market interest rates averaged 1% less in 2001 than they did during 2000, our interest expense, after considering the effects of our interest rate swaps, would decrease, and income before income taxes would increase by $900,000. These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost and interest rate swap agreements and does not consider any actions by management to mitigate our exposure to such a change.

Item 8.   Financial Statements and Supplementary Data

         Our 2000 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 7, 2001, are included elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         We have had no disagreements with PricewaterhouseCoopers LLP that would be required to be reported under this Item 9.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information with respect to the Directors and Executive Officers is incorporated herein by reference to the sections captioned "Proposal One:
Election of Directors" and "Directors, Executive Officers and Senior Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 8, 2001 for the annual meeting of shareholders to be held on May 15, 2001.

Item 11.  Executive Compensation

         Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive
Officers", "Stock Option Plans", "Pension Plans" and "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 8, 2001 for the annual meeting of shareholders to be held on May 15, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 8, 2001 for the annual meeting of shareholders to be held on May 15, 2001.

Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 8, 2001 for the annual meeting of shareholders to be held on May 15, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

(a)(1)    List of Financial Statements                            Form 10-K Page

          Report of Independent Accountants                             F-1

          Consolidated Balance Sheets at December
               1999 and 2000                                            F-2

          Consolidated  Statements of Income for the                    F-3
               Years Ended  December 1998, 1999 and 2000

          Consolidated Statements of  Shareholders' Equity              F-4
              for the Years Ended December 1998, 1999 and 2000

          Consolidated Statements of Cash Flows
              for the Years Ended December 1998, 1999 and 2000          F-5

          Notes to Consolidated Financial Statements                    F-7

(2)       List of Financial Statement Schedules

          Valuation and Qualifying Accounts (Schedule VIII)            F-28

          All other   schedules   have  been   omitted
              because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)       List of Exhibits

          The exhibits  listed  on  the   accompanying
              Exhibit Index on page 34 below are filed as part of this Form 10-K.

(b)       Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                                CONMED CORPORATION

                                March 21, 2001

                            By: /s/ Eugene R. Corasanti
                                -----------------------
                                Eugene R. Corasanti

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


Signature                    Title                                      Date
---------                    -----                                      ----

/s/ EUGENE R. CORASANTI      Chairman of the Board
-----------------------      Chief Executive Officer
Eugene R. Corasanti          And Director                         March 21, 2001

/s/ ROBERT D. SHALLISH, JR.  Vice President-Finance
---------------------------  and Chief Financial Officer
Robert D. Shallish, Jr.      (Principal Financial Officer)        March 21, 2001


/s/ JOSEPH J. CORASANTI      President, Chief Operating
------------------------     Officer and Director                 March 21, 2001
Joseph J. Corasanti

/s/ LUKE A. POMILIO          Vice President - Corporate
-------------------          Controller (Principal Accounting
Luke A. Pomilio              Officer)                             March 21, 2001

/s/ BRUCE F. DANIELS         Director                             March 21, 2001
--------------------
Bruce F. Daniels

/s/ ROBERT E. REMMELL        Director                             March 21, 2001
---------------------
Robert E. Remmell

/s/ WILLIAM D. MATTHEWS      Director                             March 21, 2001
-----------------------
William D. Matthews

/s/ STUART J. SCHWARTZ       Director                             March 21, 2001
----------------------
 Stuart J. Schwartz

                                  Exhibit Index

Exhibit
 No.                Description of Instrument
--------------------------------------------------------------------------------
2.1                 Asset Purchase  Agreement  between Linvatec  Corporation and
                    Minnesota  Mining &  Manufacturing  Company dated October 8,
                    1998-- incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1998.

2.2                 The Asset  Purchase  Agreement,  dated June 29,  1999 by and between Linvatec Corporation and Minnesota Mining and Manufacturing Company, as amended by an amendment dated August 11, 1999-- incorporated herein by reference to
                    Exhibit 10.1 of our report on Form 10-Q filed on August 13, 1999.

3.1 Amended and Restated By-Laws, as adopted by the Board of Directors on December 26, 1990-- incorporated herein by reference to the exhibit in our Current Report on Form 8-K, dated March 7, 1991 (File No. 0-16093).

3.2 1999 Amendment to Certificate of Incorporation and Restated Certificate of Incorporation of CONMED Corporation - incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

4.1                 See Exhibit 3.1.

4.2                 See Exhibit 3.2.

4.3 Amended and Restated Credit Agreement, dated August 11, 1999, among CONMED Corporation and the several banks and other financial institutions or entities from time to time parties thereto, -- incorporated herein by reference to
                    Exhibit 10.2 of our report on Form 10-Q filed on August 13, 1999.

4.4 Guarantee and Collateral Agreement, dated December 31, 1997, made by CONMED Corporation and certain of its subsidiaries in favor of The Chase Manhattan Bank-- incorporated herein by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on January 8, 1998.

4.5 Indenture, dated as of March 5, 1998, by and among CONMED Corporation, the Subsidiary Guarantors named therein and First Union National Bank, as Trustee--incorporated by reference to the exhibit in our Registration Statement on Form S-8 filed on March 26, 1998 (File No. 333-48693).

4.6 Acknowledgement and Consent, dated August 11, 1999, among CONMED Corporation and each of its subsidiaries--
                    incorporated herein by reference to Exhibit 10.3 of our report on Form 10-Q filed on August 13, 1999.

10.1                Employment  Agreement  between  the  Company  and  Eugene R.
                    Corasanti, dated December 16, 1996-- incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit
 No.                Description of Instrument
--------------------------------------------------------------------------------

10.2 Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement)-- incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 25, 1992-- incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 31, 1996.

10.3           (a)  Eugene   R.   Corasanti    disability  income   plans   with
                    Northwestern  Mutual Life Insurance  Company,  dated January
                    14, 1980 and March 7, 1981-- policy specification sheets-- incorporated herein by reference to Exhibit 10.0(a) of our Registration Statement on Form S-2 (File No. 33-40455).

               (b)  William    W.   Abraham   disability   income   plan   with
                    Northwestern Mutual Life Insurance Company, dated March 24, 1981 -- policy specification sheet -- incorporated herein by reference to Exhibit 10.0(b) of our Registration Statement on Form S-2 (File No. 33-40455).

               (c) Eugene R. Corasanti life insurance plan with Northwestern Mutual Life Insurance Company, dated October 6, 1979 -- policy specification sheet -- incorporated herein by reference to Exhibit 10.0(c) of our Registration Statement on Form S-2 (File No. 33-40455).

10.4 Eugene R. Corasanti life insurance plans with Northwestern Mutual Life Insurance Company dated August 25, 1991-- Statements of Policy Cost and Benefit Information, Benefits and Premiums, Assignment of Life Insurance Policy as Collateral -- incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 27, 1991.

10.5 1992 Stock Option Plan (including form of Stock Option Agreement)-- incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 25, 1992.

10.6 Stock Option Plan for Non-Employee Directors of CONMED Corporation-- incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.7 Amendment to 1992 Stock Option Plan-- incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.8                CONMED   Corporation   1999   Long-Term   Incentive  Plan  -
                    incorporated by reference to the Definitive Proxy Statement for the 1999 annual meeting as filed on April 16, 1999.

10.9                Employment  Agreement  between  the  Company  and  Joseph J.
                    Corasanti, dated May 2, 2000.

Exhibit
 No.                Description of Instrument
--------------------------------------------------------------------------------

11                  Statement re: Computation of Per Share Earnings.

12                  Statement  re:  Computation  of Ratios of  Earnings to Fixed
                    Charges.

21                  Subsidiaries of the Registrant.

23 Consent, dated March 29, 2001, of PricewaterhouseCoopers LLP, independent auditors for CONMED Corporation.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of CONMED Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on Page 32 present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on Page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Syracuse, New York
February 7, 2001


                                    CONMED CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                  December 1999 and 2000
                           (In thousands except share amounts)

                                                                   1999          2000
                                                                ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents .............................     $   3,747      $   3,470
    Accounts receivable, less allowance for doubtful
        accounts of $1,434 in 1999 and $1,479 in 2000 .....        76,413         78,626
    Inventories ...........................................        89,681        104,612
    Deferred income taxes .................................         1,453          1,761
    Prepaid expenses and other current assets .............         5,423          3,562
                                                                ---------      ---------
            Total current assets ..........................       176,717        192,031
                                                                ---------      ---------
Property, plant and equipment, net ........................        57,834         62,450
Goodwill, net .............................................       223,174        225,801
Other intangible assets, net ..............................       201,458        195,008
Other assets ..............................................         2,978          4,281
                                                                ---------      ---------
            Total assets ..................................     $ 662,161      $ 679,571
                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .....................     $  32,875      $  36,068
    Accounts payable ......................................        16,518         20,350
    Accrued compensation ..................................         9,658          9,913
    Income taxes payable ..................................           226          1,979
    Accrued interest ......................................         4,588          5,130
    Other current liabilities .............................         3,326          4,836
                                                                ---------      ---------
            Total current liabilities .....................        67,191         78,276
                                                                ---------      ---------

Long-term debt ............................................       361,794        342,680
Deferred income taxes .....................................         3,330         12,154
Other long-term liabilities ...............................        18,585         15,858
                                                                ---------      ---------
            Total liabilities .............................       450,900        448,968
                                                                ---------      ---------

Shareholders' equity:
    Preferred stock, par value $.01 per share; authorized
        500,000 shares, none outstanding ..................            --             --
    Common stock, par value $.01 per share; 100,000,000
        authorized; 15,303,806 and 15,352,186, issued and
        outstanding in 1999 and 2000, respectively ........           153            153
    Paid-in capital .......................................       127,394        128,062
    Retained earnings .....................................        84,520        103,834
    Accumulated other comprehensive loss ..................          (387)        (1,027)
    Less 25,000 shares of common stock in treasury, at cost          (419)          (419)
                                                                ---------      ---------
            Total shareholders' equity ....................       211,261        230,603
                                                                ---------      ---------
            Total liabilities and shareholders' equity ....     $ 662,161      $ 679,571
                                                                =========      =========

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended December 1998, 1999 and 2000
                     (In thousands except per share amounts)


                                             1998           1999          2000
                                          ---------      ---------     ---------
Net sales ...........................     $ 336,442      $ 372,617     $ 392,230
                                          ---------      ---------     ---------

Cost of sales .......................       169,599        178,480       188,223

Selling and administrative expense ..        93,647        107,233       124,673

Research and development expense ....        12,029         12,108        14,870
                                          ---------      ---------     ---------

                                            275,275        297,821       327,766
                                          ---------      ---------     ---------

Income from operations ..............        61,167         74,796        64,464

Interest expense, net ...............        30,891         32,360        34,286
                                          ---------      ---------     ---------

Income before income taxes and
    extraordinary item ..............        30,276         42,436        30,178

Provision for income taxes ..........        10,899         15,277        10,864
                                          ---------      ---------     ---------

Income before extraordinary item ....        19,377         27,159        19,314

Extraordinary item, net of income
    taxes ...........................        (1,569)            --            --
                                          ---------      ---------     ---------

Net income ..........................     $  17,808      $  27,159     $  19,314
                                          =========      =========     =========

Per share data:

    Income before extraordinary item
        Basic .......................     $    1.28      $    1.78     $    1.26
        Diluted .....................          1.26           1.76          1.24

    Extraordinary item
        Basic .......................          (.10)            --            --
        Diluted .....................          (.10)            --            --

    Net income
        Basic .......................          1.18           1.78          1.26
        Diluted .....................          1.16           1.76          1.24


                See notes to consolidated financial statements.



                                                        CONMED CORPORATION
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             Years Ended December 1998, 1999 and 2000
                                                          (In thousands)

                                                                                      Accumulated
                                          Common Stock                                    Other
                                          ------------        Paid-in       Retained  Comprehensive       Treasury    Shareholders'
                                        Shares   Amount       Capital       Earnings  Income (Loss)        Stock          Equity
                                        ------   ------       -------       --------  -------------        -----          ------
Balance at December 1997.............   15,062     $151       $123,451       $39,553        $  -           $(419)        $162,736

    Exercise of stock options........      121        1          1,087                                                      1,088

    Tax benefit arising from
        exercise of stock
        options......................                              501                                                        501

    Comprehensive income:

        Translation adjustments......                                                         35

        Net income...................                                         17,808

    Total comprehensive income.......                                                                                      17,843
                                        ------     -----       --------      --------     -------          ------         --------

Balance at December 1998.............   15,183      152        125,039        57,361          35            (419)         182,168

    Exercise of stock options........      121        1          1,611                                                      1,612

    Tax benefit arising from
        exercise of stock
        options......................                              744                                                        744

   Comprehensive income:

        Translation adjustments......                                                       (422)

        Net income...................                                         27,159

  Total comprehensive income.........                                                                                      26,737
                                        ------     -----       --------      --------     -------          ------         --------

Balance at December 1999.............   15,304       153       127,394        84,520        (387)           (419)         211,261

    Exercise of stock options........       48                     449                                                        449

    Tax benefit arising
        from exercise of
        stock options................                              219                                                        219

   Comprehensive income:

         Translation adjustments.....                                                        (640)

         Net income..................                                          19,314

    Total comprehensive income.......                                                                                      18,674
                                        ------     -----       --------      --------     -------          ------         --------

Balance at December 2000.............   15,352     $ 153       $128,062      $103,834     $(1,027)         $ (419)        $230,603
                                        ======     =====       ========      ========     =======          ======         ========

                See notes to consolidated financial statements.

                                     CONMED CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended December 1998, 1999 and 2000
                                       (In thousands)

                                                         1998          1999          2000
                                                       --------      --------      --------
Cash flows from operating activities:
    Net income ...................................     $ 17,808      $ 27,159      $ 19,314
                                                       --------      --------      --------
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation .............................        8,098         9,207         9,434
        Amortization .............................       15,503        17,084        20,053
        Deferred income taxes ....................        8,779         8,978         7,974
        Extraordinary item, net of income
            taxes ................................        1,569            --            --
        Increase (decrease) in cash flows from
            changes in assets and liabilities, net
            of effects from acquisitions:
            Accounts receivable ..................      (19,630)       (9,192)       (2,166)
            Inventories ..........................      (19,322)       (9,086)      (18,035)
            Prepaid expenses and other current
              assets .............................       (1,180)         (799)        1,811
            Accounts payable .....................       10,028        (3,060)        3,824
            Income taxes payable .................       (2,587)        1,986         2,514
            Accrued compensation .................        2,834            (7)          255
            Accrued interest .....................        6,069        (1,481)          542
            Other assets/liabilities, net ........       (7,042)       (3,348)       (9,570)
                                                       --------      --------      --------
                                                          3,119        10,282        16,636
                                                       --------      --------      --------

            Net cash provided by operations ......       20,927        37,441        35,950
                                                       --------      --------      --------

Cash flows from investing activities:
    Payments related to business acquisitions ....      (31,909)      (40,585)       (6,042)
    Purchases of property, plant and
        equipment ................................      (12,924)       (9,352)      (14,050)
                                                       --------      --------      --------
            Net cash used by investing activities       (44,833)      (49,937)      (20,092)
                                                       --------      --------      --------

Cash flows from financing activities:
    Proceeds of long-term debt ...................      130,000        40,900            --
    Borrowings (repayments)under revolving
        credit facility ..........................       23,000        (8,000)       17,000
    Proceeds from issuance of common stock .......        1,088         1,612           449
    Payments related to issuance of long-
        term debt ................................       (4,635)         (661)           --
    Payments on long-term debt ...................     (133,128)      (23,103)      (32,921)
                                                       --------      --------      --------
            Net cash provided (used)by financing
                  activities .....................       16,325        10,748       (15,472)
                                                       --------      --------      --------

                                   (continued)

                 See notes to consolidated financial statements.

                                                            1998          1999          2000
                                                         --------      --------      --------
Effect of exchange rate changes
  on cash and cash equivalents ......................           35          (411)         (663)
                                                          --------      --------      --------

Net decrease in cash and cash equivalents ...........       (7,546)       (2,159)         (277)
Cash and cash equivalents at beginning
    of year .........................................       13,452         5,906         3,747
                                                          --------      --------      --------
Cash and cash equivalents at end of year ............     $  5,906      $  3,747      $  3,470
                                                          ========      ========      ========


Supplemental  disclosures  of cash flow  information:
      Cash paid during the year for:
            Interest ................................     $ 24,078      $ 32,662      $ 33,788
            Income taxes ............................        4,121         4,502         4,141


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Operations and Significant Accounting Policies

Organization and operations

         The consolidated financial statements include the accounts of CONMED Corporation and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. CONMED Corporation is a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, for orthopaedic, ENT, neuro-surgery and other surgical specialties. The Company is also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used in all types of surgery, ECG electrodes for heart monitoring, and minimally invasive surgical devices. The Company's products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

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

Cash equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Inventories

         The inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out basis.

Property, plant and equipment

         Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

         Building and improvements                   40 years
         Leasehold improvements                      Remaining life of lease
         Machinery and equipment                     2 to 15 years

Goodwill

         Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Goodwill is amortized on a straight-line basis over periods ranging from 13 to 40 years. Accumulated amortization of goodwill amounted to $16,901,000 and $23,340,000 at December 1999 and 2000, respectively.

         When events and circumstances so indicate, the Company will assess the recoverability of its goodwill based upon cash flow forecasts (undiscounted and without interest). No impairment losses have been recognized in any of the periods presented.

Other intangible assets

         Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Customer relationships and trademarks and tradenames are amortized on a straight-line basis over 40 and 38 years, respectively. Patents and other intangible assets are amortized on a straight-line basis over periods from 5 to 17 years.

         When events and circumstances so indicate, the Company will assess the recoverability of its intangible assets based upon cash flow forecasts (undiscounted and without interest). No impairment losses have been recognized in any of the periods presented.

                                                      1999               2000
                                                    ---------         ---------
Customer relationships .....................        $  96,712         $  96,712
Trademarks and tradenames ..................           95,715            95,715
Patents and other intangible assets ........           29,227            31,479
                                                    ---------         ---------

                                                      221,654           223,906

Less:  Accumulated amortization ............          (20,196)          (28,898)
                                                    ---------         ---------

Other intangible assets, net ...............        $ 201,458         $ 195,008
                                                    =========         =========


Derivative financial instruments

         The Company does not trade in derivative securities. The Company does use interest rate swaps to manage the interest risk associated with its variable rate debt. The Company accounted for interest rate swaps on the accrual method at December 1999 and 2000, whereby the net receivable or payable is recognized on a periodic basis and included as a component of interest expense.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company adopted this standard beginning January 1, 2001. Adoption of this statement did not have a material impact on the financial statements.

Fair value of financial instruments

         The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable, approximate their carrying amount. The estimated fair values and carrying amounts of interest rate swaps and long-term debt are as follows (in thousands):

                                       1999                           2000
                             ------------------------        ----------------------
                              Carrying           Fair        Carrying       Fair
                                Amount           Value        Amount         Value
                                ------           -----        ------         -----
Interest rate swaps .....     $      37      $     248      $       5      $  (1,436)

Long-term debt (including
    current maturities) .      (394,669)      (386,219)      (378,748)      (352,748)


Fair values were determined from quoted market prices or discounted cash flows analysis.

Translation of foreign currency financial statements

         Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected in accumulated other comprehensive income (loss). Any transaction gains and losses are included in net income.

Revenue recognition

         Revenue is recognized upon shipment of goods to customers and upon performance of services. Amounts billed to customers related to shipping and handling are not material. Shipping and handling costs were $8,250,000, $9,450,000 and $8,100,000 for the years ended December 1998, 1999 and 2000, respectively, and are included in selling and administrative expense. The Company sells to a diversified base of customers around the world and, therefore, believes there is no material concentration of credit risk.

Earnings per share

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. Income used in the EPS calculation is net income for each year. Shares used in the calculation of basic and diluted EPS were (in thousands):

                                                          1998        1999      2000
                                                          ----        ----       ----
    Shares used in the calculation of Basic EPS
        (weighted average shares outstanding).........    15,085     15,241     15,311

    Effect of dilutive potential securities ..........       236        189        203
                                                          ------     ------     ------

    Shares used in the calculation of Diluted EPS.....    15,321     15,430     15,514
                                                          ======     ======     ======

         The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 1,440,000, 1,326,000 and 2,264,000 at December 1998, 1999 and 2000, respectively.

Comprehensive income

         SFAS No. 130, "Reporting Comprehensive Income", requires companies to report a measure of operations called comprehensive income. This measure, in addition to net income, includes as income or loss, the following items, which if present are included in the equity section of the balance sheet: 1) unrealized gains and losses on certain investments in debt and equity securities; 2) foreign currency translation; and 3) minimum pension liability adjustments. The Company has reported comprehensive income within the Consolidated Statements of Shareholders' Equity.

Reclassifications

         Certain prior year amounts have been reclassified to conform with the presentation used in 2000.

Note 2 -- Business Acquisitions

         On November 16, 1998, the Company acquired the assets related to an arthroscopy product line from Minnesota Mining and Manufacturing Company ("3M") for a purchase price of $17,500,000 (the "Arthroscopy acquisition") which was funded through borrowings under the Company's revolving credit facility (Note
5). The acquisition was accounted for using the purchase method. The results of operations of the acquired product line are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         On June 29, 1999, the Company agreed to purchase certain assets of the powered surgical instrument business of 3M (the "Powered Instrument acquisition"). The acquisition was completed on August 11, 1999 for a purchase price of $40,000,000, which was funded through borrowings under the Company's credit facility (Note 5). The acquisition was accounted for using the purchase method. The results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period. In connection with the Powered Instrument acquisition, the Company increased the acquired value of inventory by $1,600,000. This inventory was sold during the quarter ended September 1999 resulting in a non-recurring adjustment to increase cost of sales during 1999 by $1,600,000.

         On November 20, 2000 the Company agreed to purchase certain assets of the disposable minimally invasive surgical business of Imagyn Medical Technologies, Inc. (the "Imagyn acquisition") for a purchase price of $6,000,000. Under the terms of the agreement, the Company also agreed to pay up to $2,000,000 in contingent consideration dependent upon product sales within the first twelve months following the closing date. The acquisition was funded through borrowings under the Company's revolving credit facility (Note 5) and is being accounted for using the purchase method. The results of operations of the acquired business are included in the consolidated results of the Company from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

         On an unaudited pro forma basis, assuming the completed acquisitions had occurred as of the beginning of the periods presented, the consolidated results of the Company would have been as follows (in thousands, except per share amounts):

                                                Year Ended December
                                             --------------------------
                                               1999             2000
                                             ---------        ---------

        Pro forma net sales..............    $ 389,717        $ 396,320
                                             =========        =========
        Pro forma net income.............    $  27,663        $  19,475
                                             =========        =========
        Pro forma net income per share:
                  Basic..................    $    1.82        $    1.27
                                             =========        =========
                  Diluted................    $    1.79        $    1.25
                                             =========        =========


         The unaudited pro forma financial information presented above gives effect to purchase accounting adjustments which have resulted or are expected to result from the acquisitions. This pro forma information is not necessarily indicative of the results that would actually have been obtained had the companies been combined for the periods presented.

Note 3 -- Inventories

         The components of inventory are as follows (in thousands):

                                                        1999              2000
                                                      --------         --------
        Raw materials............................     $ 35,651         $ 38,278
        Work in process..........................        9,803           12,612
        Finished goods...........................       44,227           53,722
                                                      --------         --------
                                                      $ 89,681         $104,612
                                                      ========         ========


Note 4 -- Property, Plant and Equipment

         Details of property, plant and equipment are as follows (in thousands):

                                                        1999              2000
                                                      --------         --------
        Land........................................  $  1,511         $  1,511
        Leasehold improvements......................     2,837            3,293
        Building and improvements...................    23,118           24,393
        Machinery and equipment.....................    60,231           63,970
        Construction in progress....................     4,643           12,283
                                                      --------         --------
                                                        92,340          105,450
                  Less:  Accumulated depreciation...   (34,506)         (43,000)
                                                      --------         --------
                                                      $ 57,834         $ 62,450
                                                      ========         ========

         The Company leases various manufacturing and office facilities and equipment under operating leases. Rental expense on these operating leases was approximately $2,650,000, $2,935,000 and $3,376,000 for the years ended December 1998, 1999 and 2000, respectively. The aggregate future minimum lease commitments for operating leases at December 2000 are as follows:

                       Year ending December (in thousands):

                  2001..............................         $ 3,490
                  2002..............................           3,118
                  2003..............................           2,858
                  2004..............................           2,425
                  2005..............................           2,483
                  Thereafter........................           9,027

Note 5 -- Long Term Debt

         The Company has a credit agreement with several banks providing for a $490,000,000 credit facility. The credit facility is comprised of four sub-facilities: (i) a $210,000,000 five-year term loan with quarterly principal repayments; (ii) a $140,000,000 seven-year term loan with quarterly principal repayments; (iii) a $40,000,000 six-year term loan with quarterly principal repayments; and (iv) a $100,000,000 revolving credit facility. The revolving credit facility expires on December 30, 2002. During the commitment period, the Company is obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility. A covenant under the credit facility required the Company to complete a senior subordinated note offering, which was completed in March 1998 with the net proceeds of $126,100,000 being used to reduce the term loans under the credit facility. Deferred financing fees related to the portion of the term loans repaid amounting to $2,451,000 ($1,569,000 net of income taxes) were written off in March 1998 as an extraordinary item.

         As  of  December  1999,  the  Company  had  $105,380,000,  $88,497,000,
$39,925,000 and $30,000,000 outstanding under the five-year term loan, the seven-year term loan, the six year term loan and the revolving credit facility, respectively. As of December 2000, the Company had $73,447,000, $87,856,000, $39,625,000 and $47,000,000 outstanding under the five-year term loan, the seven-year term loan, the six-year term loan and the revolving credit facility, respectively. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increases and decreases to this interest rate spread based on the operating results of the Company. Additionally, certain events of default under the credit facility limit interest rate options available to the Company. The weighted average interest rates at December 1999 under the five-year term loan, the seven-year term loan, the six year term loan and the revolving credit facility, were 7.65%, 8.15%, 8.59% and 7.45%, respectively. The weighted average interest rates at December 2000 under the five-year term loan, the seven-year term loan, the six-year term loan and revolving credit facility, were 8.36%, 8.80%, 9.25% and 9.06%, respectively.

         The Company has entered into two interest rate swaps (each with a $50,000,000 notional amount) expiring in June 2001 and June 2003 which effectively convert $100,000,000 of LIBOR-based floating rate debt under the Company's credit facility into fixed rate debt with a base interest rate averaging 6.50%. Provisions in one of the interest rate swaps cancels such agreement when LIBOR exceeds 7.35%.

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

         Excluding the revolving credit facility which expires and is expected to be renegotiated in 2002, the scheduled maturities of long-term debt outstanding at December 2000 are as follows:

                       Year ending December (in thousands):

                  2001..............................    $ 36,068
                  2002..............................      39,298
                  2003..............................      42,018
                  2004..............................      45,223
                  2005..............................      38,457
                  Thereafter........................     130,684


Note 6 -- Income Taxes

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                               1998          1999          2000
                                             -------       -------       -------
Current tax expense:
    Federal ..........................       $ 1,652       $ 5,027       $ 1,634
    State ............................           258           350           300
    Foreign ..........................           210           922           956
                                             -------       -------       -------
                                               2,120         6,299         2,890
Deferred income tax expense ..........         8,779         8,978         7,974
                                             -------       -------       -------
    Provision for income taxes .......       $10,899       $15,277       $10,864
                                             =======       =======       =======

         A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows (in thousands):


                                             1998          1999          2000
                                           --------      --------      --------
 Tax provision at statutory rate based
    on income before income taxes and
    extraordinary item ...............     $ 10,597      $ 14,853      $ 10,562

Foreign sales corporation ............         (313)         (543)         (725)

State taxes ..........................          165           257           180

Nondeductible intangible amortization           243           320           321

Other, net ...........................          207           390           526
                                           --------      --------      --------

                                           $ 10,899      $ 15,277      $ 10,864
                                           ========      ========      ========



         The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 1999 and 2000 are as follows (in thousands):

                                                           1999              2000
                                                          -------          -------
Assets:

        Receivables...................................   $    135         $    138
        Inventory ....................................        330            1,115
        Deferred compensation.........................        597              761
        Employee benefits.............................        794              221
        Deferred rent.................................        243              570
        Other.........................................      1,690            1,011
        Net operating losses of acquired subsidiary...      4,258            3,834
        Valuation allowance for deferred tax assets...     (4,258)          (3,834)
                                                          -------          -------

                                                            3,789            3,816
                                                          -------          -------

Liabilities:

        Goodwill and intangible assets................      4,051           11,559
        Depreciation..................................      1,500            2,650
        Other.........................................        115                -
                                                          -------          -------

                                                            5,666           14,209
                                                          -------          -------


Net liability     ....................................    $(1,877)        $(10,393)
                                                          =======         ========

         Net operating losses related to a 1995 acquisition are subject to certain limitations and expire over the period 2008 to 2010. Management has established a valuation allowance of $3,834,000 to reflect the uncertainty of realizing the benefit of certain of these carryforwards.

Note 7 -- Shareholders' Equity

         The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 2000, no preferred stock had been issued.

         In connection with the 1997 acquisition of Linvatec Corporation, the Company issued to Bristol-Myers Squibb Company a ten-year warrant to purchase
1.0 million shares of the Company's common stock at a price of $34.23 per share.

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

         The following is a summary of incentive stock option activity under the Plans (in thousands, except per share amounts):

                                                                         Weighted-
                                                        Number             Average
                                                         of               Exercise
                                                        Shares              Price
                                                        ------              -----
Outstanding at December 1997 ................            1,205            $   15.39
        Granted during 1998 .................              509                23.64
        Forfeited ...........................              (93)               24.44
        Exercised ...........................             (121)                8.99
                                                        ------            ---------

Outstanding at December 1998 ................            1,500                17.90
        Granted during 1999 .................              401                29.62
        Forfeited ...........................               (9)               22.91
        Exercised ...........................             (121)               13.32
                                                        ------            ---------

Outstanding at December 1999 ................            1,771                20.94
        Granted during 2000 .................              456                21.07
        Forfeited ...........................             (139)               25.80
        Exercised ...........................              (48)                9.35
                                                        ------            ---------

Outstanding at December 2000 ................            2,040            $   20.86
                                                        ======            =========

Exercisable:
        December 1998 .......................              856            $   14.24
        December 1999 .......................              945                16.33
        December 2000 .......................            1,116                18.46



                                                                                                 Stock
                                                                               Weighted         Options       Weighted
                             Stock Options             Weighted                 Average        Exercisable      Average
       Range of              Outstanding at       Average Remaining            Exercise        at December     Exercise
   Exercise Prices            December 2000          Life (Years)               Price              2000          Price
   ---------------            -------------          ------------               -----              ----          -----
    Less than $10.00              85,000                  1.2                  $ 5.07             85,000         $ 5.07
    $10 to $15                   546,000                  4.6                   11.67            388,000          10.83
    $15 to $20                   146,000                  6.5                   18.13            104,000          18.61
    $20 to $25                   408,000                  8.0                   23.19            157,000          22.47
    $25 to $35                   855,000                  7.5                   27.65            382,000          27.48


         SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. The Company has elected to continue to account for its stock-based compensation plans under the provisions of APB No. 25. No compensation expense has been recognized in the accompanying financial statements relative to the Company's stock option plans.

         Pro forma information regarding net income and net income per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 1998, 1999 and 2000 was $11.57, $13.28 and $12.82, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for options granted in 1998, 1999 and 2000, respectively: Risk-free interest rates of 5.41%, 6.46% and 5.06%; volatility factors of the expected market price of the Company's common stock of 48.72%, 39.23% and 68.01%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                               1998             1999              2000
                                              -------           -------          -------
    Net income-- as reported............      $17,808           $27,159          $19,314
    Net income-- pro forma..............       15,420            24,678           16,167

    EPS-- as reported:
        Basic     ......................         1.18              1.78             1.26
        Diluted   ......................         1.16              1.76             1.24

    EPS-- pro forma:
        Basic     ......................         1.02              1.62             1.06
        Diluted   ......................         1.01              1.60             1.04

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

         The following is net sales information for geographic areas (in thousands):

                                             1998             1999              2000
                                          ---------         ---------        ---------
            United States..........       $ 266,668         $ 281,439        $ 284,837
            All other countries....          69,774            91,178          107,393
                                          ---------         ---------        ---------

            Total .................       $ 336,442         $ 372,617        $ 392,230
                                          =========        =========        =========


         There were no significant investments in long-lived assets located outside the United States at December 1999 and 2000.

Note 9 -- Pension Plans

         The Company maintains defined benefit plans covering substantially all employees. The Company makes annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

         Net pension cost for 1998, 1999 and 2000 included the following components (in thousands):

                                                   1998          1999         2000
                                                  -------      -------      -------

Service cost-- benefits earned during
    the period ..............................     $ 2,324      $ 2,592      $ 2,658
Interest cost on projected benefit obligation       1,143        1,349        1,608
Expected return on plan assets ..............      (1,046)      (1,090)      (1,121)
Net amortization and deferral ...............          27           41           21
                                                  -------      -------      -------
Net pension cost ............................     $ 2,448      $ 2,892      $ 3,166
                                                  =======      =======      =======

         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 1999 and 2000 (in thousands):

                                                        1999          2000
                                                      --------      --------
Change in benefit obligation
Projected benefit obligation at beginning of year     $ 19,536      $ 19,737
Service cost ....................................        2,592         2,658
Interest cost ...................................        1,349         1,608
Actuarial loss (gain) ...........................         (228)        2,834
Benefits paid ...................................       (3,512)       (3,888)
                                                      --------      --------
Projected benefit obligation at end of year .....     $ 19,737      $ 22,949
                                                      --------      --------

                             F-17

                                                        1999          2000
                                                      --------      --------
Change in plan assets
Fair value of plan assets at beginning of year ..     $ 13,501      $ 12,759
Actual return on plan assets ....................        1,507           312
Employer contribution ...........................        1,263         3,894
Benefits paid ...................................       (3,512)       (3,888)
                                                      --------      --------
Fair value of plan assets at end of year ........     $ 12,759      $ 13,077
                                                      --------      --------
Change in funded status

Funded status ...................................     $  6,978      $  9,872
Unrecognized net actuarial loss .................         (200)       (3,837)
Unrecognized transition liability ...............          (64)          (60)
Unrecognized prior service cost .................         (162)         (151)
                                                      --------      --------
Accrued pension cost ............................     $  6,552      $  5,824
                                                      ========      ========


         For 1998, 1999 and 2000 actuarial calculation purposes, the weighted average discount rate was 7.0%, 7.0% and 7.5%, respectively, the expected long term rate of return was 8.0% and the rate of increase in future compensation levels was 4.5%.

Note 10 -- Legal Matters

         From time to time, the Company has been named as a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Certain of these claims are covered by various insurance policies, subject to deductible amounts and maximum policy limits. Ultimate liability with respect to these contingencies, if any, is not considered to be material to the consolidated financial statements of the Company.

Note 11 -- Unusual Items

         During the fourth quarter of 1999, the Company recognized a benefit amounting to $1,256,000 related to a previously recorded litigation accrual which was settled on favorable terms and is included in selling and administrative expense.

         During the second quarter of 2000, the Company announced it would replace its arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, the Company incurred a severance charge of $1,509,000 which is included in selling and administrative expense.

Note 12 -- Selected Quarterly Financial Data  ( Unaudited)

         Selected quarterly financial data for 1999 and 2000 are as follows (in thousands, except per share amounts):

                                                 Three Months Ended
                                                 ------------------
                                   March         June     September     December
                                   -----         ----     ---------     --------
1999
Net sales ..................      $90,869      $90,483      $91,712      $99,553
Gross profit ...............       47,327       47,658       46,676       52,476
Net income .................        6,323        6,690        5,613        8,533
Earnings per share:
    Basic ..................         0.42         0.44         0.37         0.56
    Diluted ................         0.41         0.43         0.36         0.55

                                                Three Months Ended
                                                ------------------
                                  March         June     September     December
                                  -----         ----     ---------     --------
2000
Net sales...................     $101,913     $96,986      $91,922      $101,409
Gross profit................       53,252      49,659       47,786        53,310
Net income..................        7,409       3,516        2,729         5,660
Earnings per share:
    Basic         ..........         0.48        0.23         0.18          0.37
    Diluted       ..........         0.48        0.23         0.18          0.37


         As discussed in Note 2, the Company increased the acquired value of inventory in connection with the Powered Instrument acquisition which resulted in a non-recurring adjustment to increase cost of sales during the quarter ended September 1999 by $1,600,000. As discussed in Note 11, the Company recorded a nonrecurring benefit of $1,256,000 in the fourth quarter of 1999 and a nonrecurring charge of $1,509,000 in the second quarter of 2000.

Note 13 - Guarantor Financial Statements

                  The credit facility and the Notes are guaranteed (the "Subsidiary Guarantees")by the Company's subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee the Company's obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by the Company. The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and for the Company as of December 1999 and 2000 and for the years ended December 1998, 1999 and 2000.

                                        CONMED CORPORATION
                                   CONSOLIDATING BALANCE SHEET
                                          December 1999
                                          (in thousands)

                                             Parent
                                            Company     Subsidiary                      Company
                                             Only      Guarantors      Eliminations       Total
                                          ---------      ---------      ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents .......     $     598      $   3,149      $      --      $   3,747
    Accounts receivable, net ........        35,146         41,267             --         76,413
    Inventories .....................        19,704         69,977             --         89,681
    Deferred income taxes ...........         1,453             --             --          1,453
    Prepaid expenses and other
        current assets ..............         1,955          3,468             --          5,423
                                          ---------      ---------      ---------      ---------
          Total current assets ......        58,856        117,861             --        176,717
                                          ---------      ---------      ---------      ---------
Property, plant and equipment, net ..        30,797         27,037             --         57,834
Goodwill, net .......................        58,869        164,305             --        223,174
Other intangible assets, net ........         8,622        192,836             --        201,458
Other assets ........................       340,064         39,759       (376,845)         2,978
                                          ---------      ---------      ---------      ---------
    Total assets ....................     $ 497,208      $ 541,798      $(376,845)     $ 662,161
                                          =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt     $  32,875      $      --      $      --      $  32,875
    Accounts payable ................         2,996         13,522             --         16,518
    Accrued compensation ............         2,491          7,167             --          9,658
    Income taxes payable ............           226             --             --            226
    Accrued interest ................         4,588             --             --          4,588
    Other current liabilities .......         1,918          1,408             --          3,326
                                          ---------      ---------      ---------      ---------
        Total current liabilities ...        45,094         22,097             --         67,191
                                          ---------      ---------      ---------      ---------

Long-term debt ......................       361,794             --             --        361,794
Deferred income taxes ...............         3,330             --             --          3,330
Other long-term liabilities .........         1,705        393,724       (376,844)        18,585
                                          ---------      ---------      ---------      ---------
    Total liabilities ...............       411,923        415,821       (376,844)       450,900
                                          ---------      ---------      ---------      ---------

Shareholders' equity:
    Preferred stock .................            --             --             --             --
    Common stock ....................           153              1             (1)           153
    Paid-in capital .................       127,394             --             --        127,394
    Retained earnings ...............       (41,843)       126,363             --         84,520
    Accumulated other comprehensive
        loss ........................            --           (387)            --           (387)
    Less common stock in
      treasury, at cost .............          (419)            --             --           (419)
                                          ---------      ---------      ---------      ---------
        Total shareholders' equity ..        85,285        125,977             (1)       211,261
                                          ---------      ---------      ---------      ---------
          Total liabilities and

          shareholders' equity ......     $ 497,208      $ 541,798      $(376,845)     $ 662,161
                                          =========      =========      =========      =========

                                        CONMED CORPORATION
                                   CONSOLIDATING BALANCE SHEET
                                          December 2000
                                          (in thousands)

                                             Parent
                                            Company     Subsidiary                      Company
                                             Only      Guarantors      Eliminations       Total
                                          ---------      ---------      ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents .......     $      --      $   3,470      $      --      $   3,470
    Accounts receivable, net ........        35,218         43,408             --         78,626
    Inventories .....................        20,174         84,438             --        104,612
    Deferred income taxes ...........         1,761             --             --          1,761
    Prepaid expenses and other
        current assets ..............           598          2,964             --          3,562
                                          ---------      ---------      ---------      ---------
          Total current assets ......        57,751        134,280             --        192,031
                                          ---------      ---------      ---------      ---------
Property, plant and equipment, net ..        38,275         24,175             --         62,450
Goodwill, net .......................        61,651        164,150             --        225,801
Other intangible assets, net ........         7,498        187,510             --        195,008
Other assets ........................       334,677          5,217       (335,613)         4,281
                                          ---------      ---------      ---------      ---------
    Total assets ....................     $ 499,852      $ 515,332      $(335,613)     $ 679,571
                                          =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt     $  36,068      $      --      $      --      $  36,068
    Accounts payable ................         4,398         15,952             --         20,350
    Accrued compensation ............         2,147          7,766             --          9,913
    Income taxes payable ............         1,338            641             --          1,979
    Accrued interest ................         5,130             --             --          5,130
    Other current liabilities .......         1,890          2,946             --          4,836
                                          ---------      ---------      ---------      ---------
        Total current liabilities ...        50,971         27,305             --         78,276
                                          ---------      ---------      ---------      ---------

Long-term debt ......................       342,680             --             --        342,680
Deferred income taxes ...............        12,154             --             --         12,154
Other long-term liabilities .........         2,175        349,295       (335,612)        15,858
                                          ---------      ---------      ---------      ---------
    Total liabilities ...............       407,980        376,600       (335,612)       448,968
                                          ---------      ---------      ---------      ---------

Shareholders' equity:
    Preferred stock .................            --             --             --             --
    Common stock ....................           153              1             (1)           153
    Paid-in capital .................       128,062             --             --        128,062
    Retained earnings ...............       (35,924)       139,758             --        103,834
    Accumulated other comprehensive
        loss ........................            --         (1,027)            --         (1,027)
    Less common stock in
     treasury, at cost ..............          (419)            --             --           (419)
                                          ---------      ---------      ---------      ---------
        Total shareholders' equity ..        91,872        138,732             (1)       230,603
                                          ---------      ---------      ---------      ---------
          Total liabilities and

          shareholders' equity ......     $ 499,852      $ 515,332      $(335,613)     $ 679,571
                                          =========      =========      =========      =========

                                      F-21

                               CONMED CORPORATION
                        CONSOLIDATING STATEMENT OF INCOME
                            Year Ended December 1998
                                 (in thousands)


                                             Parent
                                            Company     Subsidiary      Company
                                             Only       Guarantors        Total
                                          ---------      ---------      ---------
Net sales .............................   $  96,951      $ 239,491      $ 336,442
                                          ---------      ---------      ---------

Cost of sales .........................      54,296        115,303        169,599

Selling and administrative expense ....      33,367        60,280         93,647

Research and development expense ......       1,802        10,227         12,029
                                          ---------      ---------      ---------


                                             89,465        185,810        275,275
                                          ---------      ---------      ---------

Income from operations ................       7,486        53,681         61,167

Interest expense, net .................          --        30,891         30,891
                                          ---------      ---------      ---------

Income before income taxes and
  extraordinary item ..................       7,486        22,790         30,276

Provision for income taxes ............       2,695         8,204         10,899
                                          ---------      ---------      ---------

Income before extraordinary item ......       4,791        14,586         19,377

Extraordinary item, net of income taxes          --        (1,569)        (1,569)
                                          ---------      ---------      ---------

Net income ............................   $   4,791     $  13,017      $  17,808
                                          =========      =========      =========

                                      F-22

                               CONMED CORPORATION
                        CONSOLIDATING STATEMENT OF INCOME
                            Year Ended December 1999
                                 (in thousands)



                                               Parent
                                              Company     Subsidiary     Company
                                                Only       Guarantors     Total
                                             ---------     ---------    ---------

Net sales ...............................     $ 82,309     $290,308     $372,617
                                              --------     --------     --------

Cost of sales ...........................       47,178      131,302      178,480

Selling and administrative expense ......       25,035       82,198      107,233

Research and development expense ........        1,626       10,482       12,108
                                              --------     --------     --------


                                                73,839      223,982      297,821
                                              --------     --------     --------

Income from operations ..................        8,470       66,326       74,796

Interest expense, net ...................           --       32,360       32,360
                                              --------     --------     --------

Income before income taxes ..............        8,470       33,966       42,436

Provision for income taxes ..............        3,049       12,228       15,277
                                              --------     --------     --------

Net income ..............................     $  5,421     $ 21,738     $ 27,159
                                              ========     ========     ========

                               CONMED CORPORATION

                        CONSOLIDATING STATEMENT OF INCOME

                            Year Ended December 2000

                                                      (in thousands)


                                               Parent
                                              Company     Subsidiary    Company
                                                Only      Guarantors     Total
                                              ---------   ---------    ---------
Net sales ...............................     $ 72,462     $319,768     $392,230
                                              --------     --------     --------

Cost of sales ...........................       42,461      145,762      188,223

Selling and administrative expense ......       18,845      105,828      124,673

Research and development expense ........        1,907       12,963       14,870
                                              --------     --------     --------


                                                63,213      264,553      327,766
                                              --------     --------     --------

Income from operations ..................        9,249       55,215       64,464

Interest expense, net ...................           --       34,286       34,286
                                              --------     --------     --------

Income before income taxes ..............        9,249       20,929       30,178

Provision for income taxes ..............        3,330        7,534       10,864
                                              --------     --------     --------

Net income ..............................     $  5,919     $ 13,395     $ 19,314
                                              ========     ========     ========

                                      CONMED CORPORATION
                             CONSOLIDATING STATEMENT OF CASH FLOWS
                                   Year Ended December 1998
                                        (in thousands)


                                                        Parent
                                                       Company      Subsidiary      Company
                                                         Only       Guarantors        Total
                                                      ---------      ---------      ---------
Net cash flows from operating activities ........     $  10,639      $  10,288      $  20,927
                                                      ---------      ---------      ---------

Cash flows from investing:
    Payments related to business acquisitions ...        (1,700)       (30,209)       (31,909)
    Purchases of property, plant and
        equipment ...............................        (9,702)        (3,222)       (12,924)
                                                      ---------      ---------      ---------
            Net cash used by investing activities       (11,402)       (33,431)       (44,833)
                                                      ---------      ---------      ---------

Cash flows from financing:
    Distributions to subsidiaries ...............       (25,856)        25,856             --
    Proceeds of long-term debt ..................       130,000             --        130,000
    Borrowings under revolving credit facility ..        23,000             --         23,000
    Proceeds from issuance of common stock ......         1,088             --          1,088
    Payments related to issuance
        Of long-term debt .......................        (4,635)            --         (4,635)
    Payments on long-term debt ..................      (133,128)            --       (133,128)
                                                      ---------      ---------      ---------
            Net cash provided (used)by financing
                  activities ....................        (9,531)        25,856         16,325
                                                      ---------      ---------      ---------

Effect of exchange rate changes on cash
  and cash equivalents ..........................            --             35             35
                                                      ---------      ---------      ---------

Net increase (decrease) in cash and
 cash equivalents ...............................       (10,294)         2,748         (7,546)

Cash and cash equivalents at beginning of year ..        13,452             --         13,452
                                                      ---------      ---------      ---------

Cash and cash equivalents at end of year ........     $   3,158      $   2,748      $   5,906
                                                      =========      =========      =========


                                      F-25

                                    CONMED CORPORATION

                           CONSOLIDATING STATMENT OF CASH FLOWS

                                 Year Ended December 1999
                                      (in thousands)

                                                        Parent
                                                       Company      Subsidiary      Company
                                                         Only       Guarantors        Total
                                                      ---------      ---------      ---------
Net cash flows from operating activities ........     $ 11,784      $ 25,657      $ 37,441
                                                      --------      --------      --------

Cash flows from investing activities:
    Payments related to business acquisitions ...           --       (40,585)      (40,585)
    Purchases of property, plant and
        equipment ...............................       (4,801)       (4,551)       (9,352)
                                                      --------      --------      --------
            Net cash used by investing activities       (4,801)      (45,136)      (49,937)
                                                      --------      --------      --------

Cash flows from financing:
    Proceeds of long-term debt ..................       40,900            --        40,900
    Distributions to subsidiaries ...............      (21,885)       21,885            --
    Repayments under
      revolving credit facility .................       (8,000)           --        (8,000)
    Proceeds from issuance of common stock ......        1,612            --         1,612
    Payments related to issuance
      of long-term debt .........................         (661)           --          (661)
    Payments on long-term debt ..................      (23,103)           --       (23,103)
                                                      --------      --------      --------
            Net cash provided (used)by financing
                  activities ....................      (11,137)       21,885        10,748
                                                      --------      --------      --------

Effect of exchange rate changes on cash
  And cash equivalents ..........................           --          (411)         (411)
                                                      --------      --------      --------

Net increase (decrease) in cash and
 cash equivalents ...............................       (4,154)        1,995        (2,159)

Cash and cash equivalents at beginning of year ..        4,752         1,154         5,906
                                                      --------      --------      --------

Cash and cash equivalents at end of year ........     $    598      $  3,149      $  3,747
                                                      ========      ========      ========


                                      F-26

                                     CONMED CORPORATION
                           CONSOLIDATING STATEMENT OF CASH FLOWS
                                  Year Ended December 2000
                                       (in thousands)

                                                        Parent
                                                       Company      Subsidiary      Company
                                                         Only       Guarantors        Total
                                                      ---------      ---------      ---------
Net cash flows from operating activities ........      $ 18,238      $ 17,712      $ 35,950
                                                       --------      --------      --------

Cash flows from investing activities:
    Payments related to business acquisitions ...       (6,042)           --        (6,042)
    Purchases of property, plant and
        equipment ...............................      (10,940)       (3,110)      (14,050)
                                                      --------      --------      --------
            Net cash used by investing activities      (16,982)       (3,110)      (20,092)
                                                      --------      --------      --------

Cash flows from financing:
    Distributions from subsidiaries .............       13,618       (13,618)           --
    Borrowings under revolving credit facility ..       17,000            --        17,000
    Proceeds from issuance of common stock ......          449            --           449
    Payments on long-term debt ..................      (32,921)           --       (32,921)
                                                      --------      --------      --------
            Net cash provided (used)by financing
                  activities ....................       (1,854)      (13,618)      (15,472)
                                                      --------      --------      --------

Effect of exchange rate changes on cash
  And cash equivalents ..........................           --          (663)         (663)
                                                      --------      --------      --------

Net increase (decrease) in cash and
 cash equivalents ...............................         (598)          321          (277)

Cash and cash equivalents at beginning of year ..          598         3,149         3,747
                                                      --------      --------      --------

Cash and cash equivalents at end of year ........     $      -      $  3,470      $  3,470
                                                      ========      ========      ========

                                      F-27

                                        SCHEDULE VIII--Valuation and Qualifying Accounts
                                                         (in thousands)

                                                                     Column C
                                                                     Additions
                                                            ---------------------------
                                           Column B             (1)              (2)
                                          Balance at        Charged to       Charged to                             Column E
                                          ----------        ----------       ----------                             --------
       Column A                           Beginning of      Costs and           Other            Column D       Balance at End
       Description                           Period          Expenses         Accounts           Deductions         of Period
       -----------                           ------          --------         --------           ----------         ---------
2000
----
    Allowance for bad debts.............    $ 1,434            $  246                             $   (201)           $ 1,479
    Inventory reserves..................    $ 7,175            $  520           $   100           $ (2,574)           $ 5,221
    Deferred tax asset
    Valuation allowance.................    $ 4,258                                               $   (424)           $ 3,834


1999
----
    Allowance for bad debts.............    $ 2,213            $  263                             $ (1,042)           $ 1,434
    Inventory reserves..................    $ 6,618            $  220           $ 1,500           $ (1,163)           $ 7,175
    Deferred tax asset
    Valuation allowance.................    $ 4,681                                               $   (423)           $ 4,258


1998
----
    Allowance for bad debts.............    $ 2,708            $  459                             $   (954)           $ 2,213
    Inventory reserves..................    $ 7,411            $  918           $   (61)          $ (1,650)           $ 6,618
    Deferred tax asset
    Valuation allowance.................    $ 5,105                                               $   (424)           $ 4,681


                                           F-28