Form 10-Q
period 2001-03-31
CONMED CORP
filed 2001-05-15
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001            Commission File Number 0-16093



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___


     The number of shares outstanding of registrant's common stock, as of May 3, 2001 is 15,430,275 shares.

                               CONMED CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                          PART I FINANCIAL INFORMATION



Item Number                                                          Page
                                                                     ----

   Item 1.  Financial Statements

            - Consolidated Condensed Statements
              of Income                                               1

            - Consolidated Condensed Balance Sheets                   2

            - Consolidated Condensed Statements
              of Cash Flows                                           3

            - Notes to Consolidated Condensed
              Financial Statements                                    4

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                            13


                            PART II OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                          17

           Signatures                                                18

Item 1.

                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     Three Months Ended March 2000 and 2001
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                2000                   2001
                                                                                ----                   ----
Net sales .....................................................               $102,811               $105,909
                                                                              --------               --------

Cost of sales .................................................                 48,661                 49,674

Selling and administrative expense ............................                 30,762                 34,829

Research and development expense ..............................                  3,406                  3,696
                                                                              --------               --------

                                                                                82,829                 88,199
                                                                              --------               --------


Income from operations ........................................                 19,982                 17,710

Interest expense, net .........................................                  8,405                  8,331
                                                                              --------               --------

Income before income taxes ....................................                 11,577                  9,379

Provision for income taxes ....................................                  4,168                  3,376
                                                                              --------               --------

Net income ....................................................               $  7,409               $  6,003
                                                                              ========               ========


Per share data:

Net income
    Basic .....................................................               $    .48               $    .39
    Diluted ...................................................                     48                    .39

Weighted average common shares
    Basic .....................................................                 15,286                 15,371
    Diluted ...................................................                 15,559                 15,538

            See notes to consolidated condensed financial statements

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                                                 (unaudited)
                                                                                                  December          March
                                                                                                    2000             2001
                                                                                                  --------         --------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................            $  3,470         $  4,104
  Accounts receivable, net............................................................              78,626           80,462
  Inventories.........................................................................             104,612          104,472
  Deferred income taxes...............................................................               1,761            1,761
  Prepaid expenses and other current assets...........................................               3,562            4,228
                                                                                                  --------         --------
    Total current assets..............................................................             192,031          195,027
                                                                                                  --------         --------
Property, plant and equipment, net....................................................              62,450           64,130
Goodwill, net.........................................................................             225,801          224,232
Other intangible assets, net..........................................................             195,008          193,334
Other assets      ....................................................................               4,281            4,368
                                                                                                  --------         --------
    Total assets......................................................................            $679,571         $681,091
                                                                                                  ========         ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................................            $ 36,068         $ 36,866
  Accounts payable....................................................................              20,350           22,464
  Accrued compensation................................................................               9,913           10,093
  Income taxes payable................................................................               1,979            5,015
  Accrued interest....................................................................               5,130            2,016
  Other current liabilities...........................................................               4,836            5,307
                                                                                                   -------         --------
    Total current liabilities.........................................................              78,276           81,761
                                                                                                   -------         --------

Long-term debt........................................................................             342,680          335,859
Deferred income taxes.................................................................              12,154           11,282
Other long-term liabilities...........................................................              15,858           17,715
                                                                                                   -------         --------
    Total liabilities.................................................................             448,968          446,617
                                                                                                   -------         --------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding.......................................                   -                -
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 15,352,186 and
      15,430,275 shares issued and outstanding in
      2000 and 2001, respectively.....................................................                 153              154
  Paid-in capital.....................................................................             128,062          128,542
  Retained earnings...................................................................             103,834          109,837
  Accumulated other comprehensive loss................................................              (1,027)          (3,640)
  Less 25,000 shares of common stock in treasury,
    at cost...........................................................................                (419)            (419)
                                                                                                  --------         --------
    Total shareholders' equity........................................................             230,603          234,474
                                                                                                  --------         --------
    Total liabilities and shareholders' equity........................................            $679,571         $681,091
                                                                                                  ========         ========

            See notes to consolidated condensed financial statements

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 2000 and 2001
                                 (in thousands)
                                   (unaudited)


                                                                                                    2000             2001
                                                                                                    ----             ----

Cash flows from operating activities:
  Net income..........................................................................             $ 7,409          $ 6,003
                                                                                                   -------          -------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation..................................................................               2,306            2,185
        Amortization..................................................................               4,798            5,381
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Accounts receivable.................................................              (2,959)          (1,837)
                  Inventories.........................................................              (2,213)          (1,168)
                  Prepaid expenses and
                    other current assets..............................................                  25             (677)
                  Accounts payable....................................................               3,479            2,114
                  Income taxes payable...................  ...........................               3,149            3,036
                  Accrued compensation................................................              (2,431)             180
                  Accrued interest....................................................              (1,443)          (3,114)
                  Other assets/liabilities, net.......................................                (699)            (987)
                                                                                                   -------          -------
                                                                                                     4,012            5,113
                                                                                                   -------          -------
        Net cash provided by operating activities.....................................              11,421           11,116
                                                                                                   -------          -------

Cash flows from investing activities:
  Purchases of property, plant, and equipment.........................................              (3,798)          (3,867)
                                                                                                   -------          -------
        Net cash used by investing activities.........................................              (3,798)          (3,867)
                                                                                                   -------          -------

Cash flows from financing activities:
  Borrowings under revolving credit facility..........................................               1,000            3,000
  Proceeds from issuance of common stock..............................................                 229              481
  Payments on long-term debt..........................................................              (8,230)          (9,023)
                                                                                                   -------          -------
        Net cash used by financing activities.........................................              (7,001)          (5,542)
                                                                                                   -------          -------

Effect of exchange rate changes
    on cash and cash equivalents......................................................                (141)          (1,073)
                                                                                                   -------          --------

Net increase in cash and cash equivalents.............................................                 481              634

Cash and cash equivalents at beginning of period......................................               3,747            3,470
                                                                                                   -------          -------

Cash and cash equivalents at end of period............................................             $ 4,228          $ 4,104
                                                                                                   =======          =======

            See notes to consolidated condensed financial statements

                               CONMED CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and operations

The consolidated condensed financial statements include the accounts of CONMED Corporation and its subsidiaries ("CONMED", the "Company", "we" or "us"). All intercompany accounts and transactions have been eliminated. CONMED Corporation is a medical technology company specializing in instruments and implants for arthroscopic sports medicine, and powered surgical instruments, for orthopaedic, ENT, neuro-surgery and other surgical specialties. We are also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used in all types of surgery, ECG electrodes for heart monitoring, and minimally invasive surgical devices. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals. Our business is organized, managed and internally reported as a single segment, since our product offerings have similar economic, operating and other related characteristics.

Note 2 - Interim financial information

The statements for the three months ended March 2000 and 2001 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated condensed financial statements for the year ending December 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 2001 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 2001. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 2000 included in our Annual Report to the Securities and Exchange Commission on Form 10-K. Certain prior year amounts have been reclassified to conform with the presentation used in 2001.

Note 3 - Other comprehensive income (loss)

Comprehensive income (loss) consists of the following:

                                                                                    Three months ended
                                                                                           March
                                                                                 2000                  2001
                                                                                 ----                  ----
Net income ...........................................................          $ 7,409              $ 6,003
                                                                                -------              -------
Other comprehensive income:
    Foreign currency translation adjustment ..........................             (163)              (1,063)
    Cash flow hedging (net of income taxes) ..........................               --               (1,550)
                                                                                -------              -------

    Comprehensive income .............................................          $ 7,246              $ 3,390
                                                                                =======              =======

Accumulated other comprehensive income (loss) consists of the following:

                                                                                            Accumulated
                                                                Cumulative      Cash           Other
                                                                Translation     Flow       Comprehensive
                                                                Adjustments    Hedges      Income (loss)
                                                                -----------    ------      -------------
Balance, December 2000..................................         $ (1,027)    $      -      $   (1,027)
                                                                 --------     ---------     ----------

    Foreign currency translation adjustments............           (1,063)           -          (1,063)
    Cash flow hedging (net of income taxes).............                -       (1,550)         (1,550)
                                                                 --------     ---------     -----------

Balance, March 2001.....................................         $ (2,090)    $ (1,550)     $   (3,640)
                                                                 ========     =========     ===========

Note 4 - Inventories

The components of inventory are as follows (in thousands):

                                                     December          March
                                                       2000             2001
                                                       ----             ----

Raw materials............................            $38,278          $38,877

Work-in-process..........................             12,612           12,058

Finished goods...........................             53,722           53,537
                                                     -------         --------

            Total .......................            $104,612        $104,472
                                                     ========        ========


Note 5 - Derivative financial instruments

We adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 requires that derivatives be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives are accounted for depending on whether the derivative qualifies for hedge accounting.

Upon adoption of SFAS No. 133, we recorded a net-of-tax cumulative-effect-type loss adjustment of $971,000 in accumulated other comprehensive income to recognize at fair value an interest rate swap which we have designated as a cash-flow hedge and which effectively converts $50,000,000 of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%.

Note 6 - Earnings per share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (ie., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                                                          Three months ended
                                                                               March
                                                                        2000             2001
                                                                        ----             ----
Shares used in the calculation of Basic EPS
    (weighted average shares outstanding)..........................    15,286           15,371

Effect of dilutive potential securities............................       273              167

Shares used in the calculation of Diluted EPS......................    15,559           15,538

The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 1,485,000 and 2,296,000 for the three months ended March 2000 and 2001, respectively.

Note 7 - Business acquisitions

On November 20, 2000 we agreed to purchase certain assets of the disposable minimally invasive surgical business of Imagyn Medical Technologies, Inc. (the "Imagyn acquisition") for a purchase price of $6,000,000. The acquisition was funded through borrowings under our revolving credit facility and is being accounted for using the purchase method. The results of operations of the acquired business are included in our consolidated results from the date of acquisition. Goodwill associated with the acquisition is being amortized on a straight-line basis over a 40-year period.

Note 8 - Guarantor financial statements

Our credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by our subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and for the Company as of December 2000 and March 2001 and for the three months ended March 2000 and 2001.

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                  December 2000
                                 (in thousands)

                                                               Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                               --------         --------         ---------         --------
ASSETS
Current assets:
    Cash and cash equivalents........................          $      -         $  3,470          $      -         $  3,470
    Accounts receivable, net.........................            35,218           43,408                 -           78,626
    Inventories......................................            20,174           84,438                 -          104,612
    Deferred income taxes............................             1,761                -                 -            1,761
    Prepaid expenses and other
        current assets...............................               598            2,964                 -            3,562
                                                               --------         --------          --------         --------
          Total current assets.......................            57,751          134,280                 -          192,031
                                                               --------         --------          --------         --------
Property, plant and equipment, net...................            38,275           24,175                 -           62,450
Goodwill, net........................................            61,651          164,150                 -          225,801
Other intangible assets, net.........................             7,498          187,510                 -          195,008
Other assets.........................................           473,408            5,217          (474,344)           4,281
                                                               --------         --------         ---------         --------
    Total assets.....................................          $638,583         $515,332         $(474,344)        $679,571
                                                               ========         ========         =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt................          $ 36,068         $      -         $       -         $ 36,068
    Accounts payable.................................             4,398           15,952                 -           20,350
    Accrued compensation.............................             2,147            7,766                 -            9,913
    Income taxes payable.............................             1,338              641                 -            1,979
    Accrued interest.................................             5,130                -                 -            5,130
    Other current liabilities........................             1,890            2,946                 -            4,836
                                                               --------          -------         ---------         --------
        Total current liabilities....................            50,971           27,305                 -           78,276
                                                               --------         --------         ---------         --------

Long-term debt.......................................           342,680                -                 -          342,680
Deferred income taxes................................            12,154                -                 -           12,154
Other long-term liabilities..........................             2,175          349,295          (335,612)          15,858
                                                               --------         --------        ----------         --------
    Total liabilities................................           407,980          376,600          (335,612)         448,968
                                                               --------         --------         ---------         --------

Shareholders' equity:
    Preferred stock..................................                 -                -                 -                -
    Common stock.....................................               153                1                (1)             153
    Paid-in capital..................................           128,062                -                 -          128,062
    Retained earnings................................           103,834          139,758          (139,758)         103,834
    Accumulated other comprehensive
        loss.........................................            (1,027)          (1,027)            1,027           (1,027)
    Less common stock in
     treasury, at cost...............................              (419)               -                 -             (419)
                                                               --------         --------         ---------         --------
        Total shareholders' equity...................           230,603          138,732          (138,732)         230,603
                                                               --------         --------         ---------         --------
          Total liabilities and
          shareholders' equity.......................          $638,583         $515,332         $(474,344)        $679,571
                                                               ========         ========         =========         ========

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                   March 2001
                                 (in thousands)
                                   (unaudited)

                                                               Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                               --------         --------       ------------        --------
ASSETS
Current assets:
    Cash and cash equivalents........................          $      -         $  4,104          $      -         $  4,104
    Accounts receivable, net.........................            32,763           47,699                 -           80,462
    Inventories......................................            20,456           84,016                 -          104,472
    Deferred income taxes............................             1,761                -                 -            1,761
    Prepaid expenses and other
        current assets...............................               761            3,467                 -            4,228
                                                               --------         --------          --------         --------
          Total current assets.......................            55,741          139,286                 -          195,027
                                                               --------         --------          --------         --------
Property, plant and equipment, net...................            40,781           23,349                 -           64,130
Goodwill, net........................................            61,194          163,038                 -          224,232
Other intangible assets, net.........................             7,500          185,834                 -          193,334
Other assets.........................................           474,822           40,400          (510,854)           4,368
                                                               --------         --------         ---------         --------
    Total assets.....................................          $640,038         $551,907         $(510,854)        $681,091
                                                               ========         ========         =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt................          $ 36,866         $      -         $       -         $ 36,866
    Accounts payable.................................             5,798           16,666                 -           22,464
    Accrued compensation.............................             2,242            7,851                 -           10,093
    Income taxes payable.............................             4,414              601                 -            5,015
    Accrued interest.................................             2,016                -                 -            2,016
    Other current liabilities........................             2,361            2,946                 -            5,307
                                                               --------          -------         ---------         --------
        Total current liabilities....................            53,697           28,064                 -           81,761
                                                               --------         --------         ---------         --------

Long-term debt.......................................           335,859                -                 -          335,859
Deferred income taxes................................            11,282                -                 -           11,282
Other long-term liabilities..........................             4,726          381,135          (368,146)          17,715
                                                               --------         --------        ----------         --------
    Total liabilities................................           405,564          409,199          (368,146)         446,617
                                                               --------         --------         ---------         --------

Shareholders' equity:
    Preferred stock..................................                 -                -                 -                -
    Common stock.....................................               154                1                (1)             154
    Paid-in capital..................................           128,542                -                 -          128,542
    Retained earnings................................           109,837          144,797          (144,797)         109,837
    Accumulated other comprehensive
        loss.........................................            (3,640)          (2,090)            2,090           (3,640)
    Less common stock in
     treasury, at cost...............................              (419)               -                 -             (419)
                                                               --------         --------         ---------         --------
        Total shareholders' equity...................           234,474          142,708          (142,708)         234,474
                                                               --------         --------         ---------         --------
          Total liabilities and
          shareholders' equity.......................          $640,038         $551,907         $(510,854)        $681,091
                                                               ========         ========         =========         ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          Three Months Ended March 2000
                                 (in thousands)
                                   (unaudited)


                                                               Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                              --------         --------       ------------        --------
Net sales............................................          $ 20,620         $ 82,191          $      -         $102,811
                                                               --------         --------          --------         --------

Cost of sales........................................            11,053           37,608                 -           48,661

Selling and administrative expense...................             5,245           25,517                 -           30,762

Research and development expense.....................               487            2,919                 -            3,406
                                                               --------         --------          --------         --------

                                                                 16,785           66,044                 -           82,829
                                                               --------         --------          --------         --------

Income from operations...............................             3,835           16,147                 -           19,982

Interest expense, net................................                 -            8,405                 -            8,405
                                                               --------         --------          --------         --------

Income before income taxes...........................             3,835            7,742                 -           11,577

Provision for income taxes...........................             1,381            2,787                 -            4,168
                                                               --------         --------          --------         --------

Income before equity in earnings
  of unconsolidated subsidiaries.....................             2,454            4,955                 -            7,409

Equity in earnings of unconsolidated
  subsidiaries.......................................             4,955                -            (4,955)               -
                                                               --------         --------          --------         --------

Net income...........................................          $  7,409         $  4,955          $ (4,955)        $  7,409
                                                               ========         ========          ========         ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          Three Months Ended March 2001
                                 (in thousands)
                                   (unaudited)


                                                               Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                               --------         --------       ------------        --------
Net sales............................................          $ 20,470         $ 85,439          $      -         $105,909
                                                               --------         --------          --------         --------

Cost of sales........................................            12,483           37,191                 -           49,674

Selling and administrative expense...................             6,098           28,731                 -           34,829

Research and development expense.....................               382            3,314                 -            3,696
                                                               --------         --------          --------         --------

                                                                 18,963           69,236                 -           88,199
                                                               --------         --------          --------         --------

Income from operations...............................             1,507           16,203                 -           17,710

Interest expense, net................................                 -            8,331                 -            8,331
                                                               --------         --------          --------         --------

Income before income taxes...........................             1,507            7,872                 -            9,379

Provision for income taxes...........................               543            2,833                 -            3,376
                                                               --------         --------          --------         --------

Income before equity in earnings
  of unconsolidated subsidiaries.....................               964            5,039                 -            6,003

Equity in earnings of unconsolidated
  subsidiaries.......................................             5,039                -            (5,039)               -
                                                               --------         --------          --------         --------

Net income...........................................          $  6,003         $  5,039          $ (5,039)        $  6,003
                                                               ========         ========          ========         ========

                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          Three Months Ended March 2000
                                 (in thousands)
                                   (unaudited)

                                                               Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                               --------         --------       ------------        --------
Net cash flows from operating
  activities..........................................          $ 3,801          $ 7,620           $     -         $ 11,421
                                                                -------          -------           -------         --------


Cash flows from investing activities:
  Distributions from subsidiaries....................             5,247                -            (5,247)               -
  Purchases of property, plant and
        equipment....................................            (2,428)          (1,370)                -           (3,798)
                                                                -------          -------           -------         --------
          Net cash provided (used)
            by investing activities..................             2,819           (1,370)           (5,247)         ( 3,798)
                                                                -------          -------           -------         --------

Cash flows from financing:
    Distributions to parent..........................                 -           (5,247)            5,247                -
    Borrowings under revolving
        credit facility..............................             1,000                -                 -            1,000
    Proceeds from issuance of
        common stock.................................               229                -                 -              229
    Payments on long-term debt.......................            (8,230)               -                 -            (8,230)
                                                                -------          -------           -------         ---------
          Net cash provided (used) by
           financing activities......................            (7,001)          (5,247)            5,247           (7,001)
                                                                -------          -------           -------         --------

Effect of exchange rate changes on cash
  and cash equivalents...............................                 -             (141)                -             (141)
                                                                -------          -------           -------         --------

Net increase (decrease) in cash and
 cash equivalents....................................              (381)             862                 -              481

Cash and cash equivalents at
 beginning of period.................................               598            3,149                 -            3,747
                                                                -------          -------           -------         --------

Cash and cash equivalents at
 end of period.......................................           $   217          $ 4,011           $     -         $  4,228
                                                                =======          =======           =======         ========

                               CONMED CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Three Months Ended March 2001
                                 (in thousands)
                                   (unaudited)

                                                               Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                               --------         --------       ------------        --------
Net cash flows from operating
 activities..........................................           $ 3,120          $ 7,996           $     -         $ 11,116
                                                                -------          -------           -------         --------

Cash flows from investing activities:
  Distributions from subsidiaries....................             5,661                -            (5,661)               -
  Purchases of property, plant and
        equipment....................................            (3,239)            (628)                -           (3,867)
                                                                -------          -------           -------         --------
          Net cash provided (used)
             by investing activities.................             2,422             (628)           (5,661)          (3,867)
                                                                -------          -------           -------         --------

Cash flows from financing:
    Distributions to parent..........................                 -           (5,661)            5,661                -
    Borrowings under revolving
        credit facility..............................             3,000                -                 -            3,000
    Proceeds from issuance of
        common stock.................................               481                -                 -              481
    Payments on long-term debt.......................            (9,023)               -                 -           (9,023)
                                                                -------          -------           -------         --------
          Net cash provided (used)by
           financing activities......................            (5,542)          (5,661)            5,661           (5,542)
                                                                -------          -------           -------         --------

Effect of exchange rate changes on cash
  and cash equivalents...............................                 -           (1,073)                -           (1,073)
                                                                -------          -------           -------         --------

Net increase (decrease) in cash and
 cash equivalents....................................                 -              634                 -              634

Cash and cash equivalents at
 beginning of period.................................                 -            3,470                 -            3,470
                                                                -------         --------           -------         --------

Cash and cash equivalents at
 end of period.......................................           $     -         $  4,104           $     -         $  4,104
                                                                =======         ========           =======         ========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information that is based on the beliefs of management, as well as assumptions made by and information currently available to management.

When used in this Form 10-Q, the words "estimate", "project", "believe", "anticipate", "intend", "expect", and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those discussed in our Annual Report on Form 10-K for the year ended December 2000, that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the introduction of new products; the integration of any acquisition; changes in business strategy; the possibility that United States or foreign regulatory and/or administrative agencies might initiate enforcement actions against us or our distributors; our indebtedness; quality of our management and business abilities and the judgment of our personnel; the availability, terms and deployment of capital; the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation and changes in regulatory requirements.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Three months ended March 2001 compared to three months ended March 2000

Sales for the quarter ended March 2001 were $105.9 million, an increase of 3.0% compared to sales of $102.8 million in the same quarter a year ago.

Sales in our orthopaedic businesses grew 2.8% to $70.8 million from $68.8 million in the comparable quarter last year. Arthroscopy sales, which represent approximately 56.8% of total orthopaedic revenues, grew 2.0% to $40.2 million from $39.4 million in the same period a year ago. Powered surgical instrument sales, which represent approximately 43.2% of orthopaedic revenues, grew 4.0% to $30.6 million from $29.4 million in the same quarter last year. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth in the first quarter of 2001 would have been approximately 4.8% compared with the first quarter of 2000.

Patient care sales for the three months ended March 2001 were $17.6 million, a 6.0% decline from $18.7 million in the same period a year ago, reflecting expected declines in sales of our surgical suction product lines as a result of increased competition and pricing pressures.

Electrosurgery sales for the three months ended March 2001 were $15.0 million, an increase of 7.5% from $13.9 million in the first quarter of last year, reflecting improved generator and disposable product sales.

Sales of minimally invasive surgery (MIS) products increased 90.2% to $2.5 million in the three months ended March 2001 from $1.3 million in the same period a year ago. Approximately 77.1% of the total increase in MIS sales is a result of our November 2000 Imagyn acquisition (Note 7 to the condensed consolidated financial statements), while 13.1% is a result of internal growth.

Cost of sales increased to $49,674,000 in the current quarter as compared to $48,661,000 in the same quarter a year ago as a result of the increased sales volumes described above. Gross margin percentage improved to 53.1% in the first quarter of 2001 compared to 52.7% in the first quarter of 2000, primarily as a result of increased sales volumes in our orthopaedic product lines which carry higher gross margins than certain of our other product lines.

Selling and administrative expenses increased to $34,829,000 in the first quarter of 2001 as compared to $30,762,000 in the first quarter of 2000. As a percentage of sales, selling and administrative expenses totaled 32.9% in the first quarter of 2001 compared to 29.9% in the first quarter of 2000. In the second quarter of 2000, we announced a plan to replace our arthroscopy direct sales force with non-stocking exclusive sales agent groups in certain geographic regions of the United States. This plan resulted in greater sales force coverage in the affected geographic regions. The increase in selling and administrative expense is a result of higher commission and other costs associated with the change to exclusive sales agent groups as well as increased spending on sales and marketing programs.

Research and development expense increased to $3,696,000 in the first quarter of 2001 as compared to $3,406,000 in the first quarter of 2000. As a percentage of sales, research and development expense increased to 3.5% in the current quarter compared to 3.3% in the same quarter a year ago. This increase represents expanded research and development efforts primarily focused on new product development in the orthopaedic product lines.

Interest expense in the first quarter of 2001 was $8,331,000 compared to $8,405,000 in the first quarter of 2000. The decrease in interest expense is a result of lower total borrowings during the current quarter as compared to the same period a year ago, as total current and long-term debt outstanding decreased from approximately $387,439,000 at March 2000 to $372,725,000 at March 2001. Partially offsetting the lower interest expense resulting from lower borrowings has been an increase in the weighted average interest rates on our term loans and revolving credit facility in the first quarter of 2001 as compared to the first quarter of 2000 (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Liquidity and Capital Resources

Our net working capital position decreased slightly to $113,266,000 at March 2001 compared to $113,755,000 at December 2000. Net cash provided by operations was $11,116,000 for the first three months of 2001 compared to $11,421,000 for the same period a year ago. Operating cash flow in the first quarter of 2001 was positively impacted by depreciation, amortization and increases in accounts payable and income taxes payable. Operating cash flow in the first quarter of 2001 was negatively impacted by increases in accounts receivable and inventory and decreases in accrued interest. The increases in accounts receivable and inventory are primarily related to higher sales levels in the current quarter. The increases in accounts payable and income taxes payable and decreases in accrued interest are primarily related to the timing of the payment of these liabilities.

Net cash used by investing  activities for the three months ended March 2001 and
2000  consisted  of  $3,798,000  and   $3,867,000,   respectively,   in  capital
expenditures.

Financing activities during the three months ended March 2001 consisted primarily of scheduled payments of $9,023,000 on our term loans and $3,000,000 in borrowings on our revolving credit facility. Financing activities during the three months ended March 2000 consisted primarily of scheduled payments of $8,230,000 on our term loans and $1,000,000 in borrowings on our revolving credit facility.

Our term loans under our credit facility at March 2001 aggregate $191,911,000. Our term loans are repayable quarterly over remaining terms of approximately five years.

Our credit facility also includes a $100,000,000 revolving credit facility which expires December 2002, of which $50,000,000 was available at March 2001. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on our operating results. The weighted average interest rates at March 2001 under the term loans and the revolving credit facility were 7.94% and 8.14%, respectively. Additionally, we are obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

We use interest rate swaps, a form of derivative financial instrument, to manage interest rate risk. As discussed in Note 5 to the condensed consolidated financial statements, we have designated as a cash-flow hedge, an interest rate swap which effectively converts $50,000,000 of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in June 2003 and is included in liabilities on the balance sheet with a fair value approximating $2,422,000. There were no material changes in our market risk during the quarter ended March 2001. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the year ended December 2000, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

The credit facility is collateralized by all of our personal property. The credit facility contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We are also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales. Mandatory prepayments are to be applied first to the prepayment of the term loans and then to reduce borrowings under the revolving credit facility.

The Notes are in aggregate principal amount of $130,000,000 and have a maturity date of March 15, 2008. The Notes bear interest at 9.0% per annum which is payable semi-annually. The indenture governing the Notes has certain restrictive covenants and provides for, among other things, mandatory and optional redemptions by us.

The credit facility and Notes are guaranteed by each of our subsidiaries. The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by CONMED Corporation. Under the credit facility and Note indenture, our subsidiaries are subject to the same covenants and restrictions that apply to us (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to us or another Subsidiary Guarantor).

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

         None

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

Date:  May 11, 2001

                                                   Robert D. Shallish, Jr.
                                                -----------------------------
                                                  Robert D. Shallish, Jr.
                                                  Vice President - Finance
                                                 (Principal Financial Officer)