Form 10-Q
period 2001-06-30
CONMED CORP
filed 2001-08-13
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001               Commission File Number 0-16093


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

         The number of shares outstanding of registrant's common stock, as of August 1, 2001 is 16,731,492 shares.

                               CONMED CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                          PART I FINANCIAL INFORMATION



    Item Number                                                         Page


         Item 1.  Financial Statements

                           - Consolidated Condensed Statements
                             of Income                                    1

                           - Consolidated Condensed Balance Sheets        2

                           - Consolidated Condensed Statements
                             of Cash Flows                                3

                           - Notes to Consolidated Condensed
                             Financial Statements                         4




         Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                 16




                            PART II OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                       21



         Signatures                                                      22


         Exhibit Index                                                   23


Item 1.
                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)


                                     Three Months Ended        Six Months Ended
                                            June                      June
                                            ----                      ----
                                      2000        2001         2000        2001
                                   --------     --------     --------     --------
Net sales ....................     $ 97,878     $104,171     $200,689     $210,080
                                   --------     --------     --------     --------

Cost of sales ................       47,327       49,965       95,988       99,639

Selling and administrative ...       33,247       33,922       64,009       68,751

Research and development .....        3,572        3,476        6,978        7,172
                                   --------     --------     --------     --------

                                     84,146       87,363      166,975      175,562
                                   --------     --------     --------     --------

Income from operations .......       13,732       16,808       33,714       34,518

Interest expense, net ........        8,238        7,848       16,643       16,179
                                   --------     --------     --------     --------

Income before income taxes ...        5,494        8,960       17,071       18,339

Provision for income taxes ...        1,978        3,226        6,146        6,602
                                   --------     --------     --------     --------

Net income ...................     $  3,516     $  5,734     $ 10,925     $ 11,737
                                   ========     ========     ========     ========


Per share data:

Net Income
    Basic ....................     $    .23     $    .37     $    .71     $    .76
    Diluted ..................          .23          .37          .70          .75

Weighted average common shares
    Basic ....................       15,311       15,407       15,298       15,389
    Diluted ..................       15,551       15,599       15,535       15,568

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                  (unaudited)
                                                       December         June
                                                         2000           2001
                                                      ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents .....................     $   3,470      $     924
  Accounts receivable, net ......................        78,626         84,657
  Inventories ...................................       104,612        103,194
  Deferred income taxes .........................         1,761          1,761
  Prepaid expenses and other current assets .....         3,562          3,848
                                                      ---------      ---------
    Total current assets ........................       192,031        194,384
                                                      ---------      ---------
Property, plant and equipment, net ..............        62,450         66,758
Goodwill, net ...................................       225,801        222,595
Other intangible assets, net ....................       195,008        193,742
Other assets ....................................         4,281          4,886
                                                      ---------      ---------
    Total assets ................................     $ 679,571      $ 682,365
                                                      =========      =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .............     $  36,068      $  37,665
  Accounts payable ..............................        20,350         19,049
  Accrued compensation ..........................         9,913          9,163
  Income taxes payable ..........................         1,979          2,823
  Accrued interest ..............................         5,130          5,192
  Other current liabilities .....................         4,836          4,468
                                                      ---------      ---------
    Total current liabilities ...................        78,276         78,360
                                                      ---------      ---------

Long-term debt ..................................       342,680        330,033
Deferred income taxes ...........................        12,154         16,118
Other long-term liabilities .....................        15,858         17,335
                                                      ---------      ---------
    Total liabilities ...........................       448,968        441,846
                                                      ---------      ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding .          --             --
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 15,352,186 and
      15,433,980 shares issued and outstanding in
      2000 and 2001, respectively ...............           153            154
  Paid-in capital ...............................       128,062        128,568
  Retained earnings .............................       103,834        115,571
  Accumulated other comprehensive loss ..........        (1,027)        (3,355)
  Less 25,000 shares of common stock in treasury,
    at cost .....................................          (419)          (419)
                                                      ---------      ---------
    Total shareholders' equity ..................       230,603        240,519
                                                      ---------      ---------
    Total liabilities and shareholders' equity ..     $ 679,571      $ 682,365
                                                      =========      =========

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       Six Months Ended June 2000 and 2001
                                 (in thousands)
                                   (unaudited)



                                                           2000           2001
                                                         --------      --------

Cash flows from operating activities:
  Net income .......................................     $ 10,925      $ 11,737
                                                         --------      --------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation ...............................        4,612         4,345
        Amortization ...............................        9,803        10,740
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Accounts receivable ..............       (2,361)       (5,992)
                  Inventories ......................       (8,786)         (991)
                  Prepaid expenses and
                    other current assets ...........       (1,308)         (311)
                  Accounts payable .................        6,893        (1,344)
                  Income taxes payable .............        2,753           844
                  Accrued compensation .............         (840)         (736)
                  Accrued interest .................        1,952            62
                  Other assets/liabilities, net ....       (2,177)         (785)
                                                         --------      --------
                                                           10,541         5,832
                                                         --------      --------
        Net cash provided by operating activities ..       21,466        17,569
                                                         --------      --------

Cash flows from investing activities:
  Purchases of property, plant, and equipment ......       (7,602)       (8,655)
                                                         --------      --------
        Net cash used by investing activities ......       (7,602)       (8,655)
                                                         --------      --------

Cash flows from financing activities:
  Borrowings under revolving credit facility .......        2,000         7,000
  Proceeds from issuance of common stock ...........          442           507
  Payments on long-term debt .......................      (16,459)      (18,050)
                                                         --------      --------
        Net cash used by financing activities ......      (14,017)      (10,543)
                                                         --------      --------

Effect of exchange rate changes
    on cash and cash equivalents ...................         (241)         (917)
                                                         --------      --------

Net decrease in cash and cash equivalents ..........         (394)       (2,546)

Cash and cash equivalents at beginning of period ...        3,747         3,470
                                                         --------      --------

Cash and cash equivalents at end of period .........     $  3,353      $    924
                                                         ========      ========


           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and operations
------------------------------------

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

Note 2 - Interim financial information
--------------------------------------

The statements for the three and six months ended June 2000 and 2001 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated condensed financial statements for the year ending December 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 2001 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 2001. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 2000 included in our Annual Report to the Securities and Exchange Commission on Form 10-K. Certain prior year amounts have been reclassified to conform with the presentation used in 2001.

Note 3 - Other comprehensive income (loss)
------------------------------------------

Comprehensive income (loss) consists of the following:

                                   Three months ended         Six months ended
                                         June                       June
                                         ----                       ----
                                  2000          2001         2000          2001
                                --------      --------     --------      --------

Net income ................     $  3,516      $ 5,734      $ 10,925      $ 11,737
Other comprehensive income:
  Foreign currency
    translation adjustment           (99)         171          (262)         (892)
  Cash flow hedging
    (net of income taxes) .           --          114            --        (1,436)
                                --------      -------      ---------      --------

  Comprehensive income ....     $  3,417      $ 6,019      $  10,663     $  9,409
                                ========      =======      =========     ========

Accumulated other comprehensive income (loss) consists of the following:

                                                                             Accumulated
                                                 Cumulative      Cash            Other
                                                Translation      Flow        Comprehensive
                                                Adjustments     Hedges       Income (loss)
                                                -----------     ------       -------------
Balance, December 2000 .....................     $(1,027)      $    --           $(1,027)
                                                 -------       -------           -------

    Foreign currency translation adjustments        (892)           --              (892)
    Cash flow hedging (net of income taxes)           --        (1,436)           (1,436)
                                                 -------       -------           -------

Balance, June 2001 .........................     $(1,919)      $(1,436)          $(3,355)
                                                 =======       =======           =======



Note 4 - Inventories
--------------------

The components of inventory are as follows (in thousands):

                                                    December      June
                                                     2000         2001
                                                     ----         ----
Raw materials ..............................       $ 38,278     $ 39,330

Work-in-process ............................         12,612       10,465

Finished goods .............................         53,722       53,399
                                                   --------     --------

            Total ..........................       $104,612     $103,194
                                                   ========     ========



Note 5 - New accounting pronouncements
--------------------------------------

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective for us July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. We are currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

Note 6 - Earnings per share
---------------------------

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (ie., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                        Three months ended      Six months ended
                                               June                  June
                                               ----                  ----
                                          2000       2001       2000       2001
                                         ------     ------     ------     ------
Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) ..............     15,311     15,407     15,298     15,389
                                         ------     ------     ------     ------

Effect of dilutive potential
  securities .......................        240        192        237        179
                                         ------     ------     ------     ------

Shares used in the calculation
  of Diluted EPS ...................     15,551     15,599     15,535     15,568
                                         ------     ------     ------     ------


The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 1,515,000 and
2,129,000 for the three months ended June 2000 and 2001, respectively, and 1,485,000 and 2,297,000 for the six months ended June 2000 and 2001, respectively.


Note 7 - Business acquisitions
------------------------------

On November 20, 2000 we acquired certain assets of the disposable minimally invasive surgical business of Imagyn Medical Technologies, Inc. (the "Imagyn acquisition") for a purchase price of $6,000,000. The acquisition was funded through borrowings under our revolving credit facility. Annual sales of the acquired product lines were approximately $6.5 million. The results of operations of the acquired business are included in our consolidated results from the date of acquisition.

On July 6, 2001 we acquired the remaining assets of the minimally invasive surgical business of Imagyn Medical Technologies Inc. that we did not acquire in November 2000 (the "second Imagyn acquisition"). Under the terms of the acquisition agreement, we issued Imagyn 1.3 million shares of CONMED common stock, valuing the transaction at $33.9 million based on the closing share price on July 6, 2001. The issued stock is subject to a 90-day lock-up restriction and certain other sales restrictions. Annual sales of the acquired product lines were approximately $18.0 million. The results of operations of the acquired business will be included in our consolidated results beginning in the third quarter.

Note 8 - Nonrecurring severance charge
--------------------------------------

During the quarter ended June 2000, we announced we would replace our arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, we incurred a severance charge of $1,509,000, before income taxes, or $.06 per diluted share, in the second quarter of 2000. This nonrecurring charge is included in selling and administrative expense.

Note 9 - Guarantor financial statements
---------------------------------------

Our credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by our subsidiaries (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and for the Company as of December 2000 and June 2001 and for the three and six months ended June 2000 and 2001.

                                                     CONMED CORPORATION
                                            CONSOLIDATING CONDENSED BALANCE SHEET
                                                        December 2000
                                                       (in thousands)


                                                                Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                               --------         --------         ---------         --------
ASSETS
Current assets:
    Cash and cash equivalents........................          $      -         $  3,470          $      -         $  3,470
    Accounts receivable, net.........................            35,218           43,408                 -           78,626
    Inventories......................................            20,174           84,438                 -          104,612
    Deferred income taxes............................             1,761                -                 -            1,761
    Prepaid expenses and other
        current assets...............................               598            2,964                 -            3,562
                                                               --------         --------         ---------         --------
          Total current assets.......................            57,751          134,280                 -          192,031
                                                               --------         --------         ---------         --------
Property, plant and equipment, net...................            38,275           24,175                 -           62,450
Goodwill, net........................................            61,651          164,150                 -          225,801
Other intangible assets, net.........................             7,498          187,510                 -          195,008
Other assets.........................................           473,408            5,217          (474,344)           4,281
                                                               --------         --------         ---------         --------
    Total assets.....................................          $638,583         $515,332         $(474,344)        $679,571
                                                               ========         ========         =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt................          $ 36,068         $      -         $       -         $ 36,068
    Accounts payable.................................             4,398           15,952                 -           20,350
    Accrued compensation.............................             2,147            7,766                 -            9,913
    Income taxes payable.............................             1,338              641                 -            1,979
    Accrued interest.................................             5,130                -                 -            5,130
    Other current liabilities........................             1,890            2,946                 -            4,836
                                                               --------         --------         ---------         --------
        Total current liabilities....................            50,971           27,305                 -           78,276
                                                               --------         --------         ---------         --------

Long-term debt.......................................           342,680                -                 -          342,680
Deferred income taxes................................            12,154                -                 -           12,154
Other long-term liabilities..........................             2,175          349,295          (335,612)          15,858
                                                               --------         --------         ---------         --------
    Total liabilities................................           407,980          376,600          (335,612)         448,968
                                                               --------         --------         ---------         --------

Shareholders' equity:
    Preferred stock..................................                 -                -                 -                -
    Common stock.....................................               153                1                (1)             153
    Paid-in capital..................................           128,062                -                 -          128,062
    Retained earnings................................           103,834          139,758          (139,758)         103,834
    Accumulated other comprehensive
        loss.........................................            (1,027)          (1,027)            1,027           (1,027)
    Less common stock in
     treasury, at cost...............................              (419)               -                 -             (419)
                                                               --------         --------         ---------         --------
        Total shareholders' equity...................           230,603          138,732          (138,732)         230,603
                                                               --------         --------         ---------         --------
          Total liabilities and
          shareholders' equity.......................          $638,583         $515,332         $(474,344)        $679,571
                                                               ========         ========         =========         ========

                                                     CONMED CORPORATION
                                            CONSOLIDATING CONDENSED BALANCE SHEET
                                                          June 2001
                                                       (in thousands)
                                                         (unaudited)

                                                                Parent
                                                               Company         Subsidiary                           Company
                                                                Only           Guarantors      Eliminations          Total
                                                               --------         --------         ---------         --------
ASSETS
Current assets:
    Cash and cash equivalents........................          $      -         $    924         $       -         $    924
    Accounts receivable, net.........................            35,019           49,638                 -           84,657
    Inventories......................................            19,377           83,817                 -          103,194
    Deferred income taxes............................             1,761                -                 -            1,761
    Prepaid expenses and other
        current assets...............................               724            3,124                 -            3,848
                                                               --------         --------         ---------         --------
          Total current assets.......................            56,881          137,503                 -          194,384
                                                               --------         --------         ---------         --------
Property, plant and equipment, net...................            43,993           22,765                 -           66,758
Goodwill, net........................................            60,669          161,926                 -          222,595
Other intangible assets, net.........................             7,627          186,115                 -          193,742
Other assets.........................................           475,442           40,814          (511,370)           4,886
                                                               --------         --------         ---------         --------
    Total assets.....................................          $644,612         $549,123         $(511,370)        $682,365
                                                               ========         ========         =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt................          $ 37,665         $      -         $       -         $ 37,665
    Accounts payable.................................             3,492           15,557                 -           19,049
    Accrued compensation.............................             1,791            7,372                 -            9,163
    Income taxes payable.............................             2,520              303                 -            2,823
    Accrued interest.................................             5,192                -                 -            5,192
    Other current liabilities........................             2,605            1,863                 -            4,468
                                                               --------         --------         ---------         --------
        Total current liabilities....................            53,265           25,095                 -           78,360
                                                               --------         --------         ---------         --------

Long-term debt.......................................           330,033                -                 -          330,033
Deferred income taxes................................            16,118                -                 -           16,118
Other long-term liabilities..........................             4,677          376,868          (364,210)          17,335
                                                               --------         --------         ---------         --------
    Total liabilities................................           404,093          401,963          (364,210)         441,846
                                                               --------         --------         ---------         --------

Shareholders' equity:
    Preferred stock..................................                 -                -                 -                -
    Common stock.....................................               154                1                (1)             154
    Paid-in capital..................................           128,568                -                 -          128,568
    Retained earnings................................           115,571          149,078          (149,078)         115,571
    Accumulated other comprehensive
        loss.........................................            (3,355)          (1,919)            1,919           (3,355)
    Less common stock in
     treasury, at cost...............................              (419)               -                 -             (419)
                                                               --------         --------         ---------         --------
        Total shareholders' equity...................           240,519          147,160          (147,160)         240,519
                                                               --------         --------         ---------         --------
          Total liabilities and
          shareholders' equity.......................          $644,612         $549,123         $(511,370)        $682,365
                                                               ========         ========         =========         ========


                                                     CONMED CORPORATION
                                         CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                                Three Months Ended June 2000
                                                       (in thousands)
                                                         (unaudited)

                                                                Parent
                                                               Company         Subsidiary                          Company
                                                                 Only          Guarantors      Eliminations          Total
                                                               --------         --------          --------         --------
Net sales............................................          $ 18,927         $ 78,951          $      -         $ 97,878
                                                               --------         --------          --------         --------

Cost of sales........................................            10,919           36,408                 -           47,327

Selling and administrative expense...................             5,412           27,835                 -           33,247

Research and development expense.....................               470            3,102                 -            3,572
                                                               --------         --------          --------         --------

                                                                 16,801           67,345                 -           84,146
                                                               --------         --------          --------         --------

Income from operations...............................             2,126           11,606                 -           13,732

Interest expense, net................................                 -            8,238                 -            8,238
                                                               --------         --------          --------         --------

Income before income taxes...........................             2,126            3,368                 -            5,494

Provision for income taxes...........................               765            1,213                 -            1,978
                                                               --------         --------          --------         --------

Income before equity in earnings
  of unconsolidated subsidiaries.....................             1,361            2,155                 -            3,516

Equity in earnings of unconsolidated
  subsidiaries.......................................             2,155                -            (2,155)               -
                                                               --------         --------          --------         --------

Net income...........................................          $  3,516         $  2,155          $ (2,155)        $  3,516
                                                               ========         ========          ========         ========

                                                     CONMED CORPORATION
                                         CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                                Three Months Ended June 2001
                                                       (in thousands)
                                                         (unaudited)


                                                                Parent
                                                               Company        Subsidiary                            Company
                                                                 Only         Guarantors       Eliminations          Total
                                                               --------         --------       ------------        --------
Net sales............................................          $ 20,503         $ 83,668          $      -         $104,171
                                                               --------         --------          --------         --------

Cost of sales........................................            11,816           38,149                 -           49,965

Selling and administrative expense...................             6,067           27,855                 -           33,922

Research and development expense.....................               350            3,126                 -            3,476
                                                               --------         --------          --------         --------

                                                                 18,233           69,130                 -           87,363
                                                               --------         --------          --------         --------

Income from operations...............................             2,270           14,538                 -           16,808

Interest expense, net................................                 -            7,848                 -            7,848
                                                               --------         --------          --------         --------

Income before income taxes...........................             2,270            6,690                 -            8,960

Provision for income taxes...........................               817            2,409                 -            3,226
                                                               --------         --------          --------         --------

Income before equity in earnings
  of unconsolidated subsidiaries.....................             1,453            4,281                 -            5,734

Equity in earnings of unconsolidated
  subsidiaries.......................................             4,281                -            (4,281)               -
                                                               --------         --------          --------         --------

Net income...........................................          $  5,734         $  4,281          $ (4,281)        $  5,734
                                                               ========         ========          ========         ========

                                                     CONMED CORPORATION
                                         CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                                 Six Months Ended June 2000
                                                       (in thousands)
                                                         (unaudited)


                                                                Parent
                                                               Company        Subsidiary                            Company
                                                                 Only         Guarantors      Eliminations           Total
                                                               --------         --------          --------         --------
Net sales............................................          $ 39,547         $161,142          $      -         $200,689
                                                               --------         --------          --------         --------

Cost of sales........................................            21,972           74,016                 -           95,988

Selling and administrative expense...................            10,657           53,352                 -           64,009

Research and development expense.....................               957            6,021                 -            6,978
                                                               --------         --------          --------         --------

                                                                 33,586          133,389                 -          166,975
                                                               --------         --------          --------         --------

Income from operations...............................             5,961           27,753                 -           33,714

Interest expense, net................................                 -           16,643                 -           16,643
                                                               --------         --------          --------         --------

Income before income taxes...........................             5,961           11,110                 -           17,071

Provision for income taxes...........................             2,146            4,000                 -            6,146
                                                               --------         --------          --------         --------

Income before equity in earnings
  of unconsolidated subsidiaries.....................             3,815            7,110                 -           10,925

Equity in earnings of unconsolidated
  subsidiaries.......................................             7,110                -            (7,110)               -
                                                               --------         --------          --------         --------

Net income...........................................          $ 10,925         $  7,110          $ (7,110)        $ 10,925
                                                               ========         ========          ========         ========

                                                     CONMED CORPORATION
                                         CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                                 Six Months Ended June 2001
                                                       (in thousands)
                                                         (unaudited)


                                                               Parent
                                                               Company        Subsidiary                           Company
                                                                 Only         Guarantors       Eliminations          Total
                                                               --------         --------          --------         --------
Net sales............................................          $ 40,973         $169,107          $      -         $210,080
                                                               --------         --------          --------         --------
Cost of sales........................................            24,299           75,340                 -           99,639

Selling and administrative expense...................            12,165           56,586                 -           68,751

Research and development expense.....................               732            6,440                 -            7,172
                                                               --------         --------          --------         --------
                                                                 37,196          138,366                 -          175,562
                                                               --------         --------          --------         --------
Income from operations...............................             3,777           30,741                 -           34,518

Interest expense, net................................                 -           16,179                 -           16,179

Income before income taxes...........................             3,777           14,562                 -           18,339

Provision for income taxes...........................             1,360            5,242                 -            6,602
                                                               --------         --------          --------         --------
Income before equity in earnings
  of unconsolidated subsidiaries.....................             2,417            9,320                 -           11,737

Equity in earnings of unconsolidated
  subsidiaries.......................................             9,320                -            (9,320)               -
                                                               --------         --------          --------         --------
Net income...........................................          $ 11,737         $  9,320          $ (9,320)        $ 11,737
                                                               ========         ========          ========         ========

                                                     CONMED CORPORATION
                                       CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                                 Six Months Ended June 2000
                                                       (in thousands)
                                                         (unaudited)

                                                                Parent
                                                               Company         Subsidiary                           Company
                                                                 Only          Guarantors       Eliminations          Total
                                                                -------          -------           -------         --------
Net cash flows from operating
 activities..........................................           $ 8,881          $12,585           $     -         $ 21,466
                                                                -------          -------           -------         --------

Cash flows from investing activities:
  Distributions from subsidiaries....................            10,138                -           (10,138)               -
  Purchases of property, plant and
        equipment....................................            (5,600)          (2,002)                -           (7,602)
                                                                -------          -------           -------         --------
          Net cash provided (used)
            by investing activities..................             4,538           (2,002)          (10,138)          (7,602)
                                                                -------          -------           -------         --------

Cash flows from financing:
    Distributions to parent..........................                 -          (10,138)           10,138                -
    Borrowings under revolving
        credit facility..............................             2,000                -                 -            2,000
    Proceeds from issuance of
        common stock.................................               442                -                 -              442
    Payments on long-term debt.......................           (16,459)               -                 -          (16,459)
          Net cash provided (used) by
                                                                -------          -------           -------         --------
           financing activities......................           (14,017)         (10,138)           10,138          (14,017)
                                                                -------          -------           -------         --------

Effect of exchange rate changes on cash
  and cash equivalents...............................                 -             (241)                -             (241)
                                                                -------          -------           -------         --------

Net increase (decrease) in cash and
 cash equivalents....................................              (598)             204                 -             (394)

Cash and cash equivalents at
 beginning of period.................................               598            3,149                 -            3,747
                                                                -------          -------           -------         --------

Cash and cash equivalents at
 end of period.......................................           $     0          $ 3,353           $     -         $  3,353
                                                                =======          =======           =======         ========

                                                     CONMED CORPORATION
                                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                                 Six Months Ended June 2001
                                                       (in thousands)
                                                         (unaudited)

                                                                Parent
                                                               Company         Subsidiary                          Company
                                                                 Only          Guarantors       Eliminations         Total
                                                                -------          -------           -------         --------
Net cash flows from operating
 activities..........................................           $ 7,037          $10,532           $     -         $ 17,569
                                                                -------          -------           -------         --------
Cash flows from investing activities:
  Distributions from subsidiaries....................            10,689                -           (10,689)               -
  Purchases of property, plant and
        equipment....................................            (7,183)          (1,472)                -           (8,655)
          Net cash provided (used)
                                                                -------          -------           -------         --------
             by investing activities.................             3,506           (1,472)          (10,689)          (8,655)
                                                                -------          -------           -------         --------

Cash flows from financing:
    Distributions to parent..........................                 -          (10,689)           10,689                -
    Borrowings under revolving
        credit facility..............................             7,000                -                 -            7,000
    Proceeds from issuance of
        common stock.................................               507                -                 -              507
    Payments on long-term debt.......................           (18,050)               -                 -          (18,050)
                                                                -------          -------           -------         --------
          Net cash provided (used)by
           financing activities......................           (10,543)         (10,689)           10,689          (10,543)
                                                                -------          -------           -------         --------

Effect of exchange rate changes on cash
  and cash equivalents...............................                 -             (917)                -             (917)
                                                                -------          -------           -------         --------

Net decrease in cash and
 cash equivalents....................................                 -           (2,546)                -           (2,546)

Cash and cash equivalents at
 beginning of period.................................                 -            3,470                 -            3,470
                                                                -------          -------           -------         --------

Cash and cash equivalents at
 end of period.......................................           $     -         $    924           $     -         $    924
                                                                ======          ========           =======          ========

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

Three months ended June 2001 compared to three months ended June 2000

Sales for the quarter ended June 2001 were $104.2 million, an increase of 6.4% compared to sales of $97.9 million in the same quarter a year ago.

Sales in our orthopaedic businesses grew 5.9% to $66.4 million from $62.7 million in the comparable quarter last year. Arthroscopy sales, which represent approximately 57.2% of total orthopaedic revenues, grew 5.3% to $38.0 million from $36.1 million in the same period a year ago. Powered surgical instrument sales, which represent approximately 42.8% of orthopaedic revenues, grew 6.8% to $28.4 million from $26.6 million in the same quarter last year. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth in the second quarter of 2001 would have been approximately 7.7% compared with the second quarter of 2000.

Patient care sales for the three months ended June 2001 were $17.6 million, a 4.8% increase from $16.8 million in the same period a year ago, as sales of our surgical suction product lines have stabilized compared to the same period a year ago.

Electrosurgery sales for the three months ended June 2001 were $17.1 million, an increase of 1.8% from $16.8 million in the second quarter of last year, reflecting increased disposable product sales.

Sales of minimally invasive surgery (MIS) products increased 87.5% to $3.0 million in the three months ended June 2001 from $1.6 million in the same period a year ago. Substantially all of the increase in MIS sales is a result of our November 2000 Imagyn acquisition (Note 7 to the condensed consolidated financial statements).

Cost of sales increased to $49,965,000 in the current quarter as compared to $47,327,000 in the same quarter a year ago as a result of the increased sales volumes described above. Gross margin percentage improved to 52.0% in the second quarter of 2001 compared to 51.6% in the second quarter of 2000, primarily as a result of increased sales volumes in our orthopaedic product lines which carry higher gross margins than certain of our other product lines.

Selling and administrative expenses increased to $33,922,000 in the second quarter of 2001 as compared to $33,247,000 in the second quarter of 2000. As a percentage of sales, selling and administrative expenses totaled 32.6% in the second quarter of 2001 compared to 34.0% in the second quarter of 2000. In the second quarter of 2000, we announced a plan to replace our arthroscopy direct sales force with non-stocking exclusive sales agent groups in certain geographic regions of the United States (Note 8 to the condensed consolidated financial statements). As a result, we incurred a nonrecurring severance charge of $1,509,000, before income taxes, which is included in selling administrative expense. Excluding this nonrecurring charge, selling and administrative expenses in the second quarter of 2000 totals approximately 32.4% which is consistent with the second quarter of 2001.

Research and development expense decreased slightly to $3,476,000 in the second quarter of 2001 as compared to $3,572,000 in the second quarter of 2000. As a percentage of sales, research and development expense decreased to 3.3% in the current quarter compared to 3.6% in the same quarter a year ago.

Interest expense in the second quarter of 2001 was $7,848,000 compared to $8,238,000 in the second quarter of 2000. The decrease in interest expense is a result of lower total borrowings during the current quarter as compared to the same period a year ago, as total current and long-term debt outstanding decreased to approximately $367,698,000 at June 2001 compared to $380,210,000 at June 2000. Additionally, the weighted average interest rates on our term loans and revolving credit facility have declined (6.23% and 6.01%, respectively at June 2001 as compared to 8.26% and 8.27%, respectively at June 2001) resulting in decreased interest expense. (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Six months ended June 2001 compared to six months ended June 2000

Sales for the six months ended June 2001 were $210.1 million, an increase of 4.7% compared to sales of $200.7 million in the same quarter a year ago.

Sales in our orthopaedic businesses grew 4.3% to $137.2 million from $131.5 million in the comparable period last year. Arthroscopy sales, which represent approximately 57.0% of total orthopaedic revenues, grew 3.6% to $78.2 million from $75.5 million in the same period a year ago. Powered surgical instrument sales, which represent approximately 43.0% of orthopaedic revenues, grew 5.4% to $59.0 million from $56.0 million in the same period last year. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth in the first half of 2001 would have been approximately 6.2% compared with the first half of 2000.

Patient care sales for the six months ended June 2001 were $35.2 million, a 0.8% decline from $35.5 million in the same period a year ago, reflecting expected declines in sales of our surgical suction product lines as a result of increased competition and pricing pressures.

Electrosurgery sales for the six months ended June 2001 were $32.1 million, an increase of 4.6% from $30.7 million in the first half of last year, reflecting improved generator and disposable product sales.

Sales of MIS products increased 89.7% to $5.5 million in the six months ended June 2001 from $2.9 million in the same period a year ago. Approximately 82.8% of the total increase in MIS sales is a result of our November 2000 Imagyn acquisition (Note 7 to the condensed consolidated financial statements), while 6.9% is a result of internal growth.

Cost of sales increased to $99,639,000 in the first half as compared to $95,988,000 in the same period a year ago as a result of the increased sales volumes described above. Gross margin percentage improved to 52.6% in the first half of 2001 compared to 52.2% in the first half of 2000, primarily as a result of increased sales volumes in our orthopaedic product lines which carry higher gross margins than certain of our other product lines.

Selling and administrative expenses increased to $68,751,000 in the first half of 2001 as compared to $64,009,000 in the first half of 2000. As a percentage of sales, selling and administrative expenses totaled 32.7% in the first half of 2001 compared to 31.8% in the first half of 2000. In the second quarter of 2000, we announced a plan to replace our arthroscopy direct sales force with non-stocking exclusive sales agent groups in certain geographic regions of the United States (Note 8 to the condensed consolidated financial statements). This plan resulted in greater sales force coverage in the affected geographic regions. The increase in selling and administrative expense is a result of higher commission and other costs in the first half of 2001 as compared to 2000 associated with the change to exclusive sales agent groups as well as increased spending on sales and marketing programs.

Research and development expense increased to $7,172,000 in the first half of 2001 as compared to $6,978,000 in the first half of 2000. As a percentage of sales, research and development expense decreased to 3.4% in the current period compared to 3.5% in the same period a year ago.

Interest expense in the first half of 2001 was $16,179,000 compared to $16,643,000 in the first half of 2000. The decrease in interest expense is a result of lower total borrowings during the current quarter as compared to the same period a year ago, as total current and long-term debt outstanding decreased to approximately $367,698,000 at June 2001 as compared to $380,210,000 at June 2000. Additionally, the weighted average interest rates on our term loans and revolving credit facility have declined (6.23% and 6.01%, respectively, at June 2001 as compared to 8.26% and 8.27%, respectively, at June
2001) resulting in decreased interest expense. (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Liquidity and Capital Resources

Our net working capital position increased to $116,024,000 at June 2001 compared to $113,755,000 at December 2000. Net cash provided by operations was $17,569,000 for the first six months of 2001 compared to $21,466,000 for the same period a year ago. Operating cash flow in the first half of 2001 was positively impacted by depreciation, amortization and an increase in income taxes payable. Operating cash flow in the first half of 2001 was negatively impacted primarily by an increase in accounts receivable.

Net cash used by  investing  activities  for the six months  ended June 2001 and
2000  consisted  of  $8,655,000  and   $7,602,000,   respectively,   in  capital
expenditures.

Financing activities during the six months ended June 2001 consisted primarily of scheduled payments of $18,050,000 on our term loans and $7,000,000 in borrowings on our revolving credit facility. Financing activities during the six months ended June 2000 consisted primarily of scheduled payments of $16,459,000 on our term loans and $2,000,000 in borrowings on our revolving credit facility.

Our term loans under our credit facility at June 2001 aggregate $182,893,000. Our term loans are repayable quarterly over remaining terms of approximately four years. Our credit facility also includes a $100,000,000 revolving credit facility which expires and is expected to be renegotiated prior to December 2002, of which $46,000,000 was available at June 2001. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on our operating results. The weighted average interest rates at June 2001 under the term loans and the revolving credit facility were 6.23% and 6.01%, respectively. Additionally, we are obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

We use an interest rate swap, a form of derivative financial instrument, to manage interest rate risk. We have designated as a cash-flow hedge, an interest rate swap which effectively converts $50,000,000 of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in June 2003 and is included in liabilities on the balance sheet with a fair value approximating $2,243,000. There were no material changes in our market risk during the quarter ended June 2001. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the year ended December 2000, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

As discussed in Note 7, we completed a second Imagyn acquisition in the third quarter of 2001. We expect to record a nonrecurring charge to expense totaling approximately $1.2 million in the second half of 2001 for incremental transition costs associated with the acquisition.

As of August 3, 2001, we effectively purchased the Largo, Florida property which our Linvatec subsidiary had been leasing from a third party for an aggregate purchase price of approximately $23.0 million. We assumed the current debt on the property for the majority of the purchase price and financed the remainder with the seller.

In the third quarter of 2001, through a newly formed special-purpose subsidiary, we expect to enter into a sales agreement that provides us with a five-year $50 million revolving accounts receivable securitization facility. The proceeds will be used to repay a portion of our term loans.

We believe that cash generated from operations, our current cash resources and funds available under our credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

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

Item 6. Exhibits and Reports on Form 8-K




List of Exhibits

Exhibit No.                         Description of Instrument
-----------                         -------------------------

   10.1     The  Asset  Purchase  Agreement,  dated as of June  11,  2001 by and
            between  CONMED  Corporation  and  Imagyn  Medical,   Inc.,  et  al.
            (included in EDGAR filing only)

   10.2 The Agreement of Purchase and Sale, dated as of February 5, 2001 by and between Linvatec Corporation and Largo Lakes I, II and IV, Inc., et al. (included in EDGAR filing only)

Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               CONMED CORPORATION
                                                  (Registrant)




Date:  August 8, 2001




                                           /s/ Robert D. Shallish, Jr.
                                           ---------------------------
                                           Robert D. Shallish, Jr.
                                           Vice President - Finance
                                           (Principal Financial Officer)

                                  Exhibit Index


                                                                                     Sequential Page
Exhibit                                                                                 Number
-------                                                                                 ------


10.1        The Asset Purchase Agreement,  dated as of June 11, 2001 by and
            between CONMED Corporation and Imagyn Medical, Inc. et al.            (included in EDGAR
                                                                                   filing only)

10.2        The  Agreement  of Purchase  and Sale,  dated as of February 5,
            2001 by and between Linvatec  Corporation  and Largo Lakes, I, II
            and IV, Inc., et al.                                                  (included in EDGAR
                                                                                   filing only)
