Form 10-Q
period 2001-09-30
CONMED CORP
filed 2001-11-14
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                    For the Quarter Ended September 30, 2001

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


                     525 French Road, Utica, New York 13502
               (Address of principal executive offices) (Zip Code)


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

               The number of shares outstanding of registrant's common stock, as of October 16, 2001 is 25,215,378 shares.

                               CONMED CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                          PART I FINANCIAL INFORMATION


Item Number                                                             Page

     Item 1.  Financial Statements

                - Consolidated Condensed Statements
                  of Income                                               1

                - Consolidated Condensed Balance Sheets                   2

                - Consolidated Condensed Statements
                  of Cash Flows                                           3

                - Notes to Consolidated Condensed
                  Financial Statements                                    4


     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                             17



             PART II OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                            22


     Signatures                                                           23

     Exhibit Index                                                        24

Item 1.
                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)


                                       Three Months Ended         Nine Months Ended
                                           September                  September
                                       2000         2001          2000          2001
                                       ----         ----          ----          ----
Net sales                           $ 92,838      $105,318      $293,527      $315,398
                                    --------      --------      --------      --------

Cost of sales                         44,136        51,332       140,124       150,971

Selling and administrative            31,495        35,029        95,504       103,780

Research and development               4,109         3,491        11,087        10,663
                                    --------      --------      --------      --------

                                      79,740        89,852       246,715       265,414
                                    --------      --------      --------      --------

Income from operations                13,098        15,466        46,812        49,984

Interest expense, net                  8,834         7,630        25,477        23,809
                                    --------      --------      --------      --------

Income before income taxes             4,264         7,836        21,335        26,175

Provision for income taxes             1,535         2,821         7,681         9,423
                                    --------      --------      --------      --------

Net income                          $  2,729      $  5,015      $ 13,654      $ 16,752
                                    ========      ========      ========      ========


Per share data:

Net income
      Basic                         $    .12      $    .20      $    .59      $    .71
      Diluted                            .12           .20           .59           .70

Weighted average common shares
      Basic                           22,986        24,806        22,961        23,657
      Diluted                         23,132        25,381        23,246        23,990

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                       (unaudited)
                                                         December       September
                                                           2000            2001
                                                         ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                              $   3,470       $   2,015
  Accounts receivable, net                                  78,626          85,719
  Inventories                                              104,612         107,337
  Deferred income taxes                                      1,761           1,761
  Prepaid expenses and other current assets                  3,562           3,806
                                                         ---------       ---------
    Total current assets                                   192,031         200,638
                                                         ---------       ---------
Property, plant and equipment, net                          62,450          91,898
Goodwill, net                                              225,801         251,574
Other intangible assets, net                               195,008         190,058
Other assets                                                 4,281           5,173
                                                         ---------       ---------
    Total assets                                         $ 679,571       $ 739,341
                                                         =========       =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $  36,068       $  39,581
  Accounts payable                                          20,350          20,314
  Accrued compensation                                       9,913           9,893
  Income taxes payable                                       1,979           1,378
  Accrued interest                                           5,130           2,541
  Other current liabilities                                  4,836           5,398
                                                         ---------       ---------
    Total current liabilities                               78,276          79,105
                                                         ---------       ---------

Long-term debt                                             342,680         348,826
Deferred income taxes                                       12,154          19,318
Other long-term liabilities                                 15,858          16,285
                                                         ---------       ---------
    Total liabilities                                      448,968         463,534
                                                         ---------       ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
      authorized 500,000 shares; none outstanding               --              --
  Common stock, par value $.01 per share;
      100,000,000 shares authorized; 23,028,279 and
      25,212,338 shares issued and outstanding in
      2000 and 2001, respectively                              230             252
  Paid-in capital                                          127,985         159,415
  Retained earnings                                        103,834         120,586
  Accumulated other comprehensive loss                      (1,027)         (4,027)
  Less 37,500 shares of common stock in treasury,
    at cost                                                   (419)           (419)
                                                         ---------       ---------
    Total shareholders' equity                             230,603         275,807
                                                         ---------       ---------
    Total liabilities and shareholders' equity           $ 679,571       $ 739,341
                                                         =========       =========

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended September 2000 and 2001
                                 (in thousands)
                                   (unaudited)


                                                                  2000           2001
                                                                --------       --------
Cash flows from operating activities:
  Net income .............................................      $ 13,654       $ 16,752
                                                                --------       --------
  Adjustments to reconcile net income
    to net cash provided by operations:
            Depreciation .................................         7,006          6,648
            Amortization .................................        14,813         16,381
            Increase (decrease) in cash flows
                   from changes in assets and liabilities,
                   net of effects from acquisitions:
                             Accounts receivable .........           986         (7,052)
                             Inventories .................       (18,373)        (3,174)
                             Prepaid expenses and
                               other current assets ......          (571)          (283)
                             Accounts payable ............         5,974            (80)
                             Income taxes payable ........        (4,339)          (601)
                             Accrued compensation ........        (3,014)           (20)
                             Accrued interest ............        (1,934)        (2,614)
                             Other assets/liabilities, net         2,848         (2,385)
                                                                --------       --------
                                                                   3,396          6,820
                                                                --------       --------
            Net cash provided by operating activities ....        17,050         23,572
                                                                --------       --------

Cash flows from investing activities:
  Purchases of property, plant, and equipment ............       (11,869)       (12,704)
                                                                --------       --------
            Net cash used by investing activities ........       (11,869)       (12,704)
                                                                --------       --------

Cash flows from financing activities:
  Borrowings under revolving credit facility .............        19,000         14,000
  Proceeds from issuance of common stock .................           448          1,591
  Payments on long-term debt .............................       (24,690)       (27,034)
                                                                --------       --------
            Net cash used by financing activities ........        (5,242)       (11,443)
                                                                --------       --------

Effect of exchange rate changes
    on cash and cash equivalents .........................          (378)          (880)
                                                                --------       --------

Net decrease in cash and cash equivalents ................          (439)        (1,455)

Cash and cash equivalents at beginning of period .........         3,747          3,470
                                                                --------       --------

Cash and cash equivalents at end of period ...............      $  3,308       $  2,015
                                                                ========       ========


Supplemental non-cash investing and financing activities:

As more fully described in Note 6, we acquired a business in the third quarter of 2001 through the exchange of 1,950,000 shares of our common stock.

As more fully described in Note 6, we acquired certain property in the third quarter of 2001 through the assumption of approximately $22.8 million of debt and accrued interest.

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

Note 2 - Interim financial information

The statements for the three and nine months ended September 2000 and 2001 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated condensed financial statements for the year ending December 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 2001 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 2001. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 2000 included in our Annual Report to the Securities and Exchange Commission on Form 10-K. Certain prior year amounts have been reclassified to conform with the presentation used in 2001.

Note 3 - Other comprehensive income (loss)

Comprehensive income (loss) consists of the following:

                                     Three months ended          Nine months ended
                                         September                   September
                                         ---------                   ---------
                                    2000           2001          2000          2001
                                    ----           ----          ----          ----
Net income ................      $  2,729       $  5,015       $ 13,654       $ 16,752
                                 --------       --------       --------       --------
Other comprehensive income:
  Foreign currency
    translation adjustment           (135)            35           (397)          (857)
  Cash flow hedging
    (net of income taxes) .            --           (707)            --         (2,143)
                                 --------       --------       --------       --------

  Comprehensive income ....      $  2,594       $  4,343       $ 13,257       $ 13,752
                                 ========       ========       ========       ========

Accumulated other comprehensive income (loss) consists of the following:

                                                                                        Accumulated
                                                       Cumulative         Cash            Other
                                                       Translation        Flow         Comprehensive
                                                       Adjustments       Hedges        Income (loss)
                                                       ---------       ---------       -------------
Balance, December 2000 ................................$  (1,027)      $      --        $  (1,027)
                                                       ---------       ---------        ---------

      Foreign currency translation adjustments ........     (857)             --             (857)
      Cash flow hedging (net of income taxes) .........       --          (2,143)          (2,143)
                                                       ---------       ---------        ---------

Balance, September 2001 ...............................$  (1,884)      $  (2,143)       $  (4,027)
                                                       =========       =========        =========


Note 4 - Inventories

The components of inventory are as follows (in thousands):

                                                 December       September
                                                   2000            2001
                                                ---------       ---------
Raw materials ............................      $  38,278       $  39,945

Work-in-process ..........................         12,612          11,288

Finished goods ...........................         53,722          56,104
                                                ---------       ---------

                   Total .................      $ 104,612       $ 107,337
                                                =========       =========


Note 5 - Earnings per share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (ie., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):


                                    Three months ended       Nine months ended
                                         September               September
                                         ---------               ---------
                                      2000        2001        2000        2001
                                      ----        ----        ----        ----

Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) .........      22,986      24,806      22,961      23,657
                                     ------      ------      ------      ------

Effect of dilutive potential
  securities ..................         146         575         285         333
                                     ------      ------      ------      ------

Shares used in the calculation
  of Diluted EPS ..............      23,132      25,381      23,246      23,990
                                     ======      ======      ======      ======


The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 3,617,000 and 1,988,000 for the three months ended September 2000 and 2001, respectively, and 3,241,000 and 3,027,000 for the nine months ended September 2000 and 2001, respectively.

Note 6 - Business acquisitions

On November 20, 2000 we acquired certain assets of the disposable minimally invasive surgical business of Imagyn Medical Technologies, Inc. (the "Imagyn acquisition") for a purchase price of $6,000,000. The acquisition was funded through borrowings under our revolving credit facility. Annual sales of the acquired product lines are approximately $5.0 million. The results of operations of the acquired business are included in our consolidated results from the date of acquisition.

On June 11, 2001, we reached a definitive agreement to acquire the remaining assets of the minimally invasive surgical business of Imagyn Medical Technologies, Inc. that we did not acquire in November 2000 (the "second Imagyn acquisition"). The results of operations of the acquired business are included in our consolidated results from July 6, 2001, the date of acquisition. The new products, with expected annual revenues of $18.0 to $20.0 million, give us a significant presence in the laparoscopic instrument market. Under the terms of the acquisition agreement, we issued Imagyn 1,950,000 shares of CONMED common stock, valuing the transaction at $29.9 million based on the average market price of our common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. The issued stock is subject to certain sales restrictions. As discussed in Note 7, during the third quarter of 2001, we incurred certain nonrecurring costs in connection with the second Imagyn acquisition.

On August 3, 2001, we purchased the real estate partnerships which own the Largo, Florida property leased by our Linvatec subsidiary for an aggregate purchase price of $22,782,000 (the "Largo acquisition"). In connection with the acquisition, we assumed the existing debt on the property and financed the remainder with the seller. The assumed debt on the property consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The seller-financed note bears interest at 6.50% per annum with monthly payments of principal and interest through July 2013 (the "Seller note"). The principal balances assumed on the Class A note, Class C note and Seller note aggregate $12,185,000, $6,254,000 and $4,228,000, respectively, at the date of acquisition.

Note 7 - Nonrecurring charges

During the quarter ended June 2000, we announced we would replace our arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, we incurred a severance charge of $1,509,000, before income taxes, or $.04 per diluted share, in the second quarter of 2000. This nonrecurring charge is included in selling and administrative expense.

During the quarter ended September 2001, we incurred various nonrecurring charges in connection with the second Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled $886,000, before income taxes, or $.02 per diluted share in the third quarter of 2001 and are included in cost of sales. We expect an additional $500,000 of such costs in the fourth quarter of 2001.

Note 8 - Common stock dividend

On August 8, 2001, our Board of Directors declared a three-for-two split of our common stock to be effected in the form of a common stock dividend. This dividend was payable on September 7, 2001 to shareholders of record on August 21, 2001. Accordingly, common stock, the number of shares outstanding, earnings per share, and the number of shares used in the calculation of earnings per share have all been restated to retroactively reflect the split.

Note 9 - Subsequent events

On November 1, 2001, we established a five-year accounts receivable securitization facility pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit. Sale of these receivables will be reflected in the balance sheet as a reduction in accounts receivable. Creditors of CRC have a claim to its assets before any equity becomes available to us. We used the initial $40.0 million in proceeds from the facility to repay a portion of our loans under our bank credit facility.

Note 10 - New accounting pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective for us July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill and certain intangibles, including goodwill and certain intangibles recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill and certain intangibles recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. We are currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

Note 11 - Guarantor financial statements

Our credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of our subsidiaries except CRC (the "Subsidiary Guarantors"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and for the Company as of December 2000 and September 2001 and for the three and nine months ended September 2000 and 2001.

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                  December 2000
                                 (in thousands)

                                              Parent
                                              Company        Subsidiary                      Company
                                               Only          Guarantors     Eliminations      Total
                                               ----          ----------     ------------      -----
ASSETS
Current assets:
      Cash and cash equivalents .......      $      --       $   3,470       $      --       $   3,470
      Accounts receivable, net ........         35,218          43,408              --          78,626
      Inventories .....................         20,174          84,438              --         104,612
      Deferred income taxes ...........          1,761              --              --           1,761
      Prepaid expenses and other
            current assets ............            598           2,964              --           3,562
                                             ---------       ---------       ---------       ---------
              Total current assets ....         57,751         134,280              --         192,031
                                             ---------       ---------       ---------       ---------
Property, plant and equipment, net ....         38,275          24,175              --          62,450
Goodwill, net .........................         61,651         164,150              --         225,801
Other intangible assets, net ..........          7,498         187,510              --         195,008
Other assets ..........................        473,408           5,217        (474,344)          4,281
                                             ---------       ---------       ---------       ---------
      Total assets ....................      $ 638,583       $ 515,332       $(474,344)      $ 679,571
                                             =========       =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt      $  36,068       $      --       $      --       $  36,068
      Accounts payable ................          4,398          15,952              --          20,350
      Accrued compensation ............          2,147           7,766              --           9,913
      Income taxes payable ............          1,338             641              --           1,979
      Accrued interest ................          5,130              --              --           5,130
      Other current liabilities .......          1,890           2,946              --           4,836
                                             ---------       ---------       ---------       ---------
          Total current liabilities ...         50,971          27,305              --          78,276
                                             ---------       ---------       ---------       ---------

Long-term debt ........................        342,680              --              --         342,680
Deferred income taxes .................         12,154              --              --          12,154
Other long-term liabilities ...........          2,175         349,295        (335,612)         15,858
                                             ---------       ---------       ---------       ---------
      Total liabilities ...............        407,980         376,600        (335,612)        448,968
                                             ---------       ---------       ---------       ---------

Shareholders' equity:
      Preferred stock .................             --              --              --              --
      Common stock ....................            230               1              (1)            230
      Paid-in capital .................        127,985              --              --         127,985
      Retained earnings ...............        103,834         139,758        (139,758)        103,834
      Accumulated other comprehensive
            loss ......................         (1,027)         (1,027)          1,027          (1,027)
      Less common stock in
     treasury, at cost ................           (419)             --              --            (419)
                                             ---------       ---------       ---------       ---------
            Total shareholders' equity         230,603         138,732        (138,732)        230,603
                                             ---------       ---------       ---------       ---------
              Total liabilities and
            shareholders' equity ......      $ 638,583       $ 515,332       $(474,344)      $ 679,571
                                             =========       =========       =========       =========

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 September 2001
                                 (in thousands)
                                   (unaudited)

                                               Parent
                                               Company       Subsidiary                       Company
                                                Only         Guarantors    Eliminations        Total
                                                ----         ----------    ------------        -----
ASSETS
Current assets:
      Cash and cash equivalents .......      $      --       $   2,015       $      --       $   2,015
      Accounts receivable, net ........         37,252          48,467              --          85,719
      Inventories .....................         22,747          84,590              --         107,337
      Deferred income taxes ...........          1,761              --              --           1,761
      Prepaid expenses and other
            current assets ............            920           2,886              --           3,806
                                             ---------       ---------       ---------       ---------
              Total current assets ....         62,680         137,958              --         200,638
                                             ---------       ---------       ---------       ---------
Property, plant and equipment, net ....         45,927          45,971              --          91,898
Goodwill, net .........................         86,760         164,814              --         251,574
Other intangible assets, net ..........          7,727         182,331              --         190,058
Other assets ..........................        478,923          40,736        (514,486)          5,173
                                             ---------       ---------       ---------       ---------
      Total assets ....................      $ 682,017       $ 571,810       $(514,486)      $ 739,341
                                             =========       =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt      $  38,463       $   1,118       $      --       $  39,581
      Accounts payable ................          4,478          15,836              --          20,314
      Accrued compensation ............          3,443           6,450              --           9,893
      Income taxes payable ............          1,243             135              --           1,378
      Accrued interest ................          2,274             267              --           2,541
      Other current liabilities .......          2,653           2,745              --           5,398
                                             ---------       ---------       ---------       ---------
          Total current liabilities ...         52,554          26,551              --          79,105
                                             ---------       ---------       ---------       ---------

Long-term debt ........................        327,284          21,542              --         348,826
Deferred income taxes .................         19,318              --              --          19,318
Other long-term liabilities ...........          7,054         372,832        (363,601)         16,285
                                             ---------       ---------       ---------       ---------
      Total liabilities ...............        406,210         420,925        (363,601)        463,534
                                             ---------       ---------       ---------       ---------

Shareholders' equity:
      Preferred stock .................             --              --              --              --
      Common stock ....................            252               1              (1)            252
      Paid-in capital .................        159,415              --              --         159,415
      Retained earnings ...............        120,586         152,768        (152,768)        120,586
      Accumulated other comprehensive
            loss ......................         (4,027)         (1,884)          1,884          (4,027)
      Less common stock in
     treasury, at cost ................           (419)             --              --            (419)
                                             ---------       ---------       ---------       ---------
            Total shareholders' equity         275,807         150,885        (150,885)        275,807
                                             ---------       ---------       ---------       ---------
              Total liabilities and
            shareholders' equity ......      $ 682,017       $ 571,810       $(514,486)      $ 739,341
                                             =========       =========       =========       =========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended September 2000
                                 (in thousands)
                                   (unaudited)


                                            Parent
                                           Company     Subsidiary                     Company
                                             Only      Guarantors    Eliminations      Total
                                             ----      ----------    ------------      -----
Net sales ..........................      $ 17,577      $ 75,261      $     --       $ 92,838
                                          --------      --------      --------       --------

Cost of sales ......................         9,961        34,175            --         44,136

Selling and administrative expense .         5,577        25,918            --         31,495

Research and development expense ...           508         3,601            --          4,109
                                          --------      --------      --------       --------

                                            16,046        63,694            --         79,740
                                          --------      --------      --------       --------

Income from operations .............         1,531        11,567            --         13,098

Interest expense, net ..............            --         8,834            --          8,834
                                          --------      --------      --------       --------

Income before income taxes .........         1,531         2,733            --          4,264

Provision for income taxes .........           551           984            --          1,535
                                          --------      --------      --------       --------

Income before equity in earnings
  of unconsolidated subsidiaries ...           980         1,749            --          2,729

Equity in earnings of unconsolidated
  subsidiaries .....................         1,749            --        (1,749)            --
                                          --------      --------      --------       --------

Net income .........................      $  2,729      $  1,749      $ (1,749)      $  2,729
                                          ========      ========      ========       ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended September 2001
                                 (in thousands)
                                   (unaudited)

                                           Parent
                                           Company     Subsidiary                     Company
                                            Only       Guarantors    Eliminations      Total
                                            ----       ----------    ------------      -----
Net sales ..........................      $ 24,715      $ 80,603       $     --      $105,318
                                          --------      --------       --------      --------

Cost of sales ......................        14,342        36,990            --         51,332

Selling and administrative expense .         7,970        27,059            --         35,029

Research and development expense ...           332         3,159            --          3,491
                                          --------      --------       --------      --------

                                            22,644        67,208             --        89,852
                                          --------      --------       --------      --------

Income from operations .............         2,071        13,395            --         15,466

Interest expense, net ..............            --         7,630            --          7,630
                                          --------      --------       --------      --------

Income before income taxes .........         2,071         5,765            --          7,836

Provision for income taxes .........           746         2,075            --          2,821
                                          --------      --------       --------      --------

Income before equity in earnings
  of unconsolidated subsidiaries ...         1,325         3,690            --          5,015

Equity in earnings of unconsolidated
  subsidiaries .....................         3,690            --        (3,690)            --
                                          --------      --------       --------      --------

Net income .........................      $  5,015      $  3,690      $ (3,690)      $  5,015
                                          ========      ========       ========      ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Nine Months Ended September 2000
                                 (in thousands)
                                   (unaudited)

                                            Parent
                                            Company      Subsidiary                       Company
                                             Only        Guarantors   Eliminations         Total
                                             ----        ----------   ------------         -----
Net sales ..........................      $  57,124      $ 236,403      $      --       $ 293,527
                                          ---------      ---------      ---------       ---------

Cost of sales ......................         31,933        108,191             --         140,124

Selling and administrative expense .         16,234         79,270             --          95,504

Research and development expense ...          1,465          9,622             --          11,087
                                          ---------      ---------      ---------       ---------

                                             49,632        197,083             --         246,715
                                          ---------      ---------      ---------       ---------

Income from operations .............          7,492         39,320             --          46,812

Interest expense, net ..............             --         25,477             --          25,477
                                          ---------      ---------      ---------       ---------

Income before income taxes .........          7,492         13,843             --          21,335

Provision for income taxes .........          2,697          4,984             --           7,681
                                          ---------      ---------      ---------       ---------

Income before equity in earnings
  of unconsolidated subsidiaries ...          4,795          8,859             --          13,654

Equity in earnings of unconsolidated
  subsidiaries .....................          8,859             --         (8,859)             --
                                          ---------      ---------      ---------       ---------

Net income .........................      $  13,654      $   8,859      $  (8,859)      $  13,654
                                          =========      =========      =========       =========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Nine Months Ended September 2001
                                 (in thousands)
                                   (unaudited)


                                            Parent
                                            Company       Subsidiary                     Company
                                             Only         Guarantors   Eliminations       Total
                                             ----         ----------   ------------       -----
Net sales ..........................      $  65,688      $ 249,710      $      --       $ 315,398
                                          ---------      ---------      ---------       ---------

Cost of sales ......................         38,641        112,330             --         150,971

Selling and administrative expense .         20,135         83,645             --         103,780

Research and development expense ...          1,064          9,599             --          10,663
                                          ---------      ---------      ---------       ---------

                                             59,840        205,574             --         265,414
                                          ---------      ---------      ---------       ---------

Income from operations .............          5,848         44,136             --          49,984

Interest expense, net ..............             --         23,809             --          23,809
                                          ---------      ---------      ---------       ---------

Income before income taxes .........          5,848         20,327             --          26,175

Provision for income taxes .........          2,106          7,317             --           9,423
                                          ---------      ---------      ---------       ---------

Income before equity in earnings
  of unconsolidated subsidiaries ...          3,742         13,010             --          16,752

Equity in earnings of unconsolidated
  subsidiaries .....................         13,010             --        (13,010)             --
                                          ---------      ---------      ---------       ---------

Net income .........................      $  16,752      $  13,010      $ (13,010)      $  16,752
                                          =========      =========      =========       =========

                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        Nine Months Ended September 2000
                                 (in thousands)
                                   (unaudited)

                                                Parent
                                                Company      Subsidiary                     Company
                                                 Only        Guarantors    Eliminations      Total
                                                 ----        ----------    ------------      -----
Net cash flows from operating
 activities .............................      $  4,529       $ 12,521       $     --       $ 17,050
                                               --------       --------       --------       --------
Cash flows from investing activities:
  Distributions from subsidiaries .......         9,498             --         (9,498)            --
  Purchases of property, plant and
            equipment ...................        (9,383)        (2,486)            --        (11,869)
                                               --------       --------       --------       --------
              Net cash provided (used)
                by investing activities .           115         (2,486)        (9,498)       (11,869)
                                               --------       --------       --------       --------

Cash flows from financing:
      Distributions to parent ...........            --         (9,498)         9,498             --
      Borrowings under revolving
            credit facility .............        19,000             --             --         19,000
      Proceeds from issuance of
            common stock ................           448             --             --            448
      Payments on long-term debt ........       (24,690)            --             --        (24,690)
                                               --------       --------       --------       --------
              Net cash provided (used) by
           financing activities .........        (5,242)        (9,498)         9,498         (5,242)
                                               --------       --------       --------       --------

Effect of exchange rate changes on cash
  and cash equivalents ..................            --           (378)            --           (378)
                                               --------       --------       --------       --------

Net increase (decrease) in cash and
 cash equivalents .......................          (598)           159             --           (439)

Cash and cash equivalents at
 beginning of period ....................           598          3,149             --          3,747
                                               --------       --------       --------       --------

Cash and cash equivalents at
 end of period ..........................      $     --       $  3,308       $     --       $  3,308
                                               ========       ========       ========       ========

                               CONMED CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Nine Months Ended September 2001
                                 (in thousands)
                                   (unaudited)

                                               Parent
                                               Company      Subsidiary                     Company
                                                Only        Guarantors    Eliminations      Total
                                                ----        ----------    ------------      -----
Net cash flows from operating
 activities ............................      $  5,092       $ 18,480       $     --       $ 23,572
                                              --------       --------       --------       --------


Cash flows from investing activities:
  Distributions from subsidiaries ......        15,990             --        (15,990)            --
  Purchases of property, plant and
            equipment ..................        (9,639)        (3,065)            --        (12,704)
                                              --------       --------       --------       --------
              Net cash provided (used)
                 by investing activities         6,351         (3,065)       (15,990)       (12,704)
                                              --------       --------       --------       --------

Cash flows from financing:
      Distributions to parent ..........            --        (15,990)        15,990             --
      Borrowings under revolving
            credit facility ............        14,000             --             --         14,000
      Proceeds from issuance of
            common stock ...............         1,591             --             --          1,591
      Payments on long-term debt .......       (27,034)            --             --        (27,034)
                                              --------       --------       --------       --------
              Net cash provided (used)by
           financing activities ........       (11,443)       (15,990)        15,990        (11,443)
                                              --------       --------       --------       --------

Effect of exchange rate changes on cash
  and cash equivalents .................            --           (880)            --           (880)
                                              --------       --------       --------       --------

Net decrease in cash and
 cash equivalents ......................            --         (1,455)            --         (1,455)

Cash and cash equivalents at
 beginning of period ...................            --          3,470             --          3,470
                                              --------       --------       --------       --------

Cash and cash equivalents at
 end of period .........................      $     --       $  2,015       $     --       $  2,015
                                              ========       ========       ========       ========

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

Three months ended September 2001 compared to three months ended September 2000

Sales for the quarter ended September 2001 were $105.3 million, an increase of 13.5% compared to sales of $92.8 million in the same quarter a year ago.

Sales in our orthopaedic businesses grew 4.4% to $63.8 million from $61.1 million in the comparable quarter last year. Arthroscopy sales, which represent approximately 58.2% of total orthopaedic revenues, grew 11.4% to $37.1 million from $33.3 million in the same period a year ago. Powered surgical instrument sales, which represent approximately 41.8% of orthopaedic revenues, declined 4.0% to $26.7 million from $27.8 million in the same quarter last year. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth in the third quarter of 2001 would have been approximately 5.5% compared with the third quarter of 2000.

Patient care sales for the three months ended September 2001 were $16.8 million, a 5.0% increase from $16.0 million in the same period a year ago, as sales of our ECG and surgical suction product lines improved compared to the same period a year ago.

Electrosurgery sales for the three months ended September 2001 were $16.8 million, an increase of 17.5% from $14.3 million in the third quarter of last year, reflecting improved capital and disposable product sales.

Endoscopy sales for the three months ended September 2001 were $7.9 million, an increase of 464% from $1.4 million in the third quarter of last year. Excluding the impact of the Imagyn acquisitions (Note 6 to the consolidated condensed financial statements), the increase in sales was approximately 12.4%.

Cost of sales increased to $51,332,000 in the current quarter as compared to $44,136,000 in the same quarter a year ago, primarily as a result of the increased sales volumes described above. As discussed in Note 7 to the consolidated condensed financial statements, during the quarter ended September 2001, we incurred various nonrecurring charges in connection with the second Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled $886,000 in the third quarter of 2001 and are included in cost of sales. Excluding the impact of these non-recurring adjustments, cost of sales was $50,446,000. Gross margin percentage for the third quarter 2001, excluding the Imagyn-related charges, was 52.1% compared to 52.5% in the third quarter of 2000. The decrease in gross margin percentage is primarily a result of product mix, as sales in the higher gross margin orthopaedic product lines declined to 60.6% of total sales in the quarter ended September 2001 compared to 65.8% in the quarter ended September 2000.

Selling and administrative expenses increased to $35,029,000 in the third quarter of 2001 as compared to $31,495,000 in the third quarter of 2000. As a percentage of sales, selling and administrative expenses totaled 33.3% in the third quarter of 2001,consistent with 33.9% in the third quarter of 2000. The increase in selling and administrative expense is a result of higher commissions and other selling expenses in the third quarter of 2001 as compared to the third quarter of 2000 associated with the increased sales volumes described above.

Research and development expense decreased to $3,491,000 in the third quarter of 2001 as compared to $4,109,000 in the third quarter of 2000. As a percentage of sales, research and development expense decreased to 3.3% in the current quarter compared to 4.4% in the same quarter a year ago.

Interest expense in the third quarter of 2001 was $7,630,000 compared to $8,834,000 in the third quarter of 2000. The decrease in interest expense is primarily a result of lower weighted average interest rates on our term loans and revolving credit facility which have declined to 5.66% and 5.62%, respectively at September 2001 as compared to 8.53% and 8.93%, respectively at September 2001 resulting in decreased interest expense. (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Nine months ended September 2001 compared to nine months ended September 2000

Sales for the nine months ended September 2001 were $315.4 million, an increase of 7.5% compared to sales of $293.5 million in the same quarter a year ago.

Sales in our orthopaedic businesses grew 4.4% to $201.0 million from $192.6 million in the comparable period last year. Arthroscopy sales, which represent approximately 57.4% of total orthopaedic revenues, grew 6.0% to $115.3 million from $108.8 million in the same period a year ago. Powered surgical instrument sales, which represent approximately 42.6% of orthopaedic revenues, grew 2.3% to $85.7 million from $83.8 million in the same period last year. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth in the first nine months of 2001 would have been approximately 6.0% compared with the first nine months of 2000.

Patient care sales for the nine months ended September 2001 were $52.0 million, a 1.0% increase from $51.5 million in the same period a year ago, reflecting modest increases in sales of our ECG and surgical suction product lines.

Electrosurgery sales for the nine months ended September 2001 were $48.9 million, an increase of 8.7% from $45.0 million in the first nine months of last year, reflecting improved generator and disposable product sales.

Endoscopy sales for the nine months ended September 2001 were $13.4 million, an increase of 212% from $4.3 million in the same period a year ago. Excluding the impact of the Imagyn acquisitions (Note 6 to the consolidated condensed financial statements), the increase in sales was approximately 9.5%.

Cost of sales increased to $150,971,000 in the nine months ended September 2001 compared to $140,124,000 in the same period a year ago, primarily as a result of the increased sales volumes described above. As discussed in Note 7 to the consolidated condensed financial statements, during the quarter ended September 2001, we incurred various nonrecurring charges in connection with the second Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled $886,000 in the third quarter of 2001 and are included in cost of sales. Excluding the impact of these non-recurring adjustments, cost of sales for the nine months ended September 2001 was $150,085,000. Gross margin percentage for the nine months ended September 2001, excluding the Imagyn-related charges, was 52.4% comparable with the 52.3% experienced in the same period a year ago.

Selling and administrative expenses increased to $103,780,000 in the first nine months of 2001 as compared to $95,504,000 in the first nine months of 2000. As a percentage of sales, selling and administrative expenses totaled 32.9% in the first nine months of 2001, consistent with 32.5% in the first nine months of 2000. The increase in selling and administrative expense is a result of higher commissions and other selling expenses in the first nine months of 2001 as compared to 2000 associated with the increased sales volumes described above.

Research and development expense decreased to $10,663,000 in the first nine months of 2001 as compared to $11,087,000 in the first nine months of 2000. As a percentage of sales, research and development expense decreased to 3.4% in the current period compared to 3.8% in the same period a year ago.

Interest expense in the first nine months of 2001 was $23,809,000 compared to $25,477,000 in the first nine months of 2000. The decrease in interest expense is primarily a result of lower weighted average interest rates on our term loans and revolving credit facility which have declined, to 5.66% and 5.62%, respectively, at September 2001 as compared to 8.53% and 8.93%, respectively, at September 2000 resulting in decreased interest expense. (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Liquidity and Capital Resources

Our net working capital position increased to $121,533,000 at September 2001 compared to $113,755,000 at December 2000. The increase in net working capital is largely a result of increases in accounts receivable and inventories at September 2001 compared to December 2000 as a result of higher overall sales levels in 2001 compared to 2000 and the effects of the second Imagyn acquisition.

Net cash used by investing activities for the nine months ended September 2001 and 2000 consisted of $12,704,000 and $11,869,000, respectively, in capital expenditures.

Financing activities during the nine months ended September 2001 consisted primarily of scheduled payments of $27,034,000 on our term loans and $14,000,000 in borrowings on our revolving credit facility. Financing activities during the nine months ended September 2000 consisted primarily of scheduled payments of $24,690,000 on our term loans and $19,000,000 in borrowings on our revolving credit facility.

Our term loans under our credit facility at September 2001 aggregate $173,952,000. Our term loans are repayable quarterly over remaining terms of approximately four years. Our credit facility also includes a $100,000,000 revolving credit facility which expires and is expected to be renegotiated prior to December 2002, of which

$39,000,000 was available at September 2001. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the credit facility provide for increase and decrease to this interest rate spread based on our operating results. The weighted average interest rates at September 2001 under the term loans and the revolving credit facility were 5.66% and 5.62%, respectively. Additionally, we are obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility.

The credit facility is collateralized by all of our personal property, except for our accounts receivable and related rights, which are pledged in connection with the accounts receivable securitization facility described below. The credit facility contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We are also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales. Mandatory prepayments are to be applied first to the prepayment of the term loans and then to reduce borrowings under the revolving credit facility.

The Notes are in aggregate principal amount of $130,000,000 and have a maturity date of March 15, 2008. The Notes bear interest at 9.0% per annum which is payable semi-annually. The indenture governing the Notes has certain restrictive covenants and provides for, among other things, mandatory and optional redemptions by us.

The credit facility and Notes are guaranteed by each of our subsidiaries except CRC. The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations on a joint and several basis. Each Subsidiary Guarantor is wholly-owned by CONMED Corporation. Under the credit facility and Note indenture, our subsidiaries except CRC are subject to the same covenants and restrictions that apply to us (except that the Subsidiary Guarantors are permitted to make dividend payments and distributions, including cash dividend payments, to us or another Subsidiary Guarantor).

The principal balances outstanding related to the Largo acquisition, discussed in Note 6 to the consolidated condensed financial statements, aggregated $12,185,000, $6,275,000 and $4,200,000, at September 2001 on the Class A note,
Class C note and Seller note respectively, which are secured by, among other things, recorded and unrecorded mortgage liens on the Largo property.

As discussed in Note 9 to the consolidated condensed financial statements, on November 1, 2001, we established a five-year accounts receivable securitization facility. We used the initial $40.0 million in proceeds from the facility to repay a portion of our loans under the credit facility.

We use an interest rate swap, a form of derivative financial instrument, to manage interest rate risk. We have designated as a cash-flow hedge, an interest rate swap which effectively converts $50,000,000 of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in June 2003 and is included in liabilities on the balance sheet with a fair value approximating $3,348,000. There were no material changes in our market risk during the quarter ended September 2001. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the year ended December 2000, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Item 6. Exhibits and Reports on Form 8-K




List of Exhibits

Exhibit No.    Description of Instrument
-----------    -------------------------

   10.1 The Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation
              (included in EDGAR filing only)

   10.2 The Receivables Purchase Agreement dated November 1, 2001 among CONMED Receivables Corporation, Blue Keel Funding, LLC and Fleet National Bank (included in EDGAR filing only)

Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CONMED CORPORATION
                                              (Registrant)




Date:  November 13, 2001




                                            /s/ Robert D. Shallish, Jr.
                                            -----------------------------
                                            Robert D. Shallish, Jr.
                                            Vice President - Finance
                                            (Principal Financial Officer)

                                  Exhibit Index

                                                                                  Sequential Page
Exhibit                                                                                Number
-------                                                                                ------

10.1  The Purchase and Sale Agreement dated November 1, 2001 among CONMED
      Corporation, et al and CONMED Receivables Corporation                     (included in EDGAR
                                                                                 filing only)

10.2  The Receivables Purchase Agreement dated November 1, 2001 among CONMED
      Receivables Corporation, Blue Keel Funding, LLC and Fleet National Bank.
                                                                                (included in EDGAR
                                                                                     filing only)