Form 10-K
period 2001-12-31
CONMED CORP
filed 2002-03-29
CIK 816956

Securities and Exchange Commission
                                Washington, D.C.
                                     20549

                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

     The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $521,890,870 based upon the closing price of the Company's common stock, which was $20.57 on February 26, 2002.

     The number of shares of the Registrant's $0.01 par value common stock outstanding as of February 26, 2002 was 25,371,457.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 5, 2002 for the annual meeting of stockholders to be held May 14, 2002, are incorporated by reference into Part III.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-K

                                      Part I
Item Number                                                           Page
-----------                                                           ----

Item 1.          Business                                               2
Item 2.          Properties                                            19
Item 3.          Legal Proceedings                                     20
Item 4.          Submission of Matters to a Vote of Security Holders   20

                                     Part II

Item 5.         Market for the Registrant's  Common Stock and Related
                      Stockholder Matters                               21
Item 6.         Selected Financial Data                                 22
Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     24
Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk                                             30
Item 8.         Financial Statements and Supplementary Data             31
Item 9.         Changes in and  Disagreements with Accountants on
                Accounting and  Financial Disclosure                    31

                                    Part III

Item 10.        Directors and Executive Officers of the Registrant      32
Item 11.        Executive Compensation                                  32
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management                                              32
Item 13.        Certain Relationships   and Related Transactions        32

                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports     33
                on Form 8-K

Signatures                                                              34

Exhibit Index                                                           35

CONMED CORPORATION

Item 1. Business
Forward Looking Statements

     This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED", the "Company", "we" or "us" - references to "CONMED", "Company", "we" or "us" shall be deemed to include our subsidiaries unless the context otherwise requires) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

     When used in this Form 10-K, the words "estimate", "project", "believe", "anticipate", "intend", "expect" and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption "Item 1: Business - Risk Factors" and elsewhere in this Form 10-K that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

     See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations " and "Item 1: - Business" for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

General

     CONMED Corporation is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine, and powered surgical instruments (drills and saws), for orthopaedic, ENT, neuro-surgery and other surgical specialties. We are also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers, and a full line of ECG electrodes for heart monitoring and other patient care products. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

     We have used strategic business acquisitions to broaden our product offerings, to increase our market share in certain product lines and to realize economies of scale. During the last five years, we have completed six strategic business acquisitions. The completed acquisitions, together with internal growth, have resulted in a compound annual growth rate in net sales of 32% between 1997 and 2001.

Industry

     The number of surgical procedures performed in the United States is increasing. This growth in surgical procedures reflects demographic trends, such as the aging of the population, and technological advancements which result in safer and less invasive surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. Sales of surgical products represented over 85% of our total 2001 sales. See "Item 1: Business-Our Products".

     In response to rising health care costs, managed care companies and other payers have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery. To reduce costs, health care providers use minimally-invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. Many of our products are designed for use in minimally invasive surgical procedures. See "Item 1: Business-Our Products". Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care. Approximately 75% of our sales are derived from single-use disposable products.

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

     We believe that foreign markets offer growth opportunities for our products. As economic conditions improve in developing countries, expenditures on health care are expected to rise. We currently distribute our products through our own sales subsidiaries or through local dealers in over 100 foreign countries. International sales represent approximately 29% of total sales in 2001.

Our Products

     The following table sets forth the percentage of net sales for each category of our products for 1999, 2000 and 2001:


                                  1999      2000      2001
                                  ----      ----      ----
Arthroscopy                        38%       36%       36%
Powered surgical instruments       23        29        27
Electrosurgery                     17        16        16
Patient Care                       21        17        16
Endoscopy                           1         2         5
                                  ----      ----      ----
Total                             100%      100%      100%
                                  ====      ====      ====


Arthroscopy

     We offer a broad line of devices and products for use in arthroscopic surgery. Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally-invasive arthroscopes and related instruments. Minimally-invasive arthroscopy procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings. About 75% of all arthroscopy is performed on the knee, although arthroscopic procedures are increasingly performed on smaller joints (such as the wrist and ankle) and shoulders.

     Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, fluid management systems, imaging products, implants and related disposable products. It is our standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge. These capital placements allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing. We have benefited from the introduction of new products and new technologies in the arthroscopic area, such as bioresorbable screws, ablators, "push-in" and "screw-in" suture anchors, resection shavers and cartilage repair implants.

     The majority of arthroscopic procedures are performed to repair injuries that have occurred in the joint areas of the body. Many of these injuries are the result of sports related events or other traumas. This explains why arthroscopy is sometimes referred to as sports medicine.

--------------------------------------------------------------------------------
                                   Arthroscopy
--------------------------------------------------------------------------------
Product                         Description                         Brand Name
--------------------------------------------------------------------------------
Ablators and Shaver     Electrosurgical ablators and resection     Advantage(TM)
Ablators                ablators to resect and remove soft         ESA(TM)
                        tissue and bone; used in knee,             Sterling(R)
                        shoulder and small joint surgery.          UltrAblator(TM)
                                                                   Heatwave(TM)
                                                                   Trident(TM)

Knee Reconstructive     Products used in cruciate                  Paramax(R)
Systems                 reconstructive surgery; includes           Pinn-ACL(R)
                        instrumentation, screws, pins and          GraFix(TM)
                        ligament harvesting and preparation
                        devices.

Soft Tissue Repair      Instrument systems designed to attach      Spectrum(R)
Systems                 specific torn or damaged soft tissue       Inteq(R)
                        to bone or other soft tissue in the        Shuttle Relay(TM)
                        knee, shoulder and wrist; includes         Blitz(R)
                        instrumentation, guides, hooks and
                        suture devices.

Fluid Management        Disposable tubing sets, disposable and     Apex(R)
Systems                 reusable inflow devices, pumps and         Quick-Flow(R)
                        suction/waste management systems for       Quick-Connect(R)
                        use in arthroscopic and general
                        surgeries.

Imaging                 Surgical video systems for endoscopic      Apex(R)
                        procedures; includes autoclavable          8180 Series
                        single and three-chip camera heads and
                        consoles, endoscopes, light sources,
                        monitors, VCRs and printers.


Implants                Products including bioabsorbable and       BioScrew(R)
                        metal interference screws and suture       BioStinger(R)
                        anchors for attaching soft tissue to       BioAnchor(R)
                        bone in the knee, shoulder and wrist       BioTwist(R)
                        as well as miniscal repair.                Ultrafix(R)
                                                                   Revo(R)
                                                                   Super Revo(R)


Other Instruments and   Forceps, graspers, punches, probes,        Shutt(R)
Accessories             sterilization cases and other general      Concept(R)
                        instruments for arthroscopic               TractionTower(R)
                        procedures.
-----------------------------------------------------------------------------------


Powered Surgical Instruments

     Powered surgical instruments are used to perform orthopaedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming and are driven by electric, battery or pneumatic power. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reuse items (e.g., burs, saw blades, drills and reamers). Powered instruments are generally categorized as either small bone, large bone or specialty powered instruments. Speciality powered instruments include surgical applications such as spine, neurosurgery, otolaryngology (ENT), oral/maxillofacial surgery, and cardiothoracic surgery.

     Our line of powered instruments is sold principally under the Hall Surgical brand name, for use in large and small bone orthopaedic, arthroscopic, oral/maxillofacial, podiatric, plastic, otolaryngologic, neurological, spine and cardiothoracic surgeries. Large bone, neurosurgical, spine and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physician offices. Our Linvatec subsidiary has devoted substantial resources to developing a new technology base for large bone, small bone, arthroscopic, neurosurgical, spine and otolaryngological instruments that can be easily adapted and modified for new procedures.

--------------------------------------------------------------------------------
                          Powered Surgical Instruments
--------------------------------------------------------------------------------

Product                          Description                      Brand Name
--------------------------------------------------------------------------------
Large Bone              Powered saws, drills and related        Hall(R) Surgical
                        disposable accessories for use          MaxiDriver(TM)
                        primarily in total knee and hip joint   VersiPower(R)Plus
                        replacements and trauma surgical        Series 4(R)
                        procedures.                             PowerPro(TM)
                                                                Advantage(TM)


Small Bone              Powered saws, drills and related        Hall(R)Surgical
                        disposable accessories for small bone   E9000(R)
                        and joint surgical procedures.          MiniDriver(TM)
                                                                MicroChoice(R)
                                                                Micro 100(TM)
                                                                Advantage(TM)

Otolaryngology          Specialty powered saws, drills and      Hall(R) Surgical
Neurosurgery            related disposable accessories for use  E9000(R)
Spine                   in neurosurgery, spine, and             UltraPower(R)
                        otolaryngologic procedures.             Hall Osteon(R)
                                                                Hall Ototome(R)


Cardiothoracic          Powered sternum saws, drills, and       Hall(R)Surgical
Oral/maxillofacial      related disposable accessories for use  E9000(R)
                        by cardiothoracic and                   UltraPower(R)
                        oral/maxillofacial surgeons.            Micro 100(TM)
                                                                VersiPower(R)Plus
--------------------------------------------------------------------------------

Electrosurgery

     Electrosurgery is the technique of using a high-frequency electric current which, when applied to tissue through special instruments, can be used to cut tissue, coagulate, or cut and coagulate simultaneously. Radio frequency ("RF") is the form of high frequency electric current that is used in electrosurgery. An electrosurgical system consists of a generator, an active electrode in the form of a cautery pencil or other instrument which the surgeon uses to apply the current from the generator to the target tissue and a ground pad to safely return the current to the generator. Electrosurgery is routinely used in most forms of surgery, including general, dermatologic, thoracic, orthopaedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and other endoscopic procedures.

     Our electrosurgical products include electrosurgical pencils and blades, ground pads, generators, the argon-beam coagulation system (ABC)(R), and related disposable products. ABC(R) technology is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the electrical current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC(R) over traditional electrosurgical coagulation in certain clinical situations, including open-heart, liver, spleen and trauma surgery.


--------------------------------------------------------------------------------
                                 Electrosurgery
--------------------------------------------------------------------------------

Product                          Description              Brand Name
--------------------------------------------------------------------------------
Pencils             Disposable and reusable instruments     Hand-trol(R)
                    designed to deliver high-frequency      Gold Line(R)
                    electric current to cut and/or          Clear Vac(R)
                    coagulate tissue.

Ground Pads         Disposable ground pads to safely        Macrolyte(R)
                    return the current to the generator;    Bio-gard(R)
                    available in adult, pediatric and       SureFit(TM)
                    infant sizes.

Blades              Surgical blades with accessory          Ultra Clean(TM)
                    electrode that uses a proprietary
                    coating to eliminate tissue buildup on
                    the blade during surgery.

Generators          Monopolar and bipolar generators for    EXCALIBUR Plus PC(R)
                    surgical procedures performed in a      SABRE(R)
                    physician's office or clinic setting.   Hyfrecator(R)2000

Argon Beam          Specialized electrosurgical             ABC(R)
Coagulation         generators, disposable hand pieces and  Beamer Plus(R)
Systems             ground pads for enhanced non-contact    System 7500(R)
                    coagulation of tissue.                  ABC Flex(R)

--------------------------------------------------------------------------------

Endoscopy

     Endoscopic surgery (also called Laparoscopic surgery) is surgery performed without a major incision, which results in less trauma for the patient and produces important cost savings as a result of reduced hospitalization and therapy. Endoscopic surgery is performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During a procedure, devices called trocars are used to puncture the abdominal wall and then are removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for camera systems and surgical instruments. Some of our endoscopic instruments are "reposable", which means that the instrument has a disposable and a reusable component.

     Our Endoscopy products include the Reflex(R) clip applier for vessel and duct ligation, UNIVERSAL S/I(TM) (suction/irrigation) and UNIVERSAL PLUS(R) laparoscopic instruments, and specialized, suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the TroGARD Finesse(R) which incorporates a blunt-tipped version of a trocar. The TroGARD Finesse(R) dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars. This results in smaller wounds, and less bleeding. We also market cutting trocars, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles, linear cutters and staplers, and ABC(R) handpieces for use in laparoscopic surgery. Disposable skin staplers are used to close large skin incisions with surgical staples eliminating the time consuming suturing process.

-------------------------------------------------------------------------------
                                 Endoscopy
-------------------------------------------------------------------------------

Product                  Description                          Brand Name
-------------------------------------------------------------------------------

Trocars              Disposable and reposable devices used    Finesse(R)
                     to puncture the abdominal wall to        Reflex(R)
                     provide access to the abdominal cavity
                     for camera systems and instruments.


Multi-functional     Instruments for cutting and              Detach a Port(R)
Electrosurgery and   coagulating tissue by delivering high-   Universal(TM)
Suction/Irrigation   frequency current. Instruments that      Universal Plus(TM)
instruments          deliver irrigating fluid to the tissue
                     and remove blood and fluids from the
                     internal operating field.

Clip Appliers        Disposable devices for ligating blood    FloVac(R)
                     vessels and ducts by placing a           Reflex(R)
                     titanium clip on the vessel

Laparoscopic         Scissors, graspers                       Detach a Tip(R)
Instruments

Skin Staplers        Disposable devices that place surgical   Reflex(R)
                     staples to close a surgical incision.

Microlaparoscopy     Small laparoscopes and instruments for   MicroLap(R)
scopes and           doing surgery through very small
instruments          incisions.

--------------------------------------------------------------------------------

Patient Care

     We manufacture a variety of patient care products for use in monitoring cardiac rhythms, wound care management and IV therapy. These products include ECG electrodes and cables, wound dressings and catheter stabilization dressings. Our patient care product lines also include disposable surgical suction instruments and connecting tubing. The majority of our sales in this category are derived from the sale of ECG electrodes and surgical suction instruments and tubing. Although wound management and intravenous therapy product sales are comparatively small, the application of these products in the operating room complements our surgery business.

--------------------------------------------------------------------------------
                              Patient Care Products
--------------------------------------------------------------------------------

Product                     Description                          Brand Name
--------------------------------------------------------------------------------

ECG Monitoring          Line of disposable electrodes,          CONMED(R)
                        monitoring cables, lead wire products   Ultratrace(R)
                        and accessories designed to transmit    Cleartrace(R)
                        ECG signals from the heart to an ECG
                        monitor or recorder.

Wound Care              Disposable transparent wound dressings   ClearSite(R)
                        comprising proprietary hydrogel; able    Hydrogauze(R)
                        to absorb 2 1/2 times its weight in
                        wound exudate.

Surgical Suction        Disposable surgical suction              CONMED(R)
Instruments and         instruments and connecting tubing,
Tubing                  including Yankauer, Poole, Frazier and
                        Sigmoidoscopic instrumentation, for
                        use by physicians in the majority of
                        open surgical procedures.

Intravenous Therapy     Disposable IV drip rate gravity          VENI-GARD(R)
                        controller and disposable catheter       MasterFlow(R)
                        stabilization dressing designed to       Stat 2(R)
                        hold and secure an IV needle or
                        catheter for use in IV therapy.

--------------------------------------------------------------------------------
Competitive Strengths

     We attribute our strong position in certain markets to the following competitive factors:

     o Leading Market Position in Key Product Areas. We are a leading provider of arthroscopic surgery devices, electrosurgical systems, powered surgical instruments and ECG electrodes. Our product breadth has enhanced our ability to market our products to surgeons, hospitals, surgery centers, GPOs and other customers, particularly as institutions seek to reduce costs and to minimize the number of suppliers. In addition, our products are sold under leading brand names, including CONMED(R), Linvatec(R), and Hall(R)Surgical.

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

     o Marketing and Distribution Network. Our domestic sales force consists of approximately 210 employee sales representatives and an additional 90 sales professionals employed by eight exclusive sales agent groups. All of our sales professionals are trained and educated in the applications for the products they sell and call directly on surgeons, hospital departments, outpatient surgery centers and physician offices. Additionally, we have an international presence through sales subsidiaries and branches located in key international markets. We sell direct to hospital customers in these markets in the local currency with an employee-based international sales force of approximately 40 sales representatives. We also maintain distributor relationships domestically and in numerous countries worldwide. Our international distributor sales are in United States dollars. See "Item 1: Business-Marketing".

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

     o Research and Development Capabilities. We have utilized our research and development capabilities to introduce new products, product enhancements and new technologies. Research and development
          expenditures   were  $14.8   million  in  2001.   Recent  new  product
          introductions include the Advantage(TM) drive system, BioTwist(TM) bioabsorbable shoulder anchor implant, UltrAblator(TM) for the ablation and thermal modification of soft tissue, the PowerPro(TM) electric-powered drive system, the Envision(TM) Autoclavable 3CCD (three chip) Camera Head, the SureFit(TM) electrosurgical grounding pad and the UltraClean(TM) electrosurgical blade.

     o Integrating Acquisitions. Since 1997, we have completed six acquisitions including the 1997 acquisition of Linvatec Corporation which more than doubled our size. These acquisitions have enabled us to broaden our product categories, expand our sales and distribution capabilities and increase our international presence. Our management team has demonstrated a historical ability to identify complementary acquisitions and to integrate acquired companies into our operations.

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

     o Increase International Sales. We believe there are significant sales opportunities for our surgical products outside the United States. The Linvatec acquisition increased our access to international markets. We intend to seek to expand our international presence and increase our penetration into international markets by utilizing Linvatec's relationships with foreign surgeons, hospitals and third-party payers, as well as foreign distributors. We also intend to utilize Linvatec's sales relationships to introduce Linvatec's customers to our other products. In 2001, our sales outside the United States grew by 14% and represented 29% of our 2001 sales.

     o Pursue Strategic Acquisitions. We believe that strategic acquisitions represent a cost-effective means of broadening our product line. We have historically targeted companies with proven technologies, established brand names and a significant portion of sales from single-use, disposable products. Since 1997, we have completed six acquisitions, expanding our product line to include arthroscopy products, powered surgical instruments and most recently endoscopy products.

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

Marketing

     In order to provide a high level of expertise to medical specialties served, our overall domestic sales force consists of the following:

     o 180 sales representatives selling arthroscopy and orthopaedic powered surgical instrument products, including 90 employee sales representatives and 90 sales professionals employed by 8 sales agent groups.

     o    60 employee sales representatives selling electrosurgery products.
     o    30 employee sales representatives selling endoscopy products.
     o    30 employee sales representatives selling patient care products.

     Each employee sales representative has a defined geographic area and is compensated on a commission basis or through a combination of salary and commission. The sales force is supervised and supported by area directors. Sales agent groups are used in the eight largest metropolitan areas of the United States. All of these sales agent groups, except one, sell CONMED products exclusively. None stock product for resale to customers as CONMED ships product directly to customers and carries the receivable for that business. The sales agent groups are all paid a commission for sales made to customers in their exclusive geographic areas. Home office sales and marketing management provide the overall direction for the sales of our products.

     Our sales professionals call on surgeons, hospitals, outpatient surgery centers and physician offices. We also have a corporate sales department that is responsible for interacting with GPOs. We believe that we have contracts with many such organizations and that the lack of any individual group purchasing contract will not adversely impact our competitiveness in the marketplace. The sale of our products is accompanied by initial and ongoing in-service training of the end user. Our sales professionals are trained in the technical aspects of our products and their uses, and provide surgeons and medical personnel with information relating to the technical features and benefits of our products. For hospital inventory management purposes, at the hospitals request, some products are sold to hospitals through distributors. Our sales professionals are required to work closely with distributors where applicable and to maintain close relationships with end-users.

     Our international sales accounted for approximately 29% of total revenues in 2001. Products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or with direct sales efforts. We distribute our products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, France, Germany, Korea, Spain and the United Kingdom.

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

Research and Development Activities

     During the three years, 1999, 2000 and 2001, we spent approximately $12.1 million, $14.9 million and $14.8 million for research and development. Our research and development departments consist of 116 employees.

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

Government Regulation

     Most if not all of our products are classified as medical devices subject to regulation by the Food and Drug Administration (the "FDA"). Our new products generally require FDA clearance under a procedure known as 510(k) premarketing notification. A 510(k) premarketing notification clearance indicates FDA agreement with an applicants determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. Some products have been continuously produced, marketed and sold since May 1976 and require no 510(k) premarketing clearance. Our products generally are either Class I or Class II products with the FDA, meaning that our products must meet certain FDA standards and are subject to the 510(k) premarketing notification clearance discussed above, but are not required to be approved by the FDA. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

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

Employees

     As of December 2001, we had 2,560 full-time employees, of whom 1,754 were in manufacturing, 116 in research and development, and the balance were in sales, marketing, executive and administrative positions. None of our employees are represented by a union, and we consider our employee relations to be excellent. We have never experienced any strikes or work stoppages.

Risk Factors

     Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See "Item 1: Business - Forward Looking Statements" relating to certain forward-looking statements in this Form 10-K.

Significant Leverage and Debt Service

     We have indebtedness which is substantial in relation to our shareholders equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations. As of December 2001, we had $335.9 million of debt outstanding, which represented 54.2% of total capitalization. In addition, at December 2001, we had $42.0 million available for borrowing under the $100.0 million revolving credit facility portion of our principal bank credit agreement (our "credit facility"). The revolving credit facility expires on December 31, 2002 and is expected to be renegotiated during 2002.

     The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

     o a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions, dividends and other purposes;
     o our ability to renegotiate our revolving credit facility and obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited or impaired; and
     o certain of our borrowings, including our borrowings under the credit facility, are and will continue to be at variable rates of interest, which exposes us to the risk of increased interest rates.

     Our ability to satisfy our obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance that our operating results will be sufficient for us to meet our obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as forgoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be implemented on terms acceptable to us, if at all. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our indebtedness and its implications.

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

     o    pay dividends;

     o    sell assets;

     o    engage in mergers and acquisitions; and

     o    realize important elements of our business strategy.

     Our credit facility also requires us to meet certain financial ratios and tests. These covenants may prevent us from integrating our acquired businesses, pursuing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our ability to comply with such provisions may be affected by events beyond our control. In the event of any default under our credit facility, the credit facility lenders could elect to declare all amounts borrowed under our credit facility, together with accrued interest, to be due and payable. If we were unable to repay such borrowings, the credit facility lenders could proceed against the collateral securing the credit facility, which consists of substantially all of our property and assets, except for our accounts receivable and related rights which are pledged in connection with the accounts receivable sales agreement. (See "Item. 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the accounts receivable sales agreement).

Significant Competition and Other Market Considerations

     The market for our products is highly competitive. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, GPOs and others. In addition, many of our competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues and profitability. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See "Item 1: Business - Competition" for a further discussion of these competitive forces.

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

Patents and Proprietary Technology

     Much of the technology used in the markets in which we compete is covered by patents. We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2002 through 2019 and have additional patent applications pending. See "Item 1: Business - Research and Development Activities" for a further description of our patents. Although we do not rely solely on our patents to maintain our competitive position, the loss of our patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. In addition, the cost to prosecute infringements of our patents or the cost to defend our products against patent infringement actions by others could be substantial. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

Government Regulation of Products

     All of our products are classified as medical devices subject to regulation by the FDA. As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with their "Quality System Regulations". Failure to comply with applicable domestic and/or foreign requirements can result in:

     o    fines or other enforcement actions;

     o    recall or seizure of products;

     o    total or partial suspension of production;

     o    withdrawal of existing product approvals or clearances;

     o    refusal to approve or clear new applications or notices;

     o    increased quality control costs; and

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

Risks Relating to International Operations

     A portion of our operations are conducted outside the United States. Approximately 29% of our 2001 net sales constituted foreign sales. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including:

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

Item 2. Properties

Facilities

The following table provides information regarding our primary manufacturing and administrative facilities. We believe our facilities are adequate in terms of space and suitability for our needs over the next several years.




                                          Square     Own or          Lease
          Location                        Feet      Lease         Expiration
          --------                        ----      -----         ----------

Utica, NY(two facilities)                650,000       Own           --

Largo, FL                                278,000       Own           --

Rome,NY                                  120,000       Own           --

Englewood,CO                              65,000       Own           --

Irvine, CA                                31,000       Lease       August 2003

El  Paso, TX                              29,000       Lease       April 2005

Juarez, Mexico                            25,000       Lease       March 2002*

Santa Barbara, CA                         18,000       Lease       December 2003


* We are currently in negotiations with the landlord and expect to extend the lease on our Juarez, Mexico facility through December 2004.

Item 3. Legal Proceedings

     From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that existing or future claims, the costs associated with claims, especially claims not covered by insurance, will not have a material adverse effect on our future performance.

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

     Our operations are subject to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the partys activities.

     While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for the Registrants Common Stock and Related Stockholder Matters

     Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market (symbol - CNMD). At December 2001, there were 1,237 registered holders of our common stock and approximately 6,100 accounts held in "street name".

     The following table shows the high-low last sales prices for the years ended December 2000 and 2001, as reported by the Nasdaq Stock Market. These sales prices have been adjusted for a three-for-two split of our common stock effected in the form of a common stock dividend and paid on September 7, 2001 to shareholders of record on August 21, 2001.


                                       2000
                           --------------------------
Period                         High            Low
                           --------------------------
First Quarter                 $20.50          $15.04

Second Quarter                 18.37           15.75

Third Quarter                  17.41            8.08

Fourth Quarter                 12.04            8.62

                                       2001
                           --------------------------
Period                         High            Low
                           --------------------------
First Quarter                 $15.92          $10.83

Second Quarter                 18.00           13.08

Third Quarter                  21.21           15.73

Fourth Quarter                 21.01           16.53




     We did not pay cash dividends on our common stock during 2000 and 2001. Our Board of Directors presently intends to retain future earnings to finance the development of our business and does not intend to declare cash dividends. Should this policy change, the declaration of dividends will be determined by the Board in light of conditions then existing, including our financial requirements and condition and the prohibition on the declaration and payment of cash dividends contained in debt agreements.

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

                                                                                    Years Ended December
                                                         ---------------------------------------------------------------------
                                                            1997           1998           1999           2000           2001
                                                         ---------      ---------      ---------      ---------      ---------
Statements of Operations Data (1):
Net sales                                                $ 139,632      $ 339,270      $ 376,226      $ 395,873      $ 428,722
Cost of sales (2)                                           74,220        169,599        178,480        188,223        204,374
Selling and administrative
expense (3)                                                 36,661         96,475        110,842        128,316        140,560
Research and development expense                             3,037         12,029         12,108         14,870         14,830
Unusual items (3)                                           37,242             --             --             --             --
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) from operations                              (11,528)        61,167         74,796         64,464         68,958
Interest income (expense), net                                 823        (30,891)       (32,360)       (34,286)       (30,824)
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes
and extraordinary item                                     (10,705)        30,276         42,436         30,178         38,134
Provision (benefit) for
income taxes                                                (3,640)        10,899         15,277         10,864         13,728
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before
extraordinary item                                          (7,065)        19,377         27,159         19,314         24,406
Extraordinary item,
net of income taxes (4)                                         --         (1,569)            --             --             --
                                                         ---------      ---------      ---------      ---------      ---------
Net income (loss)                                        $  (7,065)     $  17,808      $  27,159      $  19,314      $  24,406
                                                         =========      =========      =========      =========      =========

Earnings (Loss) Per Share Before Extraordinary Item:

Basic                                                    $   (0.31)     $     .86      $    1.19      $     .84      $    1.02
                                                         =========      =========      =========      =========      =========
Diluted                                                  $   (0.31)     $     .84      $    1.17      $     .83      $    1.00
                                                         =========      =========      =========      =========      =========

Earnings (Loss) Per Share:
Basic                                                    $   (0.31)     $     .79      $    1.19      $     .84      $    1.02
                                                         =========      =========      =========      =========      =========
Diluted                                                  $   (0.31)     $     .77      $    1.17      $     .83      $    1.00
                                                         =========      =========      =========      =========      =========

Weighted Average Number of Common
Shares In Calculating:

Basic earnings (loss) per share                             22,496         22,628         22,862         22,967         24,045
                                                         =========      =========      =========      =========      =========
Diluted earnings (loss) per share                           22,496         22,982         23,145         23,271         24,401
                                                         =========      =========      =========      =========      =========

Other Financial Data:
Depreciation and amortization                            $   6,954      $  23,601      $  26,291      $  29,487      $  30,148
Adjusted EBITDA(5)                                          32,668         86,576        100,110         94,044         99,121
Capital expenditures                                         8,178         12,924          9,352         14,050         14,443
Ratio of earnings to
fixed charges (6)                                              N/A           1.95           2.27           1.85           2.20

                                                                    December
                                          1997         1998           1999            2000            2001

Balance Sheet Data(7):
Cash and cash equivalents       $       13,452  $       5,906   $       3,747   $       3,470   $       1,402
Total assets                           561,637        628,784         662,161         679,571         701,608
Long-term debt (including
current portion)                       365,000        384,872         394,669         378,748         335,929
Total shareholders equity              162,736        182,168         211,261         230,603         283,634



     (1) Includes,  based on the purchase  method of accounting,  the results of
(i) the surgical suction product line acquired from the Davol subsidiary of C.R. Bard, Inc., from July 1997; (ii) Linvatec Corporation from December 31, 1997;
(iii) the arthroscopy  product line acquired from 3M Company from November 1998;
(iv) the powered instrument product line acquired from 3M Company from August 1999; (v) the minimally invasive surgical product lines acquired from Imagyn Medical Technologies, Inc. from November 2000 and July 2001; in each such case from the date of acquisition.

     (2) Includes for 1998, $3,000,000 of incremental expense related to the excess of the fair value at the acquisition date of Linvatec inventory over the cost to produce; includes for 1999, $1,600,000 of incremental expense related to the excess of the fair value at the acquisition date over the cost to produce inventory related to the powered instrument product line acquired from 3M; includes for 2001, $1,567,000 of transition expenses related to the July 2001 acquisition from Imagyn.

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

     (5) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization (except amortization of deferred financing fees included in interest expense, unusual items and inventory adjustments pursuant to purchase accounting). Adjusted EBITDA is included herein because certain investors consider it to be a useful measure of our ability to service our debt; however, adjusted EBITDA does not represent cash flow from operations, as defined in generally accepted accounting principles, and should not be considered in isolation or as a substitute for net income or cash flow from operations or as a measure of profitability or liquidity.

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

General

     CONMED Corporation is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine, and powered surgical instruments (drills and saws), for orthopaedic, ENT, neuro-surgery and other surgical specialties. We are also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers, and a full line of ECG electrodes for heart monitoring and other patient care products. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians offices and critical care areas of hospitals.

Critical Accounting Policies

     The accounting policies discussed below are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.

Accounts receivable sale

     On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit (the "purchaser"). For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 2001, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We used the initial $40.0 million in proceeds from the sale of accounts receivable to repay a portion of our loans under our credit facility. Expenses associated with the sale of accounts receivable, including the purchaser's financing cost of issuing commercial paper, were $.2 million in 2001.

     There are certain statistical ratios which must be maintained relating to the pool of receivables in order to continue selling to the purchaser. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. If this were to occur, we would need to access an alternate source of working capital.

Goodwill and other intangible assets

     Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other intangible assets have been amortized over periods ranging from 5 to 40 years. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (62.8% at December 2001) of our total assets.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangibles, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. In addition, goodwill and certain intangibles recorded as a result of business combinations completed during the six-month period ending December 2001 have not been amortized. All goodwill and intangible assets are being tested for impairment in accordance with the provisions of SFAS 142. No impairment losses are expected to be recognized as a result of the tests. While we are still assessing the effect of the adoption of SFAS 142, management believes that had SFAS 142 been in effect during 2001, net income would have increased by approximately $5.5 million or $.22 per share.

Derivative financial instruments

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). SFAS 133 requires that derivatives be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives are accounted for depending on whether the derivative qualifies for hedge accounting. Upon adoption of SFAS 133, we recorded a net-of-tax cumulative-effect-type loss adjustment of $1.0 million in accumulated other comprehensive income to recognize at fair value an interest rate swap which we have designated as a cash-flow hedge and which effectively converts $50.0 million of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. Including the cumulative effect loss adjustment related to the adoption of SFAS 133, total gross holding losses during 2001 related to the interest rate swap aggregated $4.4 million before income taxes, of which $1.3 million, before income taxes, has been reclassified and included in net income. Management estimates approximately $2.0 million, before income taxes, of gross holding losses will be reclassified and included in net income in 2002.

Revenue recognition

     Revenue is recognized in accordance with agreed upon sales terms. Amounts billed to customers related to shipping and handling are included in net sales. We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk. We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.6 million at December 2001 is adequate to provide for any potential losses from accounts receivable.

Results of Operations

     The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                             Years Ended December
                                           1999     2000       2001
                                           ----     ----       ----

Net sales                                100.0%     100.0%     100.0%
Cost of sales                             47.4       47.5       47.7
                                         -----      -----      -----
Gross margin                              52.6       52.5       52.3
Selling and administrative expense        29.5       32.4       32.8
Research and development expense           3.2        3.8        3.5
                                         -----      -----      -----
Income from operations                    19.9       16.3       16.0
Interest expense, net                      8.6        8.7        7.2
                                         -----      -----      -----
Income before income taxes                11.3        7.6        8.8
Provision for income taxes                 4.1        2.7        3.1
                                         -----      -----      -----
Net Income                                 7.2%       4.9%       5.7%
                                         =====      =====      =====


2001 Compared to 2000

     Sales for 2001 were $428.7 million, an increase of 8.3% compared to sales of $395.9 million a year ago. Sales in our orthopaedic businesses grew 4.3% to $269.9 million from $258.8 million last year. Arthroscopy sales, which represent approximately 57.7% of total orthopaedic revenues, grew 7.2% to $155.6 million from $145.1 million a year ago. Powered surgical instrument sales, which represent approximately 42.3% of orthopaedic revenues, grew 1.0% to $114.3 million from $113.7 million last year. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth in 2001 would have been approximately 5.5% compared with 2000. Patient care sales for 2001 were $69.1 million, a 1.3% increase from $68.2 million a year ago, reflecting modest increases in sales of our ECG product lines. Electrosurgery sales for 2001 were $66.9 million, an increase of 7.0% from $62.5 million last year, reflecting improved disposable product sales. Endoscopy sales for 2001 were $22.8 million, an increase of 256% from $6.4 million a year ago. Excluding the impact of the Imagyn acquisitions in November 2000 and July 2001 (see Note 2 to consolidated financial statements), the increase in endoscopy sales was approximately 13.0%.

     Cost of sales increased to $204.4 million in 2001 compared to $188.2 million a year ago, primarily as a result of the increased sales volumes described above. As discussed in Notes 2 and 11 to the consolidated financial statements, during 2001, we incurred various non-recurring charges in connection with the July 2001 Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled approximately $1.6 million and are included in cost of sales. Excluding the impact of these non-recurring expenses, cost of sales for 2001 was $202.8 million. Gross margin percentage for 2001, excluding the Imagyn-related charges, was 52.7%, a slight improvement as a result of increased sales volumes, compared with 52.5% a year ago. Including the Imagyn-related charges, gross margin percentage for 2001 was 52.3%.

     Selling and administrative expenses increased to $140.6 million in 2001 as compared to $128.3 million in 2000. As a percentage of sales, selling and administrative expenses totaled 32.8% in 2001 compared to 32.4% in 2000. Excluding a non-recurring severance charge of $1.5 million recorded in 2000 related to the restructuring of our arthroscopy direct sales force (see Note 11 to the consolidated financial statements), selling and administrative expenses as a percentage of sales were 32.0% in 2000. This restructuring involved replacing our arthroscopy direct sales force with non-stocking exclusive sales agent groups in certain geographic regions of the United States. This plan resulted in greater sales force coverage in the affected geographic regions. The increase in selling and administrative expense in 2001 as compared to 2000 is a result of higher commission and other costs in 2001 as compared to 2000 associated with the change to exclusive sales agent groups as well as increased spending on sales and marketing programs.

     Research and development expense totaled $14.8 million in 2001, consistent with $14.9 million in 2000. As a percentage of sales, research and development expense decreased to 3.5% in 2001 compared to 3.8% in 2000, as a result of higher sales levels.

     Interest expense in 2001 was $30.8 million in 2001 compared to $34.3 million in 2000. The decrease in interest expense is primarily a result of lower weighted average interest rates on the term loans and revolving credit facility under our credit agreement (see Note 5 to the consolidated financial statements) which have declined, to 4.43% and 3.93%, respectively, at December 2001 as compared to 8.73% and 9.06%, respectively, at December 2000 resulting in decreased interest expense. (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

2000 Compared to 1999

     Sales for 2000 were $395.9 million, an increase of 5.2% compared to sales of $376.2 million in 1999. Sales in our orthopaedic businesses grew 12.0% to $258.8 million in 2000 from $231.0 million in 1999. Arthroscopy sales, which represent approximately 56.1% of total orthopaedic revenues, grew 1.0% to $145.1 million in 2000 from $144.1 million in 1999. Powered surgical instrument sales, which represent approximately 43.9% of orthopaedic revenues, grew 30.8% to $113.7 million in 2000 from $86.9 million in 1999. Excluding the impact of the acquisition of the powered surgical instrument business from 3M Company in August 1999 (see Note 2 to the consolidated financial statements), the increase in powered surgical instrument sales in 2000 compared to 1999 was approximately 12.1%. Adjusted for constant foreign currency exchange rates, orthopaedic sales growth in 2000 would have been approximately 13.4% compared with 1999. Patient care sales for 2000 were $68.2 million, a 12.6% decrease from $78.0 million in 1999, reflecting declines in sales of our ECG and surgical suction product lines as a result of increased competition and pricing pressure. Electrosurgery sales for 2000 were $62.5 million, consistent with the $62.4 million in 1999, reflecting generally flat generator and disposable product sales. Endoscopy sales for 2000 were $6.4 million, an increase of 33.3% from $4.8 million in 1999. Excluding the impact of the November 2000 Imagyn acquisition (see Note 2 to the consolidated financial statements), the increase in endoscopy sales in 2000 was approximately 20.8%.

     Cost of sales increased to $188.2 million in 2000 compared to $178.5 million in 1999. Gross margin percentage for 2000 was 52.5%. In connection with the August 1999 acquisition of the powered surgical instrument business from 3M

Company (see Note 2 to the consolidated financial statements), we increased the acquired value of inventory by $1.6 million; this inventory was sold in 1999 and served to increase cost of sales by $1.6 million. Excluding the impact of this non-recurring purchase accounting adjustment, cost of sales was $176.9 million in 1999 and gross margin percentage for 1999 was 52.9%. The slight decline in gross margin percentage in 2000 as compared to 1999 is primarily a result of the negative impact of foreign currency exchange rate fluctuations discussed above. Excluding the negative impact of foreign currency exchange rate fluctuations, gross margin percentage in 2000 would have been 52.8%.

     Selling and administrative costs increased to $128.3 million in 2000 as compared to $110.8 million in 1999. As a percentage of sales, selling and administrative expenses totaled 32.4% in 2000 compared to 29.5% in 1999. During 2000, we recorded in selling and administrative expense, a non-recurring severance charge of $1.5 million related to the restructuring of our arthroscopy direct sales force (see Note 11 to the consolidated financial statements). This restructuring involved replacing our arthroscopy direct sales force with non-stocking exclusive sales agent groups in certain geographic regions of the United States. This plan resulted in greater sales force coverage in the affected geographic regions. During 1999, we recorded in selling and administrative expense, the non-recurring $1.3 million benefit of a previously recorded litigation accrual which was settled on favorable terms. Excluding these non-recurring items, as a percentage of sales, selling and administrative expense increased to 32.0% in 2000 as compared to 29.8% in 1999. This increase, as a percentage of sales, is a result of increased spending on sales and marketing programs, including higher commission and other costs associated with the change to exclusive sales agent groups.

     Research and development expense was $14.9 million in 2000 as compared to $12.1 million in 1999. As a percentage of sales, research and development expense increased to 3.8% in 2000 as compared to 3.2% in 1999. This increase represents expanded research and development efforts primarily focused on new product development in the orthopaedic product lines.

     Interest expense in 2000 was $34.3 million compared to $32.4 million in 1999. The increase in interest expense is primarily a result of higher weighted average interest rates on the term loans and revolving credit facility under our credit agreement (see Note 5 to the consolidated financial statements) which increased to 8.73% and 9.06%, respectively, at December 2000 as compared to 8.00% and 7.45%, respectively, at December 1999 resulting in increased interest expense. (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Liquidity and Capital Resources

     Our net working capital position decreased $69.1 million or 60.7% to $44.7 million at December 2001 compared to $113.8 million at December 2000. The decrease in net working capital is primarily a result of the classification in the current portion of long-term debt of amounts owed on the revolving credit facility (see Note 5 to the consolidated financial statements). On December 31, 2002, our $100.0 million revolving credit facility terminates. As of December 2001, we have outstanding $58.0 million under the revolving credit facility. We have begun discussions with our bank group regarding extending the revolving credit facility or, as an alternative, renegotiating the entire senior credit facility. Based on our current discussions, we believe that we will be able to successfully complete a senior credit arrangement which will provide sufficient capital for our business. However, because of changed economic conditions compared to market conditions in 1997 when our present senior credit facility was completed, we expect that any new facility will carry interest costs 75 to 100 basis points higher than our present facility. Based on the amounts outstanding at December 2001 under the senior credit facility, an increase of 75 to 100 basis points would result in an increase in annual interest expense of approximately $1.4 million to $1.8 million.

     On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, a wholly-owned special-purpose subsidiary of CONMED Corporation (see Note 1 to the consolidated financial statements). CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit. As of December 2001, the undivided percentage ownership interest in receivables sold by CRC to a commercial paper conduit aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We used the $40.0 million in proceeds from the sale to repay a portion of our term loans under our credit facility (see Note 5 to the consolidated financial statements). The sale of accounts receivable is expected to enable us to lower our cost of capital by approximately $.5 million annually by effectively accessing the commercial paper market.

     Net cash provided by operations was $77.1 million in 2001. Operating cash flow increased substantially in 2001 compared with 2000 and 1999 as a result of the sale of accounts receivable as noted above, which increased operating cash flows by $40.0 million. Excluding the effects of the receivable sale, operating cash flow was $37.1 million in 2001. Operating cash flow in 2001 was positively impacted primarily by depreciation, amortization and deferred income taxes. Operating cash flow in 2001 was negatively impacted primarily as a result of increases in inventory and accounts receivable (excluding the effects of the receivable sale) as a result of the second Imagyn acquisition and overall higher sales levels experienced in 2001. Net cash provided by operations was $36.0 million in 2000. Operating cash flow in 2000 declined compared with $37.4 million in 1999 primarily as a result of lower net income in 2000 as compared to 1999. Operating cash flow in 2000 was positively impacted primarily by depreciation, amortization and deferred income taxes. Operating cash flow in 2000 was negatively impacted primarily as a result of increased inventories and accounts receivable as a result of overall higher sales levels in 2000 than 1999. Net cash provided by operations was $37.4 million in 1999. Operating cash flow in 1999 was positively impacted primarily by depreciation, amortization and deferred income taxes. Operating cash flow in 1999 was negatively impacted primarily as a result of increases in accounts receivable and inventories. The increase in accounts receivable and inventory was primarily related to the increase in sales compared with the prior year.

     Capital expenditures for 2001, 2000 and 1999 amounted to $14.4 million, $14.1 million, and $9.4 million, respectively. Net cash used by investing activities in 2000 also included $6.0 million paid related to the Imagyn acquisition. Net cash used by investing activities in 1999 also included $40.6 million paid related to the acquisition of the powered surgical instrument business from 3M Company in August 1999 (see Note 2 to the consolidated financial statements).

     Financing activities in 2001 include $11.0 million in borrowings under the revolving credit facility,$36.4 million in scheduled payments on our term loans and $40.0 million in additional payments on our term loans with the proceeds from the accounts receivable sale discussed above. Financing activities in 2000 include $17.0 million in borrowings under the revolving credit facility and $32.9 million in scheduled payments on our term loans. Financing activities during 1999 include a $40.0 million term loan used to fund the acquisition of the powered surgical instrument business from 3M Company in August 1999 (see
Note 2 to the consolidated
financial statements), scheduled payments of $23.1 million on our previously existing term loans and $8.0 million in repayments on our revolving credit facility.

     During 2001 we purchased the real estate partnerships which own the Largo, Florida property leased by our Linvatec subsidiary for an aggregate purchase price of $22.7 million (see Note 2 to the consolidated financial statements). In connection with the acquisition, we assumed the existing debt on the property and financed the remainder with the seller (see Note 5 to the consolidated financial statements).

     Assuming the successful renegotiation of the revolving credit facility discussed above, management believes that cash generated from operations, our current cash resources and funds available under our revolving credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

     There  were  no  capital  lease   obligations  or  unconditional   purchase
obligations as of December 2001. The following table summarizes our contractual obligations related to operating leases and long-term debt as of December 2001:

                                        (Amounts in thousands)
                      2002      2003      2004     2005      2006    Thereafter
                    -------   -------   -------   -------   -------   --------

Long-term debt      $73,429   $43,364   $36,749  $35,181    $1,943    $145,263

Operating lease
obligations           1,624     1,255     1,036      962       933       1,950
                    -------   -------   -------   -------   -------   --------

Total contractual
cash obligations    $75,053   $44,619   $37,785   $36,143   $ 2,876   $147,213
                    =======   =======   =======   =======   =======   ========


     Included in long-term debt obligations in 2002 is $58.0 million due under our revolving credit facility, which we believe we will successfully extend or renegotiate during 2002.

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

     We manufacture our products primarily in the United States and distribute our products throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of December 2001, we have not entered into any forward foreign currency exchange contracts to hedge the effect of foreign currency exchange fluctuations. We have mitigated and will continue to mitigate our foreign currency exposure by transacting the majority of our foreign sales in United States dollars. During 2001, changes in foreign currency exchange rates reduced our sales and income before income taxes by approximately $3.2 million. We will continue to monitor and evaluate our foreign currency exposure and the need to enter into a forward foreign currency exchange contract or other hedging arrangement.

     Our exposure to market risk for changes in interest rates relates to our borrowings. We do not use derivative financial instruments for trading or other speculative purposes. Interest rate swaps, a form of derivative, are used to manage interest rate risk. Currently, we have entered into an interest rate swap with a $50.0 million notional amount expiring in June 2003 which effectively converts $50.0 million of the approximate $125.0 million of floating rate borrowings under our credit facility into fixed rate borrowings with a base interest rate of 7.01%. If market interest rates for similar borrowings average 1% more in 2002 than they did in 2001, our interest expense, after considering the effects of our interest rate swap, would increase, and income before income taxes would decrease by $1.8 million. Comparatively, if market interest rates averaged 1% less in 2002 than they did during 2001, our interest expense, after considering the effects of our interest rate swap, would decrease, and income before income taxes would increase by $1.6 million. These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost and interest rate swap agreement and does not consider any actions by management to mitigate our exposure to such a change.

     Item 8. Financial Statements and Supplementary Data

     Our 2001 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2002, are included elsewhere herein.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     We have had no disagreements with PricewaterhouseCoopers LLP that would be required to be reported under this Item 9.

PART III

     Item 10. Directors and Executive Officers of the Registrant

     Information with respect to the Directors and Executive Officers is incorporated herein by reference to the sections captioned "Proposal One:
Election of Directors" and "Directors, Executive Officers and Senior Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2002 for the annual meeting of shareholders to be held on May 14, 2002.

Item 11.  Executive Compensation

     Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive Officers"," Stock Option Plans", "Pension Plans" and "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2002 for the annual meeting of shareholders to be held on May 14, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2002 for the annual meeting of shareholders to be held on May 14, 2002.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2002 for the annual meeting of shareholders to be held on May 14, 2002.

        PART    IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

(a)(1)  List of Financial Statements                    Form 10-K Page
                                                        --------------
        Report of Independent Accountants                       F-1

        Consolidated Balance Sheets at  December                F-2
        2000 and 2001

        Consolidated Statements of Income for the               F-3
        Years Ended December 1999, 2000 and 2001

        Consolidated Statements of Shareholders'                F-4
        Equity for the Years Ended December
        1999, 2000 and 2001

        Consolidated Statements of Cash Flows for               F-6
        the Years Ended December 1999,  2000 and
        2001

        Notes to Consolidated Financial Statements              F-8

(2)     List of Financial Statement Schedules

        Valuation and Qualifying Accounts (Schedule             F-30
        VIII)

        All other schedules have been omitted
        because they are not applicable, or the
        required information is shown in  the
        financial statements or notes thereto.

(3)     List of Exhibits

        The exhibits listed on  the accompanying
        Exhibit Index on page 35 below are filed as part of this Form 10-K.

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                                CONMED CORPORATION

                                March 27, 2002

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

Signature                                 Title                        Date
---------                                 -----                        ----

/s/ EUGENE R. CORASANTI           Chairman of the Board
-----------------------           Chief Executive Officer
Eugene R. Corasanti               and Director                    March 27, 2002


/s/ ROBERT D. SHALLISH, JR        Vice President-Finance
------------------------          and Chief Financial Officer
Robert D. Shallish, Jr.           (Principal Financial Officer)   March 27, 2002


/s/ JOSEPH J. CORASANTI           President, Chief Operating
-----------------------           Officer and Director            March 27, 2002
Joseph J. Corasanti

/s/ LUKE A. POMILIO               Vice President  Corporate
-------------------               Controller (Principal
Luke A. Pomilio                   Accounting Officer)             March 27, 2002


/s/ BRUCE F. DANIELS
--------------------
Bruce F. Daniels                  Director                        March 27, 2002


/s/ ROBERT E. REMMELL
---------------------
Robert E. Remmell                 Director                        March 27, 2002


/s/ WILLIAM D. MATTHEWS
-----------------------
William D. Matthews               Director                        March 27, 2002


/s/ STUART J. SCHWARTZ
----------------------
Stuart J. Schwartz                Director                        March 27, 2002

                                  Exhibit Index

Exhibit
No.                                     Description of Instrument
---                                     -------------------------

2.1 The Asset Purchase Agreement, dated June 29, 1999 by and between Linvatec Corporation and Minnesota Mining and Manufacturing Company, as amended by an amendment dated August 11, 1999 incorporated herein by reference to Exhibit 10.1 of our report on Form 10-Q filed on August 13, 1999.

2.2 The Asset Purchase Agreement, dated as of June 11, 2001 by and between CONMED Corporation and Imagyn Medical, Inc. et al incorporated herein by reference to Exhibit 10.1 of our report on Form 10-Q filed on August 13, 2001.

2.3 The Agreement of Purchase and Sale, dated as of February 5, 2001 by and between Linvatec Corporation and Largo Lakes, I, II and IV, Inc., et al incorporated herein by reference to Exhibit 10.2 of our report on Form 10-Q filed on August 13, 2001.

2.4 The Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation incorporated herein by reference to Exhibit 10.2 of our report on Form 10-Q filed on November 14, 2001.

2.5 The Receivables Purchase Agreement dated November 1, 2001 among CONMED Receivables Corporation, Blue Keel Funding, LLC and Fleet National Bank incorporated herein by reference to Exhibit 10.2 of our report on Form 10-Q filed on November 14, 2001.

3.1 Amended and Restated By-Laws, as adopted by the Board of Directors on December 26, 1990 incorporated herein by reference to the exhibit in our Current Report on Form 8-K, dated March 7, 1991 (File No. 0-16093).

3.2 1999 Amendment to Certificate of Incorporation and Restated Certificate of Incorporation of CONMED Corporation incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1999.

4.1             See Exhibit 3.1.

4.2             See Exhibit 3.2.

4.3 Amended and Restated Credit Agreement, dated August 11, 1999, among CONMED Corporation and the several banks and other financial institutions or entities from time to time parties thereto, incorporated herein by reference to Exhibit 10.2 of our report on Form 10-Q filed on August 13, 1999.

Exhibit
No.                                     Description of Instrument
---                                     -------------------------

4.4 Guarantee and Collateral Agreement, dated December 31, 1997, made by CONMED Corporation and certain of its subsidiaries in favor of The Chase Manhattan Bank incorporated herein by reference to Exhibit 10.2 in our Current Report on Form 8-K filed on January 8, 1998.

4.5 Indenture, dated as of March 5, 1998, by and among CONMED Corporation, the Subsidiary Guarantors named therein and First Union National Bank, as Trustee incorporated by reference to the exhibit in our Registration Statement on Form S-8 filed on March 26, 1998 (File No. 333-48693).

4.6 Acknowledgement and Consent, dated August 11, 1999, among CONMED Corporation and each of its subsidiaries incorporated herein by reference to Exhibit 10.3 of our report on Form 10-Q filed on August 13, 1999.

10.1            Employment Agreement between the Company and Eugene R.
                Corasanti, dated December 16, 1996 incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 31, 1996.

10.2 Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement) incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 25, 1992 and incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 31, 1996.

10.3    (a)     Eugene R. Corasanti disability income plans with
                Northwestern Mutual Life Insurance Company, dated January
                14, 1980 and March 7, 1981 policy specification sheets incorporated herein by reference to Exhibit 10.0(a) of our Registration Statement on Form S-2 (File No. 33-40455).

        (b) William W. Abraham disability income plan with Northwestern Mutual Life Insurance Company, dated March 24, 1981 policy specification sheet incorporated herein by reference to Exhibit 10.0(b) of our Registration Statement on Form S-2 (File No. 33-40455).

        (c) Eugene R. Corasanti life insurance plan with Northwestern Mutual Life Insurance Company, dated October 6, 1979 policy specification sheet incorporated herein by reference to Exhibit 10.0(c) of our Registration Statement on Form S-2 (File No. 33-40455).

10.4 Eugene R. Corasanti life insurance plans with Northwestern Mutual Life Insurance Company dated August 25, 1991 Statements of Policy Cost and Benefit Information, Benefits and Premiums, Assignment of Life Insurance Policy as Collateral incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 27, 1991.

Exhibit
No.                                     Description of Instrument
---                                     -------------------------

10.5 1992 Stock Option Plan (including form of Stock Option Agreement) incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 25, 1992.

10.6 Stock Option Plan for Non-Employee Directors of CONMED Corporation incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.7 Amendment to 1992 Stock Option Plan incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.8 CONMED Corporation 1999 Long-Term Incentive Plan incorporated by reference to the Definitive Proxy Statement for the 1999 annual meeting as filed on April 16, 1999.

10.9            Employment Agreement between the Company and Joseph J.
                Corasanti, dated May 2, 2000 incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 31, 2000.

10.10 Amendment to December 16, 1996 Employment Agreement between the Company and Eugene R. Corasanti, dated March 7, 2002.

12              Statement re: Computation of Ratios of Earnings to Fixed
                Charges.

21              Subsidiaries of the Registrant.

23 Consent, dated March 27, 2002, of PricewaterhouseCoopers LLP, independent auditors for CONMED Corporation.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CONMED Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on Page 33 present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on Page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Syracuse, New York
February 5, 2002


                                 CONMED CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                               December 2000 and 2001
                         (In thousands except share amounts)

                                                              2000            2001
                                                            ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents ...........................     $   3,470      $   1,402
  Accounts receivable, less allowance for doubtful
    accounts of $1,479 in 2000 and $1,553 in 2001 .....        78,626         51,188
Inventories ...........................................       104,612        107,390
Deferred  income taxes ................................         1,761          1,105
Prepaid expenses and other current assets .............         3,562          3,464
                                                            ---------      ---------
Total current assets ..................................       192,031        164,549
                                                            ---------      ---------
Property, plant and equipment, net ....................        62,450         91,026
Goodwill, net .........................................       225,801        251,140
Other intangible assets, net ..........................       195,008        189,752
Other assets ..........................................         4,281          5,141
                                                            ---------      ---------
Total assets ..........................................     $ 679,571      $ 701,608
                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt .....................     $  36,068      $  73,429
Accounts payable ......................................        20,350         19,877
Accrued compensation ..................................         9,913         11,863
Income taxes payable ..................................         1,979          2,507
Accrued interest ......................................         5,130          4,954
Other current liabilities .............................         4,836          7,207
                                                            ---------      ---------
Total current liabilities .............................        78,276        119,837
                                                            ---------      ---------

Long-term debt ........................................       342,680        262,500
Deferred income taxes .................................        12,154         18,655
Other long-term liabilities ...........................        15,858         16,982
                                                            ---------      ---------
Total liabilities .....................................       448,968        417,974
                                                            ---------      ---------

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none outstanding ......................          --             --
Common stock, par value $.01 per share; 100,000,000
authorized; 23,028,279  and 25,261,590, issued and
outstanding in  2000 and 2001, respectively ...........           230            253
Paid-in capital .......................................       127,985        160,757
Retained earnings .....................................       103,834        128,240
Accumulated  other comprehensive loss .................        (1,027)        (5,197)
Less 37,500 shares of common stock in treasury, at cost          (419)          (419)
                                                            ---------      ---------
Total shareholders' equity ............................       230,603        283,634
                                                            ---------      ---------
Total liabilities and shareholders'equity .............     $ 679,571      $ 701,608
                                                            =========      =========



                See notes to consolidated financial statements.



                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended December 1999, 2000 and 2001
                     (In thousands except per share amounts)


                                                1999        2000          2001
                                              --------     --------     --------
Net sales ...............................     $376,226     $395,873     $428,722
                                              --------     --------     --------

Cost of sales ...........................      178,480      188,223      204,374

Selling and administrative expense ......      110,842      128,316      140,560

Research and development expense ........       12,108       14,870       14,830
                                              --------     --------     --------


                                               301,430      331,409      359,764
                                              --------     --------     --------

Income from operations ..................       74,796       64,464       68,958

Interest expense, net ...................       32,360       34,286       30,824
                                              --------     --------     --------

Income before income taxes ..............       42,436       30,178       38,134

Provision for income taxes ..............       15,277       10,864       13,728
                                              --------     --------     --------

Net income ..............................     $ 27,159     $ 19,314     $ 24,406
                                              ========     ========     ========

Per share data:

Net income
Basic ...................................     $   1.19     $    .84     $   1.02
Diluted .................................         1.17          .83         1.00




                 See notes to consolidated financial statements.

                                                         CONMED CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Years Ended December 1999, 2000 and 2001
                                                           (In thousands)

                                                                                             Accumulated
                                               Common Stock                                    Other
                                          ----------------------      Paid-in   Retained    Comprehensive   Treasury  Shareholders'
                                          Shares          Amount      Capital   Earnings     Income (Loss)   Stock       Equity
                                          ------          ------      -------   --------     -------------   -----       ------

Balance at December 1998 ..........        22,775          $228      $124,963   $57,361           $35         $(419)    $182,168

Exercise of stock options..........           182             2         1,610                                              1,612

Tax benefit arising from
exercise of stock
options ...........................                                       744                                                744

Comprehensive income:

Foreign currency
translation adjustments ...........                                                              (422)

Net income                                                                       27,159

Total comprehensive income ........                                                                                       26,737
                                           ------          ---        -------   -------        ------          ----      -------

Balance at December 1999 ..........        22,957          230        127,317    84,520          (387)         (419)     211,261

Exercise of stock options .........            72                         449                                                449

Tax benefit arising from
exercise of stock
options ...........................                                       219                                                219

Comprehensive income:

Foreign currency
translation adjustments ...........                                                              (640)

Net income                                                                       19,314

Total comprehensive income ........                                                                                       18,674
                                           ------          ---        -------   -------        ------          ----      -------

Balance at December 2000 ..........        23,029          230        127,985   103,834        (1,027)         (419)     230,603

                                (continued)
                See notes to consolidated financial statements.

                                                         CONMED CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Years Ended December 1999, 2000 and 2001
                                                           (In thousands)

                                                                                             Accumulated
                                               Common Stock                                    Other
                                          ----------------------      Paid-in   Retained    Comprehensive   Treasury   Shareholders'
                                          Shares          Amount      Capital   Earnings     Income (Loss)   Stock       Equity
                                          ------          ------      -------   --------     -------------   -----       ------

Exercise of stock options .........           259             3         1,827                                              1,830

Tax benefit arising
from exercise of
stock options .....................                                       604                                                604

Stock issued in connection
with business acquisitions.........         1,974            20        30,341                                             30,361

Comprehensive income:

Foreign currency
translation adjustments ...........                                                                (1,142)

Cash flow hedging
(net of income tax
benefit of $1,106) ................                                                                (1,966)

Minimum pension liability
(net of income tax
benefit of $597) ..................                                                                (1,062)

Net income ........................                                                24,406

Total comprehensive income ........                                                                                       20,236
                                           ------         -----      --------    --------         -------     ------    --------

Balance at December 2001 ..........        25,262         $ 253      $160,757    $128,240         $(5,197)    $ (419)   $283,634
                                           ======         =====      ========    ========         =======     ======    ========


                 See notes to consolidated financial statements.


                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 1999, 2000 and 2001
                                 (In thousands)


                                                1999            2000          2001
                                               -------        -------       -------
Cash flows from operating activities:
Net income ..............................     $ 27,159       $ 19,314      $ 24,406
                                               -------        -------       -------
Adjustments to reconcile net income
to net cash provided by operations:
Depreciation ............................        9,207          9,434         9,055
Amortization ............................       17,084         20,053        21,093
Deferred income taxes ...................        8,978          7,974         8,562
Increase (decrease) in cash flows from
changes in assets and liabilities, net
of effects from acquisitions:
Proceeds from the sale of accounts
receivable...............................         --             --          40,000
Accounts receivable .....................       (9,192)        (2,166)      (12,508)
Inventories .............................       (9,086)       (18,035)       (4,235)
Prepaid expenses and other current
assets ..................................         (799)         1,811            46
Accounts payable ........................       (3,060)         3,824          (516)
Income taxes payable ....................        1,242          2,295          (281)
Income tax benefit of stock
option exercises ........................          744            219           604
Accrued compensation ....................           (7)           255         1,950
Accrued interest ........................       (1,481)           542          (290)
Other assets/liabilities, net ...........       (3,348)        (9,570)      (10,737)
                                               -------        -------       -------
                                                10,282         16,636        52,743
                                               -------        -------       -------

Net cash provided by operations .........       37,441         35,950        77,149
                                               -------        -------       -------

Cash flows from investing activities:
Payments related to business acquisitions      (40,585)        (6,042)         --
Purchases of property, plant and
equipment ...............................       (9,352)       (14,050)      (14,443)
                                               -------        -------       -------
Net cash used by investing activities ...      (49,937)       (20,092)      (14,443)
                                               -------        -------       -------

Cash flows from financing activities:
Proceeds of long-term debt ..............       40,900           --            --
Borrowings (repayments)under revolving
credit facility..........................       (8,000)        17,000        11,000
Proceeds from issuance of common stock ..        1,612            449         1,830
Payments related to issuance of long-
term debt ...............................         (661)          --            --
Payments on long-term debt ..............      (23,103)       (32,921)      (76,423)
                                               -------        -------       -------
Net cash provided (used)by financing
activities ..............................       10,748        (15,472)      (63,593)
                                               -------        -------       -------

(continued)



                See notes to consolidated financial statements.

                                                        1999        2000        2001
                                                      -------      -------     -------
Effect of exchange rate changes
on cash and cash equivalents ...................        (411)        (663)      (1,181)

Net decrease in cash and cash equivalents .....       (2,159)        (277)      (2,068)
Cash and cash equivalents at beginning
  of year .....................................        5,906        3,747        3,470
                                                     -------      -------     --------
Cash and cash equivalents at end of year ......      $ 3,747      $ 3,470     $  1,402
                                                     =======      =======     ========


Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest  .....................................      $32,662      $33,788     $31,135
Income taxes ..................................        4,502        4,141       2,098


Supplemental disclosures of non-cash investing and financing activities:

     As more fully described in Note 2, we acquired a business in 2001 through the exchange of 1,950,000 shares of our common stock valued at $29.9 million.

     As more fully described in Note 2, we acquired certain property in 2001 through the assumption of approximately $22.7 million of debt and accrued interest.

                See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Operations and Significant Accounting Policies

Organization and operations

     The consolidated financial statements include the accounts of CONMED Corporation and its subsidiaries ("CONMED", the "Company", "we" or "us"). All intercompany accounts and transactions have been eliminated. CONMED Corporation is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine, and powered surgical instruments (drills and saws), for orthopaedic, ENT, neuro-surgery and other surgical specialties. We are also a leading developer, manufacturer and supplier of advanced medical devices, including RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers, and a full line of ECG electrodes for heart monitoring and other patient care products. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable sale

     On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit (the "purchaser"). For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 2001, the undivided percentage ownership interest in receivables sold by CRC to a commercial paper conduit aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We used the initial $40.0 million in proceeds from the sale of accounts receivable to repay a portion of our loans under our credit facility. Expenses associated with the sale of accounts receivable, including the purchaser's financing cost of issuing commercial paper, were $.2 million in 2001.

     There are certain statistical ratios which must be maintained relating to the pool of receivables in order to continue selling to the purchaser. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. If this were to occur, we would need to access an alternate source of working capital.

Inventories

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

Property, plant and equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Building and improvements     40 years
Leasehold improvements        Remaining life of lease
Machinery and equipment       2 to 15 years

Goodwill and other intangible assets

     Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price of acquired businesses. Goodwill and other intangible assets have been amortized over periods ranging from 5 to 40 years. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (62.8% at December 2001) of our total assets.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangibles, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. In addition, goodwill and certain intangibles recorded as a result of business combinations completed during the six-month period ending December 2001 have not been amortized. All goodwill and intangible assets are being tested for impairment in accordance with the provisions of SFAS 142. No impairment losses are expected to be recognized as a result of the tests. While we are still assessing the effect of the adoption of SFAS 142, management believes that had SFAS 142 been in effect during 2001, net income would have increased by approximately $5.5 million or $.22 per share.

Accumulated amortization of goodwill amounted to $23,340,000 and $29,941,000 at December 2000 and 2001, respectively. Other intangible assets are comprised of the following (in thousands):

                                                       2000              2001
                                                    ---------         ---------
Customer relationships .....................        $  96,712         $  96,712
Trademarks and tradenames ..................           95,715            95,715
Patents and other intangible assets ........           31,479            35,465
                                                    ---------         ---------

                                                      223,906           227,892

Less: Accumulated amortization .............          (28,898)          (38,140)
                                                    ---------         ---------

Other intangible assets, net ...............        $ 195,008         $ 189,752
                                                    =========         =========


Derivative financial instruments

     We do not trade in derivative securities. We do use interest rate swaps to manage the interest risk associated with our variable rate debt. We accounted for our interest rate swaps on the accrual method at December 2000, whereby the net interest receivable or payable is recognized on a periodic basis and included as a component of interest expense.

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). SFAS 133 requires that derivatives be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives are accounted for depending on whether the derivative qualifies for hedge accounting. Upon adoption of SFAS 133, we recorded a net-of-tax cumulative-effect-type loss adjustment of $971,000 in accumulated other comprehensive income to recognize at fair value an interest rate swap which we have designated as a cash-flow hedge and which effectively converts $50,000,000 of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. Including the cumulative effect loss adjustment related to the adoption of SFAS 133, total gross holding losses during 2001 related to the interest rate swap aggregated $4,415,000 before income taxes, of which $1,343,000, before income taxes, has been reclassified and included in net income. Management estimates approximately $2,000,000, before income taxes, of gross holding losses will be reclassified and included in net income in 2002.

Fair value of financial instruments

     The fair values of cash and cash equivalents, accounts receivable, accounts payable, and interest rate swaps approximates their carrying amount. The estimated fair values and carrying amounts of long-term debt are as follows (in thousands):

                                            2000                           2001
                                -------------------------       -------------------------
                                 Carrying          Fair           Carrying        Fair
                                  Amount           Value           Amount         Value
                                ---------       ---------       ---------       ---------
Long-term debt (including
current maturities)..........   $(378,748)      $(352,748)      $(335,929)      $(338,529)


     Fair values were determined from quoted market prices or discounted cash flow analysis.

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

Revenue recognition

     Revenue is recognized in accordance with agreed upon sales terms. Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs were $9,450,000, $8,125,000 and $8,559,000 for the years ended December 1999, 2000 and 2001, respectively, and are included in selling and administrative expense. We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk. We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1,553,000 at December 2001 is adequate to provide for any potential losses from accounts receivable.

Earnings per share

     Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                                     1999        2000       2001
                                                    ------     ------     ------

Shares used in the calculation of basic EPS
(weighted average shares outstanding) .........     22,862     22,967     24,045

Effect of dilutive potential securities........        283        304        356
                                                    ------     ------     ------

Shares used in the calculation of diluted EPS .     23,145     23,271     24,401
                                                    ======     ======     ======


     The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 1,989,000, 3,396,000 and 2,842,000 at December 1999, 2000 and 2001, respectively.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the presentation used in 2001.

Note 2  Business Acquisitions

     On August 11, 1999, we purchased certain assets of the powered surgical instrument business of 3M Company (the"Powered Instrument acquisition")for a purchase price of $40.0 million. The purchase price was funded through borrowings under our credit facility (Note 5). The Powered Instrument acquisition was accounted for using the purchase method in which the results of operations of the acquired business are included in our consolidated results from the date of acquisition. The acquired products, with annual revenues of approximately $20.0 million, complement our existing powered surgical instrument business. Goodwill associated with the Powered Instrument acquisition aggregated approximately $34.0 million and is being amortized on a straight-line basis over a 40-year period. In connection with the Powered Instrument acquisition, we increased the acquired value of inventory by $1.6 million. This inventory was sold during the quarter ended September 1999 resulting in a non-recurring adjustment to increase cost of sales during 1999 by $1.6 million. As a result of the adoption of SFAS 142, amortization of goodwill associated with the Powered Instrument acquisition has been discontinued effective January 1, 2002 (Note 1).

     On November 20, 2000 we acquired certain assets of the disposable minimally invasive surgical business of Imagyn Medical Technologies, Inc. (the "Imagyn acquisition") for a purchase price of $6.0 million. The Imagyn acquisition was accounted for using the purchase method in which the results of operations of the acquired business are included in our consolidated results from the date of acquisition. The acquisition was funded through borrowings under our revolving credit facility (Note 5). The acquired products, with annual sales of approximately $5.0 million, complement our existing minimally invasive surgical products business. Goodwill associated with the Imagyn acquisition aggregated approximately $4.8 million and is being amortized on a straight-line basis over a 40-year period. The Imagyn acquisition did not have a material effect on earnings per share in the year ended December 2000. As a result of the adoption of SFAS 142, amortization of goodwill associated with the Imagyn acquisition has been discontinued effective January 1, 2002 (Note 1).

     On June 11, 2001, we reached a definitive agreement to acquire the remaining assets of the minimally invasive surgical business of Imagyn Medical Technologies, Inc. that we did not acquire in November 2000 (the "second Imagyn acquisition"). The results of operations of the acquired business are included in our consolidated results from July 6, 2001, the date of acquisition. The new products, with expected annual revenues of $18.0 to $20.0 million, complement our existing minimally invasive surgical products business. Under the terms of the acquisition agreement, we issued Imagyn 1,950,000 shares of CONMED common stock, valuing the transaction at $29.9 million based on the average market price of our common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. Goodwill associated with the second Imagyn acquisition aggregated approximately $26.7 million. In accordance with the transition provisions of SFAS 142, this goodwill has not been amortized. As discussed in Note 11, during the third and fourth quarters of 2001 we incurred certain nonrecurring costs aggregating approximately $1.5 million in connection with the second Imagyn acquisition which are included in cost of sales. The second Imagyn acquisition did not have a material effect on earnings per share in the year ended December 2001.

     On August 3, 2001, we purchased the real estate partnerships which own the Largo, Florida property leased by our Linvatec subsidiary for an aggregate purchase price of $22.7 million (the "Largo acquisition"). In connection with the acquisition, we assumed the existing debt on the property and financed the remainder with the seller (Note 5).

Note 3  Inventories

The components of inventory are as follows (in  thousands):

                                              2000         2001
                                            --------     --------
                   Raw materials  .....     $ 38,278     $ 38,101
                   Work in process.....       12,612       11,921
                   Finished goods......       53,722       57,368
                                            --------     --------
                                            $104,612     $107,390
                                            ========     ========


Note 4  Property, Plant and Equipment

Details of property, plant and equipment are as follows (in thousands):

                                                2000           2001
                                             ---------      ---------

       Land ...........................      $   1,511      $   4,004
       Building and improvements ......         27,686         67,951
       Machinery and equipment ........         63,970         68,284
       Construction in progress .......         12,283          1,955
                                             ---------      ---------
                                               105,450        142,194
       Less: Accumulated depreciation..        (43,000)       (51,168)
                                             ---------      ---------
                                             $  62,450      $  91,026
                                             =========      =========


     We lease various manufacturing and office facilities and equipment under operating leases. Rental expense on these operating leases was approximately $2,935,000, $3,376,000 and $2,756,000 for the years ended December 1999, 2000 and 2001, respectively. The aggregate future minimum lease commitments for operating leases at December 2001 are as follows:

Year ending December (in thousands):

                                2002 ..................   $ 1,624

                                2003 ..................     1,255

                                2004 ..................     1,036

                                2005 ..................       962

                                2006 ..................       933

                          Thereafter ..................     1,950


Note 5  Long Term Debt

     We have a credit agreement with several banks providing for a $490,000,000 senior credit facility. The senior credit facility is comprised of four sub-facilities: (i) a $210,000,000 five-year term loan with quarterly principal repayments; (ii) a $140,000,000 seven-year term loan with quarterly principal repayments; (iii) a $40,000,000 six-year term loan with quarterly principal repayments; and (iv) a $100,000,000 revolving credit facility. The revolving credit facility expires on December 30, 2002 and therefore has been classified in the current portion of long-term debt; it is expected to be renegotiated during 2002. During the commitment period, we are obligated to pay a fee of .375% per annum on the unused portion of the revolving credit facility. As of December 2001, we had $13,300,000, $77,220,000, $34,340,000 and
$58,000,000 outstanding under the five-year term loan, the seven-year term loan, the six year term loan and the revolving credit facility, respectively.

     The borrowings under the senior credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The covenants of the senior credit facility provide for increases and decreases to this interest rate spread based on our operating results. Additionally, certain events of default under the credit facility limit interest rate options available to us. The weighted average interest rates at December 2001 under the five-year term loan, the seven-year term loan, the six year term loan and the revolving credit facility, were 4.00%, 4.43%, 4.60% and 3.93%, respectively.

     The term debt and revolving credit facility are collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with the accounts receivable sales agreement discussed in Note 1. The agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We are also required to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales. Mandatory prepayments are to be applied first to the prepayment of the term loans and then to reduce borrowings under the revolving credit facility.

     The debt assumed in connection with the Largo acquisition (Note 2), consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). Additionally, there is a seller-financed note which bears interest at 6.50% per annum with monthly payments of principal and interest through July 2013 (the "Seller note"). The principal balances assumed on the Class A note, Class C note and Seller note aggregate $12,185,000, $6,191,000 and $4,228,000, respectively, at the date of acquisition. The principal balances outstanding related to the Largo acquisition, aggregated $11,724,000, $6,402,000 and $4,157,000, at December 2001
on the Class A note, Class C note and Seller note respectively. The Largo acquisition related debt is collateralized by, among other things, recorded and unrecorded mortgage liens on the Largo property.

     We have $130,000,000 of 9% Senior Subordinated Notes (the "Notes") outstanding. The Notes mature on March 15, 2008, unless previously redeemed by us. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Notes are redeemable for cash at anytime on or after March 15, 2003, at our option, in whole or in part, at the redemption prices set forth therein, plus accrued and unpaid interest to the date of redemption.

     As discussed in Note 1, we use an interest rate swap, a form of derivative financial instrument, to manage interest rate risk. We have designated as a cash-flow hedge, an interest rate swap which effectively converts $50,000,000 of LIBOR-based floating rate debt under our senior credit facility into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in

June 2003 and is included in liabilities on the balance sheet with a fair value approximating $3,072,000.

     Excluding the revolving credit facility which expires and is expected to be renegotiated in 2002, the scheduled maturities of long-term debt outstanding at December 2001 are as follows:

Year ending December (in thousands):

                                2002  ..........   $ 15,429

                                2003  ..........     43,364

                                2004  ..........     36,749

                                2005  ..........     35,181

                                2006  ..........      1,943

                          Thereafter  ..........    145,263

Note 6  Income Taxes

The provision for income taxes consists of the following (in thousands):

                                         1999         2000         2001
                                        -------     -------     -------
      Current tax expense:
        Federal ...................     $ 5,027     $ 1,634     $ 3,565
        State .....................         350         300         400
        Foreign ...................         922         956       1,201
                                        -------     -------     -------
                                          6,299       2,890       5,166
      Deferred income tax expense..       8,978       7,974       8,562
                                        -------     -------     -------
      Provision for income taxes...     $15,277     $10,864     $13,728
                                        =======     =======     =======


     A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows (in thousands):

                                                 1999      2000     2001
                                               -------   -------   -------
   Tax provision at statutory rate based
     on income before income taxes and
     extraordinary item ......................  $14,853   $10,562   $13,347

   Foreign sales corporation .................     (543)     (725)     (894)

   State taxes ...............................      257       180       270

   Nondeductible intangible amortization .....      320       321       320

   Other nondeductible permanent differences .      270       200       220

   Other, net ................................      120       326       465
                                               -------   -------   -------

                                                $15,277   $10,864   $13,728
                                                =======   =======   =======

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 2000 and 2001 are as follows (in thousands):

                                                             2000             2001
                                                           --------        --------
Assets:

     Receivables ....................................       $    138        $    225
     Inventory ......................................          1,115             870
     Deferred compensation ..........................            761             943
     Employee benefits ..............................            221             428
     Deferred rent ..................................            570              --
     Additional minimum pension liability ...........             --             597
     Interest rate swap .............................             --           1,106
     Other ..........................................          1,011             164
     Net operating losses of acquired subsidiary ....          3,834           3,410
     Valuation allowance for deferred tax assets ....         (3,834)         (3,410)
                                                            --------        --------

                                                               3,816           4,333
                                                            --------        --------

Liabilities:

     Goodwill and intangible assets .................         11,559          17,757
     Depreciation ...................................          2,650           4,126
                                                            --------        --------

                                                              14,209          21,883
                                                            --------        --------

Net liability ..................................            $(10,393)       $(17,550)
                                                            ========        ========


     Net operating losses related to an acquisition are subject to certain limitations and expire over the period 2008 to 2010. Management has established a valuation allowance of $3,410,000 to reflect the uncertainty of realizing the benefit of certain of these carryforwards.

Note 7  Shareholders Equity

     The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 2001, no preferred stock had been issued.

     On August 8, 2001, our Board of Directors declared a three-for-two split of our common stock to be effected in the form of a common stock dividend. This dividend was payable on September 7, 2001 to shareholders of record on August 21, 2001. Accordingly, common stock, the number of shares outstanding, earnings per share, incentive stock option activity and the number of shares used in the calculation of earnings per share have all been restated to retroactively reflect the split.

     In connection with the 1997 acquisition of Linvatec Corporation, we issued to Bristol-Myers Squibb Company a ten-year warrant to purchase 1.5 million shares of our common stock at a price of $22.82 per share.

     We have reserved shares of common stock for issuance to employees and directors under four stock option plans (the "Plans"). The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

     The following is a summary of incentive stock option activity under the Plans (in thousands, except per share amounts):

                                                                          Weighted-
                                                          Number           Average
                                                           of              Exercise
                                                          Shares             Price
                                                          -----          ---------
Outstanding at December 1998 ...................          2,250          $   11.93
    Granted during 1999 ........................            602              19.75
    Forfeited ..................................            (14)             15.27
    Exercised ..................................           (182)              8.88
                                                          -----          ---------

Outstanding at December 1999 ...................          2,656              13.96
    Granted during 2000 ........................            684              14.05
    Forfeited ..................................           (209)             17.20
    Exercised ..................................            (72)              6.23
                                                          -----          ---------

Outstanding at December 2000 ...................          3,059              13.91
    Granted during 2001 ........................            709              15.59
    Forfeited ..................................            (75)             18.86
    Exercised ..................................           (259)              7.07
                                                          -----          ---------


Outstanding at December 2001 ...................          3,434           $  14.69
                                                          =====          =========


Exercisable:
    December 1999 ..............................          1,418          $   10.89
    December 2000 ..............................          1,674              12.31
   December 2001 ...............................          1,954              13.59


                                                                                  Stock
                                                                Weighted        Options          Weighted
                         Stock Options      Weighted            Average        Exercisable       Average
Range of                Outstanding at  Average Remaining       Exercise       at December       Exercise
Exercise Prices         December 2001     Life (Years)           Price             2001            Price
---------------         -------------     ------------           -----             ----            -----

Less than $5.00              42,000          1.6                $ 3.57           42,000            $ 3.57
$5.00 to $7.50              392,000          1.5                  7.05          392,000              7.05
$7.50 to $10.00             287,000          7.8                  9.01          224,000              8.97
$10.00 to $15.00            905,000          8.0                 13.83          287,000             13.25
$15.00 to $17.50          1,000,000          6.6                 16.36          638,000             16.34
$17.50 to $20.00            471,000          7.6                 19.05          222,000             19.31
$20.00 to $23.00            337,000          7.4                 21.07          149,000             20.87


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. We have elected to continue to account for our stock-based compensation plans under the provisions of APB No. 25. No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 1999, 2000 and 2001 was $8.85, $8.55 and $7.39, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for options granted in 1999, 2000 and 2001, respectively: Risk-free interest rates of 6.46%, 5.06% and 4.38%; volatility factors of the expected market price of the Company's common stock of 39.23%, 68.01% and 48.04%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                              1999            2000           2001
                                            -------         -------         -------
Net income  as reported ........            $27,159         $19,314         $24,406
Net income  pro forma ..........             24,678          16,167          21,561

EPS  as reported:
  Basic ........................               1.19             .84            1.02
  Diluted.......................               1.17             .83            1.00

EPS  pro forma:
  Basic ........................               1.08             .70             .90
  Diluted.......................               1.07             .69             .88


Note 8  Business Segments, Geographic Areas and Major Customers

    CONMED's business is organized, managed and internally reported as a single segment comprised of medical instruments and systems used in surgical and other medical procedures. We believe our product lines have similar economic, operating and other related characteristics.

The following is net sales information for geographic areas (in thousands):

                                          1999            2000             2001
                                        --------        --------        --------

United States ..................        $285,048        $288,514        $306,306
All other countries ............          91,178         107,359         122,416
                                        --------        --------        --------

Total ..........................        $376,226        $395,873        $428,722
                                        ========        ========        ========

     There were no significant investments in long-lived assets located outside the United States at December 2000 and 2001.

Note 9  Pension Plans

     We maintain defined benefit plans covering substantially all employees. We make annual contributions to the plans equal to the maximum deduction allowed for federal income tax purposes.

     Net pension cost for 1999, 2000 and 2001 included the following components (in thousands):

                                                            1999      2000      2001
                                                          -------   -------   -------
Service cost  benefits earned during
   the period .........................................   $ 2,592   $ 2,658   $ 3,622
Interest cost on projected benefit obligation .........     1,349     1,608     1,785
Expected return on plan assets ........................    (1,090)   (1,121)   (1,211)
Net amortization and deferral .........................        41        21       166
                                                          -------   -------   -------
Net pension cost ......................................   $ 2,892   $ 3,166   $ 4,362
                                                          =======   =======   =======

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheets at December 2000 and 2001 (in thousands):

                                                            2000         2001
                                                         --------      --------
Change in benefit obligation
Projected benefit obligation at beginning of year ..     $ 19,737      $ 22,949
Service cost .......................................        2,658         3,622
Interest cost ......................................        1,608         1,785
Actuarial loss (gain) ..............................        2,834         4,597
Benefits paid ......................................       (3,888)       (3,205)
                                                         --------      --------
Projected benefit obligation at end of year ........     $ 22,949      $ 29,748
                                                         --------      --------

Change in plan assets
Fair value of plan assets at beginning of year .....     $ 12,759      $ 13,077
Actual return on plan assets .......................          312           432
Employer contribution ..............................        3,894         6,659
Benefits paid ......................................       (3,888)       (3,205)
                                                         --------      --------
Fair value of plan assets at end of year ...........     $ 13,077      $ 16,963
                                                         --------      --------

Change in funded status
Funded status ......................................     $  9,872      $ 12,785
Unrecognized net actuarial loss ....................       (3,837)       (9,062)
Unrecognized transition liability ..................          (60)          (56)
Unrecognized prior service cost ....................         (151)         (140)
Additional minimum pension liability ...............           --         1,659
                                                         --------      --------
Accrued pension cost ...............................     $  5,824      $  5,186
                                                         ========      ========


     For 1999, 2000 and 2001 actuarial calculation purposes, the weighted average discount rate was 7.0%, 7.5% and 7.0%, respectively, the expected long term rate of return was 8.0% and the rate of increase in future compensation levels was 4.5%.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $16,447,000, $11,672,000 and $8,087,000 respectively, as of December 2001. CONMED common stock valued at $315,000 and $550,000 was held by the plans at December 2000 and 2001, respectively.

Note 10  Legal Matters

     From time to time, we have been named as a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Certain of these claims are covered by various insurance policies, subject to deductible amounts and maximum policy limits. Ultimate liability with respect to these contingencies, if any, is not considered to be material to the consolidated financial statements of the Company.

Note 11  Unusual Items

     During the quarter ended December 1999, we recognized a benefit related to a previously recorded litigation accrual which was settled on favorable terms. This nonrecurring benefit amounted to $1,256,000, before income taxes, or $.03 per diluted share and is included in selling and administrative expense.

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

     As discussed in Note 2, during the third and fourth quarters of 2001, we incurred certain charges related to the second Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled $886,000 and $681,000, respectively, before income taxes, or $.02 per diluted share in each of the third and fourth quarters of 2001. These nonrecurring charges are included in cost of sales.

Note 12  Selected Quarterly Financial Data  (Unaudited)

     Selected quarterly financial data for 2000 and 2001 are as follows (in thousands, except per share amounts):


                                                  Three Months Ended
                                                  ------------------
                                   March         June      September    December
                                   -----         ----      ---------    --------
2000
Net sales ................       $102,811     $97,878      $92,838      $102,346
Gross profit .............         54,150      50,551       48,702        54,247
Net income ...............          7,409       3,516        2,729         5,660
Earnings per share:
  Basic ..................           0.32        0.15         0.12          0.25
  Diluted ................           0.32        0.15         0.12          0.24

                                                  Three Months Ended
                                                  ------------------
                                   March         June      September    December
                                   -----         ----      ---------    --------
2001
Net sales ..................     $105,909     $104,171     $105,318     $113,324
Gross profit ...............       56,235       54,206       53,986       59,921
Net income .................        6,003        5,734        5,015        7,654
Earnings per share:
  Basic ....................         0.26         0.25         0.20         0.30
  Diluted ..................         0.26         0.25         0.20         0.30


     As discussed in Note 11, during the quarter ended June 2000, we incurred a severance charge of $1,509,000, before income taxes, or $.04 per diluted share, related to a restructuring of our arthroscopy sales force. This nonrecurring charge is included in selling and administrative expense.

     As discussed in Notes 2 and 11, during the third and fourth quarters of 2001, we incurred certain transition charges related to the second Imagyn acquisition. Such costs totaled $886,000 and $681,000, respectively, before income taxes, or $.02 per diluted share in each of the third and fourth quarters of 2001. These nonrecurring charges are included in cost of sales.

Note 13  Guarantor Financial Statements

     Our credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of our subsidiaries (the "Subsidiary
Guarantors") except CRC (the "Non-Guarantor Subsidiary"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor and Non-Guarantor Subsidiary is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and Non-Guarantor Subsidiary and for the Company as of December 2000 and 2001 and for the years ended December 1999, 2000 and 2001.




                              CONSOLIDATING CONDENSED BALANCE SHEET
                                          December 2000
                                         (in thousands)

                                           Parent
                                          Company      Subsidiary                      Company
                                           Only        Guarantors      Eliminations     Total
                                         ---------      ---------      ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents ........     $      --      $   3,470      $    --        $   3,470
  Accounts receivable, net .........        35,218         43,408           --           78,626
  Inventories ......................        20,174         84,438           --          104,612
  Deferred income taxes ............         1,761             --           --            1,761
  Prepaid expenses and other
    current assets .................           598          2,964           --            3,562
                                         ---------      ---------      ---------      ---------
      Total current assets .........        57,751        134,280           --          192,031
                                         ---------      ---------      ---------      ---------
Property, plant and equipment, net .        38,275         24,175           --           62,450
Goodwill, net ......................        61,651        164,150           --          225,801
Other intangible assets, net .......         7,498        187,510           --          195,008
Other assets .......................       473,408          5,217       (474,344)         4,281
                                         ---------      ---------      ---------      ---------
     Total assets ..................     $ 638,583      $ 515,332      $(474,344)     $ 679,571
                                         =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Current portion of long-term debt      $  36,068      $      --      $    --        $  36,068
  Accounts payable .................         4,398         15,952           --           20,350
  Accrued compensation .............         2,147          7,766           --            9,913
  Income taxes payable .............         1,338            641           --            1,979
  Accrued interest .................         5,130           --             --            5,130
  Other current liabilities ........         1,890          2,946           --            4,836
                                         ---------      ---------      ---------      ---------
     Total current liabilities .....        50,971         27,305           --           78,276
                                         ---------      ---------      ---------      ---------

Long-term debt .....................       342,680           --             --          342,680
Deferred income taxes ..............        12,154           --             --           12,154
Other long-term liabilities ........         2,175        349,295       (335,612)        15,858
                                         ---------      ---------      ---------      ---------
      Total liabilities ............       407,980        376,600       (335,612)       448,968
                                         ---------      ---------      ---------      ---------

Shareholders' equity:
  Preferred stock ..................          --             --             --               --
  Common stock .....................           230              1             (1)           230
  Paid-in capital ..................       127,985           --             --          127,985
  Retained earnings ................       103,834        139,758       (139,758)       103,834
  Accumulated other comprehensive
    loss ...........................        (1,027)        (1,027)         1,027         (1,027)
Less common stock in
    treasury, at cost ..............          (419)          --             --             (419)
                                         ---------      ---------      ---------      ---------
Total shareholders' equity .........       230,603        138,732       (138,732)       230,603
                                         ---------      ---------      ---------      ---------
     Total liabilities and
       shareholders' equity ........     $ 638,583      $ 515,332      $(474,344)     $ 679,571
                                         =========      =========      =========      =========

                        F-22

                                              CONMED CORPORATION
                                     CONSOLIDATING CONDENSED BALANCE SHEET
                                                 December 2001
                                                (in thousands)

                                           Parent                         Non-
                                           Company     Subsidiary      Guarantor                    Company
                                            Only       Guarantors     Subsidiary  Eliminations        Total
                                         ---------      ---------      ---------     ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents ........     $    --        $   1,181      $     221     $    --        $   1,402
  Accounts receivable, net .........          --            7,198         43,990          --           51,188
  Inventories ......................        23,045         84,345             --          --          107,390
  Deferred income taxes ............         1,105             --             --          --            1,105
  Prepaid expenses and other
    current assets .................           831          2,633             --          --            3,464
                                         ---------      ---------      ---------     ---------      ---------
      Total current assets .........        24,981         95,357         44,211          --          164,549
                                         ---------      ---------      ---------     ---------      ---------
Property, plant and equipment, net .        45,856         45,170             --          --           91,026
Goodwill, net ......................        86,412        164,728             --          --          251,140
Other intangible assets, net .......         8,177        181,575             --          --          189,752
Other assets .......................       477,798          2,376             --      (475,033)         5,141
                                         ---------      ---------      ---------     ---------      ---------
      Total assets .................     $ 643,224      $ 489,206      $  44,211     $(475,033)     $ 701,608
                                         =========      =========      =========     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt      $  72,241      $   1,188      $      --     $    --        $  73,429
  Accounts payable .................         5,078         14,799             --          --           19,877
  Accrued compensation .............         3,979          7,884             --          --           11,863
  Income taxes payable .............         2,372            135             --          --            2,507
  Accrued interest .................         4,760             37            157          --            4,954
Other current liabilities ..........         4,634          2,573             --          --            7,207
                                         ---------      ---------      ---------     ---------      ---------
      Total current liabilities ....        93,064         26,616            157          --          119,837
                                         ---------      ---------      ---------     ---------      ---------

Long-term debt .....................       241,404         21,096             --            --        262,500
Deferred income taxes ..............        18,655             --             --            --         18,655
Other long-term liabilities ........         6,467        285,329         41,947      (316,761)        16,982
                                         ---------      ---------      ---------     ---------      ---------
Total liabilities ..................       359,590        333,041         42,104      (316,761)       417,974
                                         ---------      ---------      ---------     ---------      ---------

Shareholders' equity:
  Preferred stock ..................          --             --             --            --               --
  Common stock .....................           253              1           --              (1)           253
  Paid-in capital ..................       160,757           --            2,000        (2,000)       160,757
  Retained earnings ................       128,240        158,333            107      (158,440)       128,240
  Accumulated other comprehensive
    loss ...........................        (5,197)        (2,169)          --           2,169         (5,197)
  Less common stock in
    treasury, at cost ..............          (419)          --             --            --             (419)
                                         ---------      ---------      ---------     ---------      ---------
  Total shareholders' equity .......       283,634        156,165          2,107      (158,272)       283,634
                                         ---------      ---------      ---------     ---------      ---------
  Total liabilities and
    shareholders' equity ...........     $ 643,224      $ 489,206      $  44,211     $(475,033)     $ 701,608
                                         =========      =========      =========     =========      =========

                                      F-23

                                      CONMED CORPORATION
                          CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                   Year Ended December 1999
                                        (in thousands)



                                           Parent
                                          Company     Subsidiary                     Company
                                           Only       Guarantors    Eliminations      Total
                                         ---------     ---------     ---------      ---------
Net sales ..........................     $  83,612     $ 292,614     $    --        $ 376,226
                                         ---------     ---------     ---------      ---------

Cost of sales ......................        47,178       131,302          --          178,480

Selling and administrative expense .        26,338        84,504          --          110,842

Research and development expense ...         1,626        10,482          --           12,108
                                         ---------     ---------     ---------      ---------

                                            75,142       226,288          --          301,430
                                         ---------     ---------     ---------      ---------

Income from operations .............         8,470        66,326          --           74,796

Interest expense, net ..............          --          32,360          --           32,360
                                         ---------     ---------     ---------      ---------

Income before income taxes .........         8,470        33,966          --           42,436

Provision for income taxes .........         3,049        12,228          --           15,277
                                         ---------     ---------     ---------      ---------

Income before equity in earnings
   of unconsolidated subsidiaries ..         5,421        21,738          --           27,159

Equity in earnings of unconsolidated
   subsidiaries ....................        21,738          --         (21,738)          --
                                         ---------     ---------     ---------      ---------

Net Income .........................     $  27,159     $  21,738     $ (21,738)     $  27,159
                                         =========     =========     =========      =========


                                       CONMED CORPORATION
                          CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                    Year Ended December 2000
                                         (in thousands)


                                            Parent
                                           Company      Subsidiary                    Company
                                             Only       Guarantors   Eliminations      Total
                                          ---------     ---------     ---------      ---------

Net sales ...........................     $  73,632     $ 322,241     $    --        $ 395,873
                                          ---------     ---------     ---------      ---------

Cost of sales .......................        42,461       145,762          --          188,223

Selling and administrative expense ..        20,015       108,301          --          128,316

Research and development expense ....         1,907        12,963          --           14,870
                                          ---------     ---------     ---------      ---------

                                             64,383       267,026          --          331,409
                                          ---------     ---------     ---------      ---------

Income from operations ..............         9,249        55,215          --           64,464

Interest expense, net ...............          --          34,286          --           34,286
                                          ---------     ---------     ---------      ---------

Income before income taxes ..........         9,249        20,929          --           30,178

Provision for income taxes ..........         3,330         7,534          --           10,864
                                          ---------     ---------     ---------      ---------

Income before equity in earnings
    of unconsolidated subsidiaries ..         5,919        13,395          --           19,314

Equity in earnings of unconsolidated
    subsidiaries ....................        13,395          --         (13,395)          --
                                          ---------     ---------     ---------      ---------

Net income ..........................     $  19,314     $  13,395     $ (13,395)     $  19,314
                                          =========     =========     =========      =========


                                            CONMED CORPORATION
                               CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                         Year Ended December 2001
                                              (in thousands)


                                       Parent
                                       Company    Subsidiary   Non-Guarantor                   Company
                                        Only      Guarantors    Subsidiary    Eliminations      Total
                                      -------      --------      ---------      ---------      ---------
Net sales .....................       $91,609      $337,113      $    --        $    --        $ 428,722
                                      -------      --------      ---------      ---------      ---------

Cost of sales .................        53,534       150,840           --             --          204,374

Selling and administrative
expense .......................        27,620       113,302           (362)          --          140,560

Research and development
expense .......................         1,511        13,319           --             --           14,830
                                      -------      --------      ---------      ---------      ---------

                                       82,665       277,461           (362)          --          359,764
                                      -------      --------      ---------      ---------      ---------

Income from operations ........         8,944        59,652            362           --           68,958

Interest expense, net .........          --          30,629            195           --           30,824
                                      -------      --------      ---------      ---------      ---------
Income before income taxes ....         8,944        29,023            167           --           38,134

Provision for income taxes ....         3,220        10,448             60           --           13,728
                                      -------      --------      ---------      ---------      ---------

Income before equity in
earnings of unconsolidated
    subsidiaries ..............         5,724        18,575            107           --           24,406

Equity in earnings of
    unconsolidated subsidiaries        18,682          --             --          (18,682)          --
                                      -------      --------      ---------      ---------      ---------

Net income ....................       $24,406      $ 18,575      $     107      $ (18,682)     $  24,406
                                      =======      ========      =========      =========      =========


                                            CONMED CORPORATION
                              CONSOLIDATING CONDENSED STATMENT OF CASH FLOWS
                                         Year Ended December 1999
                                              (in thousands)

                                                       Parent
                                                      Company      Subsidiary                    Company
                                                        Only       Guarantors    Eliminations     Total
                                                      --------      --------      --------      --------
Net cash flows from operating
  activities ....................................     $ 11,784       $25,657      $   --        $ 37,441
                                                      --------      --------      --------      --------

Cash flows from investing activities:
   Distributions to subsidiaries ................      (21,885)         --          21,885          --
   Payments related to business
     acquisitions ...............................         --         (40,585)         --         (40,585)
   Purchases of property, plant and
     equipment ..................................       (4,801)       (4,551)         --          (9,352)
                                                      --------      --------      --------      --------
         Net cash provided (used)
           by investing activities ..............      (26,686)      (45,136)       21,885       (49,937)
                                                      --------      --------      --------      --------

Cash flows from financing:
   Proceeds of long-term debt ...................       40,900          --            --          40,900
   Distributions from parent ....................         --          21,885       (21,885)         --
   Repayments under revolving
     credit facility ............................       (8,000)         --            --          (8,000)
   Proceeds from issuance of
     common stock ...............................        1,612          --            --           1,612
   Payments related to issuance
     of long-term debt ..........................         (661)         --            --            (661)
     Payments on long-term debt .................      (23,103)         --            --         (23,103)
                                                      --------      --------      --------      --------
         Net cash provided (used)by
           financing activities .................       10,748        21,885       (21,885)       10,748
                                                      --------      --------      --------      --------

Effect of exchange rate changes on cash
  and cash equivalents ..........................         --            (411)         --            (411)
                                                      --------      --------      --------      --------

Net decrease in cash and
  cash equivalents ..............................       (4,154)        1,995          --          (2,159)

Cash and cash equivalents at
  beginning of period ...........................        4,752         1,154          --           5,906
                                                      --------      --------      --------      --------
Cash and cash equivalents at
  end of period .................................     $    598      $  3,149      $   --        $  3,747
                                                      ========      ========      ========      ========


                                            CONMED CORPORATION
                             CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                         Year Ended December 2000
                                              (in thousands)

                                             Parent
                                             Company     Subsidiary                           Company
                                              Only       Guarantors          Eliminations      Total
                                             -------       -------                ------       -------
Net cash flows from operating
  activities ..........................     $ 18,238      $ 17,712              $   --        $ 35,950
                                             -------       -------                ------       -------

Cash flows from investing activities:
  Distributions from subsidiaries .....       13,618          --                 (13,618)         --
  Payments related to business
    acquisitions ......................       (6,042)         --                    --          (6,042)
  Purchases of property, plant and
    equipment .........................      (10,940)       (3,110)                 --         (14,050)
                                             -------       -------                ------       -------
        Net cash provided (used)
          by investing activities .....       (3,364)       (3,110)              (13,618)      (20,092)
                                             -------       -------                ------       -------

Cash flows from financing:
  Distributions to parent .............         --         (13,618)               13,618          --
  Borrowings under revolving
    credit facility ...................       17,000          --                    --          17,000
  Proceeds from issuance of
    common stock ......................          449          --                    --             449
  Payments on long-term debt ..........      (32,921)         --                    --         (32,921)
                                             -------       -------                ------       -------
        Net cash provided (used)by
          financing activities ........      (15,472)      (13,618)               13,618       (15,472)
                                             -------       -------                ------       -------

Effect of exchange rate changes on cash
  and cash equivalents ................         --            (663)                 --            (663)
                                             -------       -------                ------       -------

Net increase (decrease) in cash and
  cash equivalents ....................         (598)          321                  --            (277)

Cash and cash equivalents at
  beginning of period .................          598         3,149                  --           3,747
                                             -------       -------                ------       -------

Cash and cash equivalents at
  end of period .......................     $   --        $  3,470              $   --        $  3,470
                                            ========      ========              ========      ========

                                               CONMED CORPORATION
                                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                            Year Ended December 2001
                                                 (in thousands)


                                               Parent                        Non-
                                              Company    Subsidiary      Guarantor                     Company
                                               Only      Guarantors      Subsidiary      Eliminations    Total
                                            --------      --------         --------      --------      --------
Net cash flows from operating
  activities ..........................     $ 44,301      $ 74,574         $ 40,264      $(81,990)     $ 77,149
                                            --------      --------         --------      --------      --------

Cash flows from investing activities:
  Distributions from subsidiaries .....       71,629          --               --         (71,629)         --
  Note payable from subsidiary ........      (41,947)         --               --          41,947          --
  Net purchases of
   accounts receivable ................         --            --            (81,990)       81,990          --
  Purchases of property, plant and
   equipment ..........................      (10,390)       (4,053)            --            --         (14,443)
                                            --------      --------         --------      --------      --------
         Net cash provided (used)
           by investing activities ....       19,292        (4,053)         (81,990)       52,308       (14,443)
                                            --------      --------         --------      --------      --------

Cash flows from financing:
  Distributions to parent .............         --         (71,629)            --          71,629          --
  Note payable to parent company ......         --            --             41,947       (41,947)         --
  Borrowings under revolving
   credit facility ....................       11,000          --               --            --          11,000
  Proceeds from issuance of
   common stock .......................        1,830          --               --            --           1,830
  Payments on long-term debt ..........      (76,423)         --               --            --         (76,423)
                                            --------      --------         --------      --------      --------
         Net cash provided (used) by
           financing activities .......      (63,593)      (71,629)          41,947        29,682      $(63,593)
                                            --------      --------         --------      --------      --------

Effect of exchange rate changes on cash
   and cash equivalents ...............         --          (1,181)            --            --        $ (1,181)
                                            --------      --------         --------      --------      --------

Net increase (decrease) in cash and
   cash equivalents ...................         --          (2,289)             221          --          (2,068)
                                            --------      --------         --------      --------      --------
Cash and cash equivalents at
   beginning of period ................         --           3,470             --            --           3,470
                                            --------      --------         --------      --------      --------

Cash and cash equivalents at
   end of period ......................     $   --        $  1,181         $    221      $   --        $  1,402
                                            ========      ========         ========      ========      ========



                                  SCHEDULE VIII--Valuation and Qualifying Accounts
                                                   (in thousands)

                                                             Column C
                                                     --------------------------
                                                             Additions
                                                     --------------------------
                                     Column B            (1)          (2)
                                   ------------                                                         Column E
          Column A                 Balance at       Charged to      Charged to        Column D       --------------
        ------------               Beginning of      Costs and       Other           ---------      Balance at End
         Description                  Period          Expenses       Accounts        Deductions         of Period
         -----------                  ------          --------       --------        ----------         ---------

2001
----
   Allowance for bad debts..          $ 1,479           $ 514                        $   (440)           $1,553
   Inventory reserves.......          $ 5,221           $ 620      $ 4,373           $ (1,522)           $8,692
   Deferred tax asset
      valuation allowance...          $ 3,834                                        $   (424)           $3,410

2000
----
   Allowance for bad debts..          $ 1,434           $246                         $   (201)           $1,479
   Inventory reserves.......          $ 7,175           $520       $  100            $ (2,574)           $5,221
   Deferred tax asset
      valuation allowance...         $ 4,258                                        $   (424)           $3,834


1999
----
   Allowance for bad debts..          $2,213           $263                          $ (1,042)          $ 1,434
   Inventory reserves.......          $6,618           $220        $ 1,500           $ (1,163)          $ 7,175
   Deferred tax asset
      valuation allowance...          $4,681                                         $   (423)          $ 4,258
