Form 10-Q
period 2002-03-31
CONMED CORP
filed 2002-05-14
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 2002              Commission File Number 0-16093



                               CONMED CORPORATION
           (Exact name of the registrant as specified in its charter)


            New York                                             16-0977505
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    525 French Road, Utica, New York                                13502
---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)


                                 (315) 797-8375
               --------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


     The number of shares outstanding of registrant's common stock, as of April 30, 2002 is 25,621,202 shares.

                               CONMED CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                          PART I FINANCIAL INFORMATION



    Item Number                                                 Page


         Item 1.  Financial Statements

                  - Consolidated Condensed Statements
                    of Income                                    1

                  - Consolidated Condensed Balance Sheets        2

                  - Consolidated Condensed Statements
                    of Cash Flows                                3

                  - Notes to Consolidated Condensed
                    Financial Statements                         4


         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                 14


                            PART II OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K              21


         Signatures                                             22

Item 1.
                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2001 and 2002
                     (in thousands except per share amounts)
                                   (unaudited)


                                                           2001           2002
                                                           ----           ----

Net sales............................................    $105,909       $113,205
                                                         --------       --------

Cost of sales........................................      49,674         54,104

Selling and administrative expense...................      34,829         34,468

Research and development expense.....................       3,696          3,824
                                                         --------       --------

                                                           88,199         92,396
                                                         --------       --------


Income from operations...............................      17,710         20,809

Interest expense, net................................       8,331          6,628
                                                         --------       --------

Income before income taxes...........................       9,379         14,181

Provision for income taxes...........................       3,376          5,105
                                                         --------       --------

Net income...........................................     $ 6,003        $ 9,076
                                                          =======        =======


Per share data:

Net income
    Basic............................................     $   .26        $   .36
    Diluted..........................................          26            .35

Weighted average common shares
    Basic............................................      23,057         25,397
    Diluted..........................................      23,307         25,969


See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                                  (unaudited)
                                                                December 31,        March 31,
                                                                    2001              2002
                                                                    ----              ----
ASSETS
Current assets:
  Cash and cash equivalents...................................    $  1,402         $  2,634
  Accounts receivable, net....................................      51,188           50,893
  Inventories.................................................     107,390          109,951
  Deferred income taxes.......................................       1,105            1,105
  Prepaid expenses and other current assets...................       3,464            3,698
                                                                  --------         --------
    Total current assets......................................     164,549          168,281
                                                                  --------         --------
Property, plant and equipment, net............................      91,026           92,028
Goodwill, net.................................................     251,140          252,450
Other intangible assets, net..................................     189,752          188,614
Other assets..................................................       5,141            5,577
                                                                  --------         --------
    Total assets..............................................    $701,608         $706,950
                                                                  ========         ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...........................    $ 73,429         $ 73,914
  Accounts payable............................................      19,877           26,380
  Accrued compensation........................................      11,863            9,256
  Income taxes payable........................................       2,507            2,340
  Accrued interest............................................       4,954            1,573
  Other current liabilities...................................       7,207            7,384
                                                                  --------         --------
    Total current liabilities.................................     119,837          120,847
                                                                  --------         --------

Long-term debt................................................     262,500          252,077
Deferred income taxes.........................................      18,655           22,924
Other long-term liabilities...................................      16,982           15,891
                                                                  --------         --------
    Total liabilities.........................................     417,974          411,739
                                                                  --------         --------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding...............         --                --
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 25,261,590 and
      25,549,358 shares issued and outstanding in
      2001 and 2002, respectively.............................         253              255
  Paid-in capital.............................................     160,757          162,740
  Retained earnings...........................................     128,240          137,316
  Accumulated other comprehensive loss........................      (5,197)          (4,681)
  Less 37,500 shares of common stock in treasury,
    at cost...................................................        (419)            (419)
                                                                  --------         --------
    Total shareholders' equity................................     283,634          295,211
                                                                  --------         --------
    Total liabilities and shareholders' equity................    $701,608         $706,950
                                                                  ========         ========


           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2002
                                 (in thousands)
                                   (unaudited)



                                                                        2001             2002
                                                                        ----             ----

Cash flows from operating activities:
  Net income........................................................  $ 6,003          $ 9,076
                                                                      -------          -------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation................................................    2,185            2,206
        Amortization................................................    5,381            3,197
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Accounts receivable...............................   (1,837)             289
                  Inventories.......................................   (1,168)          (3,605)
                  Prepaid expenses and
                    other current assets............................     (677)            (247)
                  Accounts payable..................................    2,114            6,503
                  Income taxes payable..............................    3,036             (167)
                  Accrued compensation..............................      180           (2,607)
                  Accrued interest..................................   (3,114)          (3,381)
                  Other assets/liabilities, net.....................     (987)           1,087
                                                                      -------          -------
                                                                        5,113            3,275
                                                                      -------          -------
        Net cash provided by operating activities...................   11,116           12,351
                                                                      -------          -------

Cash flows from investing activities:
  Purchases of property, plant, and equipment.......................   (3,867)          (3,208)
                                                                      -------          -------
        Net cash used by investing activities.......................   (3,867)          (3,208)
                                                                      -------          -------

Cash flows from financing activities:
  Borrowings (repayments)under revolving credit facility............    3,000           (1,000)
  Proceeds from issuance of common stock............................      481            1,985
  Payments on long-term debt........................................   (9,023)          (8,938)
                                                                      -------          -------
        Net cash used by financing activities.......................   (5,542)          (7,953)
                                                                      -------          -------

Effect of exchange rate changes
    on cash and cash equivalents....................................   (1,073)              42
                                                                      -------          -------

Net increase in cash and cash equivalents...........................      634            1,232

Cash and cash equivalents at beginning of period....................    3,470            1,402
                                                                      -------          -------

Cash and cash equivalents at end of period..........................  $ 4,104          $ 2,634
                                                                      =======          =======


           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (in thousands except share amounts)


Note 1 - Organization and operations
------------------------------------

The consolidated condensed financial statements include the accounts of CONMED Corporation and its subsidiaries ("CONMED", the "Company", "we" or "us"). All intercompany accounts and transactions have been eliminated. CONMED Corporation is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine, and powered surgical instruments, such as drills and saws, for orthopedic, ENT, neuro-surgery and other surgical specialties. We are also a leading developer, manufacturer and supplier of advanced medical devices, including radio frequency, or RF, electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide and endoscopy products such as trocars, clip appliers, scissors and surgical staplers. We also manufacture and sell a full line of ECG electrodes for heart monitoring and other patient care products. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals. Our business is organized, managed and internally reported as a single segment, since our product offerings have similar economic, operating and other related characteristics.

Note 2 - Interim financial information
--------------------------------------

The statements for the three months ended March 31, 2001 and 2002 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated condensed financial statements for the year ending December 31, 2002 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 2002. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Other comprehensive income (loss)
------------------------------------------

Comprehensive income (loss) consists of the following:

                                                       Three months ended
                                                           March 31,
                                                       2001         2002
                                                       ----         ----

Net income.........................................  $ 6,003      $ 9,076
                                                     -------      -------
Other comprehensive income:
    Foreign currency translation adjustment........   (1,063)          36
    Cash flow hedging (net of income taxes)........   (1,550)         480
                                                     -------      -------

    Comprehensive income...........................  $ 3,390      $ 9,592
                                                     =======      =======

Accumulated other comprehensive income (loss) consists of the following:

                                                                                                          Accumulated
                                                       Minimum        Cumulative           Cash              Other
                                                       Pension        Translation          Flow          Comprehensive
                                                      Liability       Adjustments         Hedges         Income (loss)
                                                      ---------       -----------         ------         -------------

Balance, December 2001...............................  $(1,062)         $(2,169)          $(1,966)         $(5,197)
    Foreign currency translation
      adjustments....................................        -               36                 -               36
    Cash flow hedging (net of
      income taxes)..................................        -                -               480              480
                                                       -------          -------           -------          -------
Balance, March 2002..................................  $(1,062)         $(2,133)          $(1,486)         $(4,681)
                                                       =======          =======           =======          =======



Note 4 - Inventories
--------------------

The components of inventory are as follows:

                                                      December 31,     March 31,
                                                         2001             2002
                                                         ----             ----

Raw materials........................................  $38,101          $38,173

Work-in-process......................................   11,921           13,893

Finished goods.......................................   57,368           57,885
                                                       --------        --------

            Total ...................................  $107,390        $109,951
                                                       ========        ========


Note 5 - Earnings per share
---------------------------

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                                            Three months ended
                                                                March 31,
                                                          2001             2002
                                                          ----             ----

Shares used in the calculation of Basic EPS
    (weighted average shares outstanding)............... 23,057           25,397

Effect of dilutive potential securities.................    250              572

Shares used in the calculation of Diluted EPS........... 23,307           25,969

The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 2,296,000 and 351,000 for the three months ended March 31, 2001 and 2002, respectively.

Note 6 - Business acquisitions
------------------------------

On June 11, 2001, we reached a definitive agreement to acquire the remaining assets of the minimally invasive surgical business of Imagyn Medical Technologies, Inc. that we did not acquire in November 2000 (the "second Imagyn acquisition"). The results of operations of the acquired business are included in our consolidated results from July 6, 2001, the date of acquisition. The new products, with revenues of $6.5 million in the quarter ended March 31, 2002, complement our existing endoscopy product lines. Under the terms of the acquisition agreement, we issued Imagyn 1,950,000 shares of CONMED common stock, valuing the transaction at $29.9 million based on the average market price of our common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. Goodwill associated with the second Imagyn acquisition aggregated approximately $26.7 million.


Note 7 - Subsequent events
--------------------------

On April 30, 2002, we filed a registration statement to sell up to 3,450,000 shares of our common stock. The registration statement is not yet effective. We plan to use the net proceeds from this offering to repay outstanding debt under our credit agreement.

In 1997, in connection with the acquisition of Linvatec Corporation, we issued to Bristol-Myers Squibb Company a warrant exercisable in whole or in part for up to 1,500,000 shares of our common stock at a price of $22.82 per share. On May 6, 2002, we purchased the warrant for $2.0 million in cash and subsequently cancelled it. The purchase resulted in a $2.0 million reduction to paid-in capital.


Note 8 - New accounting pronouncements
--------------------------------------

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. In addition, in accordance with the transition provisions of SFAS 142, goodwill recorded as a result of the second Imagyn acquisition has not been amortized.

During the quarter ended March 31, 2002, we performed tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with SFAS 142 in the quarter ended March 31, 2001:

                                                                 Three months ended
                                                                      March 31,
                                                                2001            2002
                                                                ----            ----

Reported net income..........................................  $6,003          $ 9,076
                                                               ------           ------

Adjustments (net of income taxes)
    Add back:  Goodwill amortization.........................   1,030               --
    Add back:  Trademarks and tradenames amortization........     383               --
                                                               ------           ------

Adjusted net income..........................................  $7,416          $ 9,076
                                                               ======          =======

                                                                 Three months ended
                                                                       March 31,
Basic earnings per share                                         2001             2002
                                                                 ----             ----

Reported net income..........................................  $  .26           $  .36

Adjustments (net of income taxes)
    Add back:  Goodwill amortization.........................     .04               --
    Add back:  Trademarks and tradenames amortization........     .02               --
                                                               ------           ------

Adjusted net income..........................................  $  .32           $  .36
                                                               ======           ======


                                                               Three months ended
                                                                    March 31,
Diluted earnings per share                                      2001              2002
                                                                ----              ----

Reported net income..........................................  $  .26           $  .35

Adjustments (net of income taxes)
    Add back:  Goodwill amortization.........................     .04               --
    Add back:  Trademarks and tradenames amortization........     .02               --
                                                               ------           ------

Adjusted net income..........................................  $  .32           $  .35
                                                               ======           ======



Note 9 - Guarantor financial statements
---------------------------------------

Our credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of our subsidiaries (the "Subsidiary Guarantors") except CRC (the "Non-Guarantor Subsidiary"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor and Non-Guarantor Subsidiary is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, condensed consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and Non-Guarantor Subsidiary and for the Company as of December 31, 2001 and March 31, 2002 and for the three months ended March 31, 2001 and 2002.

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                December 31,2001
                                 (in thousands)

                                                         Parent                          Non-
                                                        Company        Subsidiary     Guarantor                           Company
                                                         Only          Guarantors     Subsidiary     Eliminations          Total
                                                         ----          ----------     ----------     ------------          -----
ASSETS
Current assets:
    Cash and cash equivalents........................  $     --         $  1,181        $   221        $      --          $  1,402
    Accounts receivable, net.........................        --            7,198         43,990               --            51,188
    Inventories......................................    23,045           84,345             --               --           107,390
    Deferred income taxes............................     1,105               --             --               --             1,105
    Prepaid expenses and other
        current assets...............................       831            2,633             --               --             3,464
                                                       --------         --------        -------        ---------          --------
          Total current assets.......................    24,981           95,357         44,211               --           164,549
                                                       --------         --------        -------        ---------          --------
Property, plant and equipment, net...................    45,856           45,170             --               --            91,026
Goodwill, net........................................    86,412          164,728             --               --           251,140
Other intangible assets, net.........................     8,177          181,575             --               --           189,752
Other assets.........................................   477,798            2,376             --         (475,033)            5,141
                                                       --------         --------        -------        ---------          --------
    Total assets.....................................  $643,224         $489,206        $44,211        $(475,033)         $701,608
                                                       ========         ========        =======        =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt................  $ 72,241         $  1,188        $    --        $      --          $ 73,429
    Accounts payable.................................     5,078           14,799             --               --            19,877
    Accrued compensation.............................     3,979            7,884             --               --            11,863
    Income taxes payable.............................     2,372              135             --               --             2,507
    Accrued interest.................................     4,760               37            157               --             4,954
    Other current liabilities........................     4,634            2,573             --               --             7,207
                                                       --------         --------        -------        ---------          --------
        Total current liabilities....................    93,064           26,616            157               --           119,837
                                                       --------         --------        -------        ---------          --------

Long-term debt.......................................   241,404           21,096             --                            262,500
Deferred income taxes................................    18,655               --             --                             18,655
Other long-term liabilities..........................     6,467          285,329         41,947         (316,761)           16,982
                                                       --------         --------        -------        ---------          --------
    Total liabilities................................   359,590          333,041         42,104         (316,761)          417,974
                                                       --------         --------        -------        ---------          --------

Shareholders' equity:
    Preferred stock..................................        --               --             --                                 --
    Common stock.....................................       253                1             --               (1)              253
    Paid-in capital..................................   160,757               --          2,000           (2,000)          160,757
    Retained earnings................................   128,240          158,333            107         (158,440)          128,240
    Accumulated other comprehensive
        loss.........................................    (5,197)          (2,169)            --            2,169            (5,197)
    Less common stock in
     treasury, at cost...............................      (419)              --             --               --              (419)
                                                       --------         --------        -------        ---------          --------
        Total shareholders' equity...................   283,634          156,165          2,107         (158,272)          283,634
                                                       --------         --------        -------        ---------          --------
  Total liabilities and
          shareholders' equity.......................  $643,224         $489,206        $44,211        $(475,033)         $701,608
                                                       ========         ========        =======        =========          ========

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 March 31, 2002
                            (in thousands)(unaudited)

                                                        Parent                          Non-
                                                       Company        Subsidiary     Guarantor                            Company
                                                        Only          Guarantors     Subsidiary       Eliminations         Total
                                                        ----          ----------     ----------       ------------         -----
ASSETS
Current assets:
    Cash and cash equivalents........................  $     --         $  1,551        $ 1,083         $     --          $  2,634
    Accounts receivable, net.........................        --           10,606         40,287               --            50,893
    Inventories......................................    24,132           85,819             --               --           109,951
    Deferred income taxes............................       880                -            225               --             1,105
    Prepaid expenses and other
        current assets...............................       755            2,943             --               --             3,698
                                                       --------         --------        -------        ---------          --------
          Total current assets.......................    25,767          100,919         41,595               --           168,281
                                                       --------         --------        -------        ---------          --------
Property, plant and equipment, net...................    46,650           45,378             --               --            92,028
Goodwill, net........................................    87,719          164,731             --               --           252,450
Other intangible assets, net.........................     8,325          180,289             --               --           188,614
Other assets.........................................   477,232            2,448             --         (474,103)            5,577
                                                       --------         --------        -------        ---------          --------
    Total assets.....................................  $645,693         $493,765        $41,595        $(474,103)         $706,950
                                                       ========         ========        =======        =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt................  $ 72,720         $  1,194        $    --        $      --          $ 73,914
    Accounts payable.................................     7,223           19,157             --               --            26,380
    Accrued compensation.............................     2,680            6,576             --               --             9,256
    Income taxes payable.............................     2,340               --             --               --             2,340
    Accrued interest.................................     1,268              256             49               --             1,573
    Other current liabilities........................     6,793              591             --               --             7,384
                                                       --------         --------        -------        ---------          --------
        Total current liabilities....................    93,024           27,774             49               --           120,847
                                                       --------         --------        -------        ---------          --------

Long-term debt.......................................   230,899           21,178             --                            252,077
Deferred income taxes................................    22,924               --             --                             22,924
Other long-term liabilities..........................     3,635          282,374         39,430         (309,548)           15,891
                                                       --------         --------        -------        ---------          --------
    Total liabilities................................   350,482          331,326         39,479         (309,548)          411,739
                                                       --------         --------        -------        ---------          --------

Shareholders' equity:
    Preferred stock..................................        --               --             --                                 --
    Common stock.....................................       255                1             --               (1)              255
    Paid-in capital..................................   162,740               --          2,000           (2,000)          162,740
    Retained earnings................................   137,316          164,571            116         (164,687)          137,316
    Accumulated other comprehensive
        loss.........................................    (4,681)          (2,133)            --            2,133            (4,681)
    Less common stock in
     treasury, at cost...............................      (419)              --             --               --              (419)
                                                       --------         --------        -------        ---------          --------
        Total shareholders' equity...................   295,211          162,439          2,116         (164,555)          295,211
                                                       --------         --------        -------        ---------          --------
  Total liabilities and
          shareholders' equity.......................  $645,693         $493,765        $41,595        $(474,103)         $706,950
                                                       ========         ========        =======        =========          ========


                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended March 31, 2001
                                 (in thousands)
                                   (unaudited)



                                                        Parent
                                                        Company        Subsidiary                       Company
                                                         Only          Guarantors    Eliminations        Total
                                                         ----          ----------    ------------        -----

Net sales............................................  $ 20,470         $ 85,439      $     --         $105,909
                                                       --------         --------      --------         --------

Cost of sales........................................    12,483           37,191            --           49,674

Selling and administrative expense...................     6,098           28,731            --           34,829

Research and development expense.....................       382            3,314            --            3,696
                                                       --------         --------      --------         --------

                                                         18,963           69,236            --           88,199
                                                       --------         --------      --------         --------

Income from operations...............................     1,507           16,203            --           17,710

Interest expense, net................................         -            8,331            --            8,331
                                                       --------         --------      --------         --------

Income before income taxes...........................     1,507            7,872            --            9,379

Provision for income taxes...........................       543            2,833            --            3,376
                                                       --------         --------      --------         --------
Income before equity in earnings
  of unconsolidated subsidiaries.....................       964            5,039            --            6,003

Equity in earnings of unconsolidated
  subsidiaries.......................................     5,039               --        (5,039)              --
                                                       --------         --------      --------         --------

Net income...........................................  $  6,003         $  5,039      $ (5,039)        $  6,003
                                                       ========         ========      ========         ========


                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended March 31, 2002
                                 (in thousands)
                                   (unaudited)


                                            Parent
                                           Company         Subsidiary        Non-Guarantor                          Company
                                             Only          Guarantors         Subsidiary        Eliminations         Total
                                             ----          ----------         ----------        ------------         -----

Net sales...............................    $26,299          $ 86,906           $   --            $    --           $113,205
                                            -------          --------           ------            -------            -------

Cost of sales...........................     14,003            40,101               --                --             54,104

Selling and administrative
    expense.............................      7,447            27,355             (334)                --             34,468

Research and development
    expense.............................        429             3,395               --                 --              3,824
                                            -------          --------           ------            -------            -------

                                             21,879            70,851             (334)                --             92,396
                                            -------          --------           ------            -------            -------

Income from operations..................      4,420            16,055              334                 --             20,809

Interest expense, net...................          -             6,308              320                 --              6,628
                                            -------          --------           ------            -------            -------

Income before income taxes..............      4,420             9,747               14                 --             14,181

Provision for income taxes..............      1,591             3,509                5                 --              5,105
                                            -------          --------           ------            -------            -------

Income before equity in
    earnings of unconsolidated
    subsidiaries........................      2,829             6,238                9                 --              9,076

Equity in earnings of
    unconsolidated subsidiaries.........      6,247                --               --             (6,247)                --
                                            -------          --------           ------            -------            -------

Net income..............................    $ 9,076          $  6,238           $    9           $ (6,247)           $ 9,076
                                            =======          ========           ======           ========            =======

                               CONMED CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2001
                                 (in thousands)
                                   (unaudited)

                                                       Parent
                                                       Company        Subsidiary                           Company
                                                        Only          Guarantors       Eliminations         Total
                                                        ----          ----------       ------------         -----

Net cash flows from operating
 activities..........................................  $ 3,120          $ 7,996           $    --         $ 11,116
                                                       -------          -------           -------         --------


Cash flows from investing activities:
  Distributions from subsidiaries....................    5,661               --            (5,661)              --
  Purchases of property, plant and
        equipment....................................   (3,239)            (628)               --           (3,867)
                                                       -------          -------           -------         --------
          Net cash provided (used)
             by investing activities.................    2,422             (628)           (5,661)          (3,867)
                                                       -------          -------           -------         --------

Cash flows from financing:
    Distributions to parent..........................       --           (5,661)            5,661               --
    Borrowings under revolving
        credit facility..............................    3,000               --                --            3,000
    Proceeds from issuance of
        common stock.................................      481               --                --              481
    Payments on long-term debt.......................   (9,023)              --                --           (9,023)
                                                       -------          -------           -------         --------
          Net cash provided (used)by
           financing activities......................   (5,542)          (5,661)            5,661           (5,542)
                                                       -------          -------           -------         --------

Effect of exchange rate changes on cash
  and cash equivalents...............................       --           (1,073)               --           (1,073)
                                                       -------          -------           -------         --------

Net increase (decrease) in cash and
 cash equivalents....................................       --              634                --              634

Cash and cash equivalents at
 beginning of period.................................       --            3,470                --            3,470
                                                       -------          -------           -------         --------

Cash and cash equivalents at
 end of period.......................................  $    --         $  4,104           $    --         $  4,104
                                                       =======         ========           =======         ========


                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2002
                                 (in thousands)
                                   (unaudited)


                                                       Parent                             Non-
                                                       Company        Subsidiary       Guarantor                         Company
                                                        Only          Guarantors       Subsidiary       Eliminations      Total
                                                        ----          ----------       ----------       ------------      -----

Net cash flows from operating
    activities.......................................  $ 2,761         $  6,090           $ 3,500         $     --       $12,351
                                                       -------         --------           -------         --------       -------

Cash flows from investing activities:
    Distributions from subsidiaries..................    6,752               --                --           (6,752)           --
    Purchases of property, plant and
        equipment....................................   (1,560)          (1,648)               --               --        (3,208)
                                                       -------         --------           -------         --------       -------
          Net cash provided (used)
            by investing activities..................    5,192           (1,648)               --               --        (3,208)
                                                       -------         --------           -------         --------       -------

Cash flows from financing:
    Distributions to parent..........................       --           (4,114)               --            4,114            --
    Repayment on note payable to parent..............       --               --            (2,638)           2,638            --
    Borrowings (repayments) under
      revolving credit facility......................   (1,000)              --                --               --        (1,000)
    Proceeds from issuance of
      common stock...................................    1,985               --                --               --         1,985
    Payments on long-term debt.......................   (8,938)              --                --               --        (8,938)
                                                       -------         --------           -------         --------       -------
          Net cash provided (used) by
             financing activities....................   (7,953)          (4,114)           (2,638)           6,752        (7,953)
                                                       -------         --------           -------         --------       -------

Effect of exchange rate changes on cash
    and cash equivalents.............................       --               42                --               --            42
                                                       -------         --------           -------         --------       -------

Net increase (decrease) in cash and
    cash equivalents.................................       --              370               862               --         1,232
Cash and cash equivalents at
    beginning of period..............................       --            1,181               221               --         1,402
                                                       -------         --------           -------         --------       -------

Cash and cash equivalents at
    end of period....................................  $    --         $  1,551           $ 1,083         $     --       $ 2,634
                                                       =======         ========           =======         ========       =======


Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Forward-Looking Statements Made in this Form 10-Q

In this Form 10-Q, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future. These statements may be made directly in this document or may be "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions.

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under "Risk Factors" in our Annual Report on Form 10-K for the year-ended December 31, 2001 and the following, among others:

o    general economic and business conditions;

o    changes in customer preferences;

o    changes in technology;

o    the introduction of new products;

o    changes in business strategy;

o    the   possibility   that  United  States  or  foreign   regulatory   and/or
     administrative agencies might initiate enforcement actions against us or our distributors;

o quality of our management and business abilities and the judgment of our personnel; and

o    the availability, terms and deployment of capital.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and "Business" in our Annual Report on Form 10-K for the year-ended December 31, 2001 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events of circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.


Critical Accounting Policies

The accounting policies discussed below are considered by management to be critical to understanding our financial condition and results of operations.

Accounts receivable sale

On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, ("CRC"), our wholly-owned special-purpose subsidiary. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit (the "conduit purchaser"). For receivables that have been sold, we retain collection and administrative responsibilities as agent for the conduit purchaser. As of December 31, 2001 and March 31, 2002, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We used the initial $40.0 million in proceeds from the sale of accounts receivable in November 2001 to repay a portion of our term loans under our credit agreement. Expenses associated with the sale of accounts receivable, including the conduit purchaser's financing cost of issuing commercial paper, were $0.3 million in the quarter ended March 31, 2002.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable which must be calculated and maintained on the pool of receivables in order to continue selling to the conduit purchaser. We believe that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the conduit purchaser rather than being used to fund new receivable purchases. If this were to occur, we would need to access an alternate source of working capital.

Goodwill and other intangible assets

Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other intangible assets have been amortized over periods ranging from 5 to 40 years. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (62.4% at March 31, 2002) of our total assets.

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. Under this standard, amortization of goodwill and certain intangible assets, including certain intangibles recorded as a result of past business combinations, is to be discontinued upon adoption of SFAS 142. In addition, in accordance with the transition provisions of SFAS 142, goodwill recorded as a result of our acquisition of certain product lines from Imagyn Medical Technologies, Inc. in July 2001 (the "second Imagyn acquisition") has not been amortized.

During the quarter ended March 31, 2002, we performed tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. During the quarter ended March 31, 2002, net income increased by approximately $1.4 million or $.05 per share as a result of the adoption of SFAS 142.

Derivative financial instruments

We use an interest rate swap, a form of derivative financial instrument, to manage interest rate risk. We have designated as a cash-flow hedge, an interest rate swap which effectively converts $50.0 million of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in June 2003 and is included in liabilities on the balance sheet with a fair value approximating $2.3 million. During the quarter ended March 31, 2002, gross holding gains on the interest rate swap were $.1 million, before income taxes, and holding losses of $.6 million, before income taxes, were reclassified and included in net income. There were no material changes in our market risk during the quarter ended March 31, 2002. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the year ended December 31, 2001, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Revenue recognition

Revenue is recognized when title to the goods and risk of loss pass to our customers. Amounts billed to customers related to shipping and handling costs are included in net sales. We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. We believe the allowance for doubtful accounts of $1.5 million at March 31, 2002 is adequate to provide for any potential losses from accounts receivable.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                         Three Months Ended
                                                              March 31,
                                                     2001                  2002
                                                     ----                  ----
                                                            (unaudited)

Net sales.........................................  100.0%                100.0%
Cost of sales.....................................   46.9                  47.8
                                                    -----                 -----
     Gross margin.................................   53.1                  52.2
Selling and administrative expense................   32.9                  30.4
Research and development expense..................    3.5                   3.4
                                                    -----                 -----
     Income from operations.......................   16.7                  18.4
Interest expense, net.............................    7.8                   5.9
                                                    -----                 -----
     Income before income taxes...................    8.9                  12.5
Provision for income taxes........................    3.2                   4.5
                                                    -----                 -----
     Net income...................................    5.7%                  8.0%
                                                    =====                 =====

Sales for the quarter ended March 31, 2002 were $113.2 million, an increase of 6.9% compared to sales of $105.9 million in the same quarter a year ago. Excluding the effects of the second Imagyn acquisition, sales would have grown by approximately 1.0%. Fluctuations in foreign currency exchange rates in the first quarter of 2002 as compared to the same period a year ago did not have a significant effect on sales.

o Sales in our orthopedic businesses decreased 1.6% to $69.7 million from $70.8 million in the comparable quarter last year.

o Arthroscopy sales, which represented approximately 59.3% of total first quarter 2002 orthopedic revenues, grew 2.7% to $41.3 million from $40.2 million in the same period a year ago on strength in sales of disposable products and video equipment.

o Powered surgical instrument sales, which represented approximately 40.7% of orthopedic revenues, decreased 7.2% to $28.4 million from $30.6 million in the same quarter last year, which was a record quarter for powered surgical instrument sales. In the last three quarters of 2001, powered surgical instrument sales averaged $27.9 million per quarter. We introduced our PowerPro(R) battery powered product line in February 2002, replacing older versions of battery powered instruments. First shipments of this new product line occurred in March 31, 2002.

o Patient care sales for the three months ended March 31, 2002 were $17.3 million, a 1.7% decline from $17.6 million in the same period a year ago, driven primarily by declines in sales of our surgical suction product lines as a result of significant competition and pricing pressures. Sales of ECG and other patient care products were largely stable in the first quarter of 2002 as compared with the same period a year ago.

o Electrosurgery sales for the three months ended March 31, 2002 were $16.8 million, an increase of 12.0% from $15.0 million in the first quarter of last year, driven by strong increases in disposable electrosurgical pencil and ground pad sales.

o Sales of endoscopy products increased to $9.4 million in the three months ended March 31, 2002 from $2.5 million in the same period a year ago, primarily as a result of the second Imagyn acquisition. Sales of the Imagyn product lines, acquired as a result of the second Imagyn acquisition, contributed approximately $6.5 million in sales in the quarter ended March 31, 2002. Excluding the impact of the second Imagyn acquisition, endoscopy sales increased approximately 16.0%. In July 2001, concurrent with the second Imagyn acquisition, we created a separate sales force focused on selling endoscopy products. Previously, endoscopy products were sold through the electrosurgery sales force. We believe the continued strong sales growth we have experienced in the endoscopy product lines was enhanced by the focus provided by a separate, dedicated sales force.

Cost of sales increased to $54.1 million in the first quarter of 2002 as compared to $49.7 million in the same quarter a year ago as a result of the increased sales volumes described above, while gross margin percentage declined slightly to 52.2% in the first quarter of 2002 compared to 53.1% in the first quarter of 2001, primarily as a result of decreased sales of powered surgical instruments which carry higher gross margins than certain of our other product lines.

Selling and administrative expense decreased to $34.5 million in the first quarter of 2002 as compared to $34.8 million in the first quarter of 2001. As a percentage of sales, selling and administrative expense totaled 30.4% in the first quarter of 2002 compared to 32.9% in the first quarter of 2001. During the quarter ended March 31, 2002, selling and administrative expense decreased by approximately $2.2 million, before income taxes, as a result of the adoption of SFAS 142. Excluding the impact of the adoption of SFAS 142, selling and administrative expense in the first quarter of 2002 would have been approximately $36.7 million or 32.4% as a percentage of sales, declining slightly when compared with the same period a year ago, as a result of the increase in sales.

Research and development expense increased to $3.8 million in the first quarter of 2002 as compared to $3.7 million in the first quarter of 2001. This increase represents continued research and development efforts primarily focused on new product development in the orthopedic product lines. As a percentage of sales, research and development expense decreased to 3.4% in the current quarter compared to 3.5% in the same quarter a year ago as a result of higher sales levels.


Interest expense in the first quarter of 2002 was $6.6 million compared to $8.3 million in the first quarter of 2001. The decrease in interest expense is a result of lower total borrowings during the current quarter as compared to the same period a year ago, as well as lower weighted average interest rates on the term loans and revolving credit facility under our credit agreement, which have declined to 4.20% and 3.70%, respectively, at March 31, 2002 as compared to 7.94% and 8.14%, respectively at March 31, 2001.


Liquidity and Capital Resources

Cash generated from our operations and borrowings under our revolving credit facility have traditionally provided the working capital for our operations, debt service under our credit facility and the funding of our capital expenditures. In addition, we have used term borrowings,including (1) borrowings under our credit facility, (2) Senior Subordinated Notes issued to refinance borrowings under our credit facility, in the case of the Linvatec acquisition in 1997, and (3) borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions. Following the use of the proceeds of the offering to repay term loan borrowings under our credit facility, we expect to continue to use cash flow from our operations and borrowings under our revolving credit facility to finance our operations, our debt service under our credit facility and the funding of our capital expenditures.

Our term loans under our credit facility at March 31, 2002 aggregate $115.9 million. Our term loans are repayable quarterly over remaining terms of approximately three years. Our credit facility also includes a $100.0 million revolving credit facility which expires December 31, 2002, of which $43.0 million was available at March 31, 2002. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The weighted average interest rates at March 31, 2002 under the term loans and the revolving credit facility were 4.20% and 3.70%, respectively.

The Senior Subordinated Notes are in aggregate principal amount of $130.0 million, have a maturity date of March 15, 2008 and bear interest at 9.0% per annum which is payable semi-annually.

We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009, a Class C note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 and a seller-financed note bearing interest at 6.50% per annum with monthly payments of principal and interest through July 2013. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $11.7 million, $6.5 million and $4.1 million, respectively, at March 31, 2002.

Our net working capital position was $47.4 million at March 31, 2002 as compared to $44.7 million at December 31, 2001. Included in net working capital is $57.0 million owed on our revolving credit facility which terminates on December 31, 2002. We have begun discussions with our bank group regarding extending the revolving credit facility or, as an alternative, renegotiating the entire senior credit agreement. Based on our current discussions, we believe that we will be able to successfully complete a senior credit arrangement which will provide sufficient capital for our business. However, because of changed economic conditions compared to market conditions in 1997 when our present credit agreement was completed, we expect, based on discussions with our bank group, that any new facility will carry interest costs 75 to 100 basis points higher than our present credit agreement. Based on the amounts outstanding at March 31, 2002 under the credit agreement, an increase of 75 to 100 basis points would result in an increase in annual interest expense of approximately $1.3 million to $1.7 million.

On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, a wholly-owned special-purpose subsidiary. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in those receivables to a commercial paper conduit. As of December 31, 2001 and March 31, 2002, the undivided percentage ownership interest in receivables sold by CRC to a commercial paper conduit aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We used the $40.0 million in proceeds from the sale of accounts receivable in November 2001 to repay a portion of our term loans under our credit agreement. The sale of accounts receivable is expected to enable us to lower our cost of capital by approximately $0.5 million annually by effectively accessing the commercial paper market. There are certain statistical ratios primarily related to sales dilution and losses on accounts receivable which must be calculated and maintained on the pool of receivables in order to continue selling to the conduit purchaser. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the conduit purchaser rather than being used to fund new receivable purchases. If this were to occur, we would need to access an alternate source of working capital.

Net cash provided by operations, which we also refer to as "operating cash flow," increased to $12.4 million for the first three months of 2002 compared to $11.1 million for the same period a year ago, primarily as a result of higher net income. In reconciling net income to operating cash flow, operating cash flow in the first quarter of 2002 was positively impacted by depreciation, amortization and increases in accounts payable and deferred income taxes and negatively impacted primarily by an increase in inventory and decreases in accrued compensation and accrued interest. The increase in inventory is primarily related to expected increases in sales. The increases in accounts payable and deferred income taxes and decreases in accrued compensation and interest are primarily related to the timing of the payment of these liabilities.

Capital expenditures in the three months ended March 31, 2002 were $3.2 million compared to $3.9 million in the same period a year ago. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at the rate of approximately $12.0 to $14.0 million annually.

Financing activities in the three months ended March 31, 2002 consisted primarily of scheduled payments of $8.9 million on our term loans and $1.0 million in repayments under our revolving credit facility. Financing activities in the three months ended March 31, 2001 consisted primarily of scheduled payments of $9.0 million on our term loans and $3.0 million in borrowings under our revolving credit facility. Proceeds from the issuance of common stock related to our employee incentive stock option plans totaled $2.0 million in the three months ended March 31, 2002 as compared to $.5 million in the three months ended March 31, 2001.

Assuming the successful renegotiation of the revolving credit facility discussed above, management believes that cash generated from operations, our current cash resources and funds available under our revolving credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

There were no capital lease obligations or unconditional purchase obligations as of March 31, 2002. The following table summarizes our contractual obligations related to operating leases and long-term debt as of March 31, 2002:

                                                           (Amount in thousands)
                              2002              2003             2004             2005               2006         Thereafter
                              ----              ----             ----             ----               ----         ----------

Long-term debt............. $63,368           $43,364           $36,749          $35,181            $1,943         $145,386
Operating lease
  obligations..............   1,300             1,255             1,036              962               933            1,950
                            -------           -------           -------          -------            ------         --------
Total contractual
  cash obligations......... $64,668           $44,619           $37,785          $36,143            $2,876         $147,336
                            =======           =======           =======          =======            ======         ========



Included in long-term debt obligations in 2002 is $57.0 million due under our revolving credit facility.

As indicated under "Liquidity and Capital Resources," we have begun discussions with our bank group regarding extending our revolving credit facility or, as an alternative, renegotiating our entire senior credit agreement. If those negotiations are successful, payments on a substantial portion of our long-term debt due in 2002 through 2005, including the current portion of that long-term debt represented by our revolving credit facility, would be due at later dates.

As discussed in Note 7 to the consolidated condensed financial statements, on April 30, 2002, we filed a registration statement to sell up to 3,450,000 shares of our common stock. The registration statement is not yet effective. We plan to use the net proceeds from this offering to repay outstanding debt under our credit agreement.

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




Date:  May 13, 2002




                                         /s/ Robert D. Shallish, Jr.
                                         ---------------------------
                                         Robert D. Shallish, Jr.
                                         Vice President - Finance
                                         (Principal Financial Officer)