Form 10-Q
period 2002-07-30
CONMED CORP
filed 2002-08-14
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 2002               Commission File Number 0-16093



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

     The number of shares outstanding of registrant's common stock, as of August 1, 2002 is 28,646,027 shares.

                               CONMED CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                          PART I FINANCIAL INFORMATION



Item Number                                                 Page


 Item 1.    Financial Statements

            - Consolidated Condensed Statements
              of Income                                      1

            - Consolidated Condensed Balance Sheets          2

            - Consolidated Condensed Statements
              of Cash Flows                                  3

            - Notes to Consolidated Condensed
              Financial Statements                           4




 Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    16




                     PART II OTHER INFORMATION

 Item 4.    Submission of Matters to a Vote of
            Security Holders                                 25

 Item 6.    Exhibits and Reports on Form 8-K                 25

 Signatures                                                  26

Item 1.
                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)


                                   Three Months Ended          Six Months Ended
                                        June 30,                    June 30,
                                    2001        2002            2001       2002
                                    ----        ----            ----       ----

Net sales ....................    $104,171    $111,269    $210,080    $224,474
                                  --------    --------    --------    --------

Cost of sales ................      49,965      51,711      99,639     105,815

Selling and administrative ...      33,922      35,141      68,751      69,609

Research and development .....       3,476       4,078       7,172       7,902
                                  --------    --------    --------    --------

                                    87,363      90,930     175,562     183,326
                                  --------    --------    --------    --------

Income from operations .......      16,808      20,339      34,518      41,148

Interest expense, net ........       7,848       6,355      16,179      12,983
                                  --------    --------    --------    --------

Income before income taxes ...       8,960      13,984      18,339      28,165

Provision for income taxes ...       3,226       5,034       6,602      10,139
                                  --------    --------    --------    --------

Net income ...................    $  5,734    $  8,950    $ 11,737    $ 18,026
                                  ========    ========    ========    ========


Per share data:

Net Income
        Basic ................    $    .25    $    .34    $    .51    $    .70
        Diluted ..............          25         .33         .50         .68

Weighted average common shares
        Basic ................      23,111      26,584      23,084      25,735
        Diluted ..............      23,399      27,359      23,352      26,422


           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                            (unaudited)
                                                             December 31,     June 30,
                                                                 2001          2002
                                                                 ----          ----
ASSETS
Current assets:
  Cash and cash equivalents ..............................    $   1,402     $     877
  Accounts receivable, net ...............................       51,188        57,039
  Inventories ............................................      107,390       114,869
  Deferred income taxes ..................................        1,105         1,105
  Prepaid expenses and other current assets ..............        3,464         3,660
                                                              ---------     ---------
    Total current assets .................................      164,549       177,550
                                                              ---------     ---------
Property, plant and equipment, net .......................       91,026        95,050
Goodwill, net ............................................      251,140       252,499
Other intangible assets, net .............................      189,752       187,073
Other assets .............................................        5,141         5,741
                                                              ---------     ---------
    Total assets .........................................    $ 701,608     $ 717,913
                                                              =========     =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ......................    $  73,429     $  78,727
  Accounts payable .......................................       19,877        25,953
  Accrued compensation ...................................       11,863        10,169
  Income taxes payable ...................................        2,507         2,015
  Accrued interest .......................................        4,954         3,607
  Other current liabilities ..............................        7,207         7,914
                                                              ---------     ---------
    Total current liabilities ............................      119,837       128,385
                                                              ---------     ---------

Long-term debt ...........................................      262,500       179,006
Deferred income taxes ....................................       18,655        25,874
Other long-term liabilities ..............................       16,982        12,946
                                                              ---------     ---------
    Total liabilities ....................................      417,974       346,211
                                                              ---------     ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
        authorized 500,000 shares; none outstanding ......           --            --
  Common stock, par value $.01 per share;
      100,000,000 shares authorized; 25,261,590 and
      28,646,027 shares issued and outstanding in
      2001 and 2002, respectively ........................          253           287
  Paid-in capital ........................................      160,757       228,850
  Retained earnings ......................................      128,240       146,266
  Accumulated other comprehensive loss ...................       (5,197)       (3,282)
  Less 37,500 shares of common stock in treasury,
    at cost ..............................................         (419)         (419)
                                                              ---------     ---------
    Total shareholders' equity ...........................      283,634       371,702
                                                              ---------     ---------
          Total liabilities and shareholders equity ......    $ 701,608     $ 717,913
                                                              =========     =========

           See notes to consolidated condensed financial statements.


                                      CONMED CORPORATION
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30, 2001 and 2002
                                        (in thousands)
                                          (unaudited)



                                                                                   2001           2002
                                                                                   ----           ----
Cash flows from operating activities:
  Net income ................................................................    $ 11,737     $ 18,026
                                                                                 --------     --------
  Adjustments to reconcile net income
    to net cash provided by operations:
               Depreciation .................................................       4,345        4,404
               Amortization .................................................      10,740        6,645
               Increase (decrease) in cash flows
                       from changes in assets and liabilities:
                                    Accounts receivable .....................      (5,992)      (1,856)
                                    Decrease in sale of accounts receivable .          --       (4,000)
                                    Inventories .............................        (991)      (9,756)
                                    Prepaid expenses and
                                      other current assets ..................        (311)        (224)
                                    Accounts payable ........................      (1,344)       6,067
                                    Income taxes payable ....................         844         (492)
                                    Accrued compensation ....................        (736)      (1,694)
                                    Accrued interest ........................          62       (1,347)
                                    Other assets/liabilities, net ...........        (785)       2,108
                                                                                 --------     --------
                                                                                    5,832         (145)
                                                                                 --------     --------
               Net cash provided by operating activities ....................      17,569       17,881
                                                                                 --------     --------

Cash flows from investing activities:
        Payments related to business acquisitions ...........................          --       (1,359)
        Purchases of property, plant, and equipment .........................      (8,655)      (8,428)
                                                                                 --------     --------
               Net cash used by investing activities ........................      (8,655)      (9,787)
                                                                                 --------     --------

Cash flows from financing activities:
  Borrowings (repayments)under revolving credit facility.....................       7,000       (2,000)
  Net proceeds from issuance of common stock ................................          --       66,594
  Net proceeds from exercise of stock options ...............................         507        3,533
  Repurchase of warrant on common stock .....................................          --       (2,000)
  Payments on long-term debt ................................................     (18,050)     (76,196)
                                                                                 --------     --------
               Net cash used by financing activities ........................     (10,543)     (10,069)
                                                                                 --------     --------

Effect of exchange rate changes
    on cash and cash equivalents ............................................        (917)       1,450
                                                                                 --------     --------

Net increase (decrease) in cash and cash equivalents ........................      (2,546)        (525)

Cash and cash equivalents at beginning of period ............................       3,470        1,402
                                                                                 --------     --------

Cash and cash equivalents at end of period ..................................    $    924     $    877
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

Note 2 - Interim financial information
--------------------------------------

The statements for the three and six months ended June 30, 2001 and 2002 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated condensed financial statements for the year ending December 31, 2002 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 2002. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Other comprehensive income (loss)
------------------------------------------

Comprehensive income (loss) consists of the following:


                                     Three months ended        Six months ended
                                          June 30,                  June 30,
                                      2001        2002         2001         2002
                                    --------    --------     --------     --------
Net income .....................    $  5,734    $  8,950     $ 11,737     $ 18,026
                                    --------    --------     --------     --------
Other comprehensive income:
  Foreign currency
    translation adjustment .....         171       1,441         (892)       1,477
  Cash flow hedging
    (net of income taxes) ......         114         (42)      (1,436)         438
                                    --------    --------     --------     --------

  Comprehensive income .........    $  6,019    $ 10,349     $  9,409     $ 19,941
                                    ========    ========     ========     ========


Accumulated other comprehensive income (loss) consists of the following:

                                                                            Accumulated
                                        Minimum    Cumulative     Cash         Other
                                        Pension    Translation    Flow      Comprehensive
                                       Liability   Adjustments   Hedges     Income (loss)
                                       ---------   -----------   ------     -------------
Balance, December 31, 2001 .........    $(1,062)    $(2,169)    $(1,966)       $(5,197)
        Foreign currency translation
          adjustments ..............         --       1,477          --          1,477
        Cash flow hedging (net of
          income taxes) ............         --          --         438            438
                                        -------     -------     -------        -------

Balance, June 30, 2002 .............    $(1,062)    $  (692)    $(1,528)       $(3,282)
                                        =======     =======     =======        =======


Note 4 - Inventories
--------------------

The components of inventory are as follows:

                               December 31,   June 30,
                                  2001         2002
                                  ----         ----

Raw materials ..............    $ 38,101    $ 37,474

Work-in-process ............      11,921      14,211

Finished goods .............      57,368      63,184
                                --------    --------

                       Total    $107,390    $114,869
                                ========    ========


Note 5 - Earnings per share
---------------------------

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                  Three months ended   Six months ended
                                       June 30,            June 30,
                                       --------            --------
                                    2001      2002      2001      2002
                                    ----      ----      ----      ----
Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) .........    23,111    26,584    23,084    25,735

Effect of dilutive potential
  securities ..................       288       775       268       687
                                   ------    ------    ------    ------

Shares used in the calculation
  of Diluted EPS ..............    23,399    27,359    23,352    26,422
                                   ======    ======    ======    ======


The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 3,194,000 for the three months ended June 30, 2001, and 3,446,000 for the six months ended June 30, 2001. There were no options or warrants whose exercise price exceeded the average market price of common shares for the three and six months ended June 30, 2002.

Note 6 - Shareholders' equity
-----------------------------

In 1997, in connection with the acquisition of Linvatec Corporation, we issued to Bristol-Myers Squibb Company a warrant exercisable in whole or in part for up to 1.5 million shares of our common stock at a price of $22.82 per share. On May 6, 2002, we purchased the warrant for $2.0 million in cash and subsequently cancelled it. The purchase resulted in a $2.0 million reduction to paid-in capital.

On May 29, 2002, we completed a public offering of 3.0 million shares of our common stock. Net proceeds to the Company related to the sale of the shares approximated $66.6 million and was used to reduce indebtedness under our credit facility.


Note 7 - New accounting pronouncements
--------------------------------------

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

During 2002, we performed tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with SFAS 142 in the three and six months ended June 30, 2002 and 2001:

                                     Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      2001        2002        2001        2002
                                      ----        ----        ----        ----


Reported net income                  $ 5,734     $ 8,950     $11,737     $18,026
                                     -------     -------     -------     -------

Adjustments (net of income taxes)
  Add back:  Goodwill amortization     1,030          --       2,060          --
  Add back:  Trademarks and trade
    names amortization                   383          --         766          --
                                     -------     -------     -------     -------

Adjusted net income                  $ 7,147     $ 8,950     $14,563     $18,026
                                     =======     =======     =======     =======

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2001        2002        2001        2002
                                           ----        ----        ----        ----
Basic earnings per share

Reported net income                       $   .25     $   .34     $   .51     $   .70
                                          -------     -------     -------     -------
Adjustments (net of income taxes)
  Add back:  Goodwill amortization            .04          --         .09          --
  Add back:  Trademarks and trade
    names amortization                        .02          --         .03          --
                                          -------     -------     -------     -------
Adjusted net income                       $   .31     $   .34     $   .63     $   .70
                                          =======     =======     =======     =======


                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2001        2002        2001        2002
                                           ----        ----        ----        ----
Diluted earnings per share

Reported net income                       $   .25     $   .33     $   .50     $   .68
                                          -------     -------     -------     -------
Adjustments (net of income taxes)
  Add back:  Goodwill amortization            .04          --         .09          --
  Add back:  Trademarks and trade
    names amortization                        .02          --         .03          --
                                          -------     -------     -------     -------
Adjusted net income                       $   .31     $   .33     $   .62     $   .68
                                          =======     =======     =======     =======


Note 8 - Guarantor financial statements
---------------------------------------

Our credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of our subsidiaries (the "Subsidiary Guarantors") except CONMED Receivables Corporation (the "Non-Guarantor Subsidiary"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor and Non-Guarantor Subsidiary is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, condensed consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and Non-Guarantor Subsidiary and for the Company as of December 31, 2001 and June 30, 2002 and for the three and six months ended June 30, 2001 and 2002.

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                December 31,2001
                                 (in thousands)

                                              Parent                       Non-
                                              Company     Subsidiary    Guarantor                    Company
                                               Only       Guarantors    Subsidiary  Eliminations      Total
                                               ----       ----------    ----------  ------------      -----
ASSETS
Current assets:
        Cash and cash equivalents .......    $      --     $   1,181     $     221    $      --     $   1,402
        Accounts receivable, net ........           --         7,198        43,990           --        51,188
        Inventories .....................       23,045        84,345            --           --       107,390
        Deferred income taxes ...........        1,105            --            --           --         1,105
        Prepaid expenses and other
               current assets ...........          831         2,633            --           --         3,464
                                             ---------     ---------     ---------    ---------     ---------
                 Total current assets ...       24,981        95,357        44,211           --       164,549
                                             ---------     ---------     ---------    ---------     ---------
Property, plant and equipment, net ......       45,856        45,170            --           --        91,026
Goodwill, net ...........................       86,412       164,728            --           --       251,140
Other intangible assets, net ............        8,177       181,575            --           --       189,752
Other assets ............................      477,798         2,376            --     (475,033)        5,141
                                             ---------     ---------     ---------    ---------     ---------
        Total assets ....................    $ 643,224     $ 489,206     $  44,211    $(475,033)    $ 701,608
                                             =========     =========     =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt    $  72,241     $   1,188     $      --    $      --     $  73,429
        Accounts payable ................        5,078        14,799            --           --        19,877
        Accrued compensation ............        3,979         7,884            --           --        11,863
        Income taxes payable ............        2,372           135            --           --         2,507
        Accrued interest ................        4,760            37           157           --         4,954
        Other current liabilities .......        4,634         2,573            --           --         7,207
                                             ---------     ---------     ---------    ---------     ---------
            Total current liabilities ...       93,064        26,616           157           --       119,837
                                             ---------     ---------     ---------    ---------     ---------

Long-term debt ..........................      241,404        21,096            --           --       262,500
Deferred income taxes ...................       18,655            --            --           --        18,655
Other long-term liabilities .............        6,467       285,329        41,947     (316,761)       16,982
                                             ---------     ---------     ---------     ---------    ---------
        Total liabilities ...............      359,590       333,041        42,104     (316,761)      417,974
                                             ---------     ---------     ---------     ---------    ---------

Shareholders' equity:
        Preferred stock .................           --            --            --           --            --
        Common stock ....................          253             1            --           (1)          253
        Paid-in capital .................      160,757            --         2,000       (2,000)      160,757
        Retained earnings ...............      128,240       158,333           107     (158,440)      128,240
        Accumulated other comprehensive
               loss .....................       (5,197)       (2,169)           --        2,169        (5,197)
        Less common stock in
     treasury, at cost ..................         (419)           --            --           --          (419)
                                             ---------     ---------     ---------    ---------     ---------
               Total shareholders' equity      283,634       156,165         2,107     (158,272)      283,634
                                             ---------     ---------     ---------    ---------     ---------
  Total liabilities and
              shareholders' equity ......    $ 643,224     $ 489,206     $  44,211    $(475,033)    $ 701,608
                                             =========     =========     =========    =========     =========

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                  June 30, 2002
                            (in thousands)(unaudited)

                                              Parent                       Non-
                                              Company     Subsidiary    Guarantor                    Company
                                               Only       Guarantors    Subsidiary  Eliminations      Total
                                               ----       ----------    ----------  ------------      -----
ASSETS
Current assets:
        Cash and cash equivalents .......    $      --     $     840     $      37    $      --     $     877
        Accounts receivable, net ........           --        12,605        44,434           --        57,039
        Inventories .....................       24,509        90,360            --           --       114,869
        Deferred income taxes ...........          880            --           225           --         1,105
        Prepaid expenses and other
               current assets ...........          809         2,851            --           --         3,660
                                             ---------     ---------     ---------    ---------     ---------
                 Total current assets ...       26,198       106,656        44,696           --       177,550
                                             ---------     ---------     ---------    ---------     ---------
Property, plant and equipment, net ......       47,189        47,861            --           --        95,050
Goodwill, net ...........................       87,768       164,731            --           --       252,499
Other intangible assets, net ............        7,950       179,123            --           --       187,073
Other assets ............................      488,871         2,412            --     (485,542)        5,741
                                             ---------     ---------     ---------    ---------     ---------
        Total assets ....................    $ 657,976     $ 500,783     $  44,696    $(485,542)    $ 717,913
                                             =========     =========     =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt    $  77,462     $   1,265     $      --    $      --     $  78,727
        Accounts payable ................        6,253        19,700            --           --        25,953
        Accrued compensation ............        2,396         7,773            --           --        10,169
        Income taxes payable ............        2,015            --            --           --         2,015
        Accrued interest ................        3,527            36            44           --         3,607
        Other current liabilities .......        4,593         3,321            --           --         7,914
                                             ---------     ---------     ---------    ---------     ---------
            Total current liabilities ...       96,246        32,095            44           --       128,385
                                             ---------     ---------     ---------    ---------     ---------

Long-term debt ..........................      158,290        20,716            --           --       179,006
Deferred income taxes ...................       25,874            --            --           --        25,874
Other long-term liabilities .............        5,864       277,833        42,451     (313,202)       12,946
                                             ---------     ---------     ---------    ---------     ---------
        Total liabilities ...............      286,274       330,644        42,495     (313,202)      346,211
                                             ---------     ---------     ---------    ---------     ---------

Shareholders' equity:
        Preferred stock .................           --            --            --           --            --
        Common stock ....................          287             1            --           (1)          287
        Paid-in capital .................      228,850            --         2,000       (2,000)      228,850
        Retained earnings ...............      146,266       170,830           201     (171,031)      146,266
        Accumulated other comprehensive
               loss .....................       (3,282)         (692)           --          692        (3,282)
        Less common stock in
     treasury, at cost ..................         (419)           --            --           --          (419)
                                             ---------     ---------     ---------    ---------     ---------
               Total shareholders' equity      371,702       170,139         2,201     (172,340)      371,702
                                             ---------     ---------     ---------    ---------     ---------
  Total liabilities and
              shareholders' equity ......    $ 657,976     $ 500,783     $  44,696    $(485,542)    $ 717,913
                                             =========     =========     =========    =========     =========

                                       9

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended June 30, 2001
                                 (in thousands)
                                   (unaudited)

                                             Parent
                                             Company       Subsidiary                        Company
                                              Only         Guarantors    Eliminations         Total
                                              ----         ----------    ------------         -----

Net sales ..........................        $ 20,503        $ 83,668        $     --         $104,171
                                            --------        --------        --------         --------

Cost of sales ......................          11,816          38,149              --           49,965

Selling and administrative expense .           6,067          27,855              --           33,922

Research and development expense ...             350           3,126              --            3,476
                                            --------        --------        --------         --------

                                              18,233          69,130              --           87,363
                                            --------        --------        --------         --------

Income from operations .............           2,270          14,538              --           16,808

Interest expense, net ..............              --           7,848              --            7,848
                                            --------        --------        --------         --------

Income before income taxes .........           2,270           6,690              --            8,960

Provision for income taxes .........             817           2,409              --            3,226
                                            --------        --------        --------         --------

Income before equity in earnings
  of unconsolidated subsidiaries ...           1,453           4,281              --            5,734

Equity in earnings of unconsolidated
  subsidiaries .....................           4,281              --          (4,281)              --
                                            --------        --------        --------         --------

Net income                                  $  5,734        $  4,281        $ (4,281)        $  5,734
                                            ========        ========        ========         ========


                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended June 30, 2002
                                 (in thousands)
                                   (unaudited)

                                           Parent
                                           Company        Subsidiary     Non-Guarantor                         Company
                                             Only         Guarantors       Subsidiary      Eliminations         Total
                                             ----         ----------       ----------      ------------         -----

Net sales .........................        $ 25,999        $ 85,270         $     --         $     --         $111,269
                                           --------        --------         --------         --------         --------

Cost of sales .....................          13,600          38,111               --               --           51,711

Selling and administrative
        expense ...................           7,929          27,622             (410)              --           35,141

Research and development
        expense ...................             398           3,680               --               --            4,078
                                           --------        --------         --------         --------         --------

                                             21,927          69,413             (410)              --           90,930
                                           --------        --------         --------         --------         --------

Income from operations ............           4,072          15,857              410               --           20,339

Interest expense, net .............              --           6,078              277               --            6,355
                                           --------        --------         --------         --------         --------

Income before income taxes ........           4,072           9,779              133               --           13,984

Provision for income taxes ........           1,466           3,520               48               --            5,034
                                           --------        --------         --------         --------         --------

Income before equity in
        earnings of unconsolidated
        subsidiaries ..............           2,606           6,259               85               --            8,950

Equity in earnings of
        unconsolidated subsidiaries           6,344              --               --           (6,344)              --
                                           --------        --------         --------         --------         --------

Net income ........................        $ 8,950         $  6,259         $     85         $ (6,344)        $  8,950
                                           ========        ========         ========         ========         ========


                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                         Six Months Ended June 30, 2001
                                 (in thousands)
                                   (unaudited)


                                              Parent
                                              Company       Subsidiary                           Company
                                               Only         Guarantors      Eliminations          Total
                                               ----         ----------      ------------          -----

Net sales ..........................           40,973        $ 169,107        $      --         $ 210,080
                                            ---------        ---------        ---------         ---------

Cost of sales ......................           24,299           75,340               --            99,639

Selling and administrative expense .           12,165           56,586               --            68,751

Research and development expense ...              732            6,440               --             7,172
                                            ---------        ---------        ---------         ---------

                                               37,196          138,366               --           175,562
                                            ---------        ---------        ---------         ---------

Income from operations .............            3,777           30,741               --            34,518

Interest expense, net ..............               --           16,179               --            16,179
                                            ---------        ---------        ---------         ---------

Income before income taxes .........            3,777           14,562               --            18,339

Provision for income taxes .........            1,360            5,242               --             6,602
                                            ---------        ---------        ---------         ---------

Income before equity in earnings
  of unconsolidated subsidiaries ...            2,417            9,320               --            11,737

Equity in earnings of unconsolidated
  subsidiaries .....................            9,320               --           (9,320)               --
                                            ---------        ---------        ---------         ---------

Net income .........................        $  11,737        $   9,320        $  (9,320)        $  11,737
                                            =========        =========        =========         =========


                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                         Six Months Ended June 30, 2002
                                 (in thousands)
                                   (unaudited)


                                            Parent
                                            Company        Subsidiary       Non-Guarantor                          Company
                                             Only          Guarantors        Subsidiary       Eliminations          Total
                                             ----          ----------        ----------       ------------          -----

Net sales .........................        $  52,298        $ 172,176         $      --         $      --         $ 224,474
                                           ---------        ---------         ---------         ---------         ---------

Cost of sales .....................           27,603           78,212                --                --           105,815

Selling and administrative
        expense ...................           15,376           54,977              (744)               --            69,609

Research and development
        expense ...................              827            7,075                --                --             7,902
                                           ---------        ---------         ---------         ---------         ---------

                                              43,806          140,264              (744)               --           183,326
                                           ---------        ---------         ---------         ---------         ---------

Income from operations ............            8,492           31,912               744                --            41,148

Interest expense, net .............               --           12,386               597                --            12,983
                                           ---------        ---------         ---------         ---------         ---------

Income before income taxes ........            8,492           19,526               147                --            28,165

Provision for income taxes ........            3,057            7,029                53                --            10,139
                                           ---------        ---------         ---------         ---------         ---------

Income before equity in
        earnings of unconsolidated
        subsidiaries ..............            5,435           12,497                94                --            18,026

Equity in earnings of
        unconsolidated subsidiaries           12,591               --                --           (12,591)               --
                                           ---------        ---------         ---------         ---------         ---------

Net income ........................        $  18,026        $  12,497         $      94         $ (12,591)        $  18,026
                                           =========        =========         =========         =========         =========


                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2001
                                 (in thousands)
                                   (unaudited)

                                                   Parent
                                                   Company        Subsidiary                          Company
                                                    Only          Guarantors       Eliminations        Total
                                                    ----          ----------       ------------        -----
Net cash flows from operating
 activities ...............................        $  7,037         $ 10,532         $     --         $ 17,569
                                                   --------         --------         --------         --------


Cash flows from investing activities:
  Distributions from subsidiaries .........          10,689               --          (10,689)              --
  Purchases of property, plant and
               equipment ..................          (7,183)          (1,472)              --           (8,655)
                                                   --------         --------         --------         --------
                 Net cash provided (used)
                    by investing activities           3,506           (1,472)         (10,689)          (8,655)
                                                   --------         --------         --------         --------

Cash flows from financing:
        Distributions to parent ...........              --          (10,689)          10,689               --
        Borrowings under revolving
               credit facility ............           7,000               --               --            7,000
        Proceeds from issuance of
               common stock ...............             507               --               --              507
        Payments on long-term debt ........         (18,050)              --               --          (18,050)
                                                   --------         --------         --------         --------
                 Net cash provided (used)by
           financing activities ...........         (10,543)         (10,689)          10,689          (10,543)
                                                   --------         --------         --------         --------

Effect of exchange rate changes on cash
  and cash equivalents ....................              --             (917)              --             (917)
                                                   --------         --------         --------         --------

Net increase (decrease) in cash and
 cash equivalents .........................              --           (2,546)              --           (2,546)

Cash and cash equivalents at
 beginning of period ......................              --            3,470               --            3,470
                                                   --------         --------         --------         --------

Cash and cash equivalents at
 end of period ............................        $     --         $    924         $     --         $    924
                                                   ========         ========         ========         ========


                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2002
                                 (in thousands)
                                   (unaudited)


                                                    Parent                        Non-
                                                   Company      Subsidiary      Guarantor                      Company
                                                    Only        Guarantors      Subsidiary   Eliminations       Total
                                                    ----        ----------      ----------   ------------       -----
Net cash flows from operating
        activities .........................      $  4,158       $ 14,284       $   (561)      $     --       $ 17,881
                                                  --------       --------       --------       --------       --------

Cash flows from investing activities:
        Net distributions from subsidiaries         10,133             --             --        (10,133)            --
        Payments related to business
          acquisitions .....................        (1,359)            --             --             --         (1,359)
        Purchases of property, plant and
               equipment ...................        (2,863)        (5,565)            --             --         (8,428)
                                                  --------       --------       --------       --------       --------
                 Net cash provided (used)
                   by investing activities .         5,911         (5,565)            --        (10,133)        (9,787)
                                                  --------       --------       --------       --------       --------

Cash flows from financing:
        Borrowing on note payable
          from parent ......................            --             --            377           (377)            --
        Net distributions to parent ........            --        (10,510)            --         10,510             --
        Borrowings (repayments) under
          revolving credit facility ........        (2,000)            --             --             --         (2,000)
        Net proceeds from issuance of
          common stock .....................        66,594             --             --             --         66,594
        Net proceeds from option exercise ..         3,533             --             --             --          3,533
        Repurchase of warrant on
          common stock .....................        (2,000)            --             --             --         (2,000)
        Payments on long-term debt .........       (76,196)            --             --             --        (76,196)
                                                  --------       --------       --------       --------       --------
                 Net cash provided (used) by
                    financing activities ...       (10,069)       (10,510)           377         10,133        (10,069)
                                                  --------       --------       --------       --------       --------

Effect of exchange rate changes on cash
        and cash equivalents ...............            --          1,450             --             --          1,450
                                                  --------       --------       --------       --------       --------

Net increase (decrease) in cash and
        cash equivalents ...................            --           (341)          (184)            --           (525)
Cash and cash equivalents at
        beginning of period ................            --          1,181            221             --          1,402
                                                  --------       --------       --------       --------       --------

Cash and cash equivalents at
        end of period ......................      $     --       $    840       $     37       $     --       $    877
                                                  ========       ========       ========       ========       ========


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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and "Business" in our Annual Report on Form 10-K for the year-ended December 31, 2001 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10Q or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The accounting policies discussed below are considered by management to be critical to understanding our financial condition and results of operations.

Accounts receivable sale

On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, ("CRC"), our wholly-owned special-purpose subsidiary. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit (the  "conduit  purchaser").  For  receivables  that have been sold,  we retain collection and administrative responsibilities as agent for the conduit purchaser. As of December 31, 2001 and June 30, 2002, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $40.0 million and $36.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We used the initial $40.0 million in proceeds from the sale of accounts receivable in November 2001 to repay a portion of our term loans under our credit agreement. Expenses associated with the sale of accounts receivable, including the conduit purchaser's financing cost of issuing commercial paper, were $0.3 million and $0.6 million, in the three and six months ended June 30, 2002, respectively.

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other intangible assets have been amortized over periods ranging from 5 to 40 years. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (61.2% at June 30, 2002) of our total assets.

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

During 2002, we performed tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. During the three and six months ended June 30, 2002, net income increased by approximately $1.4 million and $2.8 million respectively, as a result of the adoption of SFAS 142.

Derivative financial instruments

We use an interest rate swap, a form of derivative financial instrument, to manage interest rate risk. We have designated as a cash-flow hedge, an interest rate swap which effectively converts $50.0 million of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in June 2003 and is included in liabilities on the balance sheet with a fair value approximating $2.4 million. During the six months ended June 30, 2002, gross holding losses on the interest rate swap were $.6 million, before income taxes, and holding losses of $1.3 million, before income taxes, were reclassified and included in net income. There were no material changes in our market risk during the three and six months ended June 30, 2002. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the year ended December 31, 2001,
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Revenue recognition

Revenue is recognized when title to the goods and risk of loss pass to our customers. Amounts billed to customers related to shipping and handling costs are included in net sales. We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. We believe the allowance for doubtful accounts of $1.3 million at June 30, 2002 is adequate to provide for any potential losses from accounts receivable.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                             Three Months Ended
                                                 June 30,
                                             2001         2002
                                             ----         ----
                                                (unaudited)

Net sales ...............................   100.0%       100.0%
Cost of sales ...........................    48.0         46.5
                                            -----        -----
         Gross margin ...................    52.0         53.5
Selling and administrative expense ......    32.6         31.6
Research and development expense ........     3.3          3.7
                                            -----        -----
         Income from operations .........    16.1         18.2
Interest expense, net ...................     7.5          5.7
                                            -----        -----
         Income before income taxes .....     8.6         12.5
Provision for income taxes ..............     3.1          4.5
                                            -----        -----
         Net income .....................     5.5%         8.0%
                                            =====        =====

Sales for the quarter ended June 30, 2002 were $111.3 million, an increase of 6.8% compared to sales of $104.2 million in the same quarter a year ago. Adjusted for constant foreign currency exchange rates, sales growth in the second quarter of 2002 would have been approximately 6.3% as compared to the same period a year ago.

o Sales in our orthopedic businesses increased 2.7% to $68.2 million from $66.4 million in the comparable quarter last year.

o Arthroscopy sales, which represented approximately 60.4% of total second quarter 2002 orthopedic revenues, grew 8.4% to $41.2 million from $38.0 million in the same period a year ago on strength in sales of disposable products and video equipment.

o Powered surgical instrument sales, which represented approximately 39.6% of orthopedic revenues, decreased 4.9% to $27.0 million from $28.4 million in the same quarter last year. We introduced our PowerPro(R)battery powered product line in February 2002, replacing older versions of battery powered instruments. First shipments of this new product line were made in March 2002. We expect that once PowerPro(R)becomes established in the marketplace, it will enable us to resume overall growth in powered surgical instrument sales.

o Patient care sales for the three months ended June 30, 2002 were $17.1 million, a 2.8% decline from $17.6 million in the same period a year ago, driven primarily by declines in sales of our surgical suction product lines as a result of significant competition and pricing pressures. Sales of ECG and other patient care products were largely stable in the second quarter of 2002 as compared with the same period a year ago.

o Electrosurgery sales for the three months ended June 30, 2002 were $17.0 million, a decrease of 1.0% from $17.1 million in the second quarter of last year, as sales of electrosurgical generators and disposables were flat compared with the same period a year ago.

o Sales of endoscopy products increased to $9.0 million in the three months ended June 30, 2002 from $3.0 million in the same period a year ago, primarily as a result of our acquisition of the minimally invasive surgical business of Imagyn Medical Technologies, Inc. on July 6, 2001 (the "second Imagyn acquisition").

Cost of sales increased to $51.7 million in the second quarter of 2002 as compared to $50.0 million in the same quarter a year ago as a result of the increased sales volumes described above, while gross margin percentage increased to 53.5% in the second quarter of 2002 compared to 52.0% in the second quarter of 2001, primarily as a result of increased sales in the arthroscopy and endoscopy product lines which carry higher gross margins than certain of our other product lines.

Selling and administrative expense increased to $35.1 million in the second quarter of 2002 as compared to $33.9 million in the second quarter of 2001. As a percentage of sales, selling and administrative expense totaled 31.6% in the second quarter of 2002 compared to 32.6% in the second quarter of 2001. During the quarter ended June 30, 2002, selling and administrative expense decreased by approximately $2.2 million, before income taxes, as a result of the adoption of SFAS 142. Excluding the impact of the adoption of SFAS 142, selling and administrative expense in the second quarter of 2002 would have been approximately $37.3 million or 33.5% as a percentage of sales, increasing by approximately .9% when compared with the same period a year ago, but remaining within the range of our historical percentages.

Research and development expense increased to $4.1 million in the second quarter of 2002 as compared to $3.5 million in the second quarter of 2001. This increase represents continued research and development efforts primarily focused on new product development in the orthopedic product lines. As a percentage of sales, research and development expense increased to 3.7% in the current quarter compared to 3.3% in the same quarter a year ago but remains within the range of our historical percentages.

Interest expense in the second quarter of 2002 was $6.4 million compared to $7.8 million in the second quarter of 2001. The decrease in interest expense is primarily a result of lower total borrowings outstanding during the current quarter as compared to the same period a year ago, as borrowings have declined to $257.7 million at June 30, 2002 as compared to $367.7 million at June 30, 2001. Additionally, the weighted average interest rates on our borrowings has declined to 7.03% at June 30, 2002 as compared to 7.17% at June 30, 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                Six Months Ended
                                                    June 30,
                                              2001             2002
                                              ----             ----
                                                  (unaudited)

Net sales .................................  100.0%           100.0%
Cost of sales .............................   47.4             47.1
                                             -----            -----
         Gross margin .....................   52.6             52.9
Selling and administrative expense ........   32.7             31.1
Research and development expense ..........    3.5              3.5
                                             -----            -----
         Income from operations ...........   16.4             18.3
Interest expense, net .....................    7.7              5.8
                                             -----            -----
         Income before income taxes .......    8.7             12.5
Provision for income taxes ................    3.1              4.5
                                             -----            -----
         Net income .......................    5.6%             8.0%
                                             =====            =====

Sales for the six months ended June 30, 2002 were $224.5 million, an increase of 6.9% compared to sales of $210.1 million in the same period a year ago. Fluctuations in foreign currency exchange rates in the first half of 2002 as compared to the same period a year ago did not have a significant effect on sales.

o Sales in our orthopedic businesses increased 0.5% to $137.9 million from $137.2 million in the comparable period last year.

o    Arthroscopy  sales,  which represented  approximately  59.8% of total first half 2002 orthopedic revenues, grew 5.5% to $82.5 million from $78.2 million in the same period a year ago on strength in sales of disposable products and video equipment.

o Powered surgical instrument sales, which represented approximately 40.2% of total first half 2002 orthopedic revenues, decreased 6.1% to $55.4 million from $59.0 million in the same period last year. We introduced our PowerPro(R) battery powered product line in February 2002, replacing older versions of battery powered instruments. First shipments of this new product line were made in March 2002. We expect that once PowerPro(R) becomes established in the marketplace, it will enable us to resume overall growth in powered surgical instrument sales.

o Patient care sales for the six months ended June 30, 2002 were $34.4 million, a 2.3% decline from $35.2 million in the same period a year ago, driven primarily by declines in sales of our surgical suction product lines as a result of significant competition and pricing pressures. Sales of ECG and other patient care products were largely stable in the first half of 2002 as compared with the same period a year ago.

o Electrosurgery sales for the six months ended June 30, 2002 were $33.8 million, an increase of 5.3% from $32.1 million in the same period a year ago, driven by strong increases in electrosurgical disposables sales.

o Sales of endoscopy products increased to $18.4 million in the six months ended June 30, 2002 from $5.6 million in the same period a year ago, primarily as a result of the second Imagyn acquisition.

Cost of sales increased to $105.8 million in the first half of 2002 as compared to $99.6 million in the same period a year ago as a result of the increased sales volumes described above, while gross margin percentage increased to 52.9% in the first half of 2002 compared to 52.6% in the first half of 2001, primarily as a result of increased sales in the arthroscopy and endoscopy product lines which carry higher gross margins than certain of our other product lines.

Selling and administrative expense increased to $69.6 million in the first half of 2002 as compared to $68.8 million in the first half of 2001. As a percentage of sales, selling and administrative expense totaled 31.1% in the first half of 2002 compared to 32.7% in the first half of 2001. During the six months ended June 30, 2002, selling and administrative expense decreased by approximately $4.4 million, before income taxes, as a result of the adoption of SFAS 142. Excluding the impact of the adoption of SFAS 142, selling and administrative expense in the first half of 2002 would have been approximately $74.0 million or 33.0% as a percentage of sales, increasing slightly when compared with the same period a year ago but remaining within the range of our historical percentages.

Research and development expense increased to $7.9 million in the first half of 2002 as compared to $7.2 million in the first half of 2001. This increase represents continued research and development efforts primarily focused on new product development in the orthopedic product lines. As a percentage of sales, research and development expense remained constant at 3.5% in the first half of 2002 compared to the same period a year ago.

Interest expense in the first six months of 2002 was $13.0 million compared to $16.2 million in the first six months of 2001. The decrease in interest expense is primarily a result of lower total borrowings outstanding during the current period as compared to the same period a year ago, as borrowings have declined to $257.7 million at June 30, 2002 as compared to $367.7 million at June 30, 2001. Additionally, the weighted average interest rates on our borrowings has declined to 7.03% at June 30, 2002 as compared to 7.17% at June 30, 2001.

Liquidity and Capital Resources

Cash generated from our operations and borrowings under our revolving credit facility have traditionally provided the working capital for our operations, debt service under our credit facility and the funding of our capital expenditures. In addition, we have used term borrowings, including:

o    borrowings under our credit facility;

o Senior Subordinated Notes issued to refinance borrowings under our credit facility, in the case of the acquisition of Linvatec Corporation in 1997;

o borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions.


On May 29, 2002, we completed a public offering of 3.0 million shares of our common stock. Net proceeds to the Company related to the sale of the shares approximated $66.6 million and was used to reduce indebtedness under our credit facility. We expect to continue to use cash flow from our operations and borrowings under our revolving credit facility to finance our operations, our debt service under our credit facility and term borrowings and the funding of our capital expenditures.

Our term loans under our credit facility at June 30, 2002 aggregate $49.0 million. Our term loans are repayable quarterly over remaining terms of approximately three years. Our credit facility also includes a $100.0 million revolving credit facility which expires December 31, 2002, of which $44.0 million was available at June 30, 2002. The borrowings under the credit facility carry interest rates based on a spread over LIBOR or an alternative base interest rate. The weighted average interest rates at June 30, 2002 under the term loans and the revolving credit facility were 3.98% and 5.00%, respectively.

The Senior Subordinated Notes are in aggregate principal amount of $130.0 million, have a maturity date of March 15, 2008 and bear interest at 9.0% per annum which is payable semi-annually.

We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009, a Class C note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 and a seller-financed note bearing interest at 6.50% per annum with monthly payments of principal and interest through July 2013. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $11.2 million, $6.7 million and $4.1 million, respectively, at June 30, 2002.

Our net working capital position was $49.2 million at June 30, 2002 as compared to $44.7 million at December 31, 2001. Included in net working capital is $56.0 million owed on our revolving credit facility which terminates on December 31, 2002. We are currently in discussions with our bank group to refinance our credit agreement including the revolving credit facility. Based on our discussions, we believe that we will be able to successfully complete a new credit arrangement in the third quarter of 2002 which will provide sufficient capital for our business. However, because of changed economic conditions compared to market conditions in 1997 when our present credit agreement was completed, we expect, based on discussions with our bank group, that any new facility will carry interest costs 75 to 100 basis points higher than our present credit agreement. Based on the amounts outstanding at June 30, 2002 under the credit agreement, an increase of 75 to 100 basis points would result in an increase in annual interest expense of approximately $.8 million to $1.1 million. Assuming an all new credit facility is entered into in the third quarter, we expect to record an extraordinary charge in the third quarter of approximately $1.0 million, net of income taxes, related to the early extinguishment of debt, to write off the remaining unamortized deferred financing costs associated with the remaining three years on the current credit facility.

On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, a wholly-owned special-purpose subsidiary. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in those receivables to a commercial paper conduit. As of December 31, 2001 and June 30, 2002, the undivided percentage ownership interest in receivables sold by CRC to a commercial paper conduit aggregated $40.0 million and $36.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We used the initial $40.0 million in proceeds from the sale of accounts receivable in November 2001 to repay a portion of our term loans under our credit agreement. There are certain statistical ratios primarily related to sales dilution and losses on accounts receivable which must be calculated and maintained on the pool of receivables in order to continue selling to the conduit purchaser. We believe that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the conduit purchaser rather than being used to fund new receivable purchases. If this were to occur, we would need to access an alternate source of working capital.

Net cash provided by operations, which we also refer to as "operating cash flow," increased to $17.9 million for the first half of 2002 compared to $17.6 million for the same period a year ago. During the six months ended June 30, 2002, operating cash flow decreased by $4.0 million due to a decrease in the sale of accounts receivable under the accounts receivable sales agreement. Excluding the decrease in accounts receivable sales, operating cash flow increased to $21.9 million.

In reconciling net income to operating cash flow, operating cash flow in the first half of 2002 was positively impacted by depreciation, amortization and increases in accounts payable and deferred income taxes and negatively impacted primarily by increases in accounts receivable and inventory and decreases in accrued compensation and accrued interest. The increases in accounts receivable and inventory are primarily related to an increase in sales. The increases in accounts payable and deferred income taxes and decreases in accrued compensation and interest are primarily related to the timing of the payment of these liabilities.

Capital expenditures in the six months ended June 30, 2002 were $8.4 million compared to $8.7 million in the same period a year ago. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at the rate of approximately $12.0 to $14.0 million annually. Net cash used by investing activities in the six months ended June 30, 2002 also included $1.4 million related to the purchase of a product line.

Financing activities in the first half of 2002 consisted primarily of the net proceeds of $66.6 million received by the Company as a result of the completion of a public offering of 3.0 million shares of our common stock. The proceeds of the stock offering were used to repay term loans under our credit facility. Repayments on our term debt and revolving credit facility as a result of the stock offering and cash generated from operations in the first half of 2002 totaled $76.2 million and $2.0 million, respectively. Concurrent with the stock offering, we repurchased for $2.0 million from Bristol-Myers Squibb Company a warrant exercisable for 1.5 million shares of our common stock. Proceeds from the exercise of stock options in the first half of 2002 totaled $3.5 million.

Assuming the successful renegotiation of our credit facility discussed above, management believes that cash generated from operations, our current cash resources and funds available under our revolving credit facility will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

There were no capital lease obligations or unconditional purchase obligations as of June 30, 2002. The following table summarizes our contractual obligations related to operating leases and long-term debt as of June 30, 2002:

                                                                       (Amounts in thousands)
                                          2002            2003            2004           2005             2006        Thereafter
                                          ----            ----            ----           ----             ----        ----------

Long-term debt .....................    $ 57,109        $ 37,023        $  1,854        $ 14,313        $  1,943        $145,491
Operating lease
  obligations ......................         866           1,255           1,036             962             933           1,950
                                        --------        --------        --------        --------        --------        --------
Total contractual
  cash obligations .................     $57,975         $38,278        $  2,890        $ 15,275        $  2,876        $147,441
                                        ========        ========        ========        ========        ========        ========



Included in long-term debt obligations in 2002 is $56.0 million due under our revolving credit facility.

As indicated under "Liquidity and Capital Resources", we are currently in discussions with our bank group to refinance our credit agreement including the revolving credit facility. If these negotiations are successful, payments on a substantial portion of our long-term debt due in 2002 through 2005, including the current portion of that long-term debt represented by our revolving credit facility, would be due at later dates.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of Shareholders of CONMED Corporation (the "Company") was held on May 14, 2002.

(b)  All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

                                                          Votes Cast
                                                          ----------
                                                                                                           Broker
Management Proposals                               For              Against             Abstain           Non-votes
--------------------                               ---              -------             -------           ---------

To ratify the appointment of
Independent accountants for the
Company for 2002;                               22,099,783            554,174             12,668                 --

To approve and authorize an
an amendment to the Company's 1999
Long Term Incentive Plan;                       14,709,167          5,313,246             60,380          2,583,832

To approve and authorize amendments to
the Company's Stock Option Plan for
Non-Employee Directors;                         15,709,496          4,272,779            100,518          2,583,832

To approve and adopt an employee stock
purchase plan                                   19,124,783            883,162             73,882          2,584,798



Election of Directors

Director                               Votes Received             Votes Withheld
--------                               --------------             --------------

Eugene R. Corasanti                      18,878,224                  3,788,401
Joseph J. Corasanti                      19,058,496                  3,608,129
Bruce F. Daniels                         21,442,676                  1,223,949
William D. Matthews                      21,442,697                  1,223,928
Robert E. Remmell                        21,163,886                  1,502,739
Stuart J. Schwartz                       21,442,676                  1,223,949

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits

       Exhibit No.       Description of Exhibit
       -----------       ----------------------

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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




Date:  August 14, 2002




                                          /s/ Robert D. Shallish, Jr.
                                              ---------------------------------
                                              Robert D. Shallish, Jr.
                                              Vice President - Finance
                                              (Principal Financial Officer)

                                  Exhibit Index


                                                                 Sequential Page
Exhibit                                                               Number
-------                                                               ------


99.1      Certification Pursuant to 18 U.S.C. Section 1350,
          as adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002                                            E-1


99.2      Certification Pursuant to 18 U.S.C. Section 1350,
          as adopted Pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002                                            E-2