Form 10-Q
period 2002-09-30
CONMED CORP
filed 2002-11-14
CIK 816956

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended September 30, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



         The number of shares outstanding of registrant's common stock, as of November 7, 2002 is 28,660,380 shares.

                               CONMED CORPORATION


                                TABLE OF CONTENTS
                                    FORM 10-Q


                          PART I FINANCIAL INFORMATION



Item Number                                                               Page


     Item 1.  Financial Statements

                       - Consolidated Condensed Statements
                         of Income                                         1

                       - Consolidated Condensed Balance Sheets             2

                       - Consolidated Condensed Statements
                         of Cash Flows                                     3

                       - Notes to Consolidated Condensed
                         Financial Statements                              4




     Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                      17

     Item 4.  Controls and Procedures                                     26




                                         PART II OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                            27


     Signatures                                                           28


     Certifications                                                       29

Item 1.

                                                CONMED CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (in thousands except per share amounts)
                                                    (unaudited)




                                                                  Three Months Ended                  Nine Months Ended
                                                                  ------------------                  -----------------
                                                                       September                         September
                                                                       ---------                         ---------
                                                                 2001             2002              2001             2002
                                                                 ----             ----              ----             ----
Net sales............................................          $105,318         $113,332          $315,398         $337,806
                                                               --------         --------          --------         --------

Cost of sales........................................            51,332           54,429           150,971          160,244

Selling and administrative...........................            35,029           34,562           103,780          104,171

Research and development.............................             3,491            4,253            10,663           12,155
                                                               --------         --------          --------         --------

                                                                 89,852           93,244           265,414          276,570
                                                               --------         --------          --------         --------

Income from operations...............................            15,466           20,088            49,984           61,236

Interest expense, net................................             7,630            5,765            23,809           18,748
                                                               --------         --------          --------         --------

Income before income taxes
  and extraordinary item.............................             7,836           14,323            26,175           42,488

Provision for income taxes...........................             2,821            5,156             9,423           15,295
                                                               --------         --------          --------         --------

Income before extraordinary item.....................             5,015            9,167            16,752           27,193

Extraordinary item, net of
  income taxes.......................................                 -              944                 -              944
                                                               --------         --------          --------         --------

Net income...........................................           $ 5,015         $  8,223           $16,752          $26,249
                                                               ========         ========          ========         ========
Per share data:


Income before extraordinary item
    Basic............................................           $   .20          $   .32           $   .71         $  1.01
    Diluted..........................................               .20              .32               .70             .99

Extraordinary item
    Basic............................................           $     -          $   .03           $     -         $   .03
    Diluted..........................................                 -              .04                 -             .03

Net income
    Basic............................................           $   .20          $   .29           $   .71         $   .98
    Diluted..........................................               .20              .28               .70             .96

Weighted average common shares
    Basic............................................            24,806           28,613            23,657          26,870
    Diluted..........................................            25,381           29,043            23,990          27,470

           See notes to consolidated condensed financial statements.


                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                  (unaudited)
                                                   December 31,    September
                                                       2001          2002
                                                       ----          ----
ASSETS
Current assets:
  Cash and cash equivalents .....................   $   1,402    $   2,513
  Accounts receivable, net ......................      51,188       55,770
  Inventories ...................................     107,390      117,880
  Deferred income taxes .........................       1,105        1,105
  Prepaid expenses and other current assets .....       3,464        3,363
                                                    ---------    ---------
    Total current assets ........................     164,549      180,631
                                                    ---------    ---------
Property, plant and equipment, net ..............      91,026       94,856
Goodwill, net ...................................     251,140      253,499
Other intangible assets, net ....................     189,752      185,781
Other assets ....................................       5,141        6,000
                                                    ---------    ---------
    Total assets ................................   $ 701,608    $ 720,767
                                                    =========    =========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .............   $  73,429    $   2,272
  Accounts payable ..............................      19,877       24,694
  Accrued compensation ..........................      11,863        9,782
  Income taxes payable ..........................       2,507        3,390
  Accrued interest ..............................       4,954        1,158
  Other current liabilities .....................       7,207        6,486
                                                    ---------    ---------
    Total current liabilities ...................     119,837       47,782
                                                    ---------    ---------

Long-term debt ..................................     262,500      251,560
Deferred income taxes ...........................      18,655       28,875
Other long-term liabilities .....................      16,982       12,878
                                                    ---------    ---------
    Total liabilities ...........................     417,974      341,095
                                                    ---------    ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding .        --           --
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 25,261,590 and
      28,656,671 shares issued and outstanding in
      2001 and 2002, respectively ...............         253          287
  Paid-in capital ...............................     160,757      228,515
  Retained earnings .............................     128,240      154,489
  Accumulated other comprehensive loss ..........      (5,197)      (3,200)
  Less 37,500 shares of common stock in treasury,
    at cost .....................................        (419)        (419)
                                                    ---------    ---------
    Total shareholders' equity ..................     283,634      379,672
                                                    ---------    ---------
      Total liabilities and shareholders equity .   $ 701,608    $ 720,767
                                                    =========    =========


          See notes to consolidated condensed financial statements.


                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2002
                                 (in thousands)
                                   (unaudited)

                                                               2001          2002
                                                               ----          ----
Cash flows from operating activities:
  Net income ............................................   $  16,752    $  26,249
                                                            ---------    ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation ....................................       6,648        6,731
        Amortization ....................................      15,639        9,843
        Extraordinary item, net of income taxes .........          --          944
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Accounts receivable ...................      (7,052)      (2,588)
                  Decrease in sale of accounts receivable          --       (2,000)
                  Inventories ...........................      (2,432)     (14,006)
                  Prepaid expenses and
                    other current assets ................        (283)      (3,057)
                  Accounts payable ......................         (80)       4,808
                  Income taxes payable ..................        (601)       1,414
                  Accrued compensation ..................         (20)      (2,081)
                  Accrued interest ......................      (2,614)      (3,796)
                  Other assets/liabilities, net .........      (2,385)       6,069
                                                            ---------    ---------
                                                                6,820        2,281
                                                            ---------    ---------
        Net cash provided by operating activities .......      23,572       28,530
                                                            ---------    ---------


Cash flows from investing activities:
    Payments related to business acquisitions ...........          --       (2,359)
    Purchases of property, plant, and equipment .........     (12,704)     (10,561)
                                                            ---------    ---------
        Net cash used by investing activities ...........     (12,704)     (12,920)
                                                            ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock ............          --       66,123
  Net proceeds from exercise of stock options ...........       1,591        3,669
  Repurchase of warrant on common stock .................          --       (2,000)
  Payments on debt ......................................     (13,034)    (183,097)
  Proceeds of debt ......................................          --      101,000
  Payments related to issuance of debt ..................          --       (1,513)
                                                            ---------    ---------
        Net cash used by financing activities ...........     (11,443)     (15,818)
                                                            ---------    ---------

Effect of exchange rate changes
    on cash and cash equivalents ........................        (880)       1,319
                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents ....      (1,455)       1,111

Cash and cash equivalents at beginning of period ........       3,470        1,402
                                                            ---------    ---------

Cash and cash equivalents at end of period ..............   $   2,015    $   2,513
                                                            =========    =========

Supplemental non-cash investing and financing activities:

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

Note 2 - Interim financial information
--------------------------------------

The statements for the three and nine months ended September 30, 2001 and 2002 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The consolidated condensed financial statements for the year ending December 31, 2002 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 2002. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Other comprehensive income (loss)
------------------------------------------

Comprehensive income (loss) consists of the following:

                                   Three months ended       Nine months ended
                                        September               September
                                     2001        2002        2001       2002
                                     ----        ----        ----       ----

Net income ....................   $  5,015    $  8,223    $ 16,752    $ 26,249
                                  --------    --------    --------    --------
Other comprehensive income:....
  Foreign currency
    translation adjustment ....         35        (139)       (857)      1,338
  Cash flow hedging
    (net of income taxes) .....       (707)        221      (2,143)        659
                                  --------    --------    --------    --------

  Comprehensive income ........   $  4,343    $  8,305    $ 13,752    $ 28,246
                                  ========    ========    ========    ========

Accumulated other comprehensive income (loss) consists of the following:

                                                                              Accumulated
                                           Minimum    Cumulative      Cash      Other
                                           Pension    Translation     Flow   Comprehensive
                                          Liability   Adjustments    Hedges  Income (loss)
                                          ---------   -----------    ------  -------------
Balance, December 31, 2001 ............    $(1,062)    $(2,169)    $(1,966)    $(5,197)
    Foreign currency translation.......
      adjustments .....................         --       1,338          --       1,338
    Cash flow hedging (net of
      income taxes) ...................         --          --         659         659
                                           -------     -------     -------     -------

Balance, September 30, 2002 ...........    $(1,062)    $  (831)    $(1,307)    $(3,200)
                                           =======     =======     =======     =======


Note 4 - Inventories
--------------------

The components of inventory are as follows:

                                                 December 31,     September 30,
                                                    2001              2002
                                                    ----              ----

Raw materials................................       $38,101          $40,512

Work-in-process..............................        11,921           13,339

Finished goods...............................        57,368           64,029
                                                   --------         --------

            Total ...........................      $107,390         $117,880
                                                   ========         ========


Note 5 - Earnings per share
---------------------------

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                            -------------       -------------
                                           2001      2002      2001      2002
                                           ----      ----      ----      ----
Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) ................    24,806    28,613    23,657    26,870

Effect of dilutive potential
  securities .........................       575       430       333       600
                                          ------    ------    ------    ------
Shares used in the calculation
  of Diluted EPS......................    25,381    29,043    23,990    27,470
                                          ======    ======    ======    ======


The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 1,988,000 and 1,194,000 for the three months ended September 30, 2001 and 2002, respectively, and 3,027,000 and 599,000 for the nine months ended September 30, 2001 and 2002 respectively.

Note 6 - New senior credit agreement
------------------------------------

During the quarter ended September 30, 2002, we entered into a new $200 million senior credit agreement (the "new senior credit agreement"). The new senior credit agreement consists of a $100 million revolving credit facility and a $100 million term loan. The proceeds of the term loan portion of the new senior credit agreement were used to eliminate the term loans and borrowings on the revolving credit facility under the previously existing senior credit agreement (the "old senior credit agreement"). The new senior credit agreement calls for both components to extend for approximately five years, with the revolving credit facility terminating on August 28, 2007 and the term loan expiring on December 15, 2007. The term loan portion of the facility could be extended an additional two years, provided our currently outstanding $130 million in 9% Senior Subordinated Notes are refinanced or repaid by December 15, 2007. The scheduled principal payments on the term loan portion of the new senior credit agreement are $1.0 million annually with the remaining balance outstanding due and payable on December 15, 2007. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the new senior credit agreement. Approximately $99.0 million of the revolving credit facility under the new senior credit agreement was available at September 30, 2002. Interest rates on the term loan and revolving credit facility components of the new senior credit agreement are LIBOR plus 275 basis points and LIBOR plus 250 basis points, respectively.

The new senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The new senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Note 7 - Extraordinary charge
-----------------------------

Deferred financing fees related to the approximately three years remaining on the old senior credit agreement have been written off as an extraordinary charge of $.9 million, net of income taxes, or $.04 per diluted share, on the early extinguishment of debt.

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

During 2002, we performed tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is identification for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. The changes in the net carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of January 1, 2002................................ $ 251,140

Goodwill acquired ...........................................     2,359
                                                              ---------
Balance as of September 30, 2002............................. $ 253,499
                                                              =========

Other intangible assets consist of the following:

                                                                    December 31, 2001                  September 30, 2002
                                                                    -----------------                  ------------------
                                                                  Gross                            Gross
                                                                Carrying     Accumulated          Carrying        Accumulated
Amortized intangible assets:                                     Amount      Amortization          Amount        Amortization
                                                               --------         --------          --------         --------
Customer relationships...............................          $ 96,712         $(10,180)         $ 96,712         $(12,089)

Patents and other intangible assets..................            35,465          (18,389)           38,126          (23,112)

Unamortized intangible assets:

Trademarks and tradenames............................            95,715           (9,571)           95,715           (9,571)
                                                               --------         --------          --------         --------
                                                               $227,892         $(38,140)         $230,553         $(44,772)
                                                               ========         ========          ========         ========


Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 19 years. Customer relationships are being amortized over 38 years. Patents and other intangible assets are being amortized over a weighted average life of 8 years.

Our customer relationship intangible asset was acquired in connection with the 1997 acquisition of Linvatec Corporation. Our accounting for this asset upon implementation of SFAS 142 was to recognize this asset separately from goodwill and continue to amortize this asset over the 38 year life supported by a valuation prepared in connection with the Linvatec acquisition.

The trademarks and tradenames intangible asset was recognized in conjunction with the 1997 acquisition of Linvatec Corporation. As of the date of this acquisition, Linvatec was a leader in the orthopedic medical device marketplace with a focus in arthroscopic surgery and powered surgical instruments. We continue to market products under the acquired trademarks and tradenames of "Linvatec", "Hall", "Shutt" and "Envision" which we believe are respected names in the orthopedic marketplace. From the date of the Linvatec acquisition, we have continued to release new product and product extensions under the above trademarks and tradenames and continue to maintain and promote these trademarks and tradenames in the market through continued legal registration and such methods as advertising, medical education and trade shows. Linvatec continues to be a leader in the orthopedic medical device marketplace. Based on the orthopedic marketplace, it is our belief that the trademarks and tradenames intangible asset will generate cash flow for an indefinite period of time. Accordingly, upon adoption of SFAS 142, effective January 1, 2002, amortization of the trademarks and tradenames intangible asset was discontinued.

Amortization   expense  related  to  intangible  assets  which  are  subject  to amortization totaled $5,442 in the nine months ended September 30, 2002 and $5,259 in the nine months ended September 30, 2001.

The estimated amortization expense for the year ending December 31, 2002 and for each of the five succeeding years is as follows:

2002     $ 7,256
2003       6,857
2004       6,487
2005       4,664
2006       3,424
2007       3,424

The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with SFAS 142 in the three and nine months ended September 30, 2001:

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                                 -------------                      -------------
                                             2001              2002             2001             2002
                                             ----              ----             ----             ----
Reported net income                         $5,015           $ 8,223          $16,752           $26,249
                                            ------           -------          -------           -------

Adjustments (net of income taxes)
  Add back:  Goodwill amortization           1,030                --            3,090                --
  Add back:  Trademarks and trade
    names amortization                         383                --            1,149                --
                                            ------           -------          -------           -------

Adjusted net income                         $6,428           $ 8,223          $20,991           $26,249
                                            ======           =======          =======           =======


                                             Three Months Ended                   Nine Months Ended
                                                 September 30,                      September 30,
                                                 -------------                      -------------
                                             2001              2002             2001             2002
                                             ----              ----             ----             ----
Basic earnings per share
Reported net income                         $  .20           $   .29          $   .71           $   .98
                                            ------           -------          -------           -------
Adjustments (net of income taxes)
  Add back:  Goodwill amortization             .04                --              .13                --
  Add back:  Trademarks and trade
    names amortization                         .02                --              .05                --
                                            ------           -------          -------           -------

Adjusted net income                         $  .26           $   .29          $   .89           $   .98
                                            ======           =======          =======           =======



                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                                 -------------                      -------------
                                             2001              2002             2001             2002
                                             ----              ----             ----             ----
Diluted earnings per share
Reported net income                         $  .20           $   .28          $   .70           $   .96
                                            ------           -------          -------           -------
Adjustments (net of income taxes)
  Add back:  Goodwill amortization             .04                --              .13                --
  Add back:  Trademarks and trade
    names amortization                         .01                --              .04                --
                                            ------           -------          -------           -------
Adjusted net income                         $  .25           $   .28          $   .87           $   .96
                                            ======           =======          =======           =======



Note 9 - Guarantor financial statements
---------------------------------------

Our new senior credit agreement and Senior Subordinated Notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of our subsidiaries (the
"Subsidiary Guarantors") except CONMED Receivables Corporation (the "Non-Guarantor Subsidiary"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the new senior credit agreement and the Notes on a joint and several basis. Each Subsidiary Guarantor and Non-Guarantor Subsidiary is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, condensed consolidating balance sheets, statements of income and statements of cash flows for the Parent Company only, Subsidiary Guarantors and Non-Guarantor Subsidiary and for the Company as of December 31, 2001 and September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002.



                                        CONMED CORPORATION
                               CONSOLIDATING CONDENSED BALANCE SHEET
                                         December 31,2001
                                          (in thousands)


                                           Parent                        Non-
                                          Company      Subsidiary     Guarantor                   Company
                                            Only       Guarantors     Subsidiary  Eliminations     Total
                                            ----       ----------     ----------  ------------     -----
ASSETS
Current assets:
    Cash and cash equivalents .......    $      --     $   1,181     $     221    $      --     $   1,402
    Accounts receivable, net ........           --         7,198        43,990           --        51,188
    Inventories .....................       23,045        84,345            --           --       107,390
    Deferred income taxes ...........        1,105            --            --           --         1,105
    Prepaid expenses and other
        current assets ..............          831         2,633            --           --         3,464
                                         ---------     ---------     ---------    ---------     ----------
          Total current assets ......       24,981        95,357        44,211           --       164,549
                                         ---------     ---------     ---------    ---------     ----------
Property, plant and equipment, net ..       45,856        45,170            --           --        91,026
Goodwill, net .......................       86,412       164,728            --           --       251,140
Other intangible assets, net ........        8,177       181,575            --           --       189,752
Other assets ........................      477,798         2,376            --     (475,033)        5,141
                                         ---------     ---------     ---------    ---------     ----------
    Total assets ....................    $ 643,224     $ 489,206     $  44,211    $(475,033)    $ 701,608
                                         =========     =========     =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt    $  72,241     $   1,188     $      --    $      --     $  73,429
    Accounts payable ................        5,078        14,799            --           --        19,877
    Accrued compensation ............        3,979         7,884            --           --        11,863
    Income taxes payable ............        2,372           135            --           --         2,507
    Accrued interest ................        4,760            37           157           --         4,954
    Other current liabilities .......        4,634         2,573            --           --         7,207
                                         ---------     ---------     ---------    ---------     ----------
        Total current liabilities ...       93,064        26,616           157           --       119,837
                                         ---------     ---------     ---------    ---------     ----------

Long-term debt ......................      241,404        21,096            --           --       262,500
Deferred income taxes ...............       18,655            --            --           --        18,655
Other long-term liabilities .........        6,467       285,329        41,947     (316,761)       16,982
                                         ---------     ---------     ---------    ---------     ----------
    Total liabilities ...............      359,590       333,041        42,104     (316,761)      417,974
                                         ---------     ---------     ---------    ---------     ----------

Shareholders' equity:
    Preferred stock .................           --            --            --           --            --
    Common stock ....................          253             1            --           (1)          253
    Paid-in capital .................      160,757            --         2,000       (2,000)      160,757
    Retained earnings ...............      128,240       158,333           107     (158,440)      128,240
    Accumulated other comprehensive
        loss ........................       (5,197)       (2,169)           --        2,169        (5,197)
    Less common stock in
     treasury, at cost ..............         (419)           --            --           --          (419)
                                         ---------     ---------     ---------    ---------     ----------
        Total shareholders' equity ..      283,634       156,165         2,107     (158,272)      283,634
                                         ---------     ---------     ---------    ---------     ----------
  Total liabilities and
          shareholders' equity ......    $ 643,224     $ 489,206     $  44,211    $(475,033)    $ 701,608
                                         =========     =========     =========    =========     =========


                                            CONMED CORPORATION
                                   CONSOLIDATING CONDENSED BALANCE SHEET
                                            September 30, 2002
                                         (in thousands)(unaudited)


                                               Parent                      Non-
                                              Company    Subsidiary     Guarantor                  Company
                                                Only     Guarantors     Subsidiary  Eliminations    Total
                                                ----     ----------     ----------  ------------    -----
ASSETS
Current assets:
    Cash and cash equivalents .........    $      --     $   1,698     $     815    $      --     $   2,513
    Accounts receivable, net ..........           --        11,417        44,353           --        55,770
    Inventories .......................       23,829        94,051            --           --       117,880
    Deferred income taxes .............          880            --           225           --         1,105
    Prepaid expenses and other
        current assets ................        1,168         2,195            --           --         3,363
                                           ---------     ---------     ---------    ---------     ---------
          Total current assets ........       25,877       109,361        45,393           --       180,631
                                           ---------     ---------     ---------    ---------     ---------
Property, plant and equipment, net ....       47,099        47,757            --           --        94,856
Goodwill, net .........................       88,768       164,731            --           --       253,499
Other intangible assets, net ..........        7,873       177,908            --           --       185,781
Other assets ..........................      492,033         2,173            --     (488,206)        6,000
                                           ---------     ---------     ---------    ---------     ---------
    Total assets ......................    $ 661,650     $ 501,930     $  45,393    $(488,206)    $ 720,767
                                           =========     =========     =========    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .    $   1,000     $   1,272     $      --    $      --     $   2,272
    Accounts payable ..................        4,392        20,302            --           --        24,694
    Accrued compensation ..............        2,856         6,926            --           --         9,782
    Income taxes payable ..............        3,390            --            --           --         3,390
    Accrued interest ..................          863           246            49           --         1,158
    Other current liabilities .........        4,181         2,305            --           --         6,486
                                           ---------     ---------     ---------    ---------     ---------
        Total current liabilities .....       16,682        31,051            49           --        47,782
                                           ---------     ---------     ---------    ---------     ---------

Long-term debt ........................      230,761        20,799            --           --       251,560
Deferred income taxes .................       28,875            --            --           --        28,875
Other long-term liabilities ...........        5,660       273,829        43,051     (309,662)       12,878
                                           ---------     ---------     ---------    ---------     ---------
    Total liabilities .................      281,978       325,679        43,100     (309,662)      341,095
                                           ---------     ---------     ---------    ---------     ---------

Shareholders' equity:
    Preferred stock ...................           --            --            --           --            --
    Common stock ......................          287             1            --           (1)          287
    Paid-in capital ...................      228,515            --         2,000       (2,000)      228,515
    Retained earnings .................      154,489       177,081           293     (177,374)      154,489
    Accumulated other comprehensive
        loss ..........................       (3,200)         (831)           --          831        (3,200)
    Less common stock in
     treasury, at cost ................         (419)           --            --           --          (419)
                                           ---------     ---------     ---------    ---------     ---------
        Total shareholders' equity ....      379,672       176,251         2,293     (178,544)      379,672
                                           ---------     ---------     ---------    ---------     ---------
  Total liabilities and
          shareholders' equity ........    $ 661,650     $ 501,930     $  45,393    $(488,206)    $ 720,767
                                           =========     =========     =========    =========     =========



                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                      Three Months Ended September 30, 2001
                                 (in thousands)
                                   (unaudited)


                                              Parent
                                              Company   Subsidiary                 Company
                                               Only     Guarantors  Eliminations    Total
                                               ----     ----------  ------------    -----
Net sales ...............................    $ 24,715    $ 80,603    $     --     $105,318
                                             --------    --------    --------     --------

Cost of sales ...........................      14,342      36,990          --       51,332

Selling and administrative expense.......       7,970      27,059          --       35,029

Research and development expense ........         332       3,159          --        3,491
                                             --------    --------    --------     --------

                                               22,644      67,208          --       89,852
                                             --------    --------    --------     --------

Income from operations ..................       2,071      13,395          --       15,466

Interest expense, net ...................          --       7,630          --        7,630
                                             --------    --------    --------     --------

Income before income taxes ..............       2,071       5,765          --        7,836

Provision for income taxes ..............         746       2,075          --        2,821
                                             --------    --------    --------     --------

Income before equity in earnings
  of unconsolidated subsidiaries ........       1,325       3,690          --        5,015

Equity in earnings of unconsolidated
  subsidiaries ..........................       3,690          --      (3,690)          --
                                             --------    --------    --------     --------

Net income ..............................    $  5,015    $  3,690    $ (3,690)    $  5,015
                                             ========    ========    ========     ========



                                           CONMED CORPORATION
                               CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                  Three Months Ended September 30, 2002
                                             (in thousands)
                                               (unaudited)



                                                  Parent
                                                  Company    Subsidiary     Non-Guarantor                Company
                                                   Only      Guarantors     Subsidiary    Eliminations    Total
                                                   ----      ----------     ----------    ------------    -----
Net sales ...................................    $ 26,632    $ 86,700       $     --      $     --     $ 113,332
                                                 --------    --------       --------      --------     ---------

Cost of sales ...............................      14,225      40,204             --            --        54,429

Selling and administrative
    expense .................................       7,510      27,470           (418)           --        34,562

Research and development
    expense .................................         484       3,769             --            --         4,253
                                                 --------    --------       --------      --------     ---------

                                                   22,219      71,443           (418)           --        93,244
                                                 --------    --------       --------      --------     ---------

Income from operations ......................       4,413      15,257            418            --        20,088

Interest expense, net .......................          --       5,491            274            --         5,765
                                                 --------    --------       --------      --------     ---------

Income before income taxes ..................       4,413       9,766            144            --        14,323

Provision for income taxes ..................       1,589       3,515             52            --         5,156
                                                 --------    --------       --------      --------     ---------

Income before equity in
    earnings of unconsolidated
    subsidiaries ............................       2,824       6,251             92            --         9,167

Equity in earnings of
    unconsolidated subsidiaries .............       6,343          --             --        (6,343)           --
                                                 --------    --------       --------      --------     ---------

Income before extraordinary
  item  .....................................       9,167       6,251             92        (6,343)        9,167

Extraordinary item, net
  of income taxes ...........................         944          --             --            --           944
                                                 --------    --------       --------      --------     ---------

Net income ..................................    $  8,223    $  6,251       $     92      $ (6,343)    $   8,223
                                                 ========    ========       ========      ========     =========


                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                      Nine Months Ended September 30, 2001
                                 (in thousands)
                                   (unaudited)


                                              Parent
                                             Company     Subsidiary                  Company
                                               Only      Guarantors   Eliminations    Total
                                               ----      ----------   ------------    -----
Net sales ..............................    $  65,688    $ 249,710    $      --     $ 315,398
                                            ---------    ---------    ---------     ---------

Cost of sales ..........................       38,641      112,330           --       150,971

Selling and administrative expense .....       20,135       83,645           --       103,780

Research and development expense .......        1,064        9,599           --        10,663
                                            ---------    ---------    ---------     ---------

                                               59,840      205,574           --       265,414
                                            ---------    ---------    ---------     ---------

Income from operations .................        5,848       44,136           --        49,984

Interest expense, net ..................           --       23,809           --        23,809
                                            ---------    ---------    ---------     ---------

Income before income taxes .............        5,848       20,327           --        26,175

Provision for income taxes .............        2,106        7,317           --         9,423
                                            ---------    ---------    ---------     ---------

Income before equity in earnings
  of unconsolidated subsidiaries .......        3,742       13,010           --        16,752

Equity in earnings of unconsolidated
  subsidiaries .........................       13,010           --      (13,010)           --
                                            ---------    ---------    ---------     ---------

Net income .............................    $  16,752    $  13,010    $ (13,010)    $  16,752
                                            =========    =========    =========     =========



                                         CONMED CORPORATION
                             CONSOLIDATING CONDENSED STATEMENT OF INCOME
                                Nine Months Ended September 30, 2002
                                           (in thousands)
                                             (unaudited)


                                     Parent
                                    Company    Subsidiary    Non-Guarantor                 Company
                                      Only     Guarantors     Subsidiary   Eliminations     Total
                                      ----     ----------     ----------   ------------     -----
Net sales .....................    $  78,930    $ 258,876     $      --     $      --     $ 337,806
                                   ---------    ---------     ---------     ---------     ---------

Cost of sales .................       41,828      118,416            --            --       160,244

Selling and administrative
    expense ...................       22,886       82,447        (1,162)           --       104,171

Research and development
    expense ...................        1,311       10,844            --            --        12,155
                                   ---------    ---------     ---------     ---------     ---------

                                      66,025      211,707        (1,162)           --       276,570
                                   ---------    ---------     ---------     ---------     ---------

Income from operations ........       12,905       47,169         1,162            --        61,236

Interest expense, net .........           --       17,877           871            --        18,748
                                   ---------    ---------     ---------     ---------     ---------

Income before income taxes ....       12,905       29,292           291            --        42,488

Provision for income taxes ....        4,646       10,544           105            --        15,295
                                   ---------    ---------     ---------     ---------     ---------

Income before equity in
    earnings of unconsolidated
    subsidiaries ..............        8,259       18,748           186            --        27,193

Equity in earnings of
    unconsolidated subsidiaries       18,934           --            --       (18,934)           --
                                   ---------    ---------     ---------     ---------     ---------

Income before extraordinary
  item ........................       27,193       18,748           186       (18,934)       27,193

Extraordinary item, net of
  income taxes ................          944           --            --            --           944
                                   ---------    ---------     ---------     ---------     ---------

Net income ....................    $  26,249    $  18,748     $     186     $ (18,934)    $  26,249
                                   =========    =========     =========     =========     =========

                                        CONMED CORPORATION
                          CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                               Nine Months Ended September 30, 2001
                                          (in thousands)
                                            (unaudited)


                                                  Parent
                                                 Company    Subsidiary                  Company
                                                   Only     Guarantors   Eliminations    Total
                                                   ----     ----------   ------------    -----
Net cash provided by operating
 activities ................................    $  5,092     $ 18,480     $     --     $ 23,572
                                                ---------    --------     --------     --------


Cash flows from investing activities:
  Net distributions from subsidiaries.......      15,990           --      (15,990)          --
  Purchases of property, plant and
        equipment ..........................      (9,639)      (3,065)          --      (12,704)
                                                ---------    --------     --------     --------

          Net cash provided (used)
             by investing activities .......       6,351       (3,065)     (15,990)     (12,704)
                                                ---------    --------     --------     --------

Cash flows from financing:
    Net distributions to parent ............          --      (15,990)      15,990           --
    Net proceeds from exercise of
        stock options ......................       1,591           --           --        1,591
    Payments on debt .......................     (13,034)          --           --      (13,034)
                                                ---------    --------     --------     --------
          Net cash provided (used) by
           financing activities ............     (11,443)     (15,990)      15,990      (11,443)
                                                ---------    --------     --------     --------

Effect of exchange rate changes on cash
  and cash equivalents .....................          --         (880)          --         (880)
                                                ---------    --------     --------     --------

Net increase (decrease) in cash and
 cash equivalents ..........................          --       (1,455)          --       (1,455)

Cash and cash equivalents at
 beginning of period .......................          --        3,470           --        3,470
                                                ---------    --------     --------     --------

Cash and cash equivalents at
 end of period .............................    $     --     $  2,015     $     --     $  2,015
                                                =========    ========     ========     ========


                                         CONMED CORPORATION
                             CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                Nine Months Ended September 30, 2002
                                           (in thousands)
                                             (unaudited)


                                                  Parent                    Non-
                                                 Company     Subsidiary  Guarantor                         Company
                                                  Only       Guarantors  Subsidiary   Eliminations           Total
                                                  ----       ----------  ----------   ------------           -----
Net cash provided by operating activities ..    $   9,972     $ 18,946     $(388)      $     --             $  28,530
                                                ---------     --------     -----       --------             ---------

Cash flows from investing activities:
    Net distributions from subsidiaries ....       11,820           --        --        (11,820)                   --
    Payments related to business
      acquisitions .........................       (2,359)          --        --             --                (2,359)
    Purchases of property, plant and
        equipment ..........................       (3,615)      (6,946)       --             --               (10,561)
                                                ---------     --------     -----       --------             ---------
          Net cash provided (used)
            by investing activities ........        5,846       (6,946)       --        (11,820)              (12,920)
                                                ---------     --------     -----       --------             ---------

Cash flows from financing:
    Net distributions to parent ............           --      (12,802)       --         12,802                    --
    Borrowings on note payable to parent ...           --           --       982           (982)                   --
    Net proceeds from issuance of
      common stock .........................       66,123           --        --             --                66,123
    Net proceeds from exercise
     of stock options ......................        3,669           --        --             --                 3,669
    Repurchase of warrant on common stock ..       (2,000)          --        --             --                (2,000)
    Payments on debt .......................     (183,097)          --        --             --              (183,097)
    Proceeds of debt .......................      101,000           --        --             --               101,000
    Payments related to issuance
      of debt ..............................       (1,513)          --        --             --                (1,513)
                                                ---------     --------     -----       --------             ---------
          Net cash provided (used) by
             financing activities ..........      (15,818)     (12,802)      982         11,820               (15,818)
                                                ---------     --------     -----       --------             ---------

Effect of exchange rate changes on cash.....
    and cash equivalents ...................           --        1,319        --             --                 1,319
                                                ---------     --------     -----       --------             ---------

Net increase (decrease) in cash
  and cash equivalents .....................           --          517       594             --                 1,111
Cash and cash equivalents
  at beginning of period ...................           --        1,181       221             --                 1,402
                                                ---------     --------     -----       --------             ---------

Cash and cash equivalents
  at end of period .........................    $      --     $  1,698     $ 815       $     --             $   2,513
                                                =========     ========     =====       ========             =========

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

Accounts receivable sale

On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit (the "conduit purchaser"). The conduit purchaser's share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement. Effectively, collections on the pool of receivables flow first to the conduit purchaser and then to CRC, but to the extent that the conduit purchaser's share of collections were less than the amount of the conduit purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables that have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the conduit purchaser. As of December 31, 2001 and September 30, 2002, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $40.0 million and $38.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the conduit purchaser's financing cost of issuing commercial paper, were $.3 million and $.9 million, in the three and nine months ended September 30, 2002 and 2001, respectively.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the conduit purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the conduit purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

Goodwill and other intangible assets

Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other intangible assets have been amortized over periods ranging from 5 to 40 years through December 31, 2001. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (61.0% at September 30, 2002) of our total assets.

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

During 2002, we performed tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is identification for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests. During the three and nine months ended September 30, 2002, net income increased by approximately $1.4 million and $4.2 million respectively, as a result of the adoption of SFAS 142.

Derivative financial instruments

We use an interest rate swap, a form of derivative financial instrument, to manage interest rate risk. We have designated as a cash-flow hedge, an interest rate swap which effectively converts $50.0 million of LIBOR-based floating rate debt under our new senior credit agreement into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in June 2003 and is included in liabilities on the balance sheet with a fair value approximating $2.0 million. During the nine months ended September 30, 2002, gross holding losses on the interest rate swap were $.9 million, before income taxes, and holding losses of $1.9 million, before income taxes, were reclassified and included in net income. There were no material changes in our market risk during the three and nine months ended September 30, 2002. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the year ended December 31, 2001, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Revenue recognition

We recognize revenue upon shipment of product and passage of title to our customers. Factors considered in our revenue recognition policy are as follows:

o Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped.

o Payment by the customer is due under fixed payment terms. Even when the sale is to a distributor, payment to us is not contractually or implicitly delayed until the product is resold by the distributor.

o We place certain of our capital equipment with customers in return for commitments to purchase disposable products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital shipment and we recognize revenue upon the disposable product shipment.

o Product returns are only accepted at the discretion of the Company and in keeping with our "Returned Goods Policy". Product returns have not been significant historically.

o The terms of the Company's sales to customers do not involve any obligations for the Company to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment.

o Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in selling and administrative expense.

o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.2 million at September 30, 2002 is adequate to provide for any probable losses from accounts receivable.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001


The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                   Three Months Ended
                                                       September
                                                2001                  2002
                                              --------              --------
                                                       (unaudited)

Net sales..................................    100.0%                100.0%
Cost of sales..............................     48.7                  48.0
                                              --------              --------
     Gross margin..........................     51.3                  52.0
Selling and administrative expense.........     33.3                  30.5
Research and development expense...........      3.3                   3.8
                                              --------              --------
     Income from operations................     14.7                  17.7
Interest expense, net......................      7.2                   5.0
                                              --------              --------
     Income before income taxes
        and extraordinary item.............      7.5                  12.7
Provision for income taxes.................      2.7                   4.6
                                              --------              --------
     Income before extraordinary item......      4.8%                  8.1%
                                              ========              ========


Sales for the quarter ended September 30, 2002 were $113.3 million, an increase of 7.6% compared to sales of $105.3 million in the same quarter a year ago. Adjusted for constant foreign currency exchange rates, sales growth in the third quarter of 2002 would have been approximately 6.9% as compared to the same period a year ago.

o Sales in our orthopedic businesses increased 8.3% to $69.1 million from $63.8 million in the comparable quarter last year.

o Arthroscopy sales, which represented approximately 55.9% of total third quarter 2002 orthopedic revenues, grew 4.0% to $38.6 million from $37.1 million in the same period a year ago on strength in sales of shoulder repair products, scopes and video equipment.

o Powered surgical instrument sales, which represented approximately 44.1% of orthopedic revenues, increased 14.2% to $30.5 million from $26.7 million in the same quarter last year. We introduced our PowerPro(R) Battery Powered Instrument line in February 2002, with first shipments to customers in March 2002. During the third quarter 2002, sales of the PowerPro(R) battery systems amounted to approximately $5 million. A portion of the third quarter's sales of Powered Instruments were made to DePuy Orthopaedics, ("DePuy"), a Johnson and Johnson Company, pursuant to a distribution agreement, which calls for providing sample units of the PowerPro(R) product to the DePuy sales force.

o Patient care sales for the three months ended September 30, 2002 were $18.1 million, a 7.7% increase from $16.8 million in the same period a year ago, driven primarily by increases in sales of our ECG electrode and automatic defibrillator pad products.

o Electrosurgery sales for the three months ended September 30, 2002 were $17.0 million, an increase of 1.2% from $16.8 million in the third quarter of last year, as sales of electrosurgical generators and disposables were flat compared with the same period a year ago.

o Sales of endoscopy products increased 15.2% to $9.1 million in the three months ended September 30, 2002 from $7.9 million in the same period a year ago.

Cost of sales increased to $54.4 million in the third quarter 2002 as compared to $51.3 million in the same quarter a year ago, primarily as a result of the increased sales volumes described above while gross margin percentage increased to 52.0% in the third quarter of 2002 compared to 51.3% in the third quarter of 2001. During the quarter ended September 30, 2001, we incurred various nonrecurring charges in connection with the July 2001 Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled $.9 million in the third quarter of 2001 and are included in cost of sales. Excluding the impact of these non-recurring adjustments, cost of sales was $50.4 million. Gross margin percentage for the third quarter 2001, excluding the Imagyn-related charges, was 52.1%. The decrease in gross margin percentage in the third quarter 2002 is primarily a result of the sales of sample PowerPro(R) product to the DePuy sales force as discussed above. These sample sales were at gross margins lower than the margins realized for units sold to end-user customers and resulted in an overall lower gross margin.

Selling and administrative expense decreased to $34.6 million in the third quarter of 2002 as compared to $35.0 million in the third quarter of 2001. As a percentage of sales, selling and administrative expense totaled 30.5% in the third quarter of 2002 compared to 33.3% in the third quarter of 2001. During the quarter ended September 30, 2002, selling and administrative expense decreased by approximately $2.2 million, before income taxes, as a result of the adoption of SFAS 142. Excluding the impact of the adoption of SFAS 142, selling and administrative expense in the third quarter of 2002 would have been approximately $36.8 million or 32.4% as a percentage of sales, decreasing by approximately .9% when compared with the same period a year ago, but remaining within the range of our historical percentages.

Research and development expense increased to $4.3 million in the third quarter of 2002 as compared to $3.5 million in the third quarter of 2001. This increase represents continued research and development efforts primarily focused on new product development in the orthopedic product lines. As a percentage of sales, research and development expense increased to 3.8% in the current quarter compared to 3.3% in the same quarter a year ago but remains within the range of our historical percentages.

Interest expense in the third quarter of 2002 was $5.8 million compared to $7.6 million in the third quarter of 2001. The decrease in interest expense is primarily a result of lower total borrowings outstanding during the current quarter as compared to the same period a year ago, as borrowings have declined to $253.8 million at September 30, 2002 as compared to $388.4 million at September 30, 2001. Additionally, the weighted average interest rates on our borrowings has declined to 6.53% at September 30, 2002 as compared to 6.88% at September 30, 2001.

During the quarter ended September 30, 2002, we terminated our old senior credit agreement and entered into a new senior credit agreement. Accordingly, we recorded an extraordinary charge on the early extinguishment of debt, of approximately $.9 million, net of income taxes, to write-off the remaining unamortized deferred financing costs associated with the approximately three years remaining on the old senior credit agreement.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:



                                                      Nine Months Ended
                                                          September
                                                  2001                  2002
                                                --------              --------
                                                         (unaudited)

Net sales....................................    100.0%                100.0%
Cost of sales................................     47.9                  47.4
                                                --------              --------
     Gross margin............................     52.1                  52.6
Selling and administrative expense...........     32.9                  30.8
Research and development expense.............      3.4                   3.6
                                                --------              --------
     Income from operations..................     15.8                  18.2
Interest expense, net........................      7.5                   5.6
                                                --------              --------

     Income before income taxes
      And extraordinary item.................      8.3                  12.6
Provision for income taxes...................      3.0                   4.5
                                                --------              --------
     Income before extraordinary item........      5.3%                  8.1%
                                                ========              ========


Sales for the nine months ended September 30, 2002 were $337.8 million, an increase of 7.1% compared to sales of $315.4 million in the same period a year ago. Fluctuations in foreign currency exchange rates in the nine months ended September 30, 2002 as compared to the same period a year ago did not have a significant effect on sales.

o Sales in our orthopedic businesses increased 3.0% to $207.0 million from $201.0 million in the comparable period last year.

o Arthroscopy sales, which represented approximately 58.6% of the third quarter 2002 orthopedic revenues, grew 5.0% to $121.1 million from $115.3 million in the same period a year ago on strength in sales of disposable products and video equipment.

o Powered surgical instrument sales, which represented approximately 41.5% of orthopedic revenues, increased 0.2% to $85.9 million from $85.7 million in the same quarter last year. We introduced our PowerPro(R) Battery Powered Instrument line in February 2002, with first shipments to customers in March 2002. During the third quarter 2002, sales of the PowerPro(R) battery systems amounted to approximately $5 million. A portion of the third quarter's sales of Powered Instruments were made to DePuy Orthopaedics, ("DePuy"), a Johnson and Johnson Company, pursuant to a distribution agreement, which calls for providing sample units of the PowerPro(R) product to the DePuy sales force.

o Patient care sales for the nine months ended September 30, 2002 were $52.5 million, a 1.0% increase from $52.0 million in the same period a year ago. Sales of ECG and other patient care products were largely stable in the first nine months of 2002 as compared with the same period a year ago.

o Electrosurgery sales for the nine months ended September 30, 2002 were $50.8 million, an increase of 3.9% from $48.9 million in the same period a year ago, driven by increases in electrosurgical disposables sales.

o Sales of endoscopy products increased to $27.5 million in the nine months ended September 30, 2002 from $13.5 million in the same period a year ago, primarily as a result of the July 2001 Imagyn acquisition.

Cost of sales increased to $160.2 million in the nine months ended September 30, 2002 compared to $151.0 million in the same period a year ago, primarily as a result of the increased sales volumes described above, while gross margin percentage increased to 52.6% in the nine months ended September 30, 2002 compared to 52.1% in the same period a year ago. During the quarter ended September 30, 2001, we incurred various nonrecurring charges in connection with the July 2001 Imagyn acquisition. These costs were related primarily to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled $.9 million in the nine months ended September 30, 2001 and are included in cost of sales. Excluding the impact of these non-recurring adjustments, cost of sales for the nine months ended September 2001 was $150.1 million. Gross margin percentage for the nine months ended September 30, 2001 excluding the Imagyn-related charges, was 52.4%, consistent with the 52.6% experienced in the nine months ended September 30, 2002.

Selling and administrative expense increased to $104.2 million in the nine months ended September 30, 2002 as compared to $103.8 million in the same period a year ago. As a percentage of sales, selling and administrative expense totaled 30.8% in the nine months ended September 30, 2002 compared to 32.9% in the same period a year ago. During the nine months ended September 30, 2002, selling and administrative expense decreased by approximately $6.6 million, before income taxes, as a result of the adoption of SFAS 142. Excluding the impact of the adoption of SFAS 142, selling and administrative expense in the third quarter of 2002 would have been approximately $110.8 million or 32.8% as a percentage of sales, decreasing slightly when compared with the same period a year ago but remaining within the range of our historical percentages.

Research and development expense increased to $12.2 million in the nine months ended September 30, 2002 as compared to $10.7 million in the same period a year ago. This increase represents continued research and development efforts primarily focused on new product development in the orthopedic product lines. As a percentage of sales, research and development expense was 3.6% in the nine months ended September 30, 2002 compared to 3.4% in the same period a year ago.

Interest expense in the first nine months of 2002 was $18.7 million compared to $23.8 million in the first nine months of 2001. The decrease in interest expense is primarily a result of lower total borrowings outstanding during the current period as compared to the same period a year ago, as borrowings have declined to $253.8 million at September 30, 2002 as compared to $388.4 million at September 30, 2001. Additionally, the weighted average interest rates on our borrowings has declined to 6.53% at September 30, 2002 as compared to 6.88% at September 30, 2001.

During the quarter ended September 30, 2002, we terminated our old senior credit agreement and entered into a new senior credit agreement. Accordingly, we recorded an extraordinary charge on the early extinguishment of debt of approximately $.9 million, net of income taxes, to write-off the remaining unamortized deferred financing costs associated with the approximately three years remaining on the old senior credit agreement.

Liquidity and Capital Resources

Cash generated from our operations and borrowings under our revolving credit facility have traditionally provided the working capital for our operations, debt service under our credit facility and the funding of our capital expenditures. In addition, we have used term borrowings, including:

     o    borrowings under our senior credit agreement;

     o Senior Subordinated Notes issued to refinance borrowings under our senior credit agreement, in the case of the acquisition of Linvatec Corporation in 1997;

     o borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions.

On May 29, 2002, we completed a public offering of 3.0 million shares of our common stock. Net proceeds to the Company related to the sale of the shares approximated $66.1 million and was used to reduce indebtedness under our old senior credit agreement. We expect to continue to use cash flow from our operations and borrowings under our revolving credit facility to finance our operations, our debt service under our new senior credit facility and term borrowings and the funding of our capital expenditures.

During the quarter ended September 30, 2002, we entered into a new $200 million senior credit agreement (the "new senior credit agreement"). The new senior credit agreement consists of a $100 million revolving credit facility and a $100 million term loan. The proceeds of the term loan portion of the new senior credit agreement were used to eliminate the term loans and borrowings on the revolving credit facility under the previously existing senior credit agreement (the "old senior credit agreement"). The new senior credit agreement calls for both components to extend for approximately five years, with the revolving credit facility terminating on August 28, 2007 and the term loan expiring on December 15, 2007. The term loan portion of the facility could be extended an additional two years, provided our currently outstanding $130 million in 9% Senior Subordinated Notes are refinanced or repaid by December 15, 2007. The scheduled principal payments on the term loan portion of the new senior credit agreement are $1.0 million annually with the remaining balance outstanding due and payable on December 15, 2007. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the new senior credit agreement. Approximately $99.0 million of the revolving credit facility under the new senior credit agreement was available at September 30, 2002. Interest rates on the term loan and revolving credit facility components of the new senior credit agreement are LIBOR plus 275 basis points and LIBOR plus 250 basis points, respectively.

The new senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The new senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

The Senior Subordinated Notes are in aggregate principal amount of $130.0 million, have a maturity date of March 15, 2008 and bear interest at 9.0% per annum which is payable semi-annually.

We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50% per annum with semiannual payments of principal and interest through September 2009, a Class C note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 and a seller-financed note bearing interest at 6.50% per annum with monthly payments of principal and interest through July 2013. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $11.2 million, $6.8 million and $4.0 million, respectively, at September 30, 2002.

Our net working capital position was $132.8 million at September 30, 2002 as compared to $44.7 million at December 31, 2001. Included in net working capital at December 31, 2001 was $56.0 million owed on our revolving credit facility which was due to expire on December 31, 2002. As discussed above, during the quarter ended September 30, 2002, we entered into a new $200 million senior credit agreement. The proceeds of the new senior credit agreement were used to eliminate the existing term loans and borrowings on the revolving credit facility under the old senior credit agreement. Accordingly, balances formerly outstanding on the old revolving credit facility have been reclassified from current to long-term obligations.

We have a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit (the "conduit purchaser"). The conduit purchaser's share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement. Effectively, collections on the pool of receivables flow first to the conduit purchaser and then to CRC. To the extent that the conduit purchaser's share of collections were less than the amount of the conduit purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables that have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the conduit purchaser. As of December 31, 2001 and September 30, 2002, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $40.0 million and $38.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the conduit purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the conduit purchaser rather than being used to fund new receivable purchases. If this were to occur, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

Net cash provided by operations, which we also refer to as "operating cash flow," increased to $28.5 million in the nine months ended September 30, 2002 compared to $23.6 million for the same period a year ago. During the nine months ended September 30, 2002, operating cash flow decreased by $2.0 million due to a decrease in the sale of accounts receivable under the accounts receivable sales agreement. Excluding the decrease in accounts receivable sales, operating cash flow increased to $30.5 million.

In reconciling net income to operating cash flow, operating cash flow in the third quarter of 2002 was positively impacted by depreciation, amortization and increases in accounts payable and deferred income taxes and negatively impacted primarily by increases in accounts receivable and inventory and decreases in accrued compensation and accrued interest. The increases in accounts receivable and inventory are primarily related to an increase in sales. The increases in accounts payable and deferred income taxes and decreases in accrued compensation and interest are primarily related to the timing of the payment of these liabilities.

Capital expenditures in the nine months ended September 30, 2002 were $10.6 million compared to $12.7 million in the same period a year ago. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at the rate of approximately $12.0 to $14.0 million annually. Net cash used by investing activities in the nine months ended September 30, 2002 also included $2.4 million related to the purchase of several product lines.

Financing activities in the nine months ended September 30, 2002 consist primarily of the completion of a public offering of 3.0 million shares of our common stock in the second quarter 2002 and the completion of a new $200 million senior credit facility in the third quarter 2002. The $66.1 million in proceeds from the stock offering were used to repay term loans under our old senior credit agreement. Net repayments on our debt as a result of the stock offering and cash generated from operations in the nine months ended September 30, 2002 totaled $82.1 million. Concurrent with the stock offering, we repurchased for $2.0 million from Bristol-Myers Squibb Company a warrant exercisable for 1.5 million shares of our common stock. Proceeds from the exercise of stock options in the nine months ended September 30, 2002 totaled $3.7 million.

Management believes that cash generated from operations, our current cash resources and funds available under our new senior credit agreement will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

There were no capital lease obligations or unconditional purchase obligations as of September 30, 2002. The following table summarizes our contractual obligations related to operating leases and long-term debt as of September 30, 2002:


                                                      (Amounts in thousands)
                                 2002        2003        2004        2005         2006    Thereafter
                                 ----        ----        ----        ----         ----
Long-term debt ...........    $    833    $  2,381    $  2,554    $  2,741    $  2,943    $242,380
Operating lease
  obligations.............         433       1,255       1,036         962         933       1,950
                              --------    --------    --------    --------    --------    --------
 Total contractual
  cash obligations .......    $  1,266    $  3,636    $  3,590    $  3,703    $  3,876    $244,330
                              ========    ========    ========    ========    ========    ========


Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits

       Exhibit No.                 Description of Exhibit
       -----------                 ----------------------

         10.1 Credit Agreement, dated August 28, 2002, among CONMED Corporation and the several banks and other financial institutions or entities from time to time parties thereto.

         10.2 Guarantee and Collateral Agreement, dated August 28, 2002, made by CONMED Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank.


Reports on Form 8-K
         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               CONMED CORPORATION
                                                  (Registrant)

Date:  October 31, 2002

                                               /s/ Robert D. Shallish, Jr.
                                               -------------------------------
                                               Robert D. Shallish, Jr.
                                               Vice President - Finance
                                               (Principal Financial Officer)

                                  CERTIFICATION

I, Eugene R. Corasanti, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CONMED Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

                                                       /s/ Eugene R. Corasanti
                                                       -------------------------
                                                       Eugene R. Corasanti
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                  CERTIFICATION


I, Robert D. Shallish, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CONMED Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

                                               /s/ Robert D. Shallish Jr.
                                               --------------------------
                                               Robert D. Shallish, Jr.
                                               Vice President - Finance and
                                               Chief Financial Officer

                            Exhibit Index

                                                            Sequential Page
Exhibit                                                         Number

10.1        Credit Agreement dated August 28, 2002
            among CONMED Corporation and the several
            banks and other financial institutions or     (included in EDGAR
            entities from time to time parties thereto.     filing only)

10.2        Guarantee and Collateral Agreement, dated
            August 28, 2002, made by CONMED Corporation
            and certain of its subsidiaries in favor of   (included in EDGAR
            JPMorgan Chase Bank.                              filing only)