Form 10-K
CONMED CORP
filed 2003-04-03
CIK 816956

================================================================================

                       Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002       Commission file number 0-16093

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).
Yes |X| No |_|

      The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $459,609,804 based upon the closing price of the Company's common stock, which was $15.90 on March 17, 2003.

      The number of shares of the Registrant's $0.01 par value common stock outstanding as of March 17, 2003 was 28,906,277.

          DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement, scheduled to be mailed on or about April 15, 2003 for the annual meeting of stockholders to be held May 20, 2003, are incorporated by reference into Part III.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-K

                                     Part I

Item Number                                                                 Page
-----------                                                                 ----

Item 1.     Business                                                           2
Item 2.     Properties                                                        23
Item 3.     Legal Proceedings                                                 24
Item 4.     Submission of Matters to a Vote of Security Holders               24

                                     Part II

Item 5.     Market for the Registrant's Common Stock and Related
                  Stockholder Matters                                         25
Item 6.     Selected Financial Data                                           26
Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         28
Item 7A.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                 40
Item 8.     Financial Statements and Supplementary Data                       41
Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         41

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant                42
Item 11.    Executive Compensation                                            42
Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management                                                  42
Item 13.    Certain Relationships and Related Transactions                    42
Item 14     Controls and Procedures                                           42

                                     Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                                 43

Signatures                                                                    44

Certifications                                                                45

Exhibit Index                                                                 47

                               CONMED CORPORATION

Item 1. Business

      Forward Looking Statements

      This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED", the "Company", "we" or "us" -- references to "CONMED", the "Company", "we" or "us" shall be deemed to include our subsidiaries unless the context otherwise requires) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

      o cyclical customer purchasing patterns due to budgetary and other constraints;

      o     changes in customer preferences;

      o     competition;

      o     changes in technology;

      o the introduction and acceptance of new products, including our PowerPro(R) battery-powered instrument product line;

      o     the success of our distribution arrangement with DePuy Orthopaedics;

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

General

      CONMED Corporation is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, ENT, neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers and a full line of ECG electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and intensive care unit service managers. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

      We have used strategic business acquisitions to broaden our product offerings, to increase our market share in certain product lines and to realize economies of scale. Since 1998, we have completed nine strategic business acquisitions. The completed acquisitions, together with internal growth, have resulted in a compound annual growth rate in net sales of 7.5% between 1998 and 2002.

Industry

      The growth in the markets for our products is primarily driven by:

      o Favorable Demographics. The number of surgical procedures performed is increasing. This growth in surgical procedures reflects demographic trends, such as the aging of the population, and technological advancements, which result in safer and less invasive surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. Sales of our surgical products represented over 85% of our total 2002 sales. See "--Our Products."

      o Continued Pressure to Reduce Health Care Costs. In response to rising health care costs, managed care companies and other third-party payers have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery. To reduce costs, health care providers use minimally invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. Many of our products are designed for use in minimally invasive surgical procedures. See "--Our Products." Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care. Approximately 75% of our sales are derived from single-use disposable products.

            In the United States, the pressure on health care providers to contain costs has altered their purchasing patterns for general surgical instruments and disposable medical products. Many health care providers have entered into comprehensive purchasing contracts with fewer suppliers, which offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with Group Purchasing Organizations ("GPOs") or Integrated Health Networks ("IHNs"), which aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. We believe that these trends will favor entities that offer a broad product portfolio. See "--Business Strategy" below.

      o Increased Global Medical Spending. We believe that foreign markets offer growth opportunities for our products. We currently distribute our products through our own sales subsidiaries or through local dealers in over 100 foreign countries. International sales represented approximately 29% of total sales in 2002.

Competitive Strengths

      We believe that we have a top two or three market share position in each of our five key product areas and have established our position as a market leader by capitalizing on the following competitive strengths:

      o Strong Brand Recognition. We are a leading provider of arthroscopic surgery devices, electrosurgical systems, powered surgical instruments and ECG electrodes. Our products are sold under leading brand names, including CONMED(R), Linvatec(R) and Hall Surgical(R). These brand names are well recognized by physicians for quality and service. We believe that brand recognition helps drive demand for our products by enabling us to build upon the reputation for quality and service associated with these brands and gain faster acceptance when introducing new branded products.

      o Breadth of Product Offering. The breadth of our product lines in our key product areas enables us to meet a wide range of customer requirements and preferences. In three of our five key product areas, we are one of only two providers that offers a full line of products. For example, we offer a complete set of the arthroscopy products a surgeon requires for most arthroscopic procedures, including instrument and repair sets, implants, shaver consoles and handpieces, video systems and related disposables. This in turn has enhanced our ability to market our products to surgeons, hospitals, surgery centers, GPOs, IHNs and other customers, particularly as institutions seek to reduce costs and to minimize the number of suppliers.

      o Successful Integration of Acquisitions. Since 1998, we have completed nine acquisitions. These acquisitions have enabled us to broaden our product categories, expand our sales and distribution capabilities and increase our international presence. Our management team, which averages more than 15 years of experience in the health care industry, has demonstrated a historical ability to identify complementary acquisitions and to integrate acquired companies into our operations.

      o Extensive Marketing and Distribution Infrastructure. We market our products domestically through our sales force consisting of approximately 210 employee sales representatives and an additional 90 sales professionals employed by eight non-stocking sales agent groups, seven of which are exclusive. All of our sales professionals are highly trained and educated in the applications or procedures for the products they sell. They call directly on surgeons, hospital departments, outpatient surgery centers and physician offices. Additionally, we have an international presence through sales subsidiaries and branches located in key international markets. We sell direct to hospital customers in these markets with an employee-based international sales force of approximately 40 sales representatives. We also maintain distributor relationships domestically and in numerous countries worldwide. See "--Marketing."

      o Vertically Integrated Manufacturing. We manufacture most of our products and components. Our vertically integrated manufacturing process has allowed us to provide quality products, to react quickly to changes in demand and to generate manufacturing efficiencies, including purchasing raw materials used in a variety of disposable products in bulk. We believe that these manufacturing capabilities allow us to contain costs, control quality and maintain security of proprietary processes. We continually evaluate our manufacturing processes with the objective of increasing automation, streamlining production and enhancing efficiency in order to achieve cost savings, while seeking to improve quality.

      o Research and Development Expertise. Our research and development effort is focused on introducing new products, enhancing existing products and developing new technologies. During the last two years, we have introduced several new products and product enhancements. Our reputation as an innovator is exemplified by our "first-to-market" product introductions, which include the Envision(TM) Autoclavable Three Chip Camera Head, Advantage(TM) drive system, the Trident(TM) resection ablator, the SureCharge(TM) battery sterilization system and the 2.9 millimeter arthroscopy scope. Research and development expenditures were $16.1 million in 2002.

Business Strategy

      Our business strategy is to continue to strengthen our position as a market leader in our key product areas. The elements of our strategy include:

      o Introduce New Products and Product Enhancements. We will continue to pursue organic growth by developing new products and enhancing existing products to respond to customer needs and preferences. We are continually seeking to develop new technologies to improve durability, performance and usability of existing products. In addition to our research and development, we receive new ideas for products and technologies, especially in procedure-specific areas, from surgeons, inventors and operating room personnel.

      o Pursue Strategic Acquisitions. We believe that strategic acquisitions represent a cost-effective means of broadening our product line. We have historically targeted companies with proven technologies and established brand names that provide potential sales, marketing and manufacturing synergies. Since 1998, we have completed nine acquisitions, expanding our arthroscopy, powered surgical instruments and endoscopy product lines and most recently expanding into integrated operating room systems and equipment.

      o Realize Manufacturing and Operating Efficiencies. We will continue to review opportunities for consolidating product lines and streamlining production. We believe our vertically integrated manufacturing processes can produce further opportunities to reduce overhead and to increase operating efficiencies and capacity utilization.

      o Maintain Strong International Sales Growth. We believe there are significant sales opportunities for our surgical products outside the United States. We intend to maintain our international sales growth and increase our penetration into international markets by utilizing our relationships with foreign surgeons, hospitals and third-party payers, as well as foreign distributors. In 2002, our sales outside the United States grew by 8% and represented 29% of our 2002 sales.

Our Products

      The following table sets forth the percentage of net sales for each category of our products for 2000, 2001 and 2002:

                                                 Year Ended December 31,
                                         --------------------------------------
                                           2000           2001           2002
                                         --------       --------       --------
Arthroscopy .......................            36%            36%            36%
Powered surgical instruments ......            29             27             25
Electrosurgery ....................            16             16             15
Patient Care ......................            17             16             16
Endoscopy .........................             2              5              8
                                         --------       --------       --------
  Total ...........................           100%           100%           100%
                                         ========       ========       ========
Net sales (in thousands) ..........      $395,873       $428,722       $453,062
                                         ========       ========       ========

Arthroscopy

      We offer a broad line of devices and products for use in arthroscopic surgery. Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally-invasive arthroscopes and related instruments. Minimally-invasive arthroscopy procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings. About 75% of all arthroscopy is performed on the knee, although arthroscopic procedures are increasingly performed on shoulders and smaller joints, such as the wrist and ankle.

      Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, fluid management systems, imaging products, implants and related disposable products. It is our standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge. These capital "placements" allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing. We have benefited from the introduction of new products and new technologies in the arthroscopic area, such as bioabsorbable screws, ablators, "push-in" and "screw-in" suture anchors, resection shavers and cartilage repair implants.

      The majority of arthroscopic procedures are performed to repair injuries that have occurred in the joint areas of the body. Many of these injuries are the result of sports related events or other traumas. This explains why arthroscopy is sometimes referred to as "sports medicine."

                                  Arthroscopy
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Ablators and Shaver   Electrosurgical ablators and     Advantage(TM)
Ablators              resection ablators to resect     ESA(TM)
                      and remove soft tissue and       Sterling(R)
                      bone; used in knee, shoulder     UltrAblator(TM)
                      and small joint surgery.         Lightwave(TM)
                                                       Trident(TM)

Knee Reconstructive   Products used in cruciate        Paramax(R)
Systems               reconstructive surgery;          Pinn-ACL(R)
                      includes instrumentation,        GraFix(TM)
                      screws, pins and ligament
                      harvesting and preparation
                      devices.

Soft Tissue Repair    Instrument systems designed to   Spectrum(R)
Systems               attach specific torn or          Inteq(R)
                      damaged soft tissue to bone or   Shuttle Relay(TM)
                      other soft tissue in the knee,   Blitz(R)
                      shoulder and wrist; includes
                      instrumentation, guides, hooks
                      and suture devices.

Fluid Management      Disposable tubing sets,          Apex(R)
Systems               disposable and reusable inflow   Quick-Flow(R)
                      devices, pumps and               Quick-Connect(R)
                      suction/waste management
                      systems for use in
                      arthroscopic and general
                      surgeries.

Imaging               Surgical video systems for       Apex(R)
                      endoscopic procedures;           8180 Series
                      includes autoclavable single     Envision(TM)
                      and three-chip camera heads      Autoclavable
                      and consoles, endoscopes,        Three Chip
                      light sources, monitors, VCRs    Camera Head
                      and printers.

Implants              Products including               BioScrew(R)
                      bioabsorbable and metal          BioStinger(R)
                      interference screws and suture   BioAnchor(R)
                      anchors for attaching soft       BioTwist(R)
                      tissue to bone in the knee,      Ultrafix(R)
                      shoulder and wrist as well as    Revo(R)
                      miniscal repair.                 Super Revo(R)

Other Instruments     Forceps, graspers, punches,      Shutt(R)
and Accessories       probes, sterilization cases      Concept(R)
                      and other general instruments    TractionTower(R)
                      for arthroscopic procedures.

Powered Surgical Instruments

      Powered surgical instruments are used to perform orthopedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming and are driven by electric, battery or pneumatic power. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reuse items (e.g., burs, saw blades, drills and reamers). Powered instruments are generally categorized as either small bone, large bone or specialty powered instruments. Specialty powered instruments include surgical applications such as spine, neurosurgery, otolaryngology (ENT), oral/maxillofacial surgery, and cardiothoracic surgery.

      Our line of powered instruments is sold principally under the Hall(R) Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, otolaryngologic, neurological, spine and cardiothoracic surgeries. Large bone, neurosurgical, spine and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physician offices. Our Linvatec subsidiary has devoted substantial resources to developing a new technology base for large bone, small bone, arthroscopic, neurosurgical, spine and otolaryngological instruments that can be easily adapted and modified for new procedures.

      Our powered instruments line also includes our recently introduced PowerPro(R) Battery System, which is a full function orthopedic power system specifically designed to meet the requirements of most orthopedic applications. The PowerPro(R) Battery System has a SureCharge(TM) option that allows the user to sterilize the battery before it is charged. This ensures that the battery will be fully charged when delivered to the operating room, unlike other battery systems currently available on the market. The PowerPro(R) uses a process we invented for maintaining sterility during the charging process, thus avoiding the loss of battery charge during sterilization, which frequently results in competing battery systems during sterilization.

                          Powered Surgical Instruments
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Large Bone            Powered saws, drills and         Hall(R) Surgical
                      related disposable accessories   MaxiDriver(TM)
                      for use primarily in total       VersiPower(R) Plus
                      knee and hip joint               Series 4(R)
                      replacements and trauma          PowerPro(R)
                      surgical procedures.             Advantage(TM)
                                                       SureCharge(TM)

Small Bone            Powered saws, drills and         Hall(R)Surgical
                      related disposable accessories   E9000(R)
                      for small bones and joint        MiniDriver(TM)
                      surgical procedures.             MicroChoice(R)
                                                       Micro 100(TM)
                                                       Advantage(TM)

                          Powered Surgical Instruments
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Otolaryngology        Specialty powered saws, drills   Hall(R)Surgical
Neurosurgery          and related disposable           E9000(R)
Spine                 accessories for use in           UltraPower(R)
                      neurosurgery, spine, and         Hall Osteon(R)
                      otolaryngologic procedures.      Hall Ototome(R)

Cardiothoracic        Powered sternum saws, drills,    Hall(R) Surgical
Oral/maxillofacial    and related disposable           E9000(R)
                      accessories for use by           UltraPower(R)
                      cardiothoracic and               Micro 100(TM)
                      oral/maxillofacial surgeons.     VersiPower(R) Plus

Electrosurgery

         Electrosurgery is the technique of using a high-frequency electric current which, when applied to tissue through special instruments, can be used to cut tissue, coagulate, or cut and coagulate simultaneously. Radio frequency ("RF") is the form of high frequency electric current that is used in electrosurgery. An electrosurgical system consists of a generator, an active electrode in the form of a cautery pencil or other instrument which the surgeon uses to apply the current from the generator to the target tissue and a ground pad to safely return the current to the generator. Electrosurgery is routinely used in most forms of surgery, including general, dermatologic, thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and other endoscopic procedures.

         Our electrosurgical products include electrosurgical pencils and blades, ground pads, generators, the argon-beam coagulation system (ABC(R)), and related disposable products. ABC(R) technology is a special method of electrosurgery, which allows a faster and more complete coagulation of many tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the electrical current travels in a beam of ionized argon gas, allowing the current to be dispersed onto the bleeding tissue without the instrument touching the tissue. Clinicians have reported notable benefits of ABC(R) over traditional electrosurgical coagulation in certain clinical situations, including open-heart; liver, spleen and trauma surgery.

                                 Electrosurgery
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Pencils               Disposable and reusable          Hand-trol(R)
                      instruments designed to          Gold Line(R)
                      deliver high-frequency           Clear Vac(R)
                      electric current to cut and/or
                      coagulate tissue.

Ground Pads           Disposable ground pads to        Macrolyte(R)
                      safely return the current to     Bio-gard(R)
                      the generator; available in      SureFit(R)
                      adult, pediatric and infant
                      sizes.

                                 Electrosurgery
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Blades                Surgical blades and accessory    Ultra Clean(TM)
                      electrodes that use a
                      proprietary coating to
                      eliminate tissue buildup on
                      the blade during surgery.

Generators            Monopolar and bipolar            EXCALIBUR Plus PC(R)
                      generators for surgical          SABRE(R)
                      procedures performed in a        System 5000(R)
                      hospital, physician's office     System 2500(R)
                      or clinic setting.               Hyfrecator(R) 2000

Argon Beam            Specialized electrosurgical      ABC(R)
Coagulation           generators, disposable hand      Beamer Plus(R)
Systems               pieces and ground pads for       System 7500(R)
                      enhanced non-contact             ABC Flex(R)
                      coagulation of tissue.

Patient Care

      We manufacture a variety of patient care products for use in monitoring cardiac rhythms, wound care management and IV therapy. These products include ECG electrodes and cables, wound dressings and catheter stabilization dressings. Our patient care product lines also include disposable surgical suction instruments and connecting tubing. The majority of our sales in this category are derived from the sale of ECG electrodes and surgical suction instruments and tubing. Although wound management and intravenous therapy product sales are comparatively small, the application of these products in the operating room complements our surgical product offerings.

                             Patient Care Products
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

ECG Monitoring        Line of disposable electrodes,   CONMED(R)
                      monitoring cables, lead wire     Ultratrace(R)
                      products and accessories         Cleartrace(R)
                      designed to transmit ECG
                      signals from the heart to an
                      ECG monitor or recorder.

Wound Care            Disposable transparent wound     ClearSite(R)
                      dressings comprising             Hydrogauze(R)
                      proprietary hydrogel; able to    SportPatch(TM)
                      absorb 2 1/2 times its weight
                      in wound exudate.

Patient Positioners   Products that properly and       Airsoft(TM)
                      safely position patients while
                      in surgery.

Surgical Suction      Disposable surgical suction      CONMED(R)
Instruments and       instruments and connecting
Tubing                tubing, including Yankauer,
                      Poole, Frazier and
                      Sigmoidoscopic
                      instrumentation, for use by
                      physicians in the majority of
                      open surgical procedures.

                             Patient Care Products
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Intravenous Therapy   Disposable IV drip rate          VENI-GARD(R)
                      gravity controller and           MasterFlow(R)
                      disposable catheter              Stat 2(R)
                      stabilization dressing
                      designed to hold and secure an
                      IV needle or catheter for use
                      in IV therapy.

Defibrillator Pads    Stimulation electrodes for use   PadPro(TM)
and Accessories       in emergency cardiac response
                      and for conduction studies of
                      the heart.

Endoscopy

      Endoscopic surgery (also called Laparoscopic surgery) is surgery performed without a major incision, which results in less trauma for the patient and produces important cost savings as a result of reduced hospitalization and therapy. Endoscopic surgery is performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During a procedure, devices called "trocars" are used to puncture the abdominal wall and then are removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for camera systems and surgical instruments. Some of our endoscopic instruments are "reposable", which means that the instrument has a disposable and a reusable component.

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

                                   Endoscopy
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Trocars               Disposable and reposable         Finesse(R)
                      devices used to puncture the     Reflex(R)
                      abdominal wall to provide        Detach a Port(R)
                      access to the abdominal cavity
                      for camera systems and
                      instruments.

Multi-functional      Instruments for cutting and      Universal(TM)
Electrosurgery and    coagulating tissue by            Universal Plus(TM)
Suction/Irrigation    delivering high-frequency        FloVac(R)
instruments           current. Instruments that
                      deliver irrigating fluid to
                      the tissue and remove blood
                      and fluids from the internal
                      operating field.

                                   Endoscopy
--------------------------------------------------------------------------------
Product                        Description             Brand Name
--------------------------------------------------------------------------------

Clip Appliers         Disposable devices for           Reflex(R)
                      ligating blood vessels and
                      ducts by placing a titanium
                      clip on the vessel

Laparoscopic          Scissors, graspers               Detach a Tip(R)
Instruments

Skin Staplers         Disposable devices that place    Reflex(R)
                      surgical staples to close a
                      surgical incision.

Microlaparoscopy      Small laparoscopes and           MicroLap(R)
scopes and            instruments for doing surgery
instruments           through very small incisions.

Marketing

      In the United States, most of our products are marketed directly to more than 6,000 hospitals, and to surgeons and other health care facilities.

      A substantial portion of our sales are to customers affiliated with GPOs, IHNs, other large national or regional accounts, the Veterans Administration and other hospitals operated by the Federal government. For hospital inventory management purposes, certain of our customers prefer to purchase our products through independent third-party medical product distributors.

      In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

o 180 sales representatives selling arthroscopy and orthopedic powered surgical instrument products, including 90 employee sales representatives and 90 sales professionals employed by eight sales agent groups.

o     60 employee sales representatives selling electrosurgery products.

o     30 employee sales representatives selling endoscopy products.

o     30 employee sales representatives selling patient care products.

      Each employee sales representative has a defined geographic area and is compensated on a commission basis or through a combination of salary and commission. The sales force is supervised and supported by area directors. Sales agent groups are used in the eight largest metropolitan areas of the United States to sell our orthopedic products in their geographic territories. All of these sales agent groups, except one, sell CONMED products exclusively. None stock product for resale to customers as we ship product directly to customers and carry the receivable for that group. The sales agent groups are all paid a commission for sales made to customers in their exclusive geographic areas. Home office sales and marketing management provide the overall direction for the sales of our products.

      We also have a corporate sales department that is responsible for interacting with GPOs and IHNs. We have contracts with many such organizations and believe that the lack of any individual group purchasing contract will not adversely impact our competitiveness in the marketplace. Our sales professionals are required to work closely with distributors where applicable and to maintain close relationships with end-users.

      The sale of our products is accompanied by initial and ongoing in-service training of the end user. Our sales professionals are trained in the technical aspects of our products and their uses and the procedures in which they are used. Our sales professionals, in turn, provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

      Our international sales accounted for approximately 29% of total revenues in 2002. Products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or with direct sales efforts. We distribute our products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, France, Germany, Korea, Spain and the United Kingdom. In these countries, our sales are denominated in the local currency. In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

      We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

Manufacturing

      We manufacture most of our products and assemble them primarily from components we produce. We believe our vertically integrated manufacturing process allows us to provide quality products and generate manufacturing efficiencies by purchasing raw materials for our disposable products in bulk. We also believe that our manufacturing capabilities allow us to contain costs, control quality and maintain security of proprietary processes. We use various manual and automated equipment for fabrication and assembly of our products and are continuing to further automate our facilities.

      We use a variety of raw materials in our manufacturing processes. We work to maintain multiple suppliers for each of our raw materials and components. None of our critical raw materials are sourced from a single supplier.

      All of our products are classified as medical devices subject to regulation by the Food and Drug Administration. As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with its Quality System Regulations. Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval and requirements for foreign approvals may differ from FDA requirements.

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

Research and Development Activities

      During the years ended December 31, 2000, 2001 and 2002, we spent approximately $14.9 million, $14.8 million and $16.1 million for research and development. Our research and development department has 117 employees.

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

Competition

      The market for our products is highly competitive and our customers have numerous alternatives of supply. Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others. In addition, many of our competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Because our customers are not bound by long-term supply arrangements with us, we may not be able to shift our production to other products following a loss of customers to our competitors.

      The following chart identifies our principal competitors in each of our key business areas:

      Business Area                       Competitor
      -------------                       ----------

      Arthroscopy                         Smith & Nephew plc
                                          Arthrex
                                          Stryker Corporation
                                          Arthrocare
                                          Johnson & Johnson's Mitek division

      Powered Surgical                    Stryker Corporation
      Instruments                         Medtronic, Inc.'s Midas Rex and
                                          Xomed divisions
                                          Anspach

      Electrosurgery                      Tyco International Ltd.'s Valleylab
                                             division
                                          3M Company
                                          ERBE Elektromedizin GmbH

      Patient Care                        Tyco International Ltd.'s Kendall
                                             division
                                          3M Company

      Endoscopy                           Tyco International Ltd.'s U.S.
                                            Surgical division
                                          Johnson & Johnson's Ethicon
                                            division

      We believe that product design, development and improvement, customer acceptance, marketing strategy, customer service and price are critical elements to compete in our industry. Other alternatives, such as medical procedures or pharmaceuticals, could at some point prove to be interchangeable alternatives to our products.

Government Regulation

      Most if not all of our products are classified as medical devices subject to regulation by the Food and Drug Administration. Our new products generally require FDA clearance under a procedure known as 510(k) premarketing notification. A 510(k) premarketing notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. Some products have been continuously produced, marketed and sold since May 1976 and require no 510(k) premarketing clearance. Our products generally are either Class I or Class II products with the FDA, meaning that our products must meet certain FDA standards and are subject to the 510(k) premarketing notification clearance discussed above, but are not required to be approved by the FDA. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

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

      As a manufacturer of medical devices, our manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to ensure compliance with Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820. Many of our products are subject to industry-set standards. Industry standards relating to our products are generally formulated by committees of the Association for the Advancement of Medical Instrumentation. We believe that our products presently meet applicable standards in all material respects. We market our products in a number of foreign markets. Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. We believe that our products currently meet applicable standards for the countries in which they are marketed.

      We are subject to product recall and have made product recalls in the past. No recall has had a material effect on our financial condition, but there can be no assurance regulatory issues may not have a material adverse effect in the future.

      Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations could have an adverse effect on our financial condition or results of operations.

Employees

      As of December 31, 2002, we had 2,541 full-time employees, of whom 1,703 were in manufacturing, 117 in research and development, and the balance were in sales, marketing, executive and administrative positions. None of our employees are represented by a union, and we consider our employee relations to be excellent. We have never experienced any strikes or work stoppages.

Risk Factors

      An investment in our common stock involves a high degree of risk. Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See "Item 1: Business -- Forward Looking Statements" relating to certain forward-looking statements in this Form 10-K.

      Our financial performance is subject to the risk of business acquisitions, including the effects of increased borrowing and the integration of businesses.

      A key element of our business strategy has been to expand through acquisitions and we may seek to pursue additional acquisitions in the future. Our success is dependent in part upon our ability to integrate acquired companies or product lines into our existing operations. We may not have sufficient management and other resources to accomplish the integration of our past and future acquisitions and implementing our acquisition strategy may strain our relationship with customers, suppliers, distributors, manufacturing personnel or others. There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms. In addition, while we are generally entitled to customary indemnification from sellers of businesses for any difficulties that may have arisen prior to our acquisition of each business, acquisitions may involve exposure to unknown liabilities and the amount and time for claiming under these indemnification provisions is often limited. As a result, our financial performance is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses.

      Failure to comply with regulatory requirements could result in recalls, fines or materially adverse implications.

      All of our products are classified as medical devices subject to regulation by the Food and Drug Administration. As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations. Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign approvals may differ from FDA requirements. Failure to comply with applicable domestic and/or foreign requirements can result in:

      o     fines or other enforcement actions;

      o     recall or seizure of products;

      o     total or partial suspension of production;

      o     withdrawal of existing product approvals or clearances;

      o     refusal to approve or clear new applications or notices;

      o     increased quality control costs; or

      o     criminal prosecution.

      The failure to comply with Quality System Regulations and applicable foreign regulations could have a material adverse effect on our business, financial condition or results of operations.

      If we are not able to manufacture products in compliance with regulatory standards, we may decide to cease manufacture of those products and may be subject to product recall.

      In addition to the Quality System Regulations, many of our products are also subject to industry-set standards. We may not be able to comply with these regulations and standards due to deficiencies in component parts or our manufacturing processes. If we are not able to comply with the Quality System Regulations or industry-set standards, we may not be able to fill customer orders and we may decide to cease production of non-compliant products. Failure to produce products could affect our profit margins and could lead to loss of customers.

      Our products are subject to product recall and product recalls have been made in the past. Although no recall has had a material adverse effect on our business, financial condition or results of operations, we cannot assure you that regulatory issues will not have a material adverse effect in the future or that product recall will not harm our reputation and our relationships with our customers.

      The highly competitive market for our products may create adverse pricing pressures.

      The market for our products is highly competitive and our customers have numerous alternatives of supply. Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others. In addition, many of our competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues. Because our customers are not bound by long-term supply arrangements with us, we may not be able to shift our production to other products following a loss of customers to our competitors, leading to an accompanying adverse effect on our profitability. See "Business -- Competition" for a further discussion of these competitive forces.

      Factors that could lead our customers to choose products offered by our competitors include:

      o     changes in surgeon preferences;

      o increases or decreases in health care spending related to medical devices;

      o our inability to furnish products to them, such as a result of product recall or back-order;

      o the introduction by competitors of new products or new features to existing products;

      o     the introduction by competitors of alternative surgical technology;
            and

      o advances in surgical procedures and discoveries or developments in the health care industry.

      Cost reduction efforts in the health care industry could put pressures on our prices and margins.

      In recent years, the health care industry has undergone significant change driven by various efforts to reduce costs, including efforts at national health care reform, trends toward managed care, cuts in Medicare, consolidation of health care distribution companies and collective purchasing arrangements by GPOs, and IHNs. Demand and prices for our products may be adversely affected by these trends.

      We may not be able to keep pace with technological change or to successfully develop new products with wide market acceptance, which could cause us to lose business to competitors.

      The market for our products is characterized by rapidly changing technology. Our future financial performance will depend in part on our ability to develop and manufacture new products on a cost-effective basis, to introduce them to the market on a timely basis, and to have them accepted by surgeons.

      We may not be able to keep pace with technology or to develop viable new products. Factors which could cause delay in releasing new products or even cancellation of our plans to produce and market these new products include:

      o     research and development delays;

      o     delays in securing regulatory approvals; or

      o changes in the competitive landscape, including the emergence of alternative products or solutions which reduce or eliminate the markets for pending products.

      Our new products may fail to achieve expected levels of market acceptance.

      Any new products we launch may fail to achieve market acceptance. The degree of market acceptance of any of our products will depend on a number of factors, including:

      o our ability to develop and introduce new products and product enhancements in the time frames we currently estimate;

      o     our ability to successfully implement new technologies;

      o the market's readiness to accept new products, such as our PowerPro(R) Battery System;

      o having adequate financial and technological resources for future product development and promotion;

      o     the efficacy of our products; and

      o the prices of our products compared to the prices of our competitors' products.

      If our new products do not achieve market acceptance, we may be unable to recoup our investments and may lose business to competitors.

      In addition, some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See "Business--Competition" for a further discussion of these competitive forces.

      Our credit agreement contains covenants that may limit our flexibility or prevent us from taking actions.

      Our credit agreement contains, and future credit facilities are expected to contain, certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

      o     incur indebtedness;

      o     make prepayments of certain indebtedness;

      o     make investments;

      o     engage in transactions with affiliates;

      o     pay dividends;

      o     sell assets; and

      o     pursue acquisitions.

      These covenants may prevent us from pursuing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our ability to comply with such provisions may be affected by events beyond our control. In the event of any default under our credit agreement, the credit agreement lenders could elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable. If we were unable to repay such borrowings, the credit agreement lenders could proceed against the collateral securing the credit agreement, which consists of substantially all of our property and assets, except for our accounts receivable and related rights which are sold in connection with the accounts receivable sales agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the accounts receivable sales agreement.

      Our substantial leverage and debt service requirements may force us to adopt alternative business strategies.

      We have indebtedness that is substantial in relation to our shareholders' equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations. As of December 31, 2002, we had $257.4 million of debt outstanding, representing 40% of total capitalization and which does not include the $37 million of receivables sold to a conduit purchaser under the accounts receivable sales agreement described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

      The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

      o a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions, dividends and other purposes;

      o our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited or impaired, or may be at higher interest rates;

      o we may be at a competitive disadvantage when compared to competitors that are less leveraged;

      o we may be hindered in our ability to adjust rapidly to market conditions;

      o our degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse circumstances applicable to us; and

      o our interest expense could increase if interest rates in general increase because some of our borrowings, including our borrowings under our credit agreement, are and will continue to be at variable rates of interest.

      We may not be able to generate sufficient cash to service our indebtedness, which could require us to reduce our expenditures, sell assets, restructure our indebtedness or seek additional equity capital.

      Our ability to satisfy our obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We may not have sufficient cash flow available to enable us to meet our obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure you that any of these strategies could be implemented on terms acceptable to us, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of our indebtedness and its implications.

      We may be unable to continue to sell our accounts receivable, which could require us to seek alternative sources of financing.

      Under our accounts receivable sales agreement, there are certain statistical ratios which must be maintained relating to the pool of receivables in order for us to continue selling to the conduit. These ratios relate to sales dilution and losses on accounts receivable. If new accounts receivable arising in the normal course of business do not qualify for sale or the conduit purchaser otherwise ceases its purchase of our receivables, we would need to access alternate sources of working capital, which could be more expensive or difficult to obtain. Our receivables agreement also requires us to enter into a liquidity agreement with certain banks under which the banks agree to commit to fund the conduit's purchase of our accounts receivable in the event that the conduit is unable to fund such purchases through the sale of commercial paper. These liquidity agreements are typically for a period of 364 days which requires us to renew our liquidity agreements on an annual basis. In the event we were unable to renew our liquidity agreement, we would need to access alternate sources of working capital which could be more expensive or difficult to obtain.

      The loss or invalidity of our patents may reduce our competitive advantage.

      Much of the technology used in the markets in which we compete is covered by patents. We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2003 through 2020 and have additional patent applications pending. See "Business -- Research and Development Activities" for a further description of our patents. The loss of our patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. Also, our competitors may allege that our products infringe their patents, leading to voluntary or involuntary loss of sales from those products. In addition, the cost to prosecute infringements of our patents or the cost to defend our products against patent infringement actions by others could be substantial. We cannot assure you that:

      o     pending patent applications will result in issued patents,

      o patents issued to or licensed by us will not be challenged by competitors,

      o our patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage, or

      o we will be successful in defending against pending or future patent infringement claims asserted against our products.

      Ordering patterns of our customers may change resulting in reductions in sales.

      Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand. Likewise, our health care distributor customers purchase our products for ultimate resale to health care providers in quantities sufficient to meet the anticipated requirements of the distributors' customers. Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us. This could cause a reduction in our sales in a financial accounting period.

      Our significant international operations subject us to risks associated with operating in foreign countries.

      A portion of our operations are conducted outside the United States. About 29% of our 2002 net sales constituted foreign sales. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including:

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

      o     reliance on third parties to distribute our products;

      o     hyperinflation in certain foreign countries; and

      o imposition or increase of investment and other restrictions by foreign governments.

      We cannot assure you that such risks will not have a material adverse effect on our business and results of operations.

      We can be sued for producing defective products and our insurance coverage may be insufficient to cover the nature and amount of any product liability claims.

      The nature of our products as medical devices and today's litigious environment should be regarded as potential risks that could significantly and adversely affect our financial condition and results of operations. The insurance we maintain to protect against claims associated with the use of our products may not adequately cover the amount or nature of any claim asserted against us and we are exposed to the risk that our claims may be excluded and that our insurers may become insolvent or that premiums may increase substantially. See "Item 3: Legal Proceedings" for a further discussion of the risk of product liability actions and our insurance coverage.

Item 2. Properties

Facilities

      The following table provides information regarding our primary manufacturing and administrative facilities. We believe our facilities are adequate in terms of space and suitability for our needs over the next several years.

                                                                      Lease
Location                             Square Feet   Own or Lease     Expiration
----------------------------------   -----------   ------------   --------------

Utica, NY (two facilities)               650,000       Own              _
Largo, FL                                278,000       Own              _
Rome, NY                                 120,000       Own              _
Centennial, CO                            65,000       Own              _
El Paso, TX                               29,000      Lease         April 2004
Juarez, Mexico                            25,000      Lease       December 2004
Santa Barbara, CA                         18,000      Lease       December 2003
Anaheim, CA                               14,000      Lease        August 2012
Montreal, Quebec                           7,200      Lease         March 2009
Portland, OR                               6,600      Lease       September 2005

Item 3. Legal Proceedings

      From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims, the costs associated with claims, especially claims not covered by insurance, will not have a material adverse effect on our future performance.

      Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we, based on our experience, believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available in the future at a reasonable cost to us.

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

      As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", on March 10, 2003 we settled a contractual dispute with Bristol-Myers Squibb Company and Zimmer, Inc.; on March 11, 2003 we settled a patent infringement case filed by Ludlow Corporation, a subsidiary of Tyco International Ltd.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market (symbol - CNMD). At December 31, 2002, there were 1,165 registered holders of our common stock and approximately 6,000 accounts held in "street name".

      The following table shows the high-low last sales prices for the years ended December 31, 2001 and 2002, as reported by the Nasdaq Stock Market. These sales prices have been adjusted for a three-for-two split of our common stock effected in the form of a common stock dividend and paid on September 7, 2001 to shareholders of record on August 21, 2001.

                                                                     2001
                                                             -------------------
Period                                                        High         Low
                                                             ------       ------
First Quarter                                                $15.92       $10.83

Second Quarter                                                18.00        13.08

Third Quarter                                                 21.21        15.73

Fourth Quarter                                                21.01        16.53

                                                                     2002
                                                             -------------------
Period                                                        High         Low
                                                             ------       ------
First Quarter                                                $25.00       $19.29

Second Quarter                                                27.00        22.25

Third Quarter                                                 22.72        15.60

Fourth Quarter                                                21.52        18.10

      We did not pay cash dividends on our common stock during 2001 and 2002. Our Board of Directors presently intends to retain future earnings to finance the development of our business and does not intend to declare cash dividends. Should this policy change, the declaration of dividends will be determined by the Board in light of conditions then existing, including our financial requirements and condition and the limitation on the declaration and payment of cash dividends contained in debt agreements.

      Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth in the section captioned "Stock Option Plans" in CONMED Corporation's definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be held on May 20, 2003 and all such information is incorporated herein by reference.

Item 6.  Selected Financial Data

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                        Years Ended December 31,
                                         -----------------------------------------------------
                                           1998        1999       2000       2001       2002
 Statements of Operations Data (1):
      Net sales                          $339,270    $376,226   $395,873   $428,722   $453,062
      Cost of sales (2)                   169,599     178,480    188,223    204,374    215,891
      Selling and administrative
       expense (3)                         96,475     110,842    128,316    140,560    141,735
      Research and development expense     12,029      12,108     14,870     14,830     16,087
                                         --------    --------   --------   --------   --------
    Income from operations                 61,167      74,796     64,464     68,958     79,349
    Interest expense, net                  30,891      32,360     34,286     30,824     24,513
                                         --------    --------   --------   --------   --------
      Income before income taxes
        and extraordinary loss             30,276      42,436     30,178     38,134     54,836
      Provision for income taxes           10,899      15,277     10,864     13,728     19,741
                                         --------    --------   --------   --------   --------
      Income before
        extraordinary loss (4)             19,377      27,159     19,314     24,406     35,095
      Extraordinary loss,
        net of income taxes (5)            (1,569)         --         --          --      (944)
                                         --------    --------   --------   --------   --------
    Net income (4)                       $ 17,808    $ 27,159   $ 19,314   $ 24,406   $ 34,151
                                         ========    ========   ========   ========   ========

 Earnings Per Share Before
 Extraordinary Loss:
      Basic                              $   0.86    $   1.19   $   0.84   $   1.02   $   1.28
                                         ========    ========   ========   ========   ========
      Basic adjusted for SFAS 142        $   1.07    $   1.41   $   1.08   $   1.25
                                         ========    ========   ========   ========

      Diluted                            $   0.84    $   1.17   $   0.83   $   1.00   $   1.26
                                         ========    ========   ========   ========   ========
      Diluted adjusted for SFAS 142      $   1.05    $   1.39   $   1.07   $   1.23
                                         ========    ========   ========   ========

 Earnings Per Share:
      Basic                              $   0.79    $   1.19   $   0.84   $   1.02   $   1.25
                                         ========    ========   ========   ========   ========
      Basic adjusted for SFAS 142        $   1.00    $   1.41   $   1.08   $   1.25
                                         ========    ========   ========   ========

      Diluted                            $   0.77    $   1.17   $   0.83   $   1.00   $   1.23
                                         ========    ========   ========   ========   ========
      Diluted adjusted for SFAS 142      $   0.98    $   1.39   $   1.07   $   1.23
                                         ========    ========   ========   ========

 Weighted Average Number of Common
 Shares In Calculating:
      Basic earnings per share             22,628      22,862     22,967     24,045     27,337
                                         ========    ========   ========   ========   ========
      Diluted earnings  per share          22,982      23,145     23,271     24,401     27,827
                                         ========    ========   ========   ========   ========

 Other Financial Data:
      Depreciation and amortization      $ 23,601    $ 26,291   $ 29,487   $ 30,148   $ 22,370
      Capital expenditures                 12,924       9,352     14,050     14,443     13,384
      Ratio of earnings to
        fixed charges (6)                    1.95        2.27       1.85       2.20       3.18

                                                               December 31,
                                         -----------------------------------------------------
                                           1998        1999       2000       2001       2002
 Balance Sheet Data:
      Cash and cash equivalents          $  5,906    $  3,747   $  3,470   $  1,402   $  5,626
      Total assets                        628,784     662,161    679,571    701,608    742,140
      Long-term debt (including
        current portion)                  384,872     394,669    378,748    335,929    257,387
      Total shareholders' equity          182,168     211,261    230,603    283,634    386,939

(1) Includes, based on the purchase method of accounting, the results of (i) the arthroscopy business line acquired from 3M Company from November 1998;
      (ii) the powered instrument business acquired from 3M Company from August 1999; (iii) the minimally invasive surgical businesses acquired from Imagyn Medical Technologies, Inc. from November 2000 and July 2001;
      (iv) the businesses acquired in March and July 2002 related to our Patient Care and Endoscopy product lines; (v) the businesses acquired in October and November 2002 engaged in the design, manufacture and installation of integrated operating room systems and related equipment; in each such case from the date of acquisition.

(2) Includes for 1998, $3.0 million of incremental expense related to the excess of the fair value at the acquisition date of Linvatec inventory over the cost to produce; includes for 1999, $1.6 million of incremental expense related to the excess of the fair value at the acquisition date over the cost to produce inventory related to the powered instrument business acquired from 3M; includes for 2001, $1.6 million of transition expenses related to the July 2001 acquisition from Imagyn.

(3) Included in selling and administrative expense for 1999, a $1.3 million benefit related to a previously recorded litigation accrual which was settled on favorable terms. Included in selling and administrative expense for 2000, a severance charge of $1.5 million related to the restructuring of our arthroscopy sales force. Included in selling and administrative expense for 2002, a $2.0 million charge related to the settlement of a patent infringement case.

(4) Effective January 1, 2002, the provisions of SFAS 142 were adopted relative to the cessation of amortization for goodwill and certain intangibles. Had we accounted for goodwill and certain intangibles in accordance with SFAS 142 for all periods presented, income before extraordinary loss would have been $24,153 in 1998, $32,227 in 1999, $24,889 in 2000 and $30,058 in 2001; net income would have been $22,584 in 1998, $32,227 in 1999, $24,889 in 2000 and $30,058 in 2001.

(5) In March 1998 and August 2002, we recorded extraordinary losses of $1.6 million and $.9 million, respectively, related to the write-off of deferred financing fees on the early extinguishment of debt.

(6) The ratio of earnings to fixed charges is calculated by dividing fixed charges into income before income taxes and extraordinary items plus fixed charges. Fixed charges include interest expense, amortization of deferred financing fees and the estimated interest component of rent expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with Selected Financial Data (Item 6) and our consolidated financial statements, which are included elsewhere in this Form 10-K.

General

     CONMED Corporation is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, ENT, neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers and a full line of ECG electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and intensive care unit service managers. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

Critical Accounting Estimates

      Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.

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

      o Product returns are only accepted at the discretion of the Company and in keeping with our "Returned Goods Policy". Product returns have not been significant historically. We accrue for sales returns, rebates and allowances based upon analysis of historical data.

      o The terms of the Company's sales to customers do not involve any obligations for the Company to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment.

      o Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs of $8.1 million, $8.6 million and $7.5 million for the years ended 2000, 2001 and 2002, respectively are included in selling and administrative expense.

      o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $.9 million at December 31, 2002 is adequate to provide for any probable losses from accounts receivable.

Business Acquisitions

      We completed acquisitions in 2002 with purchase prices totaling approximately $17.4 million and have a history of growth through acquisitions. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $262.4 million and other intangible assets of $180.3 million at December 31, 2002.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets which continue to be subject to amortization are also evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining period of amortization. An intangible asset is determined to be impaired when estimated future cash flows indicate the carrying amount of the asset may not be recoverable. Although no goodwill or other intangible asset impairment has been recorded to date, there can be no assurances that future impairment will not occur. (See Note 2 and Note 5 to the consolidated financial statements).

Pension Plans

      We sponsor defined benefit pension plans for the Company and its subsidiaries. Major assumptions used in the accounting for these plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans' measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

      Lower market interest rates and plan asset returns have resulted in declines in pension plan asset performance and funded status. The discount rate was lowered from 7.0% to 6.75% reflecting current economic conditions. Pension expense in 2003 is expected to be negatively impacted by these changes. See Note 10 to the consolidated financial statements for further discussion.

Income Taxes

      The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is $11.0 million at December 31, 2002. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

      In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period that such determination was made. See Note 7 to the consolidated financial statements for further discussion.

Results of Operations

2002 Compared to 2001

      The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2001       2002
                                                            -----      -----
Net sales .............................................     100.0%     100.0%
Cost of sales .........................................      47.7       47.7
                                                            -----      -----
   Gross margin .......................................      52.3       52.3
Selling and administrative expense ....................      32.8       31.3
Research and development expense ......................       3.5        3.6
                                                            -----      -----
   Income from operations .............................      16.0       17.4
Interest expense, net .................................       7.2        5.4
                                                            -----      -----
   Income before income taxes
     and extraordinary loss ...........................       8.8       12.0
Provision for income taxes ............................       3.1        4.3
                                                            -----      -----

   Income before extraordinary loss ...................       5.7%       7.7%
                                                            =====      =====

      Sales for 2002 were $453.1 million, an increase of 5.7% compared to sales of $428.7 million in 2001. Excluding our acquisition of certain product lines from Imagyn in July 2001 (the "second Imagyn acquisition") and adjusting for constant foreign currency exchange rates, sales would have grown by approximately 2.3%.

      o Sales in our orthopedic businesses grew 2.3% to $276.2 million in 2002 from $269.9 million in 2001. Adjusted for constant foreign currency exchange rates, orthopedic sales growth in 2002 would have been approximately 1.6% compared with 2001, as the value of the Euro strengthened in comparison with the dollar.

      o Arthroscopy sales, which represented approximately 58.6% of total 2002 orthopedic revenues, grew 4.0% in 2002 to $161.9 million from $155.6 million in 2001, on strength in sales of disposable products and video equipment.

      o Powered surgical instrument sales, which represented approximately 41.4% of total 2002 orthopedic revenues, remained flat at $114.3 million in 2002 and 2001. We believe the weakness in sales in the powered surgical instrument product line was a result of our aging battery-powered product offering which was replaced in March 2002 with our new PowerPro(R)battery-powered instrument product line. We believe that once PowerPro(R)becomes established in the marketplace, it will enable us to resume overall growth in powered surgical instrument sales. Additionally, during 2002 we entered into a distribution agreement with DePuy Orthopaedics, ("DePuy"), a Johnson & Johnson Company, which will enable the DePuy sales force to also sell PowerPro(R)which should aid sales growth in this product line.

      o Patient care sales for 2002 were $69.7 million, a .9% increase from $69.1 million in 2001 as modest increases in sales of our ECG and other patient care product lines more than offset declines in sales of our surgical suction product lines which continue to face significant competition and pricing pressures.

      o Electrosurgery sales for 2002 were $69.7 million, an increase of 4.2% from $66.9 million in 2001, driven by increases in disposable product sales.

      o Endoscopy sales for 2002 were $36.8 million, an increase of 61.4% from $22.8 million in 2001. Excluding the impact of the second Imagyn acquisition in July 2001, as described in Note 2 to our consolidated financial statements, the increase in endoscopy sales was approximately 7.0%.

      o Integrated operating room systems sales for 2002 were $.7 million as a result of two acquisitions discussed in Note 2 to our conso-lidated financial statements.

      Cost of sales increased to $215.9 million in 2002 compared to $204.4 million in 2001, primarily as a result of the increased sales volumes described above. As discussed in Notes 2 and 12 to our consolidated financial statements, during 2001, we incurred various non-recurring charges in connection with the July 2001 Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled approximately $1.6 million and are included in cost of sales. Excluding the impact of these non-recurring expenses, cost of sales for 2001 was $202.8 million. Gross margin percentage for 2001, excluding the Imagyn-related charges, was 52.7%, slightly better than the 52.3%, experienced in 2002. The decrease in gross margin percentage in 2002 is a result of sales of sample PowerPro(R) product to the DePuy sales force, pursuant to a distribution agreement as discussed above, which were at gross margins lower than the margins realized for units sold to end-user customers, as well as certain unfavorable production variances experienced in 2002.

      Selling and administrative expense increased to $141.7 million in 2002 as compared to $140.6 million in 2001. As a percentage of sales, selling and administrative expense totaled 31.3% in 2002 compared to 32.8% in 2001. During 2002, selling and administrative expense decreased by approximately $8.8 million, before income taxes, as a result of the adoption of SFAS 142. As discussed in Note 12 to the consolidated financial statements, we settled a patent infringement case which resulted in a fourth quarter 2002 charge to selling and administrative expense of $2.0 million, before income taxes. Excluding the impacts of the adoption of SFAS 142 and the patent litigation charge, selling and administrative expense in 2002 would have been approximately $148.5 million or 32.8% as a percentage of sales, the same as in 2001.

      Research and development expense totaled $16.1 million in 2002 compared to $14.8 million in 2001. This increase represents continued research and development efforts primarily focused on product development in the electrosurgery and orthopedic product lines. As a percentage of sales, research and development was 3.6%, consistent with 3.5% in 2001.

      Interest expense in 2002 was $24.5 million compared to $30.8 million in 2001. The decrease in interest expense is primarily a result of lower total borrowings outstanding during 2002 as compared to the same period a year ago, as borrowings have declined to $257.4 million at December 31, 2002 as compared to $335.9 million at December 31, 2001. The weighted average interest rates on our borrowings increased slightly to 6.93% at December 31, 2002 as compared to 6.31% at December 31, 2001 as borrowings under our senior credit facility were reduced while borrowings under our Senior Subordinated Notes remained at $130 million.

      During 2002, we terminated our former senior credit agreement and entered into a new senior credit agreement. Accordingly, we recorded an extraordinary charge on the early extinguishment of debt, of approximately $.9 million, net of income taxes, to write-off the remaining unamortized deferred financing costs associated with the approximately three years remaining on the old senior credit agreement.

2001 Compared to 2000

      The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                                         Year Ended December 31,
                                                         -----------------------
                                                             2000       2001
                                                            -----      -----
Net sales .............................................     100.0%     100.0%
Cost of sales .........................................      47.5       47.7
                                                            -----      -----
   Gross margin .......................................      52.5       52.3
Selling and administrative expense ....................      32.4       32.8
Research and development expense ......................       3.8        3.5
                                                            -----      -----

   Income from operations .............................      16.3       16.0
Interest expense, net .................................       8.7        7.2
                                                            -----      -----
   Income before income taxes .........................       7.6        8.8
Provision for income taxes ............................       2.7        3.1
                                                            -----      -----
   Net income .........................................       4.9%       5.7%
                                                            =====      =====

      Sales for 2001 were $428.7 million, an increase of 8.3% compared to sales of $395.9 million in 2000. Excluding our acquisition of certain product lines from Imagyn in November 2000 (the "Imagyn acquisition") and July 2001, and adjusting for constant foreign currency exchange rates, sales would have grown by approximately 5.2%.

     o Sales in our orthopedic businesses grew 4.3% to $269.9 million in 2001 from $258.8 million in 2000. Adjusted for constant foreign currency exchange rates, orthopedic sales growth in 2001 would have been approximately 5.5% compared with 2000, as the value of the Canadian dollar and certain European currencies weakened in comparison with the dollar.

     o Arthroscopy sales, which represented approximately 57.7% of total 2001 orthopedic revenues, grew 7.3% in 2001 to $155.6 million from $145.0 million in 2000, on strength in sales of disposable products and video equipment.

     o Powered surgical instrument sales, which represented approximately 42.3% of total 2001 orthopedic revenues, grew 1.0% to $114.3 million in 2001 from $113.7 million in 2000. We believe the weakness in sales in the powered surgical instrument product line was a result of our aging battery-powered product offering which has been replaced by our new PowerPro(R) battery-powered instrument product line, as we describe above.

     o Patient care sales for 2001 were $69.1 million, a 1.3% increase from $68.2 million in 2000, as modest increases in sales of our ECG and other patient care product lines more than offset declines in sales of surgical suction product lines which occurred as a result of significant competition and pricing pressures.

     o Electrosurgery sales for 2001 were $66.9 million, an increase of 7.0% from $62.5 million in 2000, driven by increases in electrosurgical pencil and other disposable product sales.

     o Endoscopy sales for 2001 were $22.8 million, an increase of 256% from $6.4 million in 2000. Excluding the impact of the Imagyn acquisitions in November 2000 and July 2001, as described in Note 2 to our consolidated financial statements, the increase in endoscopy sales was approximately 13.0%.

      Cost of sales increased to $204.4 million in 2001 compared to $188.2 million in 2000, primarily as a result of the increased sales volumes described above. As discussed in Notes 2 and 12 to our consolidated financial statements, during 2001, we incurred various non-recurring charges in connection with the July 2001 Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled approximately $1.6 million and are included in cost of sales. Excluding the impact of these non-recurring expenses, cost of sales for 2001 was $202.8 million. Gross margin percentage for 2001, excluding the Imagyn-related charges, was 52.7%, a slight improvement as a result of increased sales volumes, compared with 52.5% in 2000. Including the Imagyn-related charges, gross margin percentage for 2001 was 52.3%.

      Selling and administrative expenses increased to $140.6 million in 2001 as compared to $128.3 million in 2000. As a percentage of sales, selling and administrative expenses totaled 32.8% in 2001 compared to 32.4% in 2000. Excluding a non-recurring severance charge of $1.5 million recorded in 2000 related to the restructuring of our orthopedic direct sales force, as described in Note 12 to our consolidated financial statements, selling and administrative expenses as a percentage of sales were 32.0% in 2000. This restructuring involved replacing our orthopedic direct sales force with non-stocking exclusive sales agent groups in certain geographic regions of the United States. This plan resulted in greater sales force coverage in the affected geographic regions. The increase in selling and administrative expense in 2001 as compared to 2000 is a result of higher commission and other costs in 2001 as compared to 2000 associated with the change to exclusive sales agent groups as well as increased spending on sales and marketing programs.

      Research and development expense totaled $14.8 million in 2001, consistent with $14.9 million in 2000. As a percentage of sales, research and development expense decreased to 3.5% in 2001 compared to 3.8% in 2000, as a result of higher sales levels. Our research and development efforts are focused primarily on new product development in the orthopedic product lines.

      Interest expense in 2001 was $30.8 million compared to $34.3 million in 2000. The decrease in interest expense is primarily a result of lower weighted average interest rates on our borrowings outstanding which have declined to 6.31% at December 31, 2001 as compared to 8.84% at December 31, 2000.

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

      On May 29, 2002, we completed a public offering of 3.0 million shares of our common stock. Net proceeds to the Company related to the sale of the shares approximated $66.1 million and were used to reduce indebtedness under our former senior credit agreement. We expect to continue to use cash flow from our operations and borrowings under our revolving credit facility to finance our operations, our debt service under our new senior credit facility and term borrowings and the funding of our capital expenditures.

      During 2002, we entered into a new $200 million senior credit agreement (the "new senior credit agreement"). The new senior credit agreement consists of a $100 million revolving credit facility and a $100 million term loan. The proceeds of the term loan portion of the new senior credit agreement were used to eliminate the term loans and borrowings on the revolving credit facility under the previously existing senior credit agreement (the "former senior credit agreement"). The new senior credit agreement calls for both components to extend for approximately five years, with the revolving credit facility terminating on August 28, 2007 and the term loan expiring on December 15, 2007. The term loan portion of the facility can be extended an additional two years, provided our currently outstanding $130 million in 9% Senior Subordinated Notes are refinanced or repaid by December 15, 2007. The scheduled principal payments on the term loan portion of the new senior credit agreement are $1.0 million annually with the remaining balance outstanding due and payable on December 15, 2007. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the new senior credit agreement. We are not required to make an excess cash flow payment based on the application of these tests to 2002. Interest rates on the term loan and revolving credit facility components of the new senior credit agreement are LIBOR plus 275 basis points and LIBOR plus 250 basis points, respectively, or an alternative base interest rate. The weighted average interest rates at December 31, 2002 on the term loan and revolving credit facility were 4.18% and 5.75%, respectively. In addition, we are obligated to pay a fee of .5% per annum on the unused portion of the revolving credit facility ($95.0 million at December 31, 2002).

      The new senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The new senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The new senior credit agreement contains a material adverse effect clause that could limit our ability to access additional funding under our senior credit agreement should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

      The Senior Subordinated Notes (the "Notes") are in aggregate principal amount of $130.0 million, have a maturity date of March 15, 2008 and bear interest at 9.0% per annum which is payable semi-annually. The Notes are redeemable for cash at anytime on or after March 15, 2003, at our option, in whole or in part, at the redemption prices set forth therein, plus accrued and unpaid interest to the date of redemption. On March 12, 2003, we served notice to the trustee for the Notes that we would redeem $15.0 million par value of the Notes, on May 1, 2003, at the redemption price of 104.5%, for a total redemption price of $15.7 million, plus accrued and unpaid interest. We intend to redeem the Notes through borrowings under our revolving credit facility. The premium paid on the Notes will be recorded as a charge to operating income in the second quarter of 2003.

      We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50% per annum with semiannual payments of principal and interest through September 2009, a Class C note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 and a seller-financed note bearing interest at 6.50% per annum with monthly payments of principal and interest through July 2013. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $10.7 million, $6.9 million and $4.0 million, respectively, at December 31, 2002.

      Our net working capital position was $135.7 million at December 31, 2002 as compared to $44.7 million at December 31, 2001. Included in net working capital at December 31, 2001 was $56.0 million owed on our revolving credit facility which was due to expire on December 31, 2002. As discussed above, during 2002, we entered into a new $200 million senior credit agreement. The proceeds of the new senior credit agreement were used to eliminate the existing term loans and borrowings on the revolving credit facility under the former senior credit agreement. Accordingly, balances outstanding on the former revolving credit facility have been reclassified from current to long-term obligations.

      We have a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, ("CRC"), a consolidated wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit (the "conduit purchaser"). The conduit purchaser's share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement. Effectively, collections on the pool of receivables flow first to the conduit purchaser and then to CRC. To the extent that the conduit purchaser's share of collections were less than the amount of the conduit purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables that have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the conduit purchaser. As of December 31, 2001 and 2002, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $40.0 million and $37.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.

      There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the conduit purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the conduit purchaser rather than being used to fund new receivable purchases. If this were to occur, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement also requires us to enter into a liquidity agreement with certain banks under which the banks agree to commit to fund the conduit's purchase of our accounts receivable in the event that the conduit is unable to fund such purchases through the sale of commercial paper. These liquidity agreements are typically for a period of 364 days which requires us to renew our liquidity agreement on an annual basis. In the event we were unable to renew our liquidity agreement, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

      Net cash provided by operations, which we also refer to as "operating cash flow," was $44.9 million in 2002 compared to $77.1 million in 2001. Excluding the effects of the sale of accounts receivable, operating cash flow increased to $47.9 million in 2002 compared to $37.1 million in 2001.

      In reconciling net income to operating cash flow, operating cash flow in 2002 was positively impacted by depreciation, amortization and increases in accounts payable, income taxes payable and deferred income taxes and negatively impacted primarily by increases in accounts receivable and inventory and decreases in accrued compensation and accrued interest. The increases in accounts receivable and inventory are primarily related to an increase in sales. The increases in accounts payable, income taxes payable and deferred income taxes and decreases in accrued compensation and interest are primarily related to the timing of the payment of these liabilities.

     Capital expenditures in 2002 were $13.4 million. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at approximately this same rate annually. Net cash used by investing activities in 2002 also included $17.4 million related to the purchase of several businesses as discussed in Note 2 to the consolidated financial statements.

     Financing activities in 2002 consist primarily of the completion of a public offering of 3.0 million shares of our common stock and the completion of a new $200 million senior credit facility as discussed above. The $66.1 million in proceeds from the stock offering were used to repay term loans under our former senior credit agreement. Net repayments on our debt as a result of the stock offering and cash generated from operations totaled $78.5 million in 2002. Concurrent with the stock offering, we repurchased for $2.0 million from Bristol-Myers Squibb Company a warrant exercisable for 1.5 million shares of our common stock. Proceeds from the exercise of stock options totaled $5.0 million in 2002.

      On January 13, 2003, we entered into an agreement to acquire Bionx Implants, Inc. (the "Bionx acquisition") in a cash transaction valuing Bionx at $4.35 per share. We completed the acquisition on March 10, 2003, paying $46.9 million in cash which we financed through borrowings under our revolving credit facility.

      On March 10, 2003, we entered into an agreement with Bristol-Myers Squibb Company ("BMS") and Zimmer, Inc., ("Zimmer") to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of the agreement, BMS has paid us $9.5 million in cash, which will be recorded as a gain to operating income in the first quarter of 2003 net of legal costs.

      On March 11, 2003, we agreed to settle a patent infringement case filed by Ludlow Corporation, a subsidiary of Tyco International Ltd. In return for a one-time $1.5 million payment, CONMED has been granted a nonexclusive license to the disputed patents used to manufacture the gels used in certain of our ECG product lines. Accordingly, we recorded a charge to income in the fourth quarter of 2002 for the $1.5 million plus legal costs of approximately $.5 million.

      Management believes that cash generated from operations, our current cash resources and funds available under our new senior credit agreement will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

      There were no capital lease obligations or unconditional purchase obligations as of December 31, 2002. The following table summarizes our contractual obligations related to operating leases and long-term debt as of December 31, 2002:

                                             (Amounts in thousands)

                              2003    2004    2005    2006      2007  Thereafter
                            ------  ------  ------  ------  --------  ----------

Long-term debt ...........  $2,631  $2,554  $2,741  $2,943  $102,914    $143,604
Operating lease
  obligations ............   1,698   1,499   1,235   1,213     1,233       3,138
                            ------  ------  ------  ------  --------  ----------
Total contractual
  cash obligations .......  $4,329  $4,053  $3,976  $4,156  $104,147    $146,742
                            ======  ======  ======  ======  ========  ==========

Stock-based Compensation

      We have reserved shares of common stock issuance to employees and directors under four shareholder-approved stock option plans. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. This Statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Effectively January 1, 2002, we adopted this pronouncement, which had no impact on the financial condition or results of operations for the year ended December 31, 2002.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. This Statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in Accounting Principles Board ("APB") Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. We will adopt this pronouncement during 2003. As a result we expect to reclassify the extraordinary loss recognized in the third quarter of 2002 related to the refinancing of debt to ordinary income in the 2003 annual and interim financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This pronouncement did not have an impact on our financial condition or results of operations for the year ended December 31, 2002.


      In October 2002 the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-17("EITF 02-17"), "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" which addresses certain customer -related intangible assets acquired in a business combination in accordance with SFAS No.141, "Business Combinations". SFAS 141 requires that an identifiable intangible asset acquired in a business combination be recorded apart from goodwill. EITF 02-17 requires a customer related intangible asset acquired in a business combination to be recorded apart from goodwill and amortized over its estimated useful life. This EITF is to be applied to all business combinations consummated after October 25, 2002. We are reviewing the effect of EITF 02-17 on the accounting for our acquisitions during the fourth quarter of 2002. The existing customer relationship intangible asset recorded by the Company will continue to be accounted for as a separate indentifiable intangible asset subject to amortization.


      In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. We are reviewing FIN 45 to determine its impact, if any, on future reporting periods, and do not currently anticipate any material accounting impact on our financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic value method and will continue to provide pro forma disclosures of the net income and earnings per share effect of stock options using the "fair value method" in our annual and interim financial statements.

      In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for us in our third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. We are reviewing FIN No. 46 to determine its impact, if any, on future reporting periods, and do not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our principal market risks involve foreign currency exchange rates, interest rates and credit risk.

Foreign currency risk

      We manufacture our products primarily in the United States and distribute our products throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of December 31, 2002, we have not entered into any forward foreign currency exchange contracts to hedge the effect of foreign currency exchange fluctuations. We have mitigated and will continue to mitigate our foreign currency exposure by transacting the majority of our foreign sales in United States dollars. During 2002, changes in foreign currency exchange rates increased our sales and income before income taxes by approximately $2.0 million. We will continue to monitor and evaluate our foreign currency exposure and the need to enter into a forward foreign currency exchange contract or other hedging arrangement.

Interest rate risk

     Our exposure to market risk for changes in interest rates relates to our borrowings. Interest rate swaps, a form of derivative, are used to manage interest rate risk. As of December 31, 2002 we had entered into an interest rate swap with a $50.0 million notional amount expiring in June 2003 which converted $50.0 million of the approximate $105.0 million of floating rate borrowings under our credit facility into fixed rate borrowings with a base interest rate of 7.01%. We amended this swap effective February 11, 2003 to lower the base rate on the $50.0 million in floating rate borrowings to 3.63% and extend the expiration date to June 2004. If market interest rates for similar borrowings average 1% more in 2003 than they did in 2002, our interest expense, after considering the effects of our interest rate swap, would increase, and income before income taxes would decrease by $1.0 million. Comparatively, if market interest rates averaged 1% less in 2003 than they did during 2002, our interest expense, after considering the effects of our interest rate swap, would decrease, and income before income taxes would increase by $1.0 million. These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost and interest rate swap agreement and does not consider any actions by management to mitigate our exposure to such a change.

Credit Risk

      A substantial portion of our accounts receivable are due from hospitals and other healthcare providers. We generally do not receive collateral for these receivables. Although the concentration of these receivables with customers in a similar industry poses a risk of non-collection, we believe this risk is mitigated somewhat by the large number and geographic dispersion of these customers and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business.

      Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate. There is no significant net exposure due to any individual customer or other major concentration of credit risk.

Item 8. Financial Statements and Supplementary Data

      Our 2002 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 28, 2003, are included elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      We have had no disagreements with PricewaterhouseCoopers LLP that would be required to be reported under this Item 9.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to the Directors and Executive Officers is incorporated herein by reference to the sections captioned "Proposal One:
Election of Directors" and "Directors, Executive Officers and Senior Officers" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 15, 2003 for the annual meeting of shareholders to be held on May 20, 2003.

Item 11. Executive Compensation

      Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive Officers", "Stock Option Plans", "Pension Plans" and "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 15, 2003 for the annual meeting of shareholders to be held on May 20, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 15, 2003 for the annual meeting of shareholders to be held on May 20, 2003.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 15, 2003 for the annual meeting of shareholders to be held on May 20, 2003.

Item 14. Controls and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

(a)(1)      List of Financial Statements                          Form 10-K Page
                                                                  --------------

            Report of Independent Accountants                           F-1

            Consolidated Balance Sheets at December 31, 2001
                  and 2002                                              F-2

            Consolidated Statements of Income for the Years
                  Ended December 31, 2000, 2001 and 2002                F-3

            Consolidated Statements of Shareholders' Equity for
                  the Years Ended December 31, 2000, 2001 and
                  2002                                                  F-4

            Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2000, 2001 and 2002                F-6

            Notes to Consolidated Financial Statements                  F-8

   (2)      List of Financial Statement Schedules

            Valuation and Qualifying Accounts (Schedule VIII)           F-35

            All other schedules have been omitted because they
                  are not applicable, or the required
                  information is shown in the financial
                  statements or notes thereto.

   (3)      List of Exhibits

            The exhibits listed on the accompanying Exhibit
                  Index on page 47 below are filed as part of this Form 10-K.

(b)         Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.


                                CONMED CORPORATION

                                March 28, 2003

                                By: /s/ Eugene R. Corasanti
                                    --------------------------------------------
                                Eugene R. Corasanti
                                (Chairman of the Board, Chief Executive Officer)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/ EUGENE R. CORASANTI          Chairman of the Board
-----------------------------    Chief Executive Officer
Eugene R. Corasanti              And Director                     March 28, 2003

/s/ JOSEPH J. CORASANTI          President, Chief Operating
-----------------------------    Officer and Director             March 28, 2003
Joseph J. Corasanti

/s/ ROBERT D. SHALLISH JR.       Vice President-Finance
-----------------------------    And Chief Financial Officer      March 28, 2003
Robert D. Shallish, Jr.          (Principal Financial Officer)

/s/ LUKE A. POMILIO              Vice President - Corporate
-----------------------------    Controller (Principal            March 28, 2003
Luke A. Pomilio                  Accounting Officer)

/s/ BRUCE F. DANIELS
-----------------------------
Bruce F. Daniels                 Director                         March 28, 2003

/s/ STEPHEN M. MANDIA
-----------------------------
Stephen M. Mandia                Director                         March 28, 2003

/s/ WILLIAM D. MATTHEWS
-----------------------------
William D. Matthews              Director                         March 28, 2003

/s/ ROBERT E. REMMELL
-----------------------------
Robert E. Remmell                Director                         March 28, 2003

/s/ STUART J. SCHWARTZ
-----------------------------
Stuart J. Schwartz               Director                         March 28, 2003

                                  CERTIFICATION

I, Eugene R. Corasanti, certify that:

1.    I have reviewed this annual report on Form 10-K of CONMED Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

                                        /s/ Eugene R. Corasanti
                                        ----------------------------------------
                                        Eugene R. Corasanti
                                        Chairman of the Board and
                                        Chief Executive Officer

                                  CERTIFICATION

I, Robert D. Shallish, certify that:

1.    I have reviewed this annual report on Form 10-K of CONMED Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

                                        /s/ Robert D. Shallish Jr.
                                        ----------------------------------------
                                        Robert D. Shallish, Jr.
                                        Vice President - Finance and
                                        Chief Financial Officer

                                  Exhibit Index

Exhibit No.       Description of Instrument
-----------       -------------------------

2.1               -     The Asset Purchase Agreement, dated as of June 11, 2001
                        by and between CONMED Corporation and Imagyn Medical, Inc. et al - incorporated herein by reference to Exhibit
                        10.1 of our report on Form 10-Q filed on August 13, 2001.

2.2               -     The Agreement of Purchase and Sale, dated as of February
                        5, 2001 by and between Linvatec Corporation and Largo
                        Lakes, I, II and IV, Inc., et al - incorporated herein by reference to Exhibit 10.2 of our report on Form 10-Q filed on August 13, 2001.

2.3               -     The Purchase and Sale Agreement dated November 1, 2001
                        among CONMED Corporation, et al and CONMED Receivables
                        Corporation - incorporated herein by reference to
                        Exhibit 10.2 of our report on Form 10-Q filed on November 14, 2001.

2.4               -     The Receivables Purchase Agreement dated November 1,
                        2001 among CONMED Receivables Corporation, Blue Keel
                        Funding, LLC and Fleet National Bank - incorporated herein by reference to Exhibit 10.2 of our report on Form 10-Q filed on November 14, 2001.

2.5               -     The Agreement and Plan of Merger dated January 13, 2003
                        by and among CONMED Corporation, Arrow Merger
                        Corporation and Bionx Implants, Inc.

3.1               -     Amended and Restated By-Laws, as adopted by the Board of
                        Directors on December 26, 1990-- incorporated herein by reference to the exhibit in our Current Report on Form
                        8-K, dated March 7, 1991 (File No. 0-16093).

3.2               -     1999 Amendment to Certificate of Incorporation and
                        Restated Certificate of Incorporation of CONMED
                        Corporation - incorporated herein by reference to our Annual Report on Form 10-K for the year ended December
                        31, 1999.

4.1               -     See Exhibit 3.1.

4.2               -     See Exhibit 3.2.

4.3               -     Credit Agreement dated August 28, 2002 among CONMED
                        Corporation and the several banks and other financial institutions or entities from time to time parties thereto - incorporated herein by reference to Exhibit
                        10.1 of our report on Form 10-Q filed on October 31, 2002.

4.4               -     Guarantee and Collateral Agreement, dated August 28,
                        2002, made by CONMED Corporation and certain of its subsidiaries

Exhibit No.       Description of Instrument
-----------       -------------------------

                        in favor of JPMorgan Chase Bank - incorporated herein by reference to Exhibit 10.2 of our report on Form 10-Q filed on October 31, 2002.

4.5               -     Indenture, dated as of March 5, 1998, by and among
                        CONMED Corporation, the Subsidiary Guarantors named therein and First Union National Bank, as
                        Trustee--incorporated by reference to the exhibit in our Registration Statement on Form S-8 filed on March 26,
                        1998 (File No. 333-48693).

10.1              -     Employment Agreement between the Company and Eugene R.
                        Corasanti, dated December 16, 1996-- incorporated herein by reference to the exhibit in our Annual Report on Form
                        10-K for the year ended December 31, 1996.

10.2              -     Amendment to December 16, 1996 Employment Agreement
                        between the Company and Eugene R. Corasanti, dated March
                        7, 2002.

10.3              -     Employment Agreement between the Company and Joseph J.
                        Corasanti, dated May 2, 2000 - incorporated herein by reference to the exhibit in our Annual Report on Form
                        10-K for the year ended December 31, 2000.

10.4              (a)   Eugene R. Corasanti disability income plans with
                        Northwestern Mutual Life Insurance Company, dated
                        January 14, 1980 and March 7, 1981-- policy specification sheets-- incorporated herein by reference to Exhibit 10.0(a) of our Registration Statement on Form
                        S-2 (File No. 33-40455).

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

10.5              -     Eugene R. Corasanti life insurance plans with
                        Northwestern Mutual Life Insurance Company dated August
                        25, 1991-- Statements of Policy Cost and Benefit
                        Information, Benefits and Premiums, Assignment of Life
                        Insurance Policy as Collateral -- incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 27, 1991.

10.6              -     1992 Stock Option Plan (including form of Stock Option
                        Agreement)-- incorporated herein by reference to the
                        exhibit in our Annual Report on Form 10-K for the year ended December 25, 1992.

Exhibit No.       Description of Instrument
-----------       -------------------------

10.7              -     Amended and Restated Employee Stock Option Plan
                        (including form of Stock Option Agreement)
                        --incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December
                        31, 1996.

10.8              -     Stock Option Plan for Non-Employee Directors of CONMED
                        Corporation-- incorporated by reference to our Annual
                        Report on Form 10-K for the year ended December 31, 1996.

10.9              -     Amendment to Stock Option Plan for Non-employee
                        Directors of CONMED Corporation - incorporated by reference to the Definitive Proxy Statement for the 2002 annual meeting as filed on April 17, 2002.

10.10             -     1999 Long-term Incentive Plan - incorporated by
                        reference to the Definitive Proxy Statement for the 1999 annual meeting as filed on April 16, 1999.

10.11             -     Amendment to 1999 Long-term Incentive Plan -
                        incorporated by reference to the Definitive Proxy
                        Statement for the 2002 annual meeting as filed on April
                        17, 2002.

10.12             -     2002 Employee Stock Purchase Plan - incorporated by
                        reference to the Definitive Proxy Statement for the 2002 annual meeting as filed on April 17, 2002.

12                -     Statement re: Computation of Ratios of Earnings to Fixed
                        Charges.

21                -     Subsidiaries of the Registrant.

23                -     Consent, dated March 28, 2003, of PricewaterhouseCoopers
                        LLP, independent accountants for CONMED Corporation.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of CONMED Corporation

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) on Page 43 present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) on Page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


PricewaterhouseCoopers LLP

Syracuse, New York
March 28, 2003

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2002
                       (In thousands except share amounts)

                                                                2001       2002
                                                            --------   --------
ASSETS
Current assets:
  Cash and cash equivalents ..............................  $  1,402   $  5,626
  Accounts receivable, less allowance for doubtful
      accounts of $1,553 in 2001 and $922 in 2002 ........    51,188     58,093
  Inventories ............................................   107,390    120,443
  Deferred income taxes ..................................     1,105      6,304
  Prepaid expenses and other current assets ..............     3,464      3,200
                                                            --------   --------
          Total current assets ...........................   164,549    193,666
                                                            --------   --------
Property, plant and equipment, net .......................    91,026     95,608
Goodwill, net ............................................   251,140    262,394
Other intangible assets, net .............................   184,383    180,271
Other assets .............................................    10,510     10,201
                                                            --------   --------
          Total assets ...................................  $701,608   $742,140
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ......................  $ 73,429   $  2,631
  Accounts payable .......................................    19,877     22,074
  Accrued compensation ...................................    11,863     10,463
  Income taxes payable ...................................     2,507      5,885
  Accrued interest .......................................     4,954      3,794
  Other current liabilities ..............................     7,207     13,127
                                                            --------   --------
          Total current liabilities ......................   119,837     57,974
                                                            --------   --------

Long-term debt ...........................................   262,500    254,756
Deferred income taxes ....................................    18,655     28,446
Other long-term liabilities ..............................    16,982     14,025
                                                            --------   --------
          Total liabilities ..............................   417,974    355,201
                                                            --------   --------

Shareholders' equity:
  Preferred stock, par value $.01 per share; authorized
      500,000 shares, none outstanding ...................        --         --
  Common stock, par value $.01 per share; 100,000,000
      authorized; 25,261,590 and 28,808,105, issued and
      outstanding in 2001 and 2002, respectively .........       253        288
  Paid-in capital ........................................   160,757    231,832
  Retained earnings ......................................   128,240    162,391
  Accumulated other comprehensive loss ...................    (5,197)    (7,153)
  Less 37,500 shares of common stock in treasury, at cost       (419)      (419)
                                                            --------   --------
          Total shareholders' equity .....................   283,634    386,939
                                                            --------   --------
          Total liabilities and shareholders' equity .....  $701,608   $742,140
                                                            ========   ========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 2001 and 2002
                     (In thousands except per share amounts)

                                                  2000        2001        2002
                                                --------    --------    --------

Net sales ..................................    $395,873    $428,722    $453,062
                                                --------    --------    --------

Cost of sales ..............................     188,223     204,374     215,891

Selling and administrative expense .........     128,316     140,560     141,735

Research and development expense ...........      14,870      14,830      16,087
                                                --------    --------    --------

                                                 331,409     359,764     373,713
                                                --------    --------    --------

Income from operations .....................      64,464      68,958      79,349

Interest expense ...........................      34,286      30,824      24,513
                                                --------    --------    --------

Income before income taxes and
   extraordinary loss ......................      30,178      38,134      54,836

Provision for income taxes .................      10,864      13,728      19,741
                                                --------    --------    --------

Income before extraordinary loss ...........      19,314      24,406      35,095

Extraordinary loss, net of income taxes ....          --          --         944
                                                --------    --------    --------

Net income .................................    $ 19,314    $ 24,406    $ 34,151
                                                ========    ========    ========

Per share data:

    Income before extraordinary loss
        Basic ..............................    $    .84    $   1.02    $   1.28
        Diluted ............................         .83        1.00        1.26

    Extraordinary loss
        Basic ..............................          --          --         .03
        Diluted ............................          --          --         .03

    Net income
        Basic ..............................    $    .84    $   1.02    $   1.25
        Diluted ............................         .83        1.00        1.23

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2000, 2001 and 2002
                                 (In thousands)

                                                                                  Accumulated
                                          Common Stock                               Other
                                         ---------------   Paid-in    Retained   Comprehensive    Treasury    Shareholders'
                                         Shares   Amount   Capital    Earnings   Income (Loss)     Stock         Equity
                                         ------   ------   --------   --------   -------------    --------    -------------
Balance at December 31, 1999 .........   22,957     $230   $127,317    $84,520            (387)      $(419)        $211,261
                                         ------   ------   --------   --------   -------------    --------    -------------
    Exercise of stock options ........       72                 449                                                     449

    Tax benefit arising from
        exercise of stock
        options ......................                          219                                                     219

    Comprehensive income:

        Foreign currency
        translation adjustments ......                                                    (640)

        Net income ...................                                  19,314

    Total comprehensive income .......                                                                               18,674
                                         ------   ------   --------   --------   -------------    --------    -------------

Balance at December 31, 2000 .........   23,029      230    127,985    103,834          (1,027)       (419)         230,603

    Exercise of stock options ........      259        3      1,827                                                   1,830

    Tax benefit arising from
        exercise of stock
        options ......................                          604                                                     604

    Stock issued in connection
    with business acquisitions .......    1,974       20     30,341                                                  30,361

   Comprehensive income:

        Foreign currency
        translation adjustments ......                                                  (1,142)

        Cash flow hedging
        (net of income tax
        benefit of $1,106) ...........                                                  (1,966)

        Minimum pension liability
        (net of income tax
        benefit of $597) .............                                                  (1,062)

        Net income ...................                                  24,406

  Total comprehensive income .........                                                                               20,236
                                         ------   ------   --------   --------   -------------    --------    -------------

Balance at December 31, 2001 .........   25,262      253    160,757    128,240          (5,197)       (419)         283,634

                                   (continued)

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2000, 2001 and 2002
                                 (In thousands)

                                                                                      Accumulated
                                              Common Stock                               Other
                                             ---------------   Paid-in    Retained   Comprehensive    Treasury    Shareholders'
                                             Shares   Amount   Capital    Earnings   Income (Loss)     Stock         Equity
                                             ------   ------   --------   --------   -------------    --------    -------------
    Exercise of stock options...........        546        5      5,012                                                  5,017

    Tax benefit arising
        from exercise of
        stock options...................                          1,970                                                  1,970

    Stock issuance......................      3,000       30     66,093                                                 66,123

    Repurchase of stock warrant.........                         (2,000)                                                (2,000)

    Comprehensive income:

      Foreign currency
      translation adjustments...........                                                     1,010

      Cash flow hedging
      (net of income tax
         benefit of $596)...............                                                     1,058

      Minimum pension liability
      (net of income tax
         benefit of $2,264).............                                                    (4,024)

     Net income.........................                                    34,151

    Total comprehensive income..........                                                                                32,195
                                             ------   ------   --------   --------   -------------    --------    -------------

Balance at December 31, 2002............     28,808    $ 288   $231,832   $162,391         $(7,153)     $ (419)       $386,939
                                             ======   ======   ========   ========   =============    ========    =============

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 2001 and 2002
                                 (In thousands)

                                                       2000        2001        2002
                                                     --------    --------    ---------
Cash flows from operating activities:
    Net income ...................................   $ 19,314    $ 24,406    $  34,151
                                                     --------    --------    ---------
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation .............................      9,434       9,055        9,203
        Amortization .............................     20,053      21,093       13,167
        Deferred income taxes ....................      7,974       8,562       10,664
        Extraordinary loss, net of income taxes ..         --          --          944
        Increase (decrease) in cash flows from
            changes in assets and liabilities, net
            of effects from acquisitions:
            Sale of accounts receivable ..........         --      40,000       (3,000)
            Accounts receivable ..................     (2,166)    (12,508)      (2,151)
            Inventories ..........................    (18,035)     (4,235)     (15,213)
            Accounts payable .....................      3,824        (516)       1,157
            Income taxes payable .................      2,295        (281)       4,748
            Income tax benefit of stock
              option exercises ...................        219         604        1,970
            Accrued compensation .................        255       1,950       (1,584)
            Accrued interest .....................        542        (290)      (1,160)
            Other assets/liabilities, net ........     (7,759)    (10,691)      (7,973)
                                                     --------    --------    ---------
                                                       16,636      52,743       10,772
                                                     --------    --------    ---------

            Net cash provided by operations ......     35,950      77,149       44,923
                                                     --------    --------    ---------

Cash flows from investing activities:
    Payments related to business acquisitions,
     net of cash acquired ........................     (6,042)         --      (17,375)
    Purchases of property, plant and
        equipment, net ...........................    (14,050)    (14,443)     (13,384)
                                                     --------    --------    ---------
            Net cash used by investing activities     (20,092)    (14,443)     (30,759)
                                                     --------    --------    ---------

Cash flows from financing activities:
    Net proceeds from issuance of common stock ...         --          --       66,123
    Net proceeds from exercise of stock options ..        449       1,830        5,017
    Repurchase of warrant on common stock ........         --          --       (2,000)
    Payments on debt .............................    (32,921)    (76,423)    (183,680)
    Proceeds of debt .............................     17,000      11,000      105,138
    Payments related to issuance of debt .........         --          --       (1,513)
                                                     --------    --------    ---------
            Net cash used by financing
                  activities .....................    (15,472)    (63,593)     (10,915)
                                                     --------    --------    ---------

                                   (continued)

                 See notes to consolidated financial statements.

                                                       2000        2001        2002
                                                     --------    --------    ---------
Effect of exchange rate changes
  on cash and cash equivalents ...................       (663)     (1,181)         975
                                                     --------    --------    ---------

Net increase (decrease) in
  cash and cash equivalents ......................       (277)     (2,068)       4,224

Cash and cash equivalents at beginning
    of year ......................................      3,747       3,470        1,402
                                                     --------    --------    ---------

Cash and cash equivalents at end of year .........   $  3,470    $  1,402    $   5,626
                                                     ========    ========    =========

Supplemental disclosures of cash flow information:

        Cash paid during the year for:
            Interest .............................   $ 33,788    $ 31,135    $  24,453
            Income taxes .........................      4,141       2,098        5,478

Supplemental disclosures of non-cash investing and financing activities:

As more fully described in Note 2, we acquired a business in 2001 through the exchange of approximately 2.0 million shares of our common stock valued at $29.9 million.

As more fully described in Note 2, we acquired certain property in 2001 through the assumption of approximately $22.7 million of debt and accrued interest.

As more fully described in Note 2, we have agreed to issue approximately 100,000 shares of our common stock valued at approximately $1.8 million as part of the consideration for the purchase of several businesses.

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands per except per share amounts)

Note 1 -- Operations and Significant Accounting Policies

Organization and operations

     The consolidated financial statements include the accounts of CONMED Corporation and its subsidiaries ("CONMED", the "Company", "we" or "us"). All intercompany accounts and transactions have been eliminated. CONMED Corporation is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, ENT, neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers, and a full line of ECG electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and intensive care unit service managers. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and critical care areas of hospitals.

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

Accounts receivable sale

      On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit (the "conduit purchaser"). The conduit purchaser's share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement. Effectively, collections on the pool of receivables flow first to the conduit purchaser and then to CRC, but to the extent that the conduit purchaser's share of collections were less than the amount of the conduit purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables that have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the conduit purchaser. As of December 31, 2001 and 2002, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $40.0 million and $37.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the conduit purchaser's financing cost of issuing commercial paper, were $.2 million and $1.2 million, in 2001 and 2002, respectively.

      There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the conduit purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the conduit purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement also requires us to enter into a liquidity agreement with certain banks under which the banks agree to commit to fund the conduit's purchase of our accounts receivable in the event that the conduit is unable to fund such purchases through the sale of commercial paper. These liquidity agreements are typically for a period of 364 days which requires us to renew our liquidity agreement on an annual basis. In the event we were unable to renew our liquidity agreement, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

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

Property, plant and equipment

      Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

      Building and improvements                    40 years
      Leasehold improvements                       Remaining life of lease
      Machinery and equipment                      2 to 15 years

Goodwill and other intangible assets

      Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other intangible assets have been amortized over periods ranging from 5 to 40 years through December 31, 2001. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (59.6% at December 31, 2002) of our total assets.

      In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. As a result of the adoption of this standard, amortization of goodwill and certain intangibles has been discontinued.

      During 2002, we performed tests of goodwill and indefinite-lived intangible assets. We tested for impairment using the two-step process prescribed in SFAS 142. The first step is identification for potential impairment. The second step, which has been determined not to be necessary, measures the amount of any impairment. No impairment losses have been recognized as a result of these tests.

Impairment of Long-Lived Assets

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") was adopted by us on January 1, 2002. Our long-lived assets accounted for in accordance with SFAS 144 primarily consist of intangible assets subject to amortization and property, plant and equipment. In accordance with SFAS 144, we review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to fair value.

Derivative financial instruments

      We use an interest rate swap to manage the interest risk associated with our variable rate debt under our credit facility. Effective January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). SFAS 133 requires that derivatives be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives are accounted for depending on whether the derivative qualifies for hedge accounting. Upon adoption of SFAS 133, we recorded a net-of-tax cumulative-effect-type loss adjustment of approximately $1.0 million in accumulated other comprehensive income to recognize at fair value an interest rate swap which we have designated as a cash-flow hedge and which effectively converts $50.0 million of LIBOR-based floating rate debt under our credit facility into fixed rate debt with a base interest rate of 7.01%. Gross holding losses during 2001 and 2002 related to the interest rate swap aggregated $4.4 million and $.8 million, respectively, before income taxes. Approximately $1.3 million and $2.5 million, before income taxes, of gross holding losses were reclassified and included in net income in 2001 and 2002, respectively.

Fair value of financial instruments

      The fair values of cash and cash equivalents, accounts receivable, accounts payable, and interest rate swaps approximates their carrying amount. The estimated fair values and carrying amounts of long-term debt are as follows (in thousands):

                                        2001                      2002
                               ----------------------    ----------------------
                               Carrying       Fair       Carrying       Fair
                                Amount        Value       Amount        Value
                               ---------    ---------    ---------    ---------

Long-term debt (including
    current maturities) ....   $ 335,929    $ 338,529    $ 257,387    $ 262,587

Fair values were determined from quoted market prices or discounted cash flow analysis.

Translation of foreign currency financial statements

      Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected in accumulated other comprehensive income (loss). Transaction gains and losses are included in net income.

Income Taxes

      We provide for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not.

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

      o Product returns are only accepted at the discretion of the Company and in keeping with our "Returned Goods Policy". Product returns have not been significant historically. We accrue for sales returns, rebates and allowances based upon analysis of historical data.

      o The terms of the Company's sales to customers do not involve any obligations for the Company to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment.

      o Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs of $8.1 million, $8.6 million and $7.5 million for the years ended 2000, 2001 and 2002, respectively, are included in selling and administrative expense.

      o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $.9 million at December 31, 2002 is adequate to provide for any probable losses from accounts receivable.

Earnings per share

      Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                                       2000      2001      2002
                                                      ------    ------    ------

Shares used in the calculation of basic EPS
    (weighted average shares outstanding) ........    22,967    24,045    27,337

Effect of dilutive potential securities ..........       304       356       490
                                                      ------    ------    ------

Shares used in the calculation of diluted EPS ....    23,271    24,401    27,827
                                                      ======    ======    ======

     The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 3,396, 2,842 and 683 at December 31, 2000, 2001 and 2002, respectively.

Stock-based Compensation

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

      Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 2000, 2001 and 2002 was $8.55, $7.39 and $9.32, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for options granted in 2000, 2001 and 2002, respectively: Risk-free interest rates of 5.06%, 4.38% and 2.70%; volatility factors of the expected market price of the Company's common stock of 68.01%, 48.04% and 41.10%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    2000       2001       2002
                                                  -------    -------    -------

Income before extraordinary loss - as reported    $19,314    $24,406    $35,095
                                                  -------    -------    -------

Pro forma stock-based employee
  compensation expense, net of related
  income tax effect ...........................    (3,147)    (2,845)    (2,156)
                                                  -------    -------    -------

Income before extraordinary loss - pro forma ..   $16,167    $21,561    $32,939
                                                  =======    =======    =======

EPS before extraordinary loss - as reported:
    Basic .....................................   $  0.84    $  1.02    $  1.28
    Diluted ...................................   $  0.83    $  1.00    $  1.26

EPS before extraordinary loss - pro forma:
    Basic .....................................   $   .70    $   .90    $  1.20
    Diluted ...................................   $   .69    $   .88    $  1.18

Reclassifications

      Certain prior year amounts have been reclassified to conform with the presentation used in 2002.

Note 2 -- Business Acquisitions

      On November 20, 2000 we acquired certain assets of the disposable minimally invasive surgical business of Imagyn Medical Technologies, Inc. (the "Imagyn acquisition") for a purchase price of $6.0 million. The acquired products, with annual revenues of approximately $5.0 million, complement our existing minimally invasive surgical products business. Goodwill associated with the Imagyn acquisition aggregated approximately $4.8 million.

     On June 11, 2001, we reached a definitive agreement to acquire the remaining assets of the minimally invasive surgical business of Imagyn Medical Technologies, Inc. that we did not acquire in November 2000 (the "second Imagyn acquisition"). The new products, with annual revenues of approximately $20.0 million, complement our existing minimally invasive surgical products business. Under the terms of the acquisition agreement, we issued Imagyn approximate1y 2.0 million shares of CONMED common stock, valuing the transaction at $29.9 million based on the average market price of our common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced. Goodwill associated with the second Imagyn acquisition aggregated approximately $26.7 million. As discussed in Note 12, during the third and fourth quarters of 2001 we incurred certain nonrecurring costs aggregating approximately

$1.5 million in connection with the second Imagyn acquisition which are included in cost of sales.

      On August 3, 2001, we purchased the real estate partnerships which own the Largo, Florida property leased by our Linvatec subsidiary for an aggregate purchase price of $22.7 million (the "Largo acquisition"). In connection with the acquisition, we assumed the existing debt on the property and financed the remainder with the seller (Note 6).

      On March 20 and July 23, 2002, respectively, we acquired businesses related to our Patient Care and Endoscopy product lines for approximately $2.0 million in cash. Goodwill associated with these acquisitions aggregated approximately $1.9 million with annual revenues of approximately $1.2 million. Under the terms of the agreements, we also agreed to pay additional consideration dependent upon future product sales.

     On October 29 and November 25, 2002, respectively, we acquired two businesses engaged in the design, manufacture and installation of integrated operating room systems and related equipment for a total of approximately $6.0 million in cash and stock plus the assumption of liabilities. Goodwill associated with these acquisitions aggregated approximately $6.4 million with annual revenues of approximately $5.0 million. Under the terms of one of the agreements, we also agreed to pay additional consideration dependent upon future operating income.

      On December 31, 2002, we acquired certain of the assets and liabilities of CORE Dynamics, Inc., a developer and manufacturer of minimally invasive surgical products (the "CORE acquisition"). The acquired products, with annual revenues of approximately $7.5 million, complement our existing Endoscopy product lines. Under the terms of the acquisition agreement, we agreed to pay $9.0 million in cash. Goodwill associated with the CORE acquisition aggregated approximately $7.8 million.

     The cost of acquisitions completed in 2002 may require adjustment based upon information which is not currently available, principally related to the valuation of intangibles and inventory.

Note 3 -- Inventories

      The components of inventory at December 31, 2001 and 2002 are as follows:

                                                      2001                2002
                                                    --------            --------

Raw materials ..........................            $ 38,101            $ 44,701
Work in process ........................              11,921              12,869
Finished goods .........................              57,368              62,873
                                                    --------            --------
                                                    $107,390            $120,443
                                                    ========            ========

Note 4 -- Property, Plant and Equipment

      Details of property, plant and equipment are as follows:

                                                            2001         2002
                                                          --------     --------

Land .................................................    $  4,004     $  4,196
Building and improvements ............................      67,951       70,100

Machinery and equipment ..............................      68,284       74,838
Construction in progress .............................       1,955        5,038
                                                          --------     --------
                                                           142,194      154,172
          Less: Accumulated depreciation .............     (51,168)     (58,564)
                                                          --------     --------
                                                          $ 91,026     $ 95,608
                                                          ========     ========

      We lease various manufacturing and office facilities and equipment under operating leases. Rental expense on these operating leases was approximately $3,376, $2,756 and $2,064 for the years ended December 31, 2000, 2001 and 2002, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2002 are as follows:

            Years ending December 31,:

            2003 .........................................    $1,698
            2004 .........................................     1,499
            2054 .........................................     1,235
            2008 .........................................     1,213
            2007 .........................................     1,233
            Thereafter ...................................     3,138

Note 5 - Goodwill and Other Intangible Assets

      The changes in the net carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Balance as of January 1, 2002 ......................................   $251,140

Goodwill acquired during 2002 ......................................     16,194

Adjustments to goodwill resulting from business
  acquisitions finalized in 2002 ...................................     (4,940)
                                                                       --------

Balance as of December 31, 2002 ....................................   $262,394
                                                                       ========

      Other intangible assets consist of the following:

                                             December 31, 2001           December 31, 2002
                                         ------------------------    ------------------------
                                          Gross                       Gross
                                         Carrying    Accumulated     Carrying    Accumulated
                                          Amount     Amortization     Amount     Amortization
                                         --------    ------------    --------    ------------
Amortized intangible assets:

Customer relationships ...............   $ 96,712        $(10,180)   $ 96,712        $(12,725)

Patents and other intangible assets...     22,148         (10,441)     23,674         (13,534)

Unamortized intangible assets:

Trademarks and tradenames ............     95,715          (9,571)     95,715          (9,571)
                                         --------    ------------    --------    ------------

                                         $214,575        $(30,192)   $216,101        $(35,830)
                                         ========    ============    ========    ============

      Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 21 years. Customer relationships are being amortized over 38 years. Patents and other intangible assets are being amortized over a weighted average life of 7 years.

      Our customer relationship asset was acquired in connection with the 1997 acquisition of Linvatec Corporation. This intangible asset represents the value associated with business expected to be generated from existing customers as of the acquisition date. In connection with the Linvatec acquisition the value of this asset was determined by measuring the present value of the projected future earnings attributable to this asset. Additionally, while the useful life of this customer relationship asset is not limited by contract or any other economic, regulatory or other known factors, the useful life of 38 years was determined at the acquisition date by historical customer attrition. In accordance with SFAS 142 and as clarified by EITF (Emerging Issues Task Force) Issue 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" which was issued on January 6, 2003, this customer relationship which is evidenced by customer purchase orders is contractual in nature and therefore continues to be recognized separate from goodwill and amortized over the 38 year life.

     The trademarks and tradenames intangible asset was recognized in conjunction with the 1997 acquisition of Linvatec Corporation. We continue to market products under the acquired trademarks and tradenames of "Linvatec", "Hall", "Shutt" and "Envision". From the date of the Linvatec acquisition, we have continued to release new product and product extensions under the above trademarks and tradenames and continue to maintain and promote these trademarks and tradenames in the market through legal registration and such methods as advertising, medical education and trade shows. It is our belief that the trademarks and tradenames intangible asset will generate cash flow for an indefinite period of time. Accordingly, upon adoption of SFAS 142, effective January 1, 2002, amortization of the trademarks and tradenames intangible asset was discontinued.

      The amortization expense related to intangible assets for the year ending December 31, 2002 and the estimated amortization expense for each of the five succeeding years is as follows:

      2002                         $5,634
      2003                          5,371
      2004                          5,005
      2005                          4,099
      2006                          3,605
      2007                          3,605

      The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with SFAS 142 in the year ended December 31, 2000, 2001 and 2002:

                                                     2000       2001       2002
                                                   -------    -------    -------

Income before extraordinary
  loss - as reported ..........................    $19,314    $24,406    $35,095
                                                   -------    -------    -------

Adjustments (net of income taxes)
  Add back:  Goodwill amortization ............      4,043      4,120         --
  Add back:  Trademarks and trade
               names amortization .............      1,532      1,532         --
                                                   -------    -------    -------

Adjusted income before
  extraordinary loss ..........................    $24,889    $30,058    $35,095
                                                   =======    =======    =======

Basic EPS

Income before extraordinary
  loss - as reported ..........................    $   .84    $  1.02    $  1.28
                                                   -------    -------    -------

Adjustments (net of income taxes)
  Add back:  Goodwill amortization ............        .17        .17         --
  Add back:  Trademarks and trade
               names amortization .............        .07        .06         --
                                                   -------    -------    -------

Adjusted income before
  extraordinary loss ..........................    $  1.08    $  1.25    $  1.28
                                                   =======    =======    =======

Diluted EPS

Income before extraordinary
  loss - as reported ..........................    $   .83    $  1.00    $  1.26
                                                   -------    -------    -------

Adjustments (net of income taxes)
  Add back:  Goodwill amortization ............        .17        .17         --
  Add back:  Trademarks and trade
               names amortization .............        .07        .06         --
                                                   -------    -------    -------

Adjusted income before
  extraordinary loss ..........................    $  1.07    $  1.23    $  1.26
                                                   =======    =======    =======

Note 6 -- Long Term Debt

      We entered into a new $200 million senior credit agreement (the "new senior credit agreement") during the year-ending December 31, 2002. The new senior credit agreement consists of a $100 million revolving credit facility and a $100 million term loan. As of December 31, 2002, we had $100 million outstanding on the term loan and $5 million outstanding on the revolving credit facility.

      The proceeds of the term loan portion of the new senior credit agreement were used to eliminate the term loans and borrowings on the revolving credit facility under the previously existing senior credit agreement (the "former senior credit agreement"). Deferred financing fees related to the approximately three years remaining on the former senior credit agreement were written off as an extraordinary charge of $.9 million, net of $.6 million of income tax benefit, or $.04 per diluted share, on the early extinguishment of debt. The new senior credit agreement calls for both components to extend for approximately five years, with the revolving credit facility terminating on August 28, 2007 and the term loan expiring on December 15, 2007. The term loan portion of the facility can be extended an additional two years, provided our currently outstanding $130 million in 9% Senior Subordinated Notes are refinanced or repaid by December 15, 2007.

     The scheduled principal payments on the term loan portion of the new senior credit agreement are $1.0 million annually with the remaining balance outstanding due and payable on December 15, 2007. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the new senior credit agreement. Interest rates on the term loan and revolving credit facility components of the new senior credit agreement are LIBOR plus 275 basis points and LIBOR plus 250 basis points, respectively, or an alternative base interest rate. The weighted average interest rates at December 31, 2002 on the term loan and revolving credit facility were 4.18% and 5.75%, respectively. In addition, we are obligated to pay a fee of .5% per annum on the unused portion of the revolving credit facility ($95.0 million at December 31, 2002).

      The new senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The new senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The new senior credit agreement contains a material adverse effect clause that could limit our ability to access additional funding under our senior credit agreement should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

      The debt assumed in connection with the Largo acquisition (Note 2), consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). Additionally, there is a seller-financed note which bears interest at 6.50% per annum with monthly payments of principal and interest through July 2013 (the "Seller note"). The principal balances assumed on the Class A note, Class C note and Seller note aggregate $12.2 million $6.2 million and $4.2 million, respectively, at the date of acquisition. The principal balances outstanding related to the Largo acquisition, aggregated $10.7 million, $6.9 million and $4.0 million, at December 31, 2002 on the Class A note, Class C note and Seller note respectively. The Largo acquisition related debt is collateralized by, among other things, recorded and unrecorded mortgage liens on the Largo property.

      We have $130 million of 9% Senior Subordinated Notes (the "Notes") outstanding at December 31, 2002. The Notes mature on March 15, 2008, unless previously redeemed by us. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year. The Notes are redeemable for cash at anytime on or after March 15, 2003, at our option, in whole or in part, at the redemption prices set forth therein, plus accrued and unpaid interest to the date of redemption. On March 12, 2003, we served notice to the trustee for the Notes that we would redeem $15.0 million par value of the Notes, on May 1, 2003, at the redemption price of 104.5%, for a total redemption price of $15.7 million, plus accrued and unpaid interest. We intend to redeem the Notes through borrowings under our revolving credit facility. The premium paid on the Notes will be recorded as a charge to operating income in the second quarter of 2003.

     As discussed in Note 1, we use an interest rate swap, a form of derivative financial instrument, to manage interest rate risk. We have designated as a cash-flow hedge, an interest rate swap which effectively converts $50 million of LIBOR-based floating rate debt under our senior credit agreement into fixed rate debt with a base interest rate of 7.01%. The interest rate swap expires in June 2003 and is included in liabilities on the balance sheet with a fair value approximating $1.4 million at December 31, 2002. We amended this swap effective February 11, 2003 to lower the base rate on the $50.0 million in floating rate borrowings to 3.63% and extend the expiration date to June 2004.

      The scheduled maturities of long-term debt outstanding at December 31, 2002 are as follows:

Year ended December 31,:

2003 ..............................................................     $  2,631
2004 ..............................................................        2,554
2005 ..............................................................        2,741
2006 ..............................................................        2,943
2007 ..............................................................      102,914
Thereafter ........................................................      143,604

Note 7 -- Income Taxes

      The provision for income taxes for the years ended December 31, 2000, 2001 and 2002 consists of the following:

                                                 2000         2001         2002
                                               -------      -------      -------
Current tax expense:
    Federal .............................      $ 1,634      $ 3,565      $ 7,782
    State ...............................          300          400          540
    Foreign .............................          956        1,201          755
                                               -------      -------      -------
                                                 2,890        5,166        9,077
Deferred income tax expense .............        7,974        8,562       10,664
                                               -------      -------      -------
    Provision for income taxes ..........      $10,864      $13,728      $19,741
                                               =======      =======      =======

      A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes follows:

                                                    2000       2001       2002
                                                  -------    -------    -------
Tax provision at statutory rate based
    on income before income taxes and
    extraordinary loss ........................   $10,562    $13,347    $19,193

Foreign sales corporation/
    Extraterritorial income exclusion .........      (725)      (894)      (949)

State taxes ...................................       180        270        351

Nondeductible intangible amortization .........       321        320         90

Other nondeductible permanent differences .....       200        220        215

Other, net ....................................       326        465        841
                                                  -------    -------    -------

                                                  $10,864    $13,728    $19,741
                                                  =======    =======    =======

      The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2001 and 2002 are as follows:

                                                             2001        2002
                                                           --------    --------
Assets:

      Receivables ......................................   $    225    $     94
      Inventory ........................................        870       2,106
      Deferred compensation ............................        943       1,142
      Employee benefits ................................        428         491
      Additional minimum pension liability .............        597       2,861
      Interest rate swap ...............................      1,106         510
      Other ............................................        164         859
      Net operating losses of acquired subsidiary ......      3,410       2,986
      Valuation allowance for deferred tax assets ......     (3,410)         --
                                                           --------    --------

                                                              4,333      11,049
                                                           --------    --------

Liabilities:

      Goodwill and intangible assets ...................     17,757      28,633
      Depreciation .....................................      4,126       4,558
                                                           --------    --------

                                                             21,883      33,191
                                                           --------    --------

Net liability ..........................................   $(17,550)   $(22,142)
                                                           ========    ========

      Management had established a valuation allowance in prior years to reflect the uncertainty of realizing the benefit of certain net operating loss carryforwards related to an acquisition. During the year-ended December 31, 2002, management determined that a valuation allowance was no longer required, resulting in a reduction in goodwill related to the acquisition.

Note 8 -- Shareholders' Equity

     The shareholders have authorized 500 thousand shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2001 and 2002, no preferred stock had been issued.

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

      In connection with the 1997 acquisition of Linvatec Corporation, we issued to Bristol-Myers Squibb Company a warrant exercisable in whole or in part for up to 1.5 million shares of our common stock at a price of $22.82 per share. On May 6, 2002, we purchased the warrant for $2.0 million in cash and subsequently cancelled it. The purchase resulted in a $2.0 million reduction to paid-in capital.

      On May 29, 2002, we completed a public offering of 3.0 million shares of our common stock. Net proceeds to the Company related to the sale of the shares approximated $66.1 million and were used to reduce indebtedness under our credit facility.

      We have reserved 2.7 million shares of common stock for issuance to employees and directors under four stock option plans (the "Plans") of which approximately 1.3 million shares remain available for grant at December 31, 2002. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

      The following is a summary of incentive stock option activity under the
Plans:

                                                                       Weighted-
                                                            Number      Average
                                                              of       Exercise
                                                            Options      Price
                                                            -------    ---------

Outstanding at December 31, 1999 ........................     2,656       $13.96
        Granted .........................................       684        14.05
        Forfeited .......................................      (209)       17.20
        Exercised .......................................       (72)        6.23
                                                            -------    ---------

Outstanding at December 31, 2000 ........................     3,059        13.91
        Granted .........................................       709        15.59
        Forfeited .......................................       (75)       18.86
        Exercised .......................................      (259)        7.07
                                                            -------    ---------

Outstanding at December 31, 2001 ........................     3,434        14.69
        Granted .........................................       742        23.42
        Forfeited .......................................       (40)       15.27
        Exercised .......................................      (546)        8.88
                                                            -------    ---------

Outstanding at December 31, 2002 ........................     3,590    $   17.27
                                                            =======    =========
Exercisable:
        December 31, 2000 ...............................     1,674    $   12.31
        December 31, 2001 ...............................     1,954        13.59
        December 31, 2002 ...............................     1,875        15.55

                                                                           Stock
                                                           Weighted       Options       Weighted
                     Stock Options         Weighted        Average      Exercisable     Average
    Range of        Outstanding at     Average Remaining   Exercise   at December 31,   Exercise
Exercise Prices    December 31, 2002     Life (Years)       Price          2002          Price
----------------   -----------------   -----------------   --------   ---------------   --------
Less than $10.00                 307                 6.0   $   8.30               260   $   8.14
$10.00 to $15.00                 869                 7.0      13.85               428      13.56
$15.00 to $17.50                 908                 5.7      16.38               689      16.36
$17.50 to $20.00                 515                 7.1      19.02               278      19.22

$20.00 to $22.50                 643                 7.8      21.39               220      20.96
$22.50 to $26.00                 348                 9.4      25.90                --         --

     During 2002 we adopted a shareholder-approved Employee Stock Purchase Plan (the "Employee Plan"), under which we have reserved 1.0 million shares of common stock for issuance to our employees. The Employee Plan provides to employees the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to the lesser of (1)85% of the fair market value of the common stock at the beginning of a semi-annual period and (2) 85% of the fair market value of the common stock at the end of such semi-annual period. During 2003, we issued approximately 28 thousand shares of common stock under the Employee Plan related to 2002. No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 9 -- Business Segments and Geographic Areas

      CONMED's business is organized, managed and internally reported as a single segment comprised of medical instruments and systems used in surgical and other medical procedures. We believe our product lines have similar economic, operating and other related characteristics.

      The following is net sales information by product line:

                                                    2000       2001       2002
                                                  --------   --------   --------
Arthroscopy ...................................   $145,044   $155,650   $161,876
Powered surgical instruments ..................    113,738    114,375    114,302
Patient care ..................................     68,261     69,067     69,753
Electrosurgery ................................     62,459     66,875     69,674
Endoscopy .....................................      6,371     22,755     36,801
Integrated operating room systems .............         --         --        656
                                                  --------   --------   --------

Total .........................................   $395,873   $428,722   $453,062
                                                  ========   ========   ========

      The following is net sales information for geographic areas:

                                                    2000       2001       2002
                                                  --------   --------   --------
United States .................................   $288,514   $306,306   $320,312
Japan .........................................     18,885     18,234     18,820
Canada ........................................     14,624     16,662     15,980
United Kingdom ................................     11,904     15,382     18,625
All other countries ...........................     61,946     72,138     79,325
                                                  --------   --------   --------

Total .........................................   $395,873   $428,722   $453,062
                                                  ========   ========   ========

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2001 and 2002.

Note 10 -- Employee Benefit Plans

      We maintain an employee savings plan and several defined benefit pension plans covering substantially all employees. Total employer contributions to the employee savings plan were $2.4 million, $1.7 million and $2.0 million in 2000, 2001 and 2002, respectively.

      We make annual contributions to the defined benefit pension plans equal to the maximum deduction allowed for federal income tax purposes.

      Net pension cost for 2000, 2001 and 2002 included the following components:

                                                    2000       2001       2002
                                                  -------    -------    -------

Service cost-- benefits earned during
  the period ..................................   $ 2,658    $ 3,622    $ 3,988
Interest cost on projected benefit obligation .     1,608      1,785      2,002
Expected return on plan assets ................    (1,121)    (1,211)    (1,595)
Net amortization and deferral .................        21        166        350
                                                  -------    -------    -------
Net pension cost ..............................   $ 3,166    $ 4,362    $ 4,745
                                                  =======    =======    =======

      The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheets at December 31, 2001 and 2002:

                                                            2001         2002
                                                          --------     --------
Change in benefit obligation
Projected benefit obligation at beginning of year ....    $ 22,949     $ 29,748
Service cost .........................................       3,622        3,988
Interest cost ........................................       1,785        2,002
Actuarial loss (gain) ................................       4,597        1,178
Benefits paid ........................................      (3,205)      (3,277)
                                                          --------     --------
Projected benefit obligation at end of year ..........    $ 29,748     $ 33,639
                                                          --------     --------

Change in plan assets
Fair value of plan assets at beginning of year .......    $ 13,077     $ 16,963
Actual return on plan assets .........................         432       (2,261)
Employer contribution ................................       6,659        6,744
Benefits paid ........................................      (3,205)      (3,277)
                                                          --------     --------
Fair value of plan assets at end of year .............    $ 16,963     $ 18,169
                                                          --------     --------

Change in funded status
Funded status ........................................    $ 12,785     $ 15,470
Unrecognized net actuarial loss ......................      (9,062)     (13,760)
Unrecognized transition liability ....................         (56)         (52)
Unrecognized prior service cost ......................        (140)        (129)
Additional minimum pension liability .................       1,659        7,947
                                                          --------     --------
Accrued pension cost .................................    $  5,186     $  9,476
                                                          ========     ========

      For 2000, 2001 and 2002 actuarial calculation purposes, the weighted average discount rate was 7.5%, 7.0% and 6.75%, respectively, the expected long term rate of return was 8.0% and the rate of increase in future compensation levels was 4.5%, 4.5% and 3.0%, respectively.

Note 11 -- Legal Matters

     From time to time, we have been named as a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. We accrue for contingent losses when the loss is probable and reasonably estimable. Contingent gains are recognized when realized. Certain of these claims are covered by various insurance policies, subject to deductible amounts and maximum policy limits.

Ultimate liability with respect to these contingencies, if any, is not considered to be material to the consolidated financial statements of the Company.

Note 12 -- Non-recurring Items

      During the quarter ended June 2000, we announced we would replace our arthroscopy direct sales force with non-stocking, exclusive sales agent groups in certain geographic regions of the United States. As a result, we incurred a severance charge of $1.5 million, before income taxes, in the second quarter of 2000. This nonrecurring charge is included in selling and administrative expense.

      As discussed in Note 2, during the third and fourth quarters of 2001, we incurred certain charges related to the second Imagyn acquisition. These costs were primarily related to the transition in manufacturing of the Imagyn product lines from Imagyn's Richland, Michigan facility to our manufacturing plants in Utica, New York. Such costs totaled $.9 million and $.7 million, respectively, before income taxes, in each of the third and fourth quarters of 2001. These non-recurring charges are included in cost of sales.

      During the quarter ended September 30, 2002, we entered into a new $200 million senior credit agreement. Deferred financing fees related to the approximately three years remaining on the former senior credit agreement have been written off as an extraordinary charge of $.9 million, net of income taxes, or $.04 per diluted share, on the early extinguishment of debt.

      On March 11, 2003, we agreed to settle a patent infringement case filed by Ludlow Corporation, a subsidiary of Tyco International Ltd. In return for a one-time $1.5 million payment, CONMED has been granted a nonexclusive license to the disputed patents used to manufacture the gels used in certain of our ECG product lines. Accordingly, we recorded a charge to income in the fourth quarter of 2002 for the $1.5 million plus legal costs of approximately $.5 million.

Note 13 -- Guarantees

     We provide service and warranty policies on certain of our products at the time of sale. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

      The changes in the carrying amount of service and product warranties for the year ended December 31, 2002, are as follows:

Balance as of January 1, 2002 ..............................            $ 2,909

Provision for warranties ...................................              4,287
Claims made ................................................             (3,983)
                                                                        -------

Balance as of December 31, 2002 ............................            $ 3,213
                                                                        =======

Note 14-- Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for 2001 and 2002 are as follows:

                                                  Three Months Ended
                                      ------------------------------------------
                                       March       June     September   December
                                      --------   --------   ---------   --------
2001
Net sales .........................   $105,909   $104,171   $ 105,318   $113,324
Gross profit ......................     56,235     54,206      53,986     59,921
Net income ........................      6,003      5,734       5,015      7,654
Net income adjusted for SFAS 142 ..      7,416      7,147       6,428      9,067
EPS:

    Basic .........................        .26        .25         .20        .30
    Basic adjusted for SFAS 142 ...        .32        .31         .26        .36

    Diluted .......................        .26        .25         .20        .30
    Diluted adjusted for SFAS 142 .        .32        .31         .25        .35

                                                  Three Months Ended
                                      ------------------------------------------
                                       March       June     September   December
                                      --------   --------   ---------   --------

2002
Net sales .........................   $113,205   $111,269   $ 113,332   $115,256
Gross profit ......................     59,101     59,558      58,903     59,609
Income before extraordinary loss ..      9,076      8,950       9,167      7,902
Net Income........................       9,076      8,950       8,223      7,902

EPS - before extraordinary loss:
    Basic .........................        .36        .34         .32        .28
    Diluted .......................        .35        .33         .32        .27

EPS-Net income
    Basic .........................        .36        .34         .29        .28
    Diluted .......................        .35        .33         .28        .27



      As discussed in Notes 2 and 12, during the third and fourth quarters of 2001, we incurred certain transition charges related to the second Imagyn acquisition. Such costs totaled $.9 million and $.7 million, respectively, before income taxes, in each of the third and fourth quarters of 2001. These nonrecurring charges are included in cost of sales. As discussed in Note 12, during the fourth quarter of 2002, we incurred a $2.0 million charge, before income taxes, to selling and administrative expense, related to the settlement of a patent infringement case.

Note 15 - Subsequent Events

      On January 13, 2003, we entered into an agreement to acquire the common stock of Bionx Implants, Inc. (the "Bionx acquisition") in a cash transaction valuing Bionx at $4.35 per share. We completed the acquisition on March 10, 2003, paying $46.9 million in cash which we financed through borrowings under our revolving credit facility (Note 6). Bionx develops and manufactures self-reinforced resorbable polymer implants including screws, pins and meniscal implants for use in a variety of orthopedic applications, including sports medicine and fracture fixation. In 2002, Bionx recorded revenues of approximately $18.0 million. The acquired product lines are expected to complement CONMED's existing orthopedic product lines. The purchase price allocation of the Bionx acquisition is still being finalized.

      On March 10, 2003, we entered into an agreement with Bristol-Myers Squibb Company ("BMS") and Zimmer, Inc., ("Zimmer") to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of the agreement, BMS has paid us $9.5 million in cash, which will be recorded as a gain to ordinary income in the first quarter of 2003 net of legal costs.

Note 16 - Guarantor Financial Statements

      Our credit facility and subordinated notes (the "Notes") are guaranteed (the "Subsidiary Guarantees") by each of our subsidiaries (the "Subsidiary Guarantors") except CRC (the "Non-Guarantor Subsidiary"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under the credit facility and the Notes on a joint and several basis. Each Subsidiary Guarantor and Non-Guarantor Subsidiary is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, consolidating balance sheet, statement of income and statement of cash flows for the Parent Company Only, Subsidiary Guarantors and Non-Guarantor Subsidiary and for the Company as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002.

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                December 31, 2001
                                 (in thousands)

                                                 Parent                      Non-
                                                Company     Subsidiary    Guarantor                    Company
                                                  Only      Guarantors    Subsidiary   Eliminations     Total
                                                --------    ----------    ----------   ------------    --------
ASSETS
Current assets:
    Cash and cash equivalents ...............   $     --    $    1,181    $      221   $         --    $  1,402
    Accounts receivable, net ................         --         7,198        43,990             --      51,188
    Inventories .............................     23,045        84,345            --             --     107,390
    Deferred income taxes ...................      1,105            --            --             --       1,105
    Prepaid expenses and other current assets        831         2,633            --             --       3,464
                                                --------    ----------    ----------   ------------    --------
          Total current assets ..............     24,981        95,357        44,211             --     164,549
                                                --------    ----------    ----------   ------------    --------
Property, plant and equipment, net ..........     45,856        45,170            --             --      91,026
Goodwill, net ...............................     86,412       164,728            --             --     251,140
Other intangible assets, net ................      2,808       181,575            --             --     184,383
Other assets ................................    483,167         2,376            --       (475,033)     10,510
                                                --------    ----------    ----------   ------------    --------
    Total assets ............................   $643,224    $  489,206    $   44,211   $   (475,033)   $701,608
                                                ========    ==========    ==========   ============    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current portion of long-term debt .......   $ 72,241    $    1,188    $       --   $         --    $ 73,429
    Accounts payable ........................      5,078        14,799            --             --      19,877
    Accrued compensation ....................      3,979         7,884            --             --      11,863
    Income taxes payable ....................      2,372           135            --             --       2,507
    Accrued interest ........................      4,760            37           157             --       4,954
    Other current liabilities ...............      4,634         2,573            --             --       7,207
                                                --------    ----------    ----------   ------------    --------
        Total current liabilities ...........     93,064        26,616           157             --     119,837
                                                --------    ----------    ----------   ------------    --------

Long-term debt ..............................    241,404        21,096            --                    262,500
Deferred income taxes .......................     18,655            --            --                     18,655
Other long-term liabilities .................      6,467       285,330        41,947       (316,762)     16,982
                                                --------    ----------    ----------   ------------    --------
    Total liabilities .......................    359,590       333,042        42,104       (316,762)    417,974
                                                --------    ----------    ----------   ------------    --------

Shareholders' equity:
    Preferred stock .........................         --            --            --             --          --
    Common stock ............................        253            --            --             --         253
    Paid-in capital .........................    160,757            --         2,000         (2,000)    160,757
    Retained earnings .......................    128,240       158,333           107       (158,440)    128,240
    Accumulated other comprehensive loss ....     (5,197)       (2,169)           --          2,169      (5,197)
    Less common stock in treasury, at cost ..       (419)           --            --             --        (419)
                                                --------    ----------    ----------   ------------    --------
        Total shareholders' equity ..........    283,634       156,164         2,107       (158,271)    283,634
                                                --------    ----------    ----------   ------------    --------
  Total liabilities and shareholders' equity    $643,224    $  489,206    $   44,211   $   (475,033)   $701,608
                                                ========    ==========    ==========   ============    ========

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                December 31, 2002
                                 (in thousands)

                                                 Parent                      Non-
                                                Company     Subsidiary    Guarantor                    Company
                                                  Only      Guarantors    Subsidiary   Eliminations     Total
                                                --------    ----------    ----------   ------------    --------
ASSETS
Current assets:

    Cash and cash equivalents ...............   $  3,824    $    1,516    $      286   $         --    $  5,626
    Accounts receivable, net ................        746        13,397        43,950             --      58,093
    Inventories .............................     25,829        94,614            --             --     120,443
    Deferred income taxes ...................      6,210            --            94             --       6,304
    Prepaid expenses and other current assets        823         2,377            --             --       3,200
                                                --------    ----------    ----------   ------------    --------
          Total current assets ..............     37,432       111,904        44,330             --     193,666
                                                --------    ----------    ----------   ------------    --------
Property, plant and equipment, net ..........     47,327        48,281            --             --      95,608
Goodwill, net ...............................     96,393       166,001            --             --     262,394
Other intangible assets, net ................      3,565       176,706            --             --     180,271
Other assets ................................    498,111         2,406            --       (490,316)     10,201
                                                --------    ----------    ----------   ------------    --------
    Total assets ............................   $682,828    $  505,298    $   44,330   $   (490,316)   $742,140
                                                ========    ==========    ==========   ============    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current portion of long-term debt .......   $  1,284    $    1,347    $       --   $         --    $  2,631
    Accounts payable ........................      4,907        17,167            --             --      22,074
    Accrued compensation ....................      4,052         6,411            --             --      10,463
    Income taxes payable ....................      5,885            --            --             --       5,885
    Accrued interest ........................      3,733            36            25             --       3,794
    Other current liabilities ...............      5,781         7,346            --             --      13,127
                                                --------    ----------    ----------   ------------    --------
        Total current liabilities ...........     25,642        32,307            25             --      57,974
                                                --------    ----------    ----------   ------------    --------

Long-term debt ..............................    234,468        20,288            --                    254,756
Deferred income taxes .......................     28,446            --            --                     28,446
Other long-term liabilities .................      7,333       269,259        41,956       (304,523)     14,025
                                                --------    ----------    ----------   ------------    --------
    Total liabilities .......................    295,889       321,854        41,981       (304,523)    355,201
                                                --------    ----------    ----------   ------------    --------

Shareholders' equity:
    Preferred stock .........................         --            --            --             --          --
    Common stock ............................        289            --            --             --         289
    Paid-in capital .........................    231,831            --         2,000         (2,000)    231,831
    Retained earnings .......................    162,391       184,603           349       (184,952)    162,391
    Accumulated other comprehensive loss ....     (7,153)       (1,159)           --          1,159      (7,153)
    Less common stock in treasury, at cost ..       (419)           --            --             --        (419)
                                                --------    ----------    ----------   ------------    --------
        Total shareholders' equity ..........    386,939       183,444         2,349       (185,793)    386,939
                                                --------    ----------    ----------   ------------    --------
  Total liabilities and shareholders' equity    $682,828    $  505,298    $   44,330   $   (490,316)   $742,140
                                                ========    ==========    ==========   ============    ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          Year Ended December 31, 2000
                                 (in thousands)

                                       Parent
                                       Company   Subsidiary                   Company
                                        Only     Guarantors   Eliminations     Total
                                       -------   ----------   ------------    --------
Net sales ..........................   $73,632   $  322,241   $         --    $395,873
                                       -------   ----------   ------------    --------

Cost of sales ......................    42,461      145,762             --     188,223

Selling and administrative expense .    20,015      108,301             --     128,316

Research and development expense ...     1,907       12,963             --      14,870
                                       -------   ----------   ------------    --------

                                        64,383      267,026             --     331,409
                                       -------   ----------   ------------    --------

Income from operations .............     9,249       55,215             --      64,464

Interest expense, net ..............        --       34,286             --      34,286
                                       -------   ----------   ------------    --------

Income before income taxes .........     9,249       20,929             --      30,178

Provision for income taxes .........     3,330        7,534             --      10,864
                                       -------   ----------   ------------    --------

Income before equity in earnings
  of unconsolidated subsidiaries ...     5,919       13,395             --      19,314

Equity in earnings of unconsolidated
  subsidiaries .....................    13,395           --        (13,395)         --
                                       -------   ----------   ------------    --------

Net income .........................   $19,314   $   13,395   $    (13,395)   $ 19,314
                                       =======   ==========   ============    ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          Year Ended December 31, 2001
                                 (in thousands)

                                          Parent                     Non-
                                          Company   Subsidiary    Guarantor                     Company
                                           Only     Guarantors    Subsidiary    Eliminations     Total
                                          -------   ----------    ----------    ------------    --------
Net sales .............................   $91,609   $  337,113    $       --    $         --    $428,722
                                          -------   ----------    ----------    ------------    --------

Cost of sales .........................    53,534      150,840            --              --     204,374

Selling and administrative expense ....    27,620      113,302          (362)             --     140,560

Research and development expense ......     1,511       13,319            --              --      14,830
                                          -------   ----------    ----------    ------------    --------

                                           82,665      277,461          (362)             --     359,764
                                          -------   ----------    ----------    ------------    --------

Income from operations ................     8,944       59,652           362              --      68,958

Interest expense, net .................        --       30,629           195              --      30,824
                                          -------   ----------    ----------    ------------    --------

Income before income taxes ............     8,944       29,023           167              --      38,134

Provision for income taxes ............     3,220       10,448            60              --      13,728
                                          -------   ----------    ----------    ------------    --------

Income before equity in earnings of
  unconsolidated subsidiaries .........     5,724       18,575           107              --      24,406

Equity in earnings of
    unconsolidated subsidiaries .......    18,682           --            --         (18,682)         --
                                          -------   ----------    ----------    ------------    --------

Net income ............................   $24,406   $   18,575    $      107    $    (18,682)   $ 24,406
                                          =======   ==========    ==========    ============    ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                          Year Ended December 31, 2002
                                 (in thousands)

                                          Parent                     Non-
                                          Company   Subsidiary    Guarantor                     Company
                                           Only     Guarantors    Subsidiary    Eliminations     Total
                                          -------   ----------    ----------    ------------    --------
Net sales .............................  $105,527   $  347,535    $       --    $         --    $453,062
                                         --------   ----------    ----------    ------------    --------

Cost of sales .........................    57,207      158,684            --              --     215,891

Selling and administrative expense ....    33,156      110,097        (1,518)             --     141,735

Research and development expense ......     1,752       14,335            --              --      16,087
                                         --------   ----------    ----------    ------------    --------

                                           92,115      283,116        (1,518)             --     373,713
                                         --------   ----------    ----------    ------------    --------

Income from operations ................    13,412       64,419         1,518              --      79,349

Interest expense, net .................        --       23,373         1,140              --      24,513
                                         --------   ----------    ----------    ------------    --------

Income before income taxes
  and extraordinary loss ..............    13,412       41,046           378              --      54,836

Provision for income taxes ............     4,829       14,776           136              --      19,741
                                         --------   ----------    ----------    ------------    --------

Income before equity in earnings of
  unconsolidated subsidiaries and
  extraordinary loss ..................     8,583       26,270           242              --      35,095

Equity in earnings of
    unconsolidated subsidiaries .......    26,512           --            --         (26,512)         --
                                         --------   ----------    ----------    ------------    --------

Income before extraordinary loss ......    35,095       26,270           242         (26,512)     35,095

Extraordinary loss, net of income taxes       944           --            --              --         944
                                         --------   ----------    ----------    ------------    --------

Net income ............................  $ 34,151   $   26,270    $      242    $    (26,512)   $ 34,151
                                         ========   ==========    ==========    ============    ========

                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          Year Ended December 31, 2000
                                 (in thousands)

                                           Parent
                                          Company     Subsidiary                    Company
                                            Only      Guarantors    Eliminations     Total
                                          --------    ----------    ------------    --------
Net cash flows from operating
 activities ...........................   $ 18,238    $   17,712    $         --    $ 35,950
                                          --------    ----------    ------------    --------

Cash flows from investing activities:
  Distributions from subsidiaries .....     13,618            --         (13,618)         --
  Payments related to business
      acquisitions ....................     (6,042)           --              --      (6,042)
  Purchases of property, plant and
        equipment .....................    (10,940)       (3,110)             --     (14,050)
                                          --------    ----------    ------------    --------
          Net cash provided (used)
             by investing activities ..     (3,364)       (3,110)        (13,618)    (20,092)
                                          --------    ----------    ------------    --------

Cash flows from financing:
    Distributions to parent ...........         --       (13,618)         13,618          --
    Borrowings under revolving
        credit facility ...............     17,000            --              --      17,000
    Proceeds from issuance of
        common stock ..................        449            --              --         449
    Payments on long-term debt ........    (32,921)           --              --     (32,921)
                                          --------    ----------    ------------    --------
          Net cash provided (used) by
           financing activities .......    (15,472)      (13,618)         13,618     (15,472)
                                          --------    ----------    ------------    --------

Effect of exchange rate changes on cash
  and cash equivalents ................         --          (663)             --        (663)
                                          --------    ----------    ------------    --------

Net increase (decrease) in cash and
 cash equivalents .....................       (598)          321              --        (277)

Cash and cash equivalents at
 beginning of period ..................        598         3,149              --       3,747
                                          --------    ----------    ------------    --------

Cash and cash equivalents at
 end of period ........................   $     --    $    3,470    $         --    $  3,470
                                          ========    ==========    ============    ========

                               CONMED CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended December 31, 2001
                                 (in thousands)

                                                  Parent                       Non-
                                                  Company     Subsidiary    Guarantor                      Company
                                                   Only       Guarantors    Subsidiary    Eliminations      Total
                                                 ---------    ----------    ----------    ------------    ---------
Net cash flows from operating
    activities ...............................   $  44,301    $   74,574    $   40,264    $    (81,990)   $  77,149
                                                 ---------    ----------    ----------    ------------    ---------

Cash flows from investing activities:

    Distributions from subsidiaries ..........      71,629            --            --         (71,629)          --
    Note payable from subsidiary .............     (41,947)           --            --          41,947           --
    Net purchases of
        accounts receivable ..................          --            --       (81,990)         81,990           --
    Purchases of property, plant and
        equipment ............................     (10,390)       (4,053)           --              --      (14,443)
                                                 ---------    ----------    ----------    ------------    ---------
          Net cash provided (used)
            by investing activities ..........      19,292        (4,053)      (81,990)         52,308      (14,443)
                                                 ---------    ----------    ----------    ------------    ---------

Cash flows from financing:

    Distributions to parent ..................          --       (71,629)           --          71,629           --
    Note payable to parent company ...........          --            --        41,947         (41,947)          --
    Borrowings under revolving
      credit facility ........................      11,000            --            --              --       11,000
    Proceeds from issuance of
      common stock ...........................       1,830            --            --              --        1,830
    Payments on long-term debt ...............     (76,423)           --            --              --      (76,423)
                                                 ---------    ----------    ----------    ------------    ---------
          Net cash provided (used) by
             financing activities ............     (63,593)      (71,629)       41,947          29,682    $ (63,593)
                                                 ---------    ----------    ----------    ------------    ---------

Effect of exchange rate changes on cash
    and cash equivalents .....................          --        (1,181)           --              --    $  (1,181)
                                                 ---------    ----------    ----------    ------------    ---------

Net increase (decrease) in cash and
    cash equivalents .........................          --        (2,289)          221              --       (2,068)
Cash and cash equivalents at
    beginning of period ......................          --         3,470            --              --        3,470
                                                 ---------    ----------    ----------    ------------    ---------

Cash and cash equivalents at
    end of period ............................   $      --    $    1,181    $      221    $         --    $   1,402
                                                 =========    ==========    ==========    ============    =========

                               CONMED CORPORATION
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          Year Ended December 31, 2002
                                 (in thousands)

                                                  Parent                       Non-
                                                  Company     Subsidiary    Guarantor                      Company
                                                   Only       Guarantors    Subsidiary    Eliminations      Total
                                                 ---------    ----------    ----------    ------------    ---------
Net cash flows from operating
    activities ...............................   $  19,417    $   25,240    $      266    $         --    $  44,923
                                                 ---------    ----------    ----------    ------------    ---------

Cash flows from investing activities:

    Distributions from subsidiaries ..........      17,214            --            --         (17,214)          --
    Payments related to business acquisitions      (17,375)           --            --              --      (17,375)
    Purchases of property, plant and
        equipment ............................      (4,517)       (8,867)           --              --      (13,384)
                                                 ---------    ----------    ----------    ------------    ---------
          Net cash provided (used)
            by investing activities ..........      (4,678)       (8,867)           --         (17,214)     (30,759)
                                                 ---------    ----------    ----------    ------------    ---------

Cash flows from financing:

    Distributions to parent ..................          --       (17,013)           --          17,013           --
    Payments on note payable to parent company          --            --          (201)            201           --
    Net proceeds from issuance of
      common stock ...........................      66,123            --            --              --       66,123
    Net proceeds from exercise of
      stock options ..........................       5,017            --            --              --        5,017
    Repurchase of warrant on common stock ....      (2,000)           --            --              --       (2,000)
    Payments on debt .........................    (183,680)           --            --              --     (183,680)
    Proceeds of debt .........................     105,138            --            --              --      105,138
    Payments related to issuance
      of debt ................................      (1,513)           --            --              --       (1,513)
                                                 ---------    ----------    ----------    ------------    ---------
          Net cash provided (used) by
             financing activities ............     (10,915)      (17,013)         (201)         17,214      (10,915)
                                                 ---------    ----------    ----------    ------------    ---------

Effect of exchange rate changes on cash
    and cash equivalents .....................          --           975            --              --          975
                                                 ---------    ----------    ----------    ------------    ---------

Net increase  in cash and
    cash equivalents .........................       3,824           335            65              --        4,224

Cash and cash equivalents at
    beginning of period ......................          --         1,181           221              --        1,402
                                                 ---------    ----------    ----------    ------------    ---------

Cash and cash equivalents at
    end of period ............................   $   3,824    $    1,516    $      286    $         --    $   5,626
                                                 =========    ==========    ==========    ============    =========

                SCHEDULE VIII--Valuation and Qualifying Accounts
                                 (in thousands)

                                                        Column C
                                                ------------------------
                                                        Additions
                                   Column B     ------------------------
                                 ------------      (1)           (2)                         Column E
          Column A                Balance at    Charged to    Charged to     Column D     --------------
------------------------------   Beginning of   Costs and       Other       ----------    Balance at End
         Description                Period       Expenses      Accounts     Deductions      of Period
------------------------------   ------------   ----------    ----------    ----------    --------------
2002

    Allowance for bad debts ..   $      1,553   $     (144)                 $     (487)   $          922
    Inventory reserves .......   $      8,692   $      776                  $   (2,872)   $        6,596
    Deferred tax asset
      valuation allowance ....   $      3,410                 $   (3,410)   $       --    $           --

2001

    Allowance for bad debts ..   $      1,479   $      514                  $     (440)   $        1,553
    Inventory reserves .......   $      5,221   $      620    $    4,373    $   (1,522)   $        8,692
    Deferred tax asset
      valuation allowance ....   $      3,834                               $     (424)   $        3,410

2000

    Allowance for bad debts ..   $      1,434   $      246                  $     (201)   $        1,479
    Inventory reserves .......   $      7,175   $      520    $      100    $   (2,574)   $        5,221
    Deferred tax asset
      valuation allowance ....   $      4,258                               $     (424)   $        3,834