Form 10-Q
period 2003-05-14
CONMED CORP
filed 2003-05-14
CIK 816956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003              Commission File Number 0-16093

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

Yes |X| No |_|

      The number of shares outstanding of registrant's common stock, as of April 28, 2003 is 28,943,210 shares.

                               CONMED CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

Item Number                                                               Page

   Item 1. Financial Statements

           - Consolidated Condensed Statements
             of Income                                                      1

           - Consolidated Condensed Balance Sheets                          2

           - Consolidated Condensed Statements
             of Cash Flows                                                  3

           - Notes to Consolidated Condensed
             Financial Statements                                           4

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                   16

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                     21

   Item 4. Controls and Procedures                                         21

                          PART II OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                21

   Signatures                                                              22

   Certifications                                                          23

                          PART I FINANCIAL INFORMATION

Item 1.

                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2002         2003
                                                          --------    ---------

Net sales ............................................    $113,205    $ 118,034

Cost of sales ........................................      54,104       56,378
                                                          --------    ---------

Gross profit .........................................      59,101       61,656

Selling and administrative ...........................      34,468       37,145

Research and development .............................       3,824        3,703

Other expense (income) ...............................          --       (7,492)
                                                          --------    ---------

                                                            38,292       33,356

Income from operations ...............................      20,809       28,300

Interest expense .....................................       6,628        5,538
                                                          --------    ---------

Income before income taxes ...........................      14,181       22,762

Provision for income taxes ...........................       5,105        8,194
                                                          --------    ---------

Net income ...........................................    $  9,076    $  14,568
                                                          ========    =========

Per share data:

Net income
     Basic ...........................................    $    .36    $     .50
     Diluted .........................................         .35          .50

Weighted average common shares
     Basic ...........................................      25,397       28,876
     Diluted .........................................      25,969       29,037

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                             (unaudited)
                                                            December 31,      March 31,
                                                                2002             2003
                                                            ------------      ---------
ASSETS
Current assets:
  Cash and cash equivalents ..........................       $   5,626        $   6,250
  Accounts receivable, net ...........................          58,093           60,257
  Inventories ........................................         120,443          125,721
  Deferred income taxes ..............................           6,304            6,321
  Prepaid expenses and other current assets ..........           3,200            3,645
                                                             ---------        ---------
    Total current assets .............................         193,666          202,194
                                                             ---------        ---------
Property, plant and equipment, net ...................          95,608           96,326
Goodwill, net ........................................         262,394          304,530
Other intangible assets, net .........................         180,271          180,209
Other assets .........................................          10,201            9,977
                                                             ---------        ---------
    Total assets .....................................       $ 742,140        $ 793,236
                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..................       $   2,631        $   2,387
  Accounts payable ...................................          22,074           21,851
  Accrued compensation ...............................          10,463            9,484
  Income taxes payable ...............................           5,885            8,260
  Accrued interest ...................................           3,794            1,058
  Other current liabilities ..........................          13,127           15,032
                                                             ---------        ---------
    Total current liabilities ........................          57,974           58,072
                                                             ---------        ---------

Long-term debt .......................................         254,756          282,949
Deferred income taxes ................................          28,446           32,872
Other long-term liabilities ..........................          14,025           14,347
                                                             ---------        ---------
    Total liabilities ................................         355,201          388,240
                                                             ---------        ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
     authorized 500,000 shares; none outstanding .....              --               --
  Common stock, par value $.01 per share;
     100,000,000 shares authorized; 28,808,105 and
      28,915,707 shares issued and outstanding in
      2002 and 2003, respectively ....................             288              290
  Paid-in capital ....................................         231,832          233,613
  Retained earnings ..................................         162,391          176,959
  Accumulated other comprehensive loss ...............          (7,153)          (5,447)
  Less 37,500 shares of common stock in treasury,
    at cost ..........................................            (419)            (419)
                                                             ---------        ---------
    Total shareholders' equity .......................         386,939          404,996
                                                             ---------        ---------
       Total liabilities and shareholders equity .....       $ 742,140        $ 793,236
                                                             =========        =========

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                2002            2003
                                                              --------        --------
Cash flows from operating activities:
  Net income ..........................................       $  9,076        $ 14,568
                                                              --------        --------
  Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation .................................          2,206           2,374
         Amortization .................................          3,197           3,168
         Deferred income taxes ........................          2,758           4,409
         Increase (decrease) in cash flows
             from changes in assets and liabilities:
                     Accounts receivable ..............            289           1,270
                     Inventories ......................         (3,605)         (3,107)
                     Accounts payable .................          6,503          (1,580)
                     Income taxes payable .............           (167)          2,375
                     Accrued compensation .............         (2,607)         (1,943)
                     Accrued interest .................         (3,381)         (2,736)
                     Other assets/liabilities, net ....         (1,918)          1,680
                                                              --------        --------
                                                                 3,275           5,910
                                                              --------        --------
         Net cash provided by operating activities ....         12,351          20,478
                                                              --------        --------

Cash flows from investing activities:
     Payments related to business acquisitions,
         net of cash acquired .........................             --         (48,177)
     Purchases of property, plant, and equipment ......         (3,208)         (1,710)
                                                              --------        --------
         Net cash used by investing activities ........         (3,208)        (49,887)
                                                              --------        --------

Cash flows from financing activities:
  Net proceeds from exercise of stock options .........          1,985             808
  Payments on debt ....................................         (9,938)         (3,051)
  Proceeds of debt ....................................             --          31,000
                                                              --------        --------
         Net cash used by financing activities ........         (7,953)         28,757
                                                              --------        --------

Effect of exchange rate changes
    on cash and cash equivalents ......................             42           1,276
                                                              --------        --------

Net increase in cash and cash equivalents .............          1,232             624

Cash and cash equivalents at beginning of period ......          1,402           5,626
                                                              --------        --------

Cash and cash equivalents at end of period ............       $  2,634        $  6,250
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

Stock-based Compensation

We account  for our  stock-based  compensation  plans  under the  provisions  of
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted average fair value of options granted in the three months ended March 31, 2002 and 2003 was $8.66 and $6.56, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for options granted in the three months ended March 31, 2002 and 2003, respectively: Risk-free interest rates of 2.70% and 2.87%; volatility factors of the expected market price of the Company's common stock of 41.10% and 43.23%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           Three months ended
                                                                March 31,
                                                             2002        2003
                                                           -------     --------

     Net income -- as reported ........................    $ 9,076     $ 14,568
                                                           -------     --------

     Pro forma stock-based employee
       compensation expense, net of related
       income tax effect ..............................       (474)        (524)
                                                           -------     --------

     Net income -- pro forma ..........................    $ 8,602     $ 14,044
                                                           =======     ========

     EPS - as reported:
         Basic.........................................    $   .36     $    .50
         Diluted.......................................    $   .35     $    .50
     EPS - pro forma:
         Basic ........................................    $   .34     $    .49
         Diluted.......................................    $   .33     $    .48

Note 2 - Interim financial information

The statements for the three months ended March 31, 2002 and 2003 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 2003. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Other comprehensive income (loss)

Comprehensive income (loss) consists of the following:

                                                           Three months ended
                                                                March 31,
                                                             2002        2003
                                                           -------     --------

Net income ............................................    $ 9,076     $ 14,568
                                                           -------     --------
Other comprehensive income:
  Foreign currency
    translation adjustment ............................         36        1,313
  Cash flow hedging
    (net of income taxes) .............................        480          393
                                                           -------     --------

  Comprehensive income ................................    $ 9,592     $ 16,274
                                                           =======     ========

Accumulated other comprehensive income (loss) consists of the following:

                                                                                          Accumulated
                                             Minimum        Cumulative        Cash           Other
                                             Pension       Translation        Flow       Comprehensive
                                            Liability      Adjustments       Hedges      Income (loss)
                                            ---------      -----------       ------      -------------
Balance, December 31, 2002 ..........        $(5,086)        $(1,159)        $(908)        $(7,153)
     Foreign currency translation
       adjustments ..................             --           1,313            --           1,313
     Cash flow hedging (net of
       income taxes) ................             --              --           393             393
                                             -------         -------         -----         -------

Balance, March 31, 2003 .............        $(5,086)        $   154         $(515)        $(5,447)
                                             =======         =======         =====         =======

Note 4 - Inventories

The components of inventory are as follows:

                                                    December 31,       March 31,
                                                        2002              2003
                                                    ------------       ---------

Raw materials ..............................          $ 44,701          $ 43,041

Work-in-process ............................            12,869            14,357

Finished goods .............................            62,873            68,323
                                                      --------          --------

      Total ................................          $120,443          $125,721
                                                      ========          ========

Note 5 - Earnings per share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                                              Three months ended
                                                                   March 31,
                                                                2002      2003
                                                               ------    ------
Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) ......................................   25,397    28,876

Effect of dilutive potential
  securities ...............................................      572       161
                                                               ------    ------

Shares used in the calculation
  of Diluted EPS ...........................................   25,969    29,037
                                                               ======    ======

The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated 351 and 2,395 for the three months ended March 31, 2002 and 2003, respectively.

Note 6 - Business acquisitions

On January 13, 2003, we entered into an agreement to acquire the common stock of Bionx Implants, Inc. (the "Bionx acquisition") in a cash transaction valuing Bionx at $4.35 per share. We completed the acquisition on March 10, 2003, paying $47.0 million in cash which we financed through borrowings under our revolving credit facility. The results of Bionx's operations have been included in the financial statements since that date. Bionx develops and manufactures self-reinforced resorbable polymer implants including screws, pins and meniscal implants for use in a variety of orthopedic applications, including sports medicine and fracture fixation. In 2002, Bionx recorded revenues of approximately $18.0 million. The acquired product lines are expected to complement CONMED's existing orthopedic product lines.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The cost of the Bionx acquisition may require adjustment based upon information which is not currently available, principally related to the valuation of inventory. We are also in the process of obtaining a third-party valuation of Bionx; thus the allocation of purchase price, including goodwill, purchased research and development, intangible assets not subject to amortization, intangible assets subject to amortization and related amortization periods have not yet been finalized and are therefore subject to adjustment in future periods. Goodwill associated with the Bionx acquisition is not expected to be deductible for income tax purposes.

Cash...................................................................$    517
Other current assets...................................................   7,083
Property, plant and equipment..........................................   1,382
Other intangible assets................................................   1,217
Goodwill...............................................................  40,458
                                                                       --------

Total assets acquired..................................................  50,657
                                                                       --------

Current liabilities....................................................  (3,120)

Long-term liabilities..................................................    (521)
                                                                       --------

Total liabilities assumed..............................................  (3,641)
                                                                       --------

Net assets acquired....................................................$ 47,016
                                                                       ========

During the quarter ended March 31, 2003, we paid additional purchase consideration related to the December 31, 2002 acquisition of CORE Dynamics, Inc. (the "CORE acquisition") of approximately $1.7 million which resulted in an increase to goodwill and which had been contingent on the satisfactory execution of the plan to transition manufacturing and distribution from CORE's Jacksonville, Florida facility to our facilities in Utica, New York.

During the quarter ended March 31, 2003, we incurred approximately $1.7 million in acquisition expenses related primarily to the CORE and Bionx acquisitions of which $1.3 million has been recorded in other expense (income) and $.4 million has been recorded to cost of sales. The $1.3 million recorded to other expense (income) consists of various acquisition integration costs to wind down CORE operations in Jacksonville, Florida and Bionx operations in Blue Bell, Pennsylvania. The $.4 million recorded to cost of sales consists of the step-up to fair value related to the sale of a portion of the inventory acquired as a result of the CORE and Bionx acquisitions as well as certain training and transition-related costs related to the transfer of CORE's manufacturing operations.

Note 7 - Other expense (income)

Other expense (income) consists of the following:

Gain on settlement of a contractual dispute,
   net of legal costs...................................................($9,000)

Acquisition-related costs...............................................  1,342

Loss on early extinguishments of debt...................................    166
                                                                        -------

Other expense (income), net.............................................($7,492)
                                                                        =======

On March 10, 2003, we entered into an agreement with Bristol-Myers Squibb Company ("BMS") and Zimmer, Inc., ("Zimmer") to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of the agreement, BMS paid us $9.5 million in cash, which has been recorded as a gain on settlement of a contractual dispute net of $.5 million in legal costs.

During the quarter ended March 31, 2003, we incurred approximately $1.7 million in costs related primarily to the CORE acquisition and the Bionx acquisition of which $1.3 million has been recorded in other expense (income) as discussed in
Note 6 to the consolidated condensed financial statements.

During the quarter ended March 31, 2003 we purchased $2.6 million of our 9% senior subordinated notes and recorded expense of $.2 million in premium and unamortized deferred financing costs to other expense (income) related to this purchase.

Note 8 - Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

Balance as of January 1, 2003 ....................................      $262,394

Goodwill acquired ................................................        42,136
                                                                        --------

Balance as of March 31, 2003 .....................................      $304,530
                                                                        ========

Other intangible assets consist of the following:

                                                     December 31, 2002                   March 31, 2003
                                                     -----------------                   --------------
                                                   Gross                              Gross
                                                 Carrying        Accumulated        Carrying        Accumulated
Amortized intangible assets:                      Amount         Amortization         Amount        Amortization
                                                  ------         ------------         ------        ------------
Customer relationships .................        $  96,712         $ (12,725)        $  96,712         $(13,362)

Patents and other intangible assets ....           23,674           (13,534)           24,705          (13,990)

Unamortized intangible assets:

Trademarks and tradenames ..............           86,144                --            86,144               --
                                                ---------         ---------         ---------         --------

                                                $ 206,530         $ (26,259)        $ 207,561         $(27,352)
                                                =========         =========         =========         ========

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 22 years.

Customer relationships are being amortized over 38 years. Patents and other intangible assets are being amortized over a weighted average life of 9 years. The trademarks and tradenames intangible asset has been determined to have an indefinite life and therefore is not amortized.

Amortization   expense  related  to  intangible  assets  which  are  subject  to amortization totaled $1,352 in the three months ended March 31, 2003 and $1,789 in the three months ended March 31, 2002.

The estimated amortization expense for the year ending December 31, 2003 and for each of the five succeeding years is as follows:

          2003                 $5,456
          2004                  4,821
          2005                  4,018
          2006                  3,608
          2007                  3,385
          2008                  3,176

Note 9 - Guarantees

We provide service and warranty policies on certain of our products at the time of sale. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2003 are as follows:

Balance as of January 1, 2003 ......................................    $ 3,213

Provision for warranties ...........................................      1,211
Claims made ........................................................     (1,100)
                                                                        -------

Balance as of March 31, 2003                                            $ 3,324
                                                                        =======

Note 10 - Guarantor financial statements

Our senior  credit  agreement  and Senior  Subordinated  Notes (the "Notes") are guaranteed  (the  "Subsidiary  Guarantees")  by  each of our  subsidiaries  (the
"Subsidiary Guarantors") except CONMED Receivables Corporation (the "Non-Guarantor Subsidiary"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will fully and unconditionally guarantee our obligations under our senior credit agreement and the Notes on a joint and several basis. Each Subsidiary Guarantor and Non-Guarantor Subsidiary is wholly-owned by CONMED Corporation. The following supplemental financial information sets forth on a condensed consolidating basis, condensed consolidating balance sheets, statements of income and statements of cash flows for the Parent Company only, Subsidiary Guarantors and Non-Guarantor Subsidiary and for the Company as of December 31, 2002 and March 31, 2003 and for the three months ended March 31, 2002 and 2003.

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                December 31, 2002
                                 (in thousands)

                                                        Parent                          Non-
                                                        Company        Subsidiary    Guarantor                       Company
                                                         Only          Guarantors    Subsidiary    Eliminations       Total
                                                       ---------       ----------    ----------    ------------     ---------
ASSETS
Current assets:
     Cash and cash equivalents ..................      $   3,824       $   1,516       $   286      $      --       $   5,626
     Accounts receivable, net ...................            746          13,397        43,950             --          58,093
     Inventories ................................         25,829          94,614            --             --         120,443
     Deferred income taxes ......................          6,210              --            94             --           6,304
     Prepaid expenses and other current assets ..            823           2,377            --             --           3,200
                                                       ---------       ---------       -------      ---------       ---------
           Total current assets .................         37,432         111,904        44,330             --         193,666
                                                       ---------       ---------       -------      ---------       ---------
Property, plant and equipment, net ..............         47,327          48,281            --             --          95,608
Goodwill, net ...................................         96,393         166,001            --             --         262,394
Other intangible assets, net ....................          3,565         176,706            --             --         180,271
Other assets ....................................        498,111           2,406            --       (490,316)         10,201
                                                       ---------       ---------       -------      ---------       ---------
     Total assets ...............................      $ 682,828       $ 505,298       $44,330      $(490,316)      $ 742,140
                                                       =========       =========       =======      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..........      $   1,284       $   1,347       $    --      $      --       $   2,631
     Accounts payable ...........................          4,907          17,167            --             --          22,074
     Accrued compensation .......................          4,052           6,411            --             --          10,463
     Income taxes payable .......................          5,885              --            --             --           5,885
     Accrued interest ...........................          3,733              36            25             --           3,794
     Other current liabilities ..................          5,781           7,346            --             --          13,127
                                                       ---------       ---------       -------      ---------       ---------
         Total current liabilities ..............         25,642          32,307            25             --          57,974
                                                       ---------       ---------       -------      ---------       ---------

Long-term debt ..................................        234,468          20,288            --                        254,756
Deferred income taxes ...........................         28,446              --            --                         28,446
Other long-term liabilities .....................          7,333         269,259        41,932       (304,499)         14,025
                                                       ---------       ---------       -------      ---------       ---------
     Total liabilities ..........................        295,889         321,854        41,957       (304,499)        355,201
                                                       ---------       ---------       -------      ---------       ---------

Shareholders' equity:
     Preferred stock ............................             --              --            --             --              --
     Common stock ...............................            288              --            --             --             288
     Paid-in capital ............................        231,832              --         2,000         (2,000)        231,832
     Retained earnings ..........................        162,391         184,603           373       (184,976)        162,391
     Accumulated other comprehensive loss .......         (7,153)         (1,159)           --          1,159          (7,153)
     Less common stock in treasury, at cost .....           (419)             --            --             --            (419)
                                                       ---------       ---------       -------      ---------       ---------
         Total shareholders' equity .............        386,939         183,444         2,373       (185,817)        386,939
                                                       ---------       ---------       -------      ---------       ---------
  Total liabilities and shareholders' equity ....      $ 682,828       $ 505,298       $44,330      $(490,316)      $ 742,140
                                                       =========       =========       =======      =========       =========

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 March 31, 2003
                            (in thousands)(unaudited)

                                                        Parent                          Non-
                                                        Company        Subsidiary    Guarantor                       Company
                                                         Only          Guarantors    Subsidiary    Eliminations       Total
                                                       ---------       ----------    ----------    ------------     ---------
ASSETS
Current assets:
     Cash and cash equivalents ..................      $   4,174       $   1,791       $   285      $      --       $   6,250
     Accounts receivable, net ...................             --          16,607        43,650             --          60,257
     Inventories ................................         27,073          98,648            --             --         125,721
     Deferred income taxes ......................          6,227              --            94             --           6,321
     Prepaid expenses and other
         current assets .........................            914           2,731            --             --           3,645
                                                       ---------       ---------       -------      ---------       ---------
           Total current assets .................         38,388         119,777        44,029             --         202,194
                                                       ---------       ---------       -------      ---------       ---------
Property, plant and equipment, net ..............         47,375          48,951            --             --          96,326
Goodwill, net ...................................         98,095         206,435            --             --         304,530
Other intangible assets, net ....................          3,533         176,676            --             --         180,209
Other assets ....................................        543,274           2,431            --       (535,728)          9,977
                                                       ---------       ---------       -------      ---------       ---------
     Total assets ...............................      $ 730,665       $ 554,270       $44,029      $(535,728)      $ 793,236
                                                       =========       =========       =======      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ..........      $   1,034       $   1,353       $    --      $      --       $   2,387
     Accounts payable ...........................          4,478          17,373            --             --          21,851
     Accrued compensation .......................          3,264           6,220            --             --           9,484
     Income taxes payable .......................          8,260              --            --             --           8,260
     Accrued interest ...........................            797             236            25             --           1,058
     Other current liabilities ..................          4,848          10,184            --             --          15,032
                                                       ---------       ---------       -------      ---------       ---------
         Total current liabilities ..............         22,681          35,366            25             --          58,072
                                                       ---------       ---------       -------      ---------       ---------

Long-term debt ..................................        262,574          20,375            --                        282,949
Deferred income taxes ...........................         32,872              --            --                         32,872
Other long-term liabilities .....................          7,542         307,533        41,613       (342,341)         14,347
                                                       ---------       ---------       -------      ---------       ---------
     Total liabilities ..........................        325,669         363,274        41,638       (342,341)        388,240
                                                       ---------       ---------       -------      ---------       ---------

Shareholders' equity:
     Preferred stock ............................             --              --            --             --              --
     Common stock ...............................            290              --            --             --             290
     Paid-in capital ............................        233,613              --         2,000         (2,000)        233,613
     Retained earnings ..........................        176,959         190,842           391       (191,233)        176,959
     Accumulated other comprehensive
         income (loss) ..........................         (5,447)            154            --           (154)         (5,447)
     Less common stock in
         treasury, at cost ......................           (419)             --            --             --            (419)
                                                       ---------       ---------       -------      ---------       ---------
         Total shareholders' equity .............        404,996         190,996         2,391       (193,387)        404,996
                                                       ---------       ---------       -------      ---------       ---------
  Total liabilities and
           shareholders' equity .................      $ 730,665       $ 554,270       $44,029      $(535,728)      $ 793,236
                                                       =========       =========       =======      =========       =========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended March 31, 2002
                                 (in thousands)
                                   (unaudited)

                                                        Parent                          Non-
                                                        Company        Subsidiary    Guarantor                       Company
                                                         Only          Guarantors    Subsidiary    Eliminations       Total
                                                       ---------       ----------    ----------    ------------     ---------
Net sales .......................................      $  26,299       $  86,906       $    --      $      --       $ 113,205

Cost of sales ...................................         14,003          40,101            --             --          54,104
                                                       ---------       ---------       -------      ---------       ---------

Gross profit ....................................         12,296          46,805            --             --          59,101

Selling and administrative ......................          7,447          27,355          (334)            --          34,468

Research and development ........................            429           3,395            --             --           3,824
                                                       ---------       ---------       -------      ---------       ---------

                                                           7,876          30,750          (334)            --          38,292
                                                       ---------       ---------       -------      ---------       ---------

Income from operations ..........................          4,420          16,055           334             --          20,809

Interest expense ................................             --           6,308           320             --           6,628
                                                       ---------       ---------       -------      ---------       ---------

Income before income taxes ......................          4,420           9,747            14             --          14,181

Provision for income taxes ......................          1,591           3,509             5             --           5,105
                                                       ---------       ---------       -------      ---------       ---------

Income before equity in
     earnings of unconsolidated
     subsidiaries ...............................          2,829           6,238             9             --           9,076

Equity in earnings of
     unconsolidated subsidiaries ................          6,247              --            --         (6,247)             --
                                                       ---------       ---------       -------      ---------       ---------

Net income ......................................      $   9,076       $   6,238       $     9      $  (6,247)      $   9,076
                                                       =========       =========       =======      =========       =========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended March 31, 2003
                                 (in thousands)
                                   (unaudited)

                                                        Parent                          Non-
                                                        Company        Subsidiary    Guarantor                       Company
                                                         Only          Guarantors    Subsidiary    Eliminations       Total
                                                       ---------       ----------    ----------    ------------     ---------
Net sales .......................................      $  29,135       $  88,899       $    --      $      --       $ 118,034

Cost of sales ...................................         16,058          40,320            --             --          56,378
                                                       ---------       ---------       -------      ---------       ---------

Gross profit ....................................         13,077          48,579            --             --          61,656

Selling and administrative ......................          7,933          29,455          (243)            --          37,145

Research and development ........................            481           3,222            --             --           3,703

Other expense (income) ..........................         (8,324)            832            --             --          (7,492)
                                                       ---------       ---------       -------      ---------       ---------

                                                              90          33,509          (243)            --          33,356
                                                       ---------       ---------       -------      ---------       ---------

Income from operations ..........................         12,987          15,070           243             --          28,300

Interest expense ................................             --           5,322           216             --           5,538
                                                       ---------       ---------       -------      ---------       ---------

Income before income taxes ......................         12,987           9,748            27             --          22,762

Provision for income taxes ......................          4,676           3,509             9             --           8,194
                                                       ---------       ---------       -------      ---------       ---------

Income before equity in
     earnings of unconsolidated
     subsidiaries ...............................          8,311           6,239            18             --          14,568

Equity in earnings of
     unconsolidated subsidiaries ................          6,257              --            --         (6,257)             --
                                                       ---------       ---------       -------      ---------       ---------

Net income ......................................      $  14,568       $   6,239       $    18      $  (6,257)      $  14,568
                                                       =========       =========       =======      =========       =========

                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2002
                                 (in thousands)
                                   (unaudited)

                                                        Parent                          Non-
                                                        Company        Subsidiary    Guarantor                       Company
                                                         Only          Guarantors    Subsidiary    Eliminations       Total
                                                       ---------       ----------    ----------    ------------     ---------
Net cash flows from operating
     activities .................................      $   2,761       $   6,090       $ 3,500      $      --       $  12,351
                                                       ---------       ---------       -------      ---------       ---------

Cash flows from investing activities:
     Distributions from subsidiaries ............          6,752              --            --         (6,752)             --
     Purchases of property, plant and
         equipment ..............................         (1,560)         (1,648)           --             --          (3,208)
                                                       ---------       ---------       -------      ---------       ---------
           Net cash provided (used)
             by investing activities ............          5,192          (1,648)           --         (6,752)         (3,208)
                                                       ---------       ---------       -------      ---------       ---------

Cash flows from financing:
     Distributions to parent ....................             --          (4,114)           --          4,114              --
     Repayment on note payable to parent ........             --              --        (2,638)         2,638              --
     Net proceeds from exercise of
       stock options ............................          1,985              --            --             --           1,985
     Payments on debt ...........................         (9,938)             --            --             --          (9,938)
                                                       ---------       ---------       -------      ---------       ---------
           Net cash provided (used) by
              financing activities ..............         (7,953)         (4,114)       (2,638)         6,752          (7,953)
                                                       ---------       ---------       -------      ---------       ---------

Effect of exchange rate changes on cash
     and cash equivalents .......................             --              42            --             --              42
                                                       ---------       ---------       -------      ---------       ---------

Net increase (decrease) in cash and
     cash equivalents ...........................             --             370           862             --           1,232
Cash and cash equivalents at
     beginning of period ........................             --           1,181           221             --           1,402
                                                       ---------       ---------       -------      ---------       ---------

Cash and cash equivalents at
     end of period ..............................      $      --       $   1,551       $ 1,083      $      --       $   2,634
                                                       =========       =========       =======      =========       =========

                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2003
                                 (in thousands)
                                   (unaudited)

                                                        Parent                          Non-
                                                        Company        Subsidiary    Guarantor                       Company
                                                         Only          Guarantors    Subsidiary    Eliminations       Total
                                                       ---------       ----------    ----------    ------------     ---------
Net cash provided by operating activities .......      $  11,059       $   9,101       $   318      $      --       $  20,478
                                                       ---------       ---------       -------      ---------       ---------

Cash flows from investing activities:
     Distributions to subsidiaries ..............        (36,881)             --            --         36,881              --
     Payments related to business
       acquisitions, net of cash acquired .......         (1,678)        (46,499)           --             --         (48,177)
     Purchases of property, plant and
         equipment ..............................           (907)           (803)           --             --          (1,710)
                                                       ---------       ---------       -------      ---------       ---------
           Net cash provided (used)
             by investing activities ............        (39,466)        (47,302)           --         36,881         (49,887)
                                                       ---------       ---------       -------      ---------       ---------

Cash flows from financing:
     Net distributions to parent ................             --          37,200            --        (37,200)             --
     Borrowings on note payable to parent .......             --              --          (319)           319              --
     Net proceeds from exercise
         of stock options .......................            808              --            --             --             808
     Payments on debt ...........................         (3,051)             --            --             --          (3,051)
     Proceeds of debt ...........................         31,000              --            --             --          31,000
                                                       ---------       ---------       -------      ---------       ---------

           Net cash provided (used) by
              financing activities ..............         28,757          37,200          (319)       (36,881)        (28,757)
                                                       ---------       ---------       -------      ---------       ---------

Effect of exchange rate changes on cash
     and cash equivalents .......................             --           1,276            --             --           1,276
                                                       ---------       ---------       -------      ---------       ---------

Net increase (decrease) in cash
  and cash equivalents ..........................            350             275            (1)            --             624
Cash and cash equivalents
  at beginning of period ........................          3,824           1,516           286             --           5,626
                                                       ---------       ---------       -------      ---------       ---------

Cash and cash equivalents
  at end of period ..............................      $   4,174       $   1,791       $   285      $      --       $   6,250
                                                       =========       =========       =======      =========       =========

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under "Risk Factors" in our Annual Report on Form 10-K for the year-ended December 31, 2002 and the following, among others:

o     general economic and business conditions;

o cyclical customer purchasing patterns due to budgetary and other constraints;

o     changes in customer preferences;

o     competition;

o     changes in technology;

o our ability to manufacture product consistently and in a timely manner, especially those products involving delicate or complex manufacturing processes;

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and "Business" in our Annual Report on Form 10-K for the year-ended December 31, 2002 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10K for the year-ended December 31, 2002 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year-ended December 31, 2002 and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the first quarter of 2003.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                              Three Months Ended
                                                                   March 31,
                                                                2002      2003
                                                               -----     -----
                                                                  (unaudited)

Net sales .................................................    100.0%    100.0%
Cost of sales .............................................     47.8      47.8
                                                               -----     -----
      Gross profit ........................................     52.2      52.2
Selling and administrative   ..............................     30.4      31.5
Research and development ..................................      3.4       3.1
Other expense (income) ....................................       --      (6.4)
                                                               -----     -----
      Income from operations ..............................     18.4      24.0
Interest expense  .........................................      5.9       4.8
                                                               -----     -----
      Income before income taxes ..........................     12.5      19.2
Provision for income taxes ................................      4.5       6.9
                                                               -----     -----
      Net Income ..................... ....................      8.0%     12.3%
                                                               =====     =====

Sales for the quarter ended March 31, 2003 were $118.0 million, an increase of 4.2% compared to sales of $113.2 million in the same quarter a year ago. Adjusted for constant foreign currency exchange rates, sales growth in the first quarter of 2003 would have been approximately 2.0% as compared to the same period a year ago.

     o Sales in our orthopedic businesses increased 4.3% to $72.7 million from $69.7 million in the comparable quarter last year.

     o Arthroscopy sales, which represented approximately 57.4% of total first quarter 2003 orthopedic revenues, grew 1.0% to $41.7 million from $41.3 million in the same period a year ago as sales of imaging systems improved while sales of procedure specific and fluid management products were slightly less than the same period a year ago.

     o Powered surgical instrument sales, which represented approximately 42.6% of orthopedic revenues, increased 9.2% to $31.0 million from $28.4 million in the same quarter last year on the strength of our PowerPro(R) battery powered instrument product line.

     o Patient care sales for the three months ended March 31, 2003 were $17.3 million, flat when compared to the same period a year ago as increases in sales of our automatic defibrillator pad and certain other products were offset by decreases in the suction instrument product lines.

     o Electrosurgery sales for the three months ended March 31, 2003 were $16.8 million, flat when compared to the first quarter of last year, as declines in sales of electrosurgical generators offset gains in sales of disposables when compared with the same period a year ago.

     o Sales of endoscopy products increased 13.8% to $10.7 million in the three months ended March 31, 2003 from $9.4 million in the same period a year ago as a result of the CORE acquisition.

Cost of sales increased to $56.4 million in the first quarter 2003 as compared to $54.1 million in the same quarter a year ago, primarily as a result of the increased sales volumes described above while gross margin percentage remained at 52.2% in the first quarter of 2003, the same as in the first quarter of 2002. Included in cost of sales during the quarter ended March 31, 2003 were approximately $.4 million in acquisition-related costs.

Selling and administrative expense increased to $37.1 million in the first quarter of 2003 as compared to $34.5 million in the first quarter of 2002. As a percentage of sales, selling and administrative expense totaled 31.5% in the first quarter of 2003 compared to 30.4% in the first quarter of 2002. The increase in selling and administrative expense as a percentage of sales is due principally to increased marketing costs associated with recently launched product lines including the integrated operating room systems product lines, PowerPro(R), and new electrosurgical generators.

Research and development expense decreased to $3.7 million in the first quarter of 2003 as compared to $3.8 million in the first quarter of 2002. As a percentage of sales, research and development expense also decreased to 3.1% in the current quarter compared to 3.4% in the same quarter a year ago but remains within the range of our historical percentages.

As discussed in Note 7 to the consolidated condensed financial statements, other income is comprised of a net gain on settlement of a contractual dispute of $9.0 million offset by acquisition-related costs of $1.3 million and the loss of $.2 million on the early extinguishment of debt. There was no other income in the comparable quarter in 2002.

Interest expense in the first quarter of 2003 was $5.5 million compared to $6.6 million in the first quarter of 2002. The decrease in interest expense is primarily a result of lower total borrowings outstanding during the current quarter as compared to the same period a year ago, as borrowings have declined to $285.3 million at March 31, 2003 as compared to $326.0 million at March 31, 2002. Additionally, the weighted average interest rates on our borrowings has declined to 5.91% at March 31, 2003 as compared to 6.25% at March 31, 2002.

Provision for income taxes has been recorded at an effective rate of 36% for the first quarter 2003 and 2002. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the Company's financial statements for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

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

The senior credit agreement consists of a $100 million term loan and a $100 million revolving credit facility of which $99.5 million and $36.0 million, respectively, was outstanding at March 31, 2003. The weighted average interest rates at March 31, 2003 on the term loan and revolving credit facility were 4.09% and 5.75%, respectively.

The Senior Subordinated Notes (the "Notes") are in aggregate principal amount outstanding at March 31, 2003, of $127.4 million, have a maturity date of March 15, 2008 and bear interest at 9.0% per annum which is payable semi-annually. The Notes are redeemable for cash at anytime on or after March 15, 2003, at our option, in whole or in part, at the redemption prices set forth therein, plus accrued and unpaid interest to the date of redemption. During the quarter ended March 31, 2003, we purchased $2.6 million of our Notes at 104.5% and recorded expense of $.2 million in premium and unamortized deferred financing costs as discussed in Note 7 to the consolidated condensed financial statements. On March 12, 2003, we served notice to the trustee for the Notes that we would redeem $15.0 million par value of the Notes, on May 1, 2003, at the redemption price of 104.5%, for a total redemption price of $15.7 million, plus accrued and unpaid interest. We redeemed those Notes on May 1, 2003 through borrowings under our revolving credit facility. The premium paid on the Notes will be recorded as a charge to operating income in the second quarter of 2003. Although the outstanding Notes do not mature until 2008, we continue to review alternatives for redeeming the remaining outstanding Notes, including the addition of a term loan tranche under the senior credit agreement to redeem all outstanding Notes at the applicable redemption price.

We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50%, a Class C note bearing interest at 8.25% and a seller-financed note bearing interest at 6.50%. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $10.7 million, $7.1 million and $3.9 million, respectively, at March 31, 2003.

We have a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit (the "conduit purchaser"). As of December 31, 2002 and March 31, 2003, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $37.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.

Our net working capital position was $144.1 million at March 31, 2003 as compared to $135.7 million at December 31, 2002. Net cash provided by operations increased to $20.5 million in the three months ended March 31, 2003 compared to $12.4 million for the same period a year ago, principally as a result of the $9.0 million gain on the settlement of a contractual dispute discussed in Note 7 to the consolidated financial statements.

Net cash provided by operations in the first quarter of 2003 was positively impacted by depreciation, amortization and increases in income taxes payable and deferred income taxes and negatively impacted primarily by increases in inventory and decreases in accounts payable, accrued compensation and accrued interest. The increase in inventory is a result of the Bionx acquisition discussed in Note 6 to the consolidated condensed financial statements. The increases in income taxes payable and deferred income taxes and decreases in accounts payable, accrued compensation and accrued interest are primarily related to the timing of the payment of these liabilities.

Capital expenditures in the three months ended March 31, 2003 were $1.7 million compared to $3.2 million in the same period a year ago. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at the rate of approximately $12.0 to $14.0 million annually. Net cash used by investing activities in the three months ended March 31, 2003 also included $48.2 million in payments related to business acquisitions, net of cash acquired, of which $46.5 million related to the Bionx acquisition and the remainder related to the CORE acquisition as discussed in Note 6 to the consolidated condensed financial statements.

Financing activities in the three months ended March 31, 2003 consisted of payments on our debt of $3.1 million and borrowings on our revolving credit facility of $31.0 million in order to finance the Bionx acquisition. Proceeds from the exercise of stock options in the three months ended March 31, 2003 totaled $.8 million.

Management believes that cash generated from operations, our current cash resources and funds available under our new senior credit agreement will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

There were no capital lease obligations or unconditional purchase obligations as of March 31, 2003. The following table summarizes our contractual obligations related to operating leases and long-term debt as of March 31, 2003:

                                               (Amounts in thousands)
                            2003       2004       2005       2006        2007      Thereafter
                           ------     ------     ------     ------     --------    ----------
Long-term debt .......     $2,072     $2,554     $2,741     $2,943     $133,914     $141,112
Operating lease
  obligations ........      1,783      1,589      1,310      1,238        1,259        3,173
                           ------     ------     ------     ------     --------     --------
Total contractual
  cash obligations ...     $3,855     $4,143     $4,051     $4,182     $135,174     $144,284
                           ======     ======     ======     ======     ========     ========

New Accounting Pronouncements

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

In April 2003, FAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS No. 149 will be applicable for us in our third quarter 2003. We are reviewing FAS No. 149 to determine its impact, if any, on future reporting periods, and do not currently anticipate any material accounting or disclosure requirement under the provisions of the statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposures to market risk during the three months ended March 31, 2003. For a detailed discussion of market risk, see our Annual Report on Form 10K for the year-ended December 31, 2002, Part II,
Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits

None

Reports on Form 8-K

On April 29, 2003,  the Company filed a Report on Form 8-K furnishing as Exhibit
99.1 under Item 7, an April 24, 2003 press release announcing first quarter results.

On May 1, 2003, the Company filed a Report on Form 8-K under Item 5, a supplement to the discussion under Liquidity and Capital Resources included in our Form 10-K for the year-ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CONMED CORPORATION
                                                  (Registrant)

Date: May 12, 2003


                                        /s/ Robert D. Shallish, Jr.
                                        ----------------------------------------
                                        Robert D. Shallish, Jr.
                                        Vice President - Finance
                                        (Principal Financial Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003


                                        /s/ Robert D. Shallish Jr.
                                        ----------------------------------------
                                        Robert D. Shallish, Jr.
                                        Vice President - Finance and
                                        Chief Financial Officer