Form 10-Q/A
period 2003-03-31
CONMED CORP
filed 2003-08-14
CIK 816956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No.1)

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

                               CONMED CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-Q/A

Explanatory Note

This Amendment No. 1 to CONMED Corporation's Quarterly Report on Form 10-Q/A includes unaudited restated consolidated condensed financial statements as of March 31, 2003 and for the three months ended March 31, 2003. The purpose of this restatement is to reflect in our results of operations for the three months ended March 31, 2003, the purchase price allocation of our March 10, 2003 purchase of Bionx Implants, Inc. The purchase price allocation, which we arrived at with the assistance of a third party valuation, resulted in a $7.9 million write-off of purchased in-process research and development assets. Information regarding the restatement is included in Note 1 to the consolidated condensed financial statements. The items amended in this 10-Q/A are Items 1, 2 and 4.

                          PART I FINANCIAL INFORMATION

    Item Number                                                             Page

         Item 1.  Financial Statements

                  - Consolidated Condensed Statements
                    of Income                                                 1

                  - Consolidated Condensed Balance Sheets                     2

                  - Consolidated Condensed Statements
                    of Cash Flows                                             3

                  - Notes to Consolidated Condensed
                    Financial Statements                                      4

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                              20

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                29

         Item 4.  Controls and Procedures                                    29

                            PART II OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           29

         Signatures                                                          30

                          PART I FINANCIAL INFORMATION

Item 1.

                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                                  Three Months Ended
                                                  ------------------
                                                       March 31,
                                                       ---------
                                                               Restated
                                                               --------
                                                  2002           2003
                                                --------      ---------
Net sales ................................      $113,205      $ 118,034

Cost of sales ............................        54,104         56,378
                                                --------      ---------

Gross profit .............................        59,101         61,656

Selling and administrative ...............        34,468         37,145

Research and development .................         3,824          3,703

Write-off of purchased in-process research
    and development assets ...............            --          7,900

Other expense (income) ...................            --         (7,492)
                                                --------      ---------

                                                  38,292         41,256

Income from operations ...................        20,809         20,400

Interest expense .........................         6,628          5,538
                                                --------      ---------

Income before income taxes ...............        14,181         14,862

Provision for income taxes ...............         5,105          8,194
                                                --------      ---------

Net income ...............................      $  9,076      $   6,668
                                                ========      =========

Per share data:

Net income
    Basic ................................      $    .36      $     .23
    Diluted ..............................           .35            .23

Weighted average common shares*
    Basic ................................        25,397         28,876
    Diluted ..............................        25,969         29,037

*     Not restated.

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                                        Restated
                                                                        --------
                                                     December 31,       March 31,
                                                         2002             2003
                                                         ----             ----
ASSETS
Current assets:
  Cash and cash equivalents .....................      $   5,626       $   6,250
  Accounts receivable, net ......................         58,093          60,257
  Inventories ...................................        120,443         125,922
  Deferred income taxes .........................          6,304           6,321
  Prepaid expenses and other current assets .....          3,200           3,645
                                                       ---------       ---------
    Total current assets ........................        193,666         202,395
                                                       ---------       ---------
Property, plant and equipment, net ..............         95,608          97,403
Goodwill ........................................        262,394         286,484
Other intangible assets, net ....................        180,271         194,631
Other assets ....................................         10,201           9,977
                                                       ---------       ---------
    Total assets ................................      $ 742,140       $ 790,890
                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .............      $   2,631       $   2,387
  Accounts payable ..............................         22,074          21,851
  Accrued compensation ..........................         10,463           9,484
  Income taxes payable ..........................          5,885           8,260
  Accrued interest ..............................          3,794           1,058
  Other current liabilities .....................         13,127          15,032
                                                       ---------       ---------
    Total current liabilities ...................         57,974          58,072
                                                       ---------       ---------

Long-term debt ..................................        254,756         282,949
Deferred income taxes ...........................         28,446          38,426
Other long-term liabilities .....................         14,025          14,347
                                                       ---------       ---------
    Total liabilities ...........................        355,201         393,794
                                                       ---------       ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding .             --              --
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 28,808,105 and
      28,915,707 shares issued and outstanding in
      2002 and 2003, respectively ...............            288             290
  Paid-in capital ...............................        231,832         233,613
  Retained earnings .............................        162,391         169,059
  Accumulated other comprehensive loss ..........         (7,153)         (5,447)
  Less 37,500 shares of common stock in treasury,
    at cost .....................................           (419)           (419)
                                                       ---------       ---------
    Total shareholders' equity ..................        386,939         397,096
                                                       ---------       ---------
      Total liabilities and shareholders equity .      $ 742,140       $ 790,890
                                                       =========       =========

            See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 Three Months Ended
                                                                 ------------------
                                                                     March 31,
                                                                     ---------
                                                                             Restated
                                                                             --------
                                                                2002           2003
                                                                ----           ----
Cash flows from operating activities:
  Net income ...........................................      $  9,076       $  6,668
                                                              --------       --------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation ...................................         2,206          2,374
        Amortization ...................................         3,197          3,168
        Deferred income taxes ..........................         2,758          4,409
        Write-off of purchased in-process research and
            development assets .........................            --          7,900
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Accounts receivable ..................           289          1,270
                  Inventories ..........................        (3,605)        (3,107)
                  Accounts payable .....................         6,503         (1,580)
                  Income taxes payable .................          (167)         2,375
                  Accrued compensation .................        (2,607)        (1,943)
                  Accrued interest .....................        (3,381)        (2,736)
                  Other assets/liabilities, net ........        (1,918)         1,680
                                                              --------       --------
                                                                 3,275         13,810
                                                              --------       --------
        Net cash provided by operating activities ......        12,351         20,478
                                                              --------       --------

Cash flows from investing activities:
    Payments related to business acquisitions,
        net of cash acquired ...........................            --        (48,177)
    Purchases of property, plant, and equipment ........        (3,208)        (1,710)
                                                              --------       --------
        Net cash used by investing activities ..........        (3,208)       (49,887)
                                                              --------       --------

Cash flows from financing activities:
  Net proceeds from exercise of stock options ..........         1,985            808
  Payments on debt .....................................        (9,938)        (3,051)
  Proceeds of debt .....................................            --         31,000
                                                              --------       --------
        Net cash provided (used) by financing activities        (7,953)        28,757
                                                              --------       --------

Effect of exchange rate changes
    on cash and cash equivalents .......................            42          1,276
                                                              --------       --------

Net increase in cash and cash equivalents ..............         1,232            624

Cash and cash equivalents at beginning of period .......         1,402          5,626
                                                              --------       --------

Cash and cash equivalents at end of period .............      $  2,634       $  6,250
                                                              ========       ========

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       (in thousands except share amounts)
                                   (unaudited)

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

Restatement

The purpose of the restatement described below is to reflect in our consolidated condensed financial statements for the quarter ended March 31, 2003, the purchase price allocation of our March 10, 2003 acquisition of Bionx Implants, Inc. (the "Bionx acquisition"). The purchase price allocation was arrived at with the assistance of a third party valuation. The impact of the restatement on the consolidated condensed statement of income for the quarter ended March 31, 2003, is to recognize expense of $7.9 million to write-off the purchased in-process research and development assets acquired as a result of the Bionx acquisition. No benefit for income taxes has been recorded on the write-off of the purchased in-process research and development assets as these costs are not deductible for income tax purposes. A summary of the impact of the restatement on the consolidated condensed statement of income for the three months ended March 31, 2003 is as follows:

                                                       As
                                                   Previously                     As
                                                    Reported    Adjustment     Restated
                                                    --------    ----------     --------
Consolidated Condensed Statement of Income Data
For the Quarter Ended March 31, 2003:

Write-off of purchased in-process
  Research and development assets .............      $    --      $ 7,900       $ 7,900

Income from operations ........................       28,300       (7,900)       20,400

Income before income taxes ....................       22,762       (7,900)       14,862

Net income ....................................      $14,568      $(7,900)      $ 6,668

Net income per share:

         Basic ................................      $   .50      $  (.27)      $   .23
         Diluted ..............................          .50         (.27)          .23

The impact of the restatement on the consolidated condensed balance sheets, apart from the in-process research and development write-off, is the reclassification of a portion of the purchase price from goodwill to inventory, property, plant and equipment and other intangible assets as shown above. We have also recognized a deferred income tax liability based on the difference between the financial statement and tax basis of assets and liabilities acquired as a result of the Bionx acquisition. A summary of the impact of the restatement on the consolidated condensed balance sheet at March 31, 2003 is as follows:

                                                 As
                                             Previously                        As
                                              Reported      Adjustment      Restated
                                              --------      ----------      --------
Consolidated Condensed Balance Sheet Data
As of March 31, 2003:

Inventories .............................      $125,721      $    201       $125,922
Property, plant and equipment, net ......        96,326         1,077         97,403
Goodwill ................................       304,530       (18,046)       286,484
Other intangible assets, net ............       180,209        14,422        194,631
Total assets ............................      $793,236      $ (2,346)      $790,890

Deferred income taxes ...................      $ 32,872      $  5,554       $ 38,426
Total liabilities .......................      $388,240      $  5,554       $393,794

Retained earnings .......................      $176,959      $ (7,900)      $169,059
Total shareholders' equity ..............      $404,996      $ (7,900)      $397,096

The impact of the restatement on the consolidated condensed statement of cash flows is to reduce net income by the $7.9 million write-off of the purchased in-process research and development assets and increase non-cash expense related to the write-off by $7.9 million. The restatement had no effect on net cash provided by operating activities for the three months ended March 31, 2003. A summary of the impact of the restatement on the consolidated condensed statement of cash flows for the three months ended March 31, 2003 is as follows:

                                                      As
                                                  Previously                     As
                                                   Reported     Adjustment    Restated
                                                   --------     ----------    --------
Consolidated Condensed Statement of Cash Flows
Data as of March 31, 2003:

Net income ...................................      $14,568      $(7,900)      $ 6,668

Write-off of purchased in-process
  research and development assets ............      $    --      $ 7,900       $ 7,900

Net cash provided by operating activities ....      $20,478      $    --       $20,478

The Bionx acquisition and the related purchased in-process research and development write-off are described more fully in Note 6 to the consolidated condensed financial statements.

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               Three months ended
                                                    March 31,
                                                             Restated
                                                             --------
                                               2002            2003
                                               ----            ----

Net income -- as reported ............      $   9,076       $   6,668
                                            ---------       ---------

Pro forma stock-based employee
  compensation expense, net of related
  income tax effect ..................           (474)           (524)
                                            ---------       ---------

Net income -- pro forma ..............      $   8,602       $   6,144
                                            =========       =========

EPS - as reported:
    Basic ............................      $     .36       $     .23
    Diluted ..........................      $     .35       $     .23

EPS - pro forma:
    Basic ............................      $     .34       $     .21
    Diluted ..........................      $     .33       $     .21

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

Note 3 - Other comprehensive income (loss)

Comprehensive income (loss) consists of the following:

                                                          Three months ended
                                                               March 31,
                                                                         Restated
                                                                         --------
                                                         2002              2003
                                                         ----              ----
Net income .................................            $9,076            $6,668
                                                        ------            ------
Other comprehensive income:
  Foreign currency
    translation adjustment .................                36             1,313
  Cash flow hedging
    (net of income taxes) ..................               480               393
                                                        ------            ------

  Comprehensive income .....................            $9,592            $8,374
                                                        ======            ======

Accumulated other comprehensive income (loss) consists of the following:

                                                                                    Accumulated
                                        Minimum       Cumulative         Cash          Other
                                        Pension       Translation        Flow       Comprehensive
                                       Liability      Adjustments       Hedges      Income (loss)
                                       ---------      -----------       ------      -------------
Balance, December 31, 2002 .....        $(5,086)        $(1,159)        $(908)        $(7,153)
    Foreign currency translation
      adjustments ..............             --           1,313            --           1,313
    Cash flow hedging (net of
      income taxes) ............             --              --           393             393
                                        -------         -------         -----         -------

Balance, March 31, 2003 ........        $(5,086)        $   154         $(515)        $(5,447)
                                        =======         =======         =====         =======

Note 4 - Inventories

The components of inventory are as follows:

                                                 December 31,           March 31,
                                                                        Restated
                                                                        --------
                                                    2002                  2003
                                                    ----                  ----
Raw materials ......................              $ 44,701              $ 43,041

Work-in-process ....................                12,869                14,357

Finished goods .....................                62,873                68,524
                                                  --------              --------

            Total ..................              $120,443              $125,922
                                                  ========              ========

Note 5 - Earnings per share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                                           Three months ended
                                                                March 31,
                                                         2002              2003
                                                         ----              ----
Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) ......................            25,397            28,876

Effect of dilutive potential
  securities ...............................               572               161
                                                        ------            ------

Shares used in the calculation
  of Diluted EPS ...........................            25,969            29,037
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

Pro forma statements of income for the three months ended March 31, 2002 and 2003, assuming the Bionx acquisition occurred as of January 1, 2002 are presented below. The pro forma net income and earnings per share for each period presented exclude the $7.9 million write-off of purchased in-process research and development assets discussed below.

                                                     Three months ended
                                                           March 31,
                                                2002                     2003
                                                ----                     ----

Net sales ....................              $   117,971              $   121,716

Net income ...................              $     8,731              $    14,004

Basic EPS ....................              $       .34              $       .48
Diluted EPS ..................                      .34                      .48

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition based on a third-party valuation. Goodwill and identifiable intangible assets associated with the Bionx acquisition are not deductible for income tax purposes.

                                                              Restated
                                                              --------

Cash.................................................         $   517
Other current assets.................................           7,284
Property, plant and equipment........................           2,459
In-process research and development..................           7,900
Identifiable intangible assets.......................          15,700
Goodwill.............................................          22,351
                                                              -------

Total assets acquired................................          56,211
                                                              -------

Current liabilities..................................          (3,120)
Deferred income taxes................................          (5,554)
Other long-term liabilities..........................            (521)
                                                              -------

Total liabilities assumed............................          (9,195)
                                                              -------

Net assets acquired..................................         $47,016
                                                              =======

Based on the third-party valuation, $7.9 million of the purchase price represents the estimated fair value of projects that, as of the acquisition date had not reached technological feasibility and had no alternative future use. Accordingly, this amount of purchased in-process research and development assets was written-off to other expense in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". No benefit for income taxes has been recorded on the write-off of purchased in-process research and development assets as these costs are not deductible for income tax purposes.

The purchased in-process research and development value relates to next generation sports medicine and orthopedic products, which are expected to be released between the second quarter of 2003 and fourth quarter of 2004. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new materials technology for sports medicine and orthopedic applications.

The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales. The estimated net cash flows were discounted using a discount rate of 22%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry and adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man-hours and complexity of the work completed versus to be completed and other risks associated with achieving technological feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $5.5 million and the remaining costs to complete these projects were approximately $3.3 million as of the acquisition date.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technologies and products based on the data from clinical trials and obtaining the necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Of the $15.7 million of acquired intangible assets, $.8 million were assigned to registered trademarks and are not subject to amortization. The remaining $14.9 million of acquired intangible assets have a weighted average useful life of 20 years. The intangible assets that make up that amount include $9.0 million of customer relationships (38 year weighted average useful life), $5.4 million of core technology (12 year weighted average useful life) and $.5 million of distributor relationships (7 year weighted average useful life).

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

During the quarter ended March 31, 2003, we incurred approximately $1.7 million in other acquisition expenses related primarily to the CORE and Bionx acquisitions of which $1.3 million has been recorded in other expense and $.4 million has been recorded to cost of sales. The $1.3 million recorded to other expense consists of various acquisition integration costs to wind down CORE operations in Jacksonville, Florida and Bionx operations in Blue Bell, Pennsylvania. The $.4 million recorded to cost of sales consists of the step-up to fair value related to the sale of a portion of the inventory acquired as a result of the CORE and Bionx acquisitions as well as certain training and transition-related costs related to the transfer of CORE's manufacturing operations.

Note 7 - Other expense (income)

Other expense (income) consists of the following:

Gain on settlement of a contractual dispute,
         net of legal costs...................................         ($9,000)

Acquisition-related costs.....................................           1,342

Loss on early extinguishments of debt.........................             166
                                                                       -------

         Other expense (income)...............................         $(7,492)
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

During the quarter ended March 31, 2003, we incurred approximately $1.7 million in costs related primarily to the CORE acquisition and the Bionx acquisition of which $1.3 million has been recorded in other expense as discussed in Note 6 to the consolidated condensed financial statements.

During the quarter ended March 31, 2003 we purchased $2.6 million of our 9% senior subordinated notes and recorded expense of $.2 million in premium and unamortized deferred financing costs to other expense related to this purchase.

Note 8 - Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                                                                      Restated
                                                                      --------

Balance as of January 1, 2003...................................     $ 262,394

Goodwill acquired ..............................................        24,090
                                                                     ---------

Balance as of March 31, 2003....................................     $ 286,484
                                                                     =========

Other intangible assets consist of the following:

                                                                    December 31, 2002                 March 31, 2003
                                                                    -----------------                 --------------
                                                                 Gross                            Gross
                                                               Carrying        Accumulated       Carrying        Accumulated
Amortized intangible assets:                                    Amount        Amortization        Amount         Amortization
                                                                ------        ------------        ------         ------------
                                                                                                 Restated
                                                                                                 --------
Customer relationships...............................          $ 96,712         $(12,725)        $ 105,712         $(13,362)

Patents and other intangible assets..................            23,674          (13,534)           29,327          (13,990)

Unamortized intangible assets:

Trademarks and tradenames............................            86,144               --            86,944               --
                                                               --------         --------          --------         --------

                                                               $206,530         $(26,259)         $221,983         $(27,352)
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

Amortization expense related to intangible assets which are subject to amortization totaled $1,352 in the three months ended March 31, 2003 and $1,789 in the three months ended March 31, 2002 and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2003 and for each of the five succeeding years is as follows:

                                Restated
                                --------

               2003              $5,978
               2004               5,579
               2005               4,776
               2006               4,366
               2007               4,143
               2008               3,934

Note 9 -- Guarantees

We provide service and warranty policies on certain of our products at the time of sale. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2003 are as follows:

Balance as of January 1, 2003........................           $ 3,213

Provision for warranties.............................             1,211
Claims made..........................................            (1,100)
                                                                -------

Balance as of March 31, 2003                                    $ 3,324
                                                                =======

Note 10 - New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. This Statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in Accounting Principles Board ("APB") Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. We adopted this pronouncement during 2003. As a result we will reclassify the extraordinary loss recognized in the third quarter of 2002 related to the refinancing of debt to ordinary income in the 2003 annual and interim financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This pronouncement has not had an impact on our financial condition or results of operations during 2003.

In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. FIN 45 has not had a material accounting impact on our financial condition or results of operations during 2003.

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

Note 11 - Guarantor financial statements

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

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                December 31, 2002
                                 (in thousands)

                                                     Parent                        Non-
                                                     Company      Subsidiary     Guarantor                       Company
                                                      Only        Guarantors    Subsidiary    Eliminations        Total
                                                      ----        ----------    ----------    ------------        -----
ASSETS
Current assets:
    Cash and cash equivalents ...............      $   3,824       $   1,516       $   286      $      --       $   5,626
    Accounts receivable, net ................            746          13,397        43,950             --          58,093
    Inventories .............................         25,829          94,614            --             --         120,443
    Deferred income taxes ...................          6,210              --            94             --           6,304
    Prepaid expenses and other current assets            823           2,377            --             --           3,200
                                                   ---------       ---------       -------      ---------       ---------
          Total current assets ..............         37,432         111,904        44,330             --         193,666
                                                   ---------       ---------       -------      ---------       ---------
Property, plant and equipment, net ..........         47,327          48,281            --             --          95,608
Goodwill, net ...............................         96,393         166,001            --             --         262,394
Other intangible assets, net ................          3,565         176,706            --             --         180,271
Other assets ................................        498,111           2,406            --       (490,316)         10,201
                                                   ---------       ---------       -------      ---------       ---------
    Total assets ............................      $ 682,828       $ 505,298       $44,330      $(490,316)      $ 742,140
                                                   =========       =========       =======      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .......      $   1,284       $   1,347       $    --      $      --       $   2,631
    Accounts payable ........................          4,907          17,167            --             --          22,074
    Accrued compensation ....................          4,052           6,411            --             --          10,463
    Income taxes payable ....................          5,885              --            --             --           5,885
    Accrued interest ........................          3,733              36            25             --           3,794
    Other current liabilities ...............          5,781           7,346            --             --          13,127
                                                   ---------       ---------       -------      ---------       ---------
        Total current liabilities ...........         25,642          32,307            25             --          57,974
                                                   ---------       ---------       -------      ---------       ---------

Long-term debt ..............................        234,468          20,288            --                        254,756
Deferred income taxes .......................         28,446              --            --                         28,446
Other long-term liabilities .................          7,333         269,259        41,932       (304,499)         14,025
                                                   ---------       ---------       -------      ---------       ---------
    Total liabilities .......................        295,889         321,854        41,957       (304,499)        355,201
                                                   ---------       ---------       -------      ---------       ---------

Shareholders' equity:
    Preferred stock .........................             --              --            --             --              --
    Common stock ............................            288              --            --             --             288
    Paid-in capital .........................        231,832              --         2,000         (2,000)        231,832
    Retained earnings .......................        162,391         184,603           373       (184,976)        162,391
    Accumulated other comprehensive loss ....         (7,153)         (1,159)           --          1,159          (7,153)
    Less common stock in treasury, at cost ..           (419)             --            --             --            (419)
                                                   ---------       ---------       -------      ---------       ---------
        Total shareholders' equity ..........        386,939         183,444         2,373       (185,817)        386,939
                                                   ---------       ---------       -------      ---------       ---------
  Total liabilities and shareholders' equity       $ 682,828       $ 505,298       $44,330      $(490,316)      $ 742,140
                                                   =========       =========       =======      =========       =========

                               CONMED CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                             Restated March 31, 2003
                            (in thousands)(unaudited)

                                             Parent                       Non-
                                             Company     Subsidiary     Guarantor                      Company
                                              Only       Guarantors    Subsidiary   Eliminations        Total
                                              ----       ----------    ----------   ------------        -----
ASSETS
Current assets:
    Cash and cash equivalents .......      $   4,174       $  1,791      $   285      $      --       $   6,250
    Accounts receivable, net ........             --         16,607       43,650             --          60,257
    Inventories .....................         27,073         98,849           --             --         125,922
    Deferred income taxes ...........          6,227             --           94             --           6,321
    Prepaid expenses and other
        current assets ..............            914          2,731           --             --           3,645
                                           ---------       --------      -------      ---------       ---------
          Total current assets ......         38,388        119,978       44,029             --         202,395
                                           ---------       --------      -------      ---------       ---------
Property, plant and equipment, net ..         47,375         50,028           --             --          97,403
Goodwill, net .......................         98,095        188,389           --             --         286,484
Other intangible assets, net ........          3,533        191,098           --             --         194,631
Other assets ........................        540,928          2,431           --       (533,382)          9,977
                                           ---------       --------      -------      ---------       ---------
    Total assets ....................      $ 728,319       $551,924      $44,029      $(533,382)      $ 790,890
                                           =========       ========      =======      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt      $   1,034       $  1,353      $    --      $      --       $   2,387
    Accounts payable ................          4,478         17,373           --             --          21,851
    Accrued compensation ............          3,264          6,220           --             --           9,484
    Income taxes payable ............          8,260             --           --             --           8,260
    Accrued interest ................            797            236           25             --           1,058
    Other current liabilities .......          4,848         10,184           --             --          15,032
                                           ---------       --------      -------      ---------       ---------
        Total current liabilities ...         22,681         35,366           25             --          58,072
                                           ---------       --------      -------      ---------       ---------

Long-term debt ......................        262,574         20,375           --                        282,949
Deferred income taxes ...............         38,426             --           --                         38,426
Other long-term liabilities .........          7,542        313,087       41,613       (347,895)         14,347
                                           ---------       --------      -------      ---------       ---------
    Total liabilities ...............        331,223        368,828       41,638       (347,895)        393,794
                                           ---------       --------      -------      ---------       ---------

Shareholders' equity:
    Preferred stock .................             --             --           --             --              --
    Common stock ....................            290             --           --             --             290
    Paid-in capital .................        233,613             --        2,000         (2,000)        233,613
    Retained earnings ...............        169,059        182,942          391       (183,333)        169,059
    Accumulated other comprehensive
        income (loss) ...............         (5,447)           154           --           (154)         (5,447)
    Less common stock in
     treasury, at cost ..............           (419)            --           --             --            (419)
                                           ---------       --------      -------      ---------       ---------
        Total shareholders' equity ..        397,096        183,096        2,391       (185,487)        397,096
                                           ---------       --------      -------      ---------       ---------
  Total liabilities and
          shareholders' equity ......      $ 728,319       $551,924      $44,029      $(533,382)      $ 790,890
                                           =========       ========      =======      =========       =========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                        Three Months Ended March 31, 2002
                                 (in thousands)
                                   (unaudited)

                                     Parent
                                    Company     Subsidiary  Non-Guarantor                   Company
                                      Only      Guarantors   Subsidiary    Eliminations      Total
                                      ----      ----------   ----------    ------------      -----
Net sales .....................      $26,299      $ 86,906       $  --       $     --       $113,205

Cost of sales .................       14,003        40,101          --             --         54,104
                                     -------      --------       -----       --------       --------

Gross profit ..................       12,296        46,805          --             --         59,101

Selling and administrative ....        7,447        27,355        (334)            --         34,468

Research and development ......          429         3,395          --             --          3,824
                                     -------      --------       -----       --------       --------

                                       7,876        30,750        (334)            --         38,292
                                     -------      --------       -----       --------       --------

Income from operations ........        4,420        16,055         334             --         20,809

Interest expense ..............           --         6,308         320             --          6,628
                                     -------      --------       -----       --------       --------

Income before income taxes ....        4,420         9,747          14             --         14,181

Provision for income taxes ....        1,591         3,509           5             --          5,105
                                     -------      --------       -----       --------       --------

Income before equity in
    earnings of unconsolidated
    subsidiaries ..............        2,829         6,238           9             --          9,076

Equity in earnings of
    unconsolidated subsidiaries        6,247            --          --         (6,247)            --
                                     -------      --------       -----       --------       --------

Net income ....................      $ 9,076      $  6,238       $   9       $ (6,247)      $  9,076
                                     =======      ========       =====       ========       ========

                               CONMED CORPORATION
                   CONSOLIDATING CONDENSED STATEMENT OF INCOME
                   Restated Three Months Ended March 31, 2003
                                 (in thousands)
                                   (unaudited)

                                        Parent
                                       Company         Subsidiary    Non-Guarantor                     Company
                                         Only          Guarantors     Subsidiary    Eliminations        Total
                                         ----          ----------     ----------    ------------        -----
Net sales .....................        $ 29,135         $ 88,899         $  --         $    --        $ 118,034

Cost of sales .................          16,058           40,320            --              --           56,378
                                       --------         --------         -----         -------        ---------

Gross profit ..................          13,077           48,579            --              --           61,656

Selling and administrative ....           7,933           29,455          (243)             --           37,145

Research and development ......             481            3,222            --              --            3,703

Write-off of purchased
  in-process research
  and development assets ......              --            7,900            --              --            7,900

Other expense (income) ........          (8,324)             832            --              --           (7,492)
                                       --------         --------         -----         -------        ---------

                                             90           41,409          (243)             --           41,256
                                       --------         --------         -----         -------        ---------

Income from operations ........          12,987            7,170           243              --           20,400

Interest expense ..............              --            5,322           216              --            5,538
                                       --------         --------         -----         -------        ---------

Income before income taxes ....          12,987            1,848            27              --           14,862

Provision for income taxes ....           4,676            3,509             9              --            8,194
                                       --------         --------         -----         -------        ---------

Income (loss) before equity in
    earnings of unconsolidated
    subsidiaries ..............           8,311           (1,661)           18              --            6,668

Equity in earnings (loss) of
    unconsolidated subsidiaries          (1,643)              --            --           1,643               --
                                       --------         --------         -----         -------        ---------

Net income (loss) .............        $  6,668         $ (1,661)        $  18         $ 1,643        $   6,668
                                       ========         ========         =====         =======        =========

                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2002
                                 (in thousands)
                                   (unaudited)

                                                Parent                          Non-
                                                Company      Subsidiary       Guarantor                        Company
                                                 Only        Guarantors      Subsidiary     Eliminations        Total
                                                 ----        ----------      ----------     ------------        -----
Net cash flows from operating
    activities ........................        $ 2,761         $ 6,090         $ 3,500         $    --         $ 12,351
                                               -------         -------         -------         -------         --------

Cash flows from investing activities:
    Distributions from subsidiaries ...          6,752              --              --          (6,752)              --
    Purchases of property, plant and
        equipment .....................         (1,560)         (1,648)             --              --           (3,208)
                                               -------         -------         -------         -------         --------
          Net cash provided (used)
            by investing activities ...          5,192          (1,648)             --          (6,752)          (3,208)
                                               -------         -------         -------         -------         --------

Cash flows from financing:
    Distributions to parent ...........             --          (4,114)             --           4,114               --
    Repayment on note payable to parent             --              --          (2,638)          2,638               --
    Net proceeds from exercise of
      stock options ...................          1,985              --              --              --            1,985
    Payments on debt ..................         (9,938)             --              --              --           (9,938)
                                               -------         -------         -------         -------         --------
          Net cash provided (used) by
             financing activities .....         (7,953)         (4,114)         (2,638)          6,752           (7,953)
                                               -------         -------         -------         -------         --------

Effect of exchange rate changes on cash
    and cash equivalents ..............             --              42              --              --               42
                                               -------         -------         -------         -------         --------

Net increase (decrease) in cash and
    cash equivalents ..................             --             370             862              --            1,232
Cash and cash equivalents at
    beginning of period ...............             --           1,181             221              --            1,402
                                               -------         -------         -------         -------         --------

Cash and cash equivalents at
    end of period .....................        $    --         $ 1,551         $ 1,083         $    --         $  2,634
                                               =======         =======         =======         =======         ========

                               CONMED CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2003
                                 (in thousands)
                                   (unaudited)

                                                  Parent                           Non-
                                                  Company       Subsidiary       Guarantor                        Company
                                                   Only         Guarantors      Subsidiary     Eliminations        Total
                                                   ----         ----------      ----------     ------------        -----
Net cash provided by operating activities        $ 11,059         $  9,101         $ 318         $     --         $ 20,478
                                                 --------         --------         -----         --------         --------

Cash flows from investing activities:
    Distributions to subsidiaries .......         (36,881)              --            --           36,881               --
    Payments related to business
      acquisitions, net of cash acquired           (1,678)         (46,499)           --               --          (48,177)
    Purchases of property, plant and
        equipment .......................            (907)            (803)           --               --           (1,710)
                                                 --------         --------         -----         --------         --------
          Net cash provided (used)
            by investing activities .....         (39,466)         (47,302)           --           36,881          (49,887)
                                                 --------         --------         -----         --------         --------

Cash flows from financing:
    Net distributions to parent .........              --           37,200            --          (37,200)              --
    Borrowings on note payable to parent               --               --          (319)             319               --
    Net proceeds from exercise
     of stock options ...................             808               --            --               --              808
    Payments on debt ....................          (3,051)              --            --               --           (3,051)
    Proceeds of debt ....................          31,000               --            --               --           31,000
                                                 --------         --------         -----         --------         --------

          Net cash provided (used) by
             financing activities .......          28,757           37,200          (319)         (36,881)          28,757
                                                 --------         --------         -----         --------         --------

Effect of exchange rate changes on cash
    and cash equivalents ................              --            1,276            --               --            1,276
                                                 --------         --------         -----         --------         --------

Net increase (decrease) in cash
  and cash equivalents ..................             350              275            (1)              --              624
Cash and cash equivalents
  at beginning of period ................           3,824            1,516           286               --            5,626
                                                 --------         --------         -----         --------         --------

Cash and cash equivalents
  at end of period ......................        $  4,174         $  1,791         $ 285         $     --         $  6,250
                                                 ========         ========         =====         ========         ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements Made in this Form 10-Q/A

In this Form 10-Q/A, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future. These statements may be made directly in this document or may be "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions.

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

o the introduction and acceptance of new products, including our PowerPro(R)battery-powered instrument product line;

o     the success of our distribution arrangement with DePuy Orthopaedics;

o     the integration of any acquisition, including the Bionx acquisition;

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and "Business" in our Annual Report on Form 10-K for the year-ended December 31, 2002 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.

Restatement

The purpose of the restatement described below is to reflect in our consolidated condensed financial statements for the quarter ended March 31, 2003, the purchase price allocation of our March 10, 2003 acquisition of Bionx Implants, Inc. (the "Bionx acquisition"). The purchase price allocation was arrived at with the assistance of a third party valuation. The impact of the restatement on the consolidated condensed statement of income for the quarter ended March 31, 2003, is to recognize expense of $7.9 million to write-off the purchased in-process research and development assets acquired as a result of the Bionx acquisition. No benefit for income taxes has been recorded on the write-off of the purchased in-process research and development assets as these costs are not deductible for income tax purposes.

A summary of the impact of the restatement on the consolidated condensed statement of income for the three months ended March 31, 2003 is as follows:

                                                         As
                                                     Previously                         As
                                                      Reported      Adjustment       Restated
Consolidated Condensed Statement of Income Data
For the Quarter Ended March 31, 2003:

Write-off of purchased in-process
  research and development assets .............        $    --        $ 7,900         $ 7,900

Income from operations ........................         28,300         (7,900)         20,400

Income before income taxes ....................         22,762         (7,900)         14,862

Net income ....................................        $14,568        $(7,900)        $ 6,668

Net income per share:

         Basic ................................        $   .50        $  (.27)        $   .23
         Diluted ..............................            .50           (.27)            .23

The impact of the restatement on the consolidated condensed balance sheets, apart from the in-process research and development write-off, is the reclassification of a portion of the purchase price from goodwill to inventory, property, plant and equipment and other intangible assets as shown above. We have also recognized a deferred income tax liability based on the difference between the financial statement and tax basis of assets and liabilities acquired as a result of the Bionx acquisition. A summary of the impact of the restatement on the consolidated condensed balance sheet at March 31, 2003 is as follows:

                                                    As
                                                Previously                           As
                                                 Reported       Adjustment        Restated
                                                 --------       ----------        --------
Consolidated Condensed Balance Sheet Data
As of March 31, 2003:

Inventories .............................        $125,721        $    201         $125,922
Property, plant and equipment, net ......          96,326           1,077           97,403
Goodwill ................................         304,530         (18,046)         286,484
Other intangible assets, net ............         180,209          14,422          194,631
Total assets ............................        $793,236          (2,346)        $790,890

Deferred income taxes ...................        $ 32,872        $  5,554         $ 38,426
Total liabilities .......................        $388,240        $  5,554         $393,794

Retained earnings .......................        $176,959        $ (7,900)        $169,059
Total shareholders' equity ..............        $404,996        $ (7,900)        $397,096

The impact of the restatement on the consolidated condensed statement of cash flows is to reduce net income by the $7.9 million write-off of the purchased in-process research and development assets and increase non-cash expense related to the write-off by $7.9 million. The restatement had no effect on net cash provided by operating activities for the three months ended March 31, 2003. A summary of the impact of the restatement on the consolidated condensed statement of cash flows for the three months ended March 31, 2003 is as follows:

                                                        As
                                                    Previously                         As
                                                     Reported      Adjustment       Restated
                                                     --------      ----------       --------
Consolidated Condensed Statement of Cash Flows
Data as of March 31, 2003:

Net income ...................................        $14,568        $(7,900)        $ 6,668

Write-off of purchased in-process
  research and development assets ............             --          7,900           7,900

Net cash provided by operating activities ....        $20,478        $    --         $20,478

The Bionx acquisition and the related purchased in-process research and development write-off are described more fully in Note 6 to the consolidated condensed financial statements.

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

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.0 million at March 31, 2003 is adequate to provide for any probable losses from accounts receivable.

Business Acquisitions

We completed the Bionx acquisition in 2003 with a purchase price of $47.0 million and have a history of growth through acquisitions. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $286.5 million and other intangible assets of $194.6 million at March 31, 2003.

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

In connection with the Bionx acquisition, significant estimates were made in the valuation of the purchased in-process research and development assets. The aggregate purchased in-process research and development value relates to next generation sports medicine and orthopedic products, which are expected to be released between the second quarter of 2003 and fourth quarter of 2004. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new materials technology for sports medicine and orthopedic applications.

The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales. The estimated net cash flows were discounted using a discount rate of 22%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry and adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man-hours and complexity of the work completed versus to be completed and other risks associated with achieving technological feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $5.5 million and the remaining costs to complete these projects were approximately $3.3 million as of the acquisition date.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technologies and products based on the data from clinical trials and obtaining the necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

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

Lower market interest rates and plan asset returns have resulted in declines in pension plan asset performance and funded status and higher pension expense. The discount rate used in determining pension expense in 2003 is 6.75%.

Income Taxes

      The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $11.0 million at March 31, 2003. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     2002                  2003
                                                                                    -------               -------
                                                                                             (unaudited)
Net sales..............................................................               100.0%                100.0%
Cost of sales..........................................................                47.8                  47.8
                                                                                    -------               -------
     Gross profit......................................................                52.2                  52.2
Selling and administrative.............................................                30.4                  31.5
Research and development...............................................                 3.4                   3.1
In-process R & D write-off.............................................                  --                   6.7
Other expense (income).................................................                  --                  (6.4)
                                                                                    -------               -------
     Income from operations............................................                18.4                  17.3
Interest expense.......................................................                 5.9                   4.8
                                                                                    -------               -------
     Income before income taxes........................................                12.5                  12.5
Provision for income taxes.............................................                 4.5                   6.9
                                                                                    -------               -------
     Net income........................................................                 8.0%                  5.6%
                                                                                    =======               =======

Sales for the quarter ended March 31, 2003 were $118.0 million, an increase of 4.2% compared to sales of $113.2 million in the same quarter a year ago. Favorable changes in foreign currency exchange rates accounted for 2.2% of our sales growth.

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

As discussed in Note 6 to the consolidated condensed financial statements, we wrote off purchased in-process research and development assets in connection with the Bionx acquisition of $7.9 million in the first quarter of 2003.

As discussed in Note 7 to the consolidated condensed financial statements, other expense (income) is comprised of a net gain on settlement of a contractual dispute of $9.0 million offset by other acquisition-related costs of $1.3 million and the loss of $.2 million on the early extinguishment of debt. There was no other expense (income) in the comparable quarter in 2002.

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

Provision for income taxes has been recorded at an effective rate of 55% for the first quarter 2003 and 36% for the first quarter 2002. The effective rate of 55% for the first quarter 2003 is substantially higher than the 36% which we have experienced historically as a result of the non-deductibility for income tax purposes of the $7.9 million in-process research and development write-off recorded in the first quarter 2003 in conjunction with the Bionx acquisition. A reconciliation of the United States statutory income tax rate of 35% to our historical effective tax rate of 36% (excluding the effect of the in-process research and development write-off) is included in Note 7 to the Company's financial statements for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

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

We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50%, a Class C note bearing interest at 8.25% and a seller-financed note bearing interest at 6.50%. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $10.7 million, $7.1 million and $3.9 million, respectively, at March 31, 2003. These loans are secured by our Largo, Florida property.

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

Our net working capital position was $144.3 million at March 31, 2003. Net cash provided by operations increased to $20.5 million in the three months ended March 31,

2003 compared to $12.4 million for the same period a year ago, principally as a result of the $9.0 million gain on the settlement of a contractual dispute discussed in Note 7 to the consolidated financial statements.

Net cash provided by operations in the first quarter of 2003 was positively impacted by depreciation, amortization, the non-cash write-off of purchased in-process research and development and increases in income taxes payable and deferred income taxes and negatively impacted primarily by increases in inventory and decreases in accounts payable, accrued compensation and accrued interest. The increase in inventory is a result of the Bionx acquisition discussed in Note 6 to the consolidated condensed financial statements. The increases in income taxes payable and deferred income taxes and decreases in accounts payable, accrued compensation and accrued interest are primarily related to the timing of the payment of these liabilities.

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

Contractual Obligations

There were no capital lease obligations or unconditional purchase obligations as of March 31, 2003. The following table summarizes our contractual obligations related to operating leases and long-term debt as of March 31, 2003:

                                                                 (Amounts in thousands)
                                2003            2004              2005             2006             2007          Thereafter
                                ----            ----              ----             ----             ----          ----------
Long-term debt.............   $ 2,072         $ 2,554           $ 2,741          $ 2,943          $133,914         $141,112
Operating lease
  obligations..............     1,783           1,589             1,310            1,238             1,259            3,173
                              -------         -------           -------          -------          --------         --------
Total contractual
  cash obligations.........   $ 3,855         $ 4,143           $ 4,051          $ 4,182          $135,174         $144,285
                              =======         =======           =======          =======          ========         ========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposures to market risk during the three months ended March 31, 2003. For a detailed discussion of market risk, see our Annual Report on Form 10K for the year-ended December 31, 2002, Part II,
Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, provided, however, that, as a result of the required restatement, procedures have been implemented to ensure in the future, a preliminary allocation of purchase price will be made in the quarter in which the applicable acquisition is made.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 11, 2003


                                               /s/ Robert D. Shallish, Jr.
                                               ---------------------------------
                                               Robert D. Shallish, Jr.
                                               Vice President - Finance
                                               (Principal Financial Officer)

                                  Exhibit Index

                                                               Sequential Page
Exhibit                                                            Number
-------                                                            ------

31.1     Certification pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                 E-1

31.2     Certification pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                 E-2

32.1     Certification pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                 E-3