Form 10-Q
period 2003-03-31
CONMED CORP
filed 2003-08-14
CIK 816956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003               Commission File Number 0-16093

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

      The number of shares outstanding of registrant's common stock, as of August 1, 2003 is 29,019,623 shares.

                               CONMED CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

Item Number                                                                 Page

     Item 1.  Financial Statements

                       - Consolidated Condensed Statements
                         of Income                                            1

                       - Consolidated Condensed Balance Sheets                2

                       - Consolidated Condensed Statements
                         of Cash Flows                                        3

                       - Notes to Consolidated Condensed
                         Financial Statements                                 4

     Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                         11

     Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk                                     19

     Item 4.  Controls and Procedures                                        20

                            PART II OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
                       Security Holders                                      20

     Item 6.  Exhibits and Reports on Form 8-K                               21

     Signatures                                                              22

Item 1.

                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                            Three Months Ended     Six Months Ended
                                            ------------------     ----------------
                                                 June 30,              June 30,
                                                 --------              --------
                                             2002       2003       2002       2003
                                             ----       ----       ----       ----

Net sales ..............................   $111,269   $124,540   $224,474   $242,574

Cost of sales ..........................     51,711     59,409    105,815    115,787
                                           --------   --------   --------   --------

Gross profit ...........................     59,558     65,131    118,659    126,787

Selling and administrative .............     35,141     39,353     69,609     76,498

Research and development ...............      4,078      4,378      7,902      8,081

Write-off of purchased in-process
  research and development assets ......         --         --         --      7,900

Other expense ..........................         --     11,222         --      3,730
                                           --------   --------   --------   --------

                                             39,219     54,953     77,511     96,209
                                           --------   --------   --------   --------

Income from operations .................     20,339     10,178     41,148     30,578

Interest expense .......................      6,355      5,861     12,983     11,399
                                           --------   --------   --------   --------

Income before income taxes .............     13,984      4,317     28,165     19,179

Provision for income taxes .............      5,034      1,554     10,139      9,748
                                           --------   --------   --------   --------

Net income .............................   $  8,950   $  2,763   $ 18,026   $  9,431
                                           ========   ========   ========   ========

Per share data:

Net Income
    Basic ..............................   $    .34   $    .10   $    .70   $    .33
    Diluted ............................        .33        .09        .68        .32

Weighted average common shares
    Basic ..............................     26,584     28,910     25,735     28,892
    Diluted ............................     27,359     29,212     26,422     29,195

            See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                        December 31,   June 30,
                                                           2002          2003
                                                           ----          ----
ASSETS
Current assets:
  Cash and cash equivalents ........................    $   5,626     $   2,360
  Accounts receivable, net .........................       58,093        63,242
  Inventories ......................................      120,443       128,300
  Deferred income taxes ............................        6,304         5,936
  Prepaid expenses and other current assets ........        3,200         3,915
                                                        ---------     ---------
    Total current assets ...........................      193,666       203,753
                                                        ---------     ---------
Property, plant and equipment, net .................       95,608        97,186
Goodwill ...........................................      262,394       289,847
Other intangible assets, net .......................      180,271       193,273
Other assets .......................................       10,201        10,365
                                                        ---------     ---------
    Total assets ...................................    $ 742,140     $ 794,424
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ................    $   2,631     $   4,061
  Accounts payable .................................       22,074        21,315
  Accrued compensation .............................       10,463        10,539
  Income taxes payable .............................        5,885         5,321
  Accrued interest .................................        3,794           510
  Other current liabilities ........................       13,127        13,334
                                                        ---------     ---------
    Total current liabilities ......................       57,974        55,080
                                                        ---------     ---------

Long-term debt .....................................      254,756       285,451
Deferred income taxes ..............................       28,446        39,670
Other long-term liabilities ........................       14,025        12,350
                                                        ---------     ---------
    Total liabilities ..............................      355,201       392,551
                                                        ---------     ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding ....           --            --
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 28,646,027 and
      28,970,378 shares issued and outstanding in
      2002 and 2003, respectively ..................          288           291
  Paid-in capital ..................................      231,832       234,489
  Retained earnings ................................      162,391       171,822
  Accumulated other comprehensive loss .............       (7,153)       (4,310)
  Less 37,500 shares of common stock in treasury,
    at cost ........................................         (419)         (419)
                                                        ---------     ---------
    Total shareholders' equity .....................      386,939       401,873
                                                        ---------     ---------
      Total liabilities and shareholders equity ....    $ 742,140     $ 794,424
                                                        =========     =========

            See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                  2002          2003
                                                                  ----          ----

Cash flows from operating activities:
  Net income ...............................................    $ 18,026     $   9,431
                                                                --------     ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation .......................................       4,404         4,908
        Amortization .......................................       6,645         6,916
        Deferred income taxes ..............................       5,477         5,653
        Pension settlement charge ..........................          --         2,081
        Write-off of deferred financing fees ...............          --         2,181
        Write-off of purchased in-process research and
            development assets .............................          --         7,900
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Accounts receivable ......................      (1,856)       (1,198)
                  Decrease in sale of accounts receivable ..      (4,000)       (1,000)
                  Inventories ..............................      (9,756)       (6,290)
                  Accounts payable .........................       6,067        (2,110)
                  Income taxes payable .....................        (492)         (179)
                  Accrued compensation .....................      (1,694)         (888)
                  Accrued interest .........................      (1,347)       (3,284)
                  Other assets/liabilities, net ............      (3,593)       (5,565)
                                                                --------     ---------
                                                                    (145)        9,125
                                                                --------     ---------
        Net cash provided by operating activities ..........      17,881        18,556
                                                                --------     ---------

Cash flows from investing activities:
    Payments related to business acquisitions,
        net of cash acquired ...............................      (1,359)      (51,454)
    Purchases of property, plant, and equipment ............      (8,428)       (3,951)
                                                                --------     ---------
        Net cash used by investing activities ..............      (9,787)      (55,405)
                                                                --------     ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock ...............      66,594            --
  Net proceeds from exercise of stock options ..............       3,533         1,004
  Repurchase of warrant on common stock ....................      (2,000)           --
  Payments on debt .........................................     (78,196)     (130,875)
  Proceeds of debt .........................................          --       163,000
  Payments related to issuance of debt .....................          --        (1,217)
                                                                --------     ---------
        Net cash used by financing activities ..............     (10,069)       31,912
                                                                --------     ---------

Effect of exchange rate changes
    on cash and cash equivalents ...........................       1,450         1,671
                                                                --------     ---------

Net increase (decrease) in cash and cash equivalents .......        (525)       (3,266)

Cash and cash equivalents at beginning of period ...........       1,402         5,626
                                                                --------     ---------

Cash and cash equivalents at end of period .................    $    877     $   2,360
                                                                ========     =========

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

Stock-based Compensation

We account for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" , as amended, and has been determined as if we had accounted for our employee stock options under the fair value method described in that statement.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                         --------                --------
                                     2002        2003        2002        2003
                                     ----        ----        ----        ----

Net income - as reported ........  $  8,950    $  2,763    $ 18,026    $  9,431
                                   --------    --------    --------    --------

Pro forma stock-based employee
  compensation expense, net of
  related income tax effect .....      (550)       (579)     (1,024)     (1,103)
                                   --------    --------    --------    --------

Net income - pro forma ..........  $  8,400    $  2,184    $ 17,002    $  8,328
                                   ========    ========    ========    ========

EPS - as reported:

  Basic .........................  $    .34    $    .10    $    .70    $    .33
  Diluted .......................       .33         .09         .68         .32

EPS - pro forma:

  Basic .........................  $    .32    $    .08    $    .66    $    .29
  Diluted .......................       .31         .07         .64         .29

Note 2 - Interim financial information

The statements for the three and six months ended June 30, 2002 and 2003 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 2003. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Other comprehensive income (loss)

Comprehensive income (loss) consists of the following:

                                           Three months ended          Six months ended
                                                June 30,                   June 30,
                                           2002          2003         2002         2003
                                           ----          ----         ----         ----
Net income ........................      $  8,950      $  2,763     $ 18,026     $  9,431
                                         --------      --------     --------     --------
Other comprehensive income:
  Foreign currency
    translation adjustment ........         1,441           875        1,477        2,188
  Cash flow hedging
    (net of income taxes) .........           (42)          262          438          655
                                         --------      --------     --------     --------

  Comprehensive income ............      $ 10,349      $  3,900     $ 19,941     $ 12,274
                                         ========      ========     ========     ========

Accumulated other comprehensive income (loss) consists of the following:

                                                                                 Accumulated
                                          Minimum    Cumulative        Cash         Other
                                          Pension    Translation       Flow      Comprehensive
                                         Liability   Adjustments      Hedges     Income (loss)
                                         ---------   -----------      ------     -------------
Balance, December 31, 2002 ........      $ (5,086)     $ (1,159)     $   (908)     $ (7,153)
    Foreign currency translation
      adjustments .................            --         2,188            --         2,188
    Cash flow hedging (net of
      income taxes) ...............            --            --           655           655
                                         --------      --------      --------      --------

Balance, June 30, 2003 ............      $ (5,086)     $  1,029      $   (253)     $ (4,310)
                                         ========      ========      ========      ========

Note 4 - Inventories

The components of inventory are as follows:

                                                         December 31,   June 30,
                                                             2002         2003
                                                             ----         ----

Raw materials ......................................      $ 44,701      $ 42,399

Work-in-process ....................................        12,869        14,610

Finished goods .....................................        62,873        71,291
                                                          --------      --------

            Total ..................................      $120,443      $128,300
                                                          ========      ========

Note 5 - Earnings per share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                         Three months ended    Six months ended
                                              June 30,             June 30,
                                              --------             --------
                                          2002       2003       2002       2003
                                          ----       ----       ----       ----
Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) ...............    26,584     28,910     25,735     28,892

Effect of dilutive potential
  securities ........................       775        302        687        303
                                        -------    -------    -------    -------

Shares used in the calculation
  of Diluted EPS ....................    27,359     29,212     26,422     29,195
                                        =======    =======    =======    =======

The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. There were no options or warrants whose exercise price exceeded the average market price of common shares for the three and six months ended June 30, 2002. Such shares aggregated approximately $1.5 million for the three and six months ended June 30, 2003, respectively.

Note 6 - Business acquisitions

As more fully described in our report on Form 10-Q/A for the quarter ended March 31, 2003, we acquired Bionx Implants, Inc. on March 10, 2003 for $47.0 million in cash (the "Bionx acquisition"). Bionx develops and manufactures self-reinforced resorbable polymer implants for use in a variety of orthopedic applications. In connection with the Bionx acquisition, during the quarter-ended March 31, 2003, we wrote-off $7.9 million in purchased in-process research and development assets. No benefit for income taxes was recorded on the write-off of purchased in-process research and development assets as these costs are not deductible for income tax purposes.

Pro forma statements of income for the three and six months ended June 30, 2003, assuming the Bionx acquisition occurred as of January 1, 2002 are presented below. The proforma net income and earnings per share for each period presented exclude the $7.9 million write-off of purchased in-process research and development assets.

                                  Three months ended         Six months ended
                                        June 30,                  June 30,
                                        --------                  --------
                                   2002         2003         2002         2003
                                   ----         ----         ----         ----

Net sales ..................    $ 115,830    $ 124,540    $ 233,801    $ 246,256

Net income .................    $   8,517    $   2,763    $  17,192    $  16,766

  Basic ....................    $     .32    $     .10    $     .67    $     .58
  Diluted ..................          .31          .09          .65          .57

During the three and six months ended June 30, 2003, we incurred approximately $1.5 million and $3.3 million, respectively, in other acquisition expenses related primarily to the December 31, 2002 acquisition of CORE Dynamics, Inc. (the "CORE acquisition") and the Bionx acquisition of which $1.2 million and $2.6 million have been recorded in other expense and $.3 million and $.7 million have been recorded to cost of sales. Those expenses recorded to other expense consist of various acquisition integration costs to wind down CORE operations in Jacksonville, Florida and Bionx operations in Blue Bell, Pennsylvania. Those expenses recorded to cost of sales consist of the step-up to fair value related to the sale of inventory acquired as a result of the CORE and Bionx acquisitions as well as certain training and transition-related costs related to the transfer of CORE's manufacturing operations.

On June 30, 2003, we acquired an electrosurgery business for $2.9 million in cash. Goodwill recognized in the transaction amounted to $2.4 million and is expected to be fully deductible for income tax purposes. The cost of this acquisition may require adjustment based upon information which is not currently available principally related to the valuation of inventory and other intangible assets.

Note 7 - Other expense

Other expense (income) consists of the following:

                                                        Three Months  Six Months
                                                           Ended        Ended
                                                             June 30, 2003
                                                        ------------------------
Gain on settlement of a contractual dispute,
      net of legal costs ............................     $    --      ($9,000)

Pension settlement costs ............................       2,081        2,081

Acquisition-related costs ...........................       1,229        2,571

Loss on early extinguishments of debt ...............       7,912        8,078
                                                          -------      -------

   Other expense ....................................     $11,222      $ 3,730
                                                          =======      =======

On March 10, 2003, we entered into an agreement with Bristol-Myers Squibb Company ("BMS") and Zimmer, Inc., ("Zimmer") to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of the agreement, BMS paid us $9.5 million in cash, which was recorded in the quarter ended March 31, 2003, as a gain on settlement of a contractual dispute, net of $.5 million in legal costs.

During the quarter ended June 30, 2003, we announced a plan to restructure our orthopedic sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase is part of our integration plan for the Bionx acquisition discussed in Note 6 to the consolidated condensed financial statements. As part of the orthopedic sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. Once the restructuring is complete, we will have 18 exclusive orthopedic sales agent groups managing all 230 orthopedic sales representatives. As a result of the termination of the 90 direct employee sales representatives, we incurred costs of $2.1 million related to settlement losses of pension obligations, pursuant to Statement of Financial Accounting Standards No. 88 , "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

During the three and six months ended June 30, 2003, we incurred approximately $1.5 million and $3.3 million, respectively, in costs related primarily to the CORE acquisition and the Bionx acquisition of which $1.2 million and $2.6 million, respectively, has been recorded in other expense as discussed in Note 6 to the consolidated condensed financial statements.

During the three and six months ended June 30, 2003 we purchased $127.4 million and $130.0 million, respectively, of our 9% senior subordinated notes (the "Notes") and recorded expense of $7.9 million and $8.1 million, respectively in premium and unamortized deferred financing costs to other expense related to these purchases as discussed in Note 8 to the consolidated condensed financial statements.

Note 8 - Long-term debt restructuring

During the quarter ended June 30, 2003, we amended our existing $200.0 million senior credit agreement, (the "amended senior credit agreement"), expanding the existing term loan facility under the senior credit agreement by $160.0 million (the "expanded term loan facility"). The proceeds of the expanded term loan facility were used to reduce borrowings outstanding on the revolving credit facility, to fund the purchase of $127.4 million in outstanding Notes and related accrued interest, and fund payment of the 4.5% call premium on the Notes. Proceeds of the expanded term loan facility were also used to fund payment of bank and legal fees associated with amending the senior credit agreement. In connection with the purchase of the Notes, we wrote off $5.7 million in 4.5% call premium and $2.2 million in unamortized deferred financing costs to other expense.

The balance outstanding on the expanded term loan facility at June 30, 2003 was $259.5 million. The expanded term loan facility extends for approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $70.8 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended senior credit agreement. There was $8.0 million in borrowings outstanding on the revolving credit facility under the amended senior credit agreement as of June 30, 2003 which are due and payable on August 28, 2007, the revolving credit facility termination date. Interest rates on the new term facility are LIBOR plus 2.75% or 4.91% at June 30, 2003. Interest rates on the revolving credit facility are LIBOR plus 2.50% or 3.84% at June 30, 2003.

The amended senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which have been sold in connection with our accounts receivable sales agreement. The amended senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The amended senior credit agreement contains a material adverse effect clause that could limit our ability to access additional funding under our amended senior credit agreement should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Note 9 - Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

Balance as of January 1, 2003 .....................................    $ 262,394

Goodwill acquired .................................................       26,936

Foreign currency translation ......................................          517
                                                                       ---------

Balance as of June 30, 2003 .......................................    $ 289,847
                                                                       =========

Other intangible assets consist of the following:

                                              December 31, 2002          June 30, 2003
                                              -----------------          -------------
                                            Gross                     Gross
                                           Carrying   Accumulated    Carrying   Accumulated
                                            Amount    Amortization    Amount    Amortization
                                            ------    ------------    ------    ------------
Amortized intangible assets:

Customer relationships .................   $ 96,712     $(12,725)    $105,712     $(14,057)

Patents and other intangible assets ....     23,674      (13,534)      29,480      (14,806)

Unamortized intangible assets:
Trademarks and tradenames ..............     86,144           --       86,944           --
                                           --------     --------     --------     --------

                                           $206,530     $(26,259)    $222,136     $(28,863)
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

Amortization expense related to intangible assets which are subject to amortization totaled $1,542 and $2,894 in the three and six months ended June 30, 2003, respectively, and $1,409 and $2,817 in the three and six months ended June 30, 2002, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2003 and for each of the five succeeding years is as follows:

            2003             $5,978
            2004              5,677
            2005              4,773
            2006              4,206
            2007              4,194
            2008              3,831

Note 10 -- Guarantees

We provide service and warranty policies on certain of our products at the time of sale. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the six months ended June 30, 2003 are as follows:

Balance as of January 1, 2003 ..........    $ 3,213

Provision for warranties ...............      2,299
Claims made ............................     (2,077)
                                            -------

Balance as of June 30, 2003 ............    $ 3,435
                                            =======

Note 11 - New Accounting Pronouncements

In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for us in our third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. We do not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 will be applicable for us in our third quarter 2003. We do not currently anticipate any material accounting or disclosure requirement under the provisions of the statement.

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 will be applicable for us in our third quarter 2003. We do not currently anticipate any material accounting or disclosure requirement under the provisions of the statement.

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

      In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. FIN 45 has not had a material accounting impact on our financial condition or results of operations.

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

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $.9 million at June 30, 2003 is adequate to provide for any probable losses from accounts receivable.

Business Acquisitions

We completed acquisitions in 2003 with purchase prices totaling approximately $50.0 million and have a history of growth through acquisitions. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $289.8 million and other intangible assets of $193.3 million at June 30, 2003.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $11.0 million at June 30, 2003. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                            Three Months Ended
                                                                  June 30,
                                                             2002         2003
                                                             ----         ----
                                                                (unaudited)

Net sales ...........................................        100.0%       100.0%
Cost of sales .......................................         46.5         47.7
                                                           -------      -------
     Gross profit ...................................         53.5         52.3
Selling and administrative ..........................         31.6         31.6
Research and development ............................          3.7          3.5
Other expense .......................................           --          9.0
                                                           -------      -------
     Income from operations .........................         18.2          8.2
Interest expense ....................................          5.7          4.7
                                                           -------      -------
     Income before income taxes .....................         12.5          3.5
Provision for income taxes ..........................          4.5          1.3
                                                           -------      -------
     Net income .....................................          8.0%         2.2%
                                                           =======      =======

Sales for the quarter ended June 30, 2003 were $124.5 million, an increase of 11.9% compared to sales of $111.3 million in the same quarter a year ago. Favorable changes in foreign currency exchange rates accounted for 2.5% of our sales growth.

      o Sales in our orthopedic businesses increased 8.7% to $74.1 million from $68.2 million in the same quarter last year.

      o Arthroscopy sales, which represented 59.9% of total second quarter 2003 orthopedic revenues, grew 7.8% to $44.4 million from $41.2 million in the same quarter last year, including $4.1 million as a result of the Bionx acquisition (Note 6 to the consolidated condensed financial statements).

      o Powered surgical instrument sales, which represented 40.1% of orthopedic revenues, increased 10.0% to $29.7 million from $27.0 million in the same quarter last year on higher sales of our newly-introduced PowerPro(R) battery powered instrument product line.

      o Patient care sales for the three months ended June 30, 2003 were $17.7 million, an increase of 3.5% when compared to $17.1 million in the same quarter last year on higher sales of our ECG products.

      o Electrosurgery sales for the three months ended June 30, 2003 were $18.9 million, an increase of 11.2% when compared to $17.0 million in the same quarter last year, as we gained sales as a result of our newly-introduced System 5000(R) electrosurgical generator.

      o Sales of endoscopy products increased 32.2% to $11.9 million in the three months ended June 30, 2003 from $9.0 million in the same quarter last year, including $1.8 million as a result of the CORE acquisition (See Note 6 to the consolidated condensed financial statements).

      o Sales of integrated operating room systems were $1.9 million in the second quarter of 2003. This business is the result of our fourth quarter 2002 acquisitions of ValMed Corporation and Nortrex Medical Corporation.

Cost of sales increased to $59.4 million in the second quarter 2003 as compared to $51.7 million in the same quarter last year, primarily as a result of the increased sales volumes described above while gross margin percentage was 52.3% in the second quarter of 2003, as compared to 53.5% in the second quarter of 2002. Included in cost of sales during the quarter ended June 30, 2003 were approximately $.3 million in acquisition-related costs.

Selling and administrative expense increased to $39.4 million in the second quarter of 2003 as compared to $35.1 million in the second quarter of 2002. As a percentage of sales, selling and administrative expense totaled 31.6% in the second quarter of 2003, the same as in the second quarter of 2002.

Research and development expense increased to $4.4 million in the second quarter of 2003 as compared to $4.1 million in the second quarter of 2002. As a percentage of sales, research and development expense decreased to 3.5% in the current quarter compared to 3.7% in the same quarter a year ago but remains within the range of our historical percentages.

As discussed in Note 7 to the consolidated condensed financial statements, other expense is comprised of pension settlement costs of $2.1 million, acquisition-related costs of $1.2 million and the loss of $7.9 million on the early extinguishment of debt. There was no comparable expense in the second quarter in 2002.

Interest expense in the second quarter of 2003 was $5.9 million compared to $6.4 million in the second quarter of 2002. The decrease in interest expense is primarily a result of lower weighted average interest rates on our borrowings, which have declined to 4.39% at June 30, 2003 as compared to 7.03% at June 30, 2002, offsetting an increase in borrowings at June 30, 2003 compared to June 30, 2002 of approximately $31.8 million.

Provision for income taxes has been recorded at an effective rate of 36% for the second quarter 2003 and 2002. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the Company's financial statements for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Results of Operations

Six months ended June 30, 2003 compared to six months ended June 30, 2002

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                             Six Months Ended
                                                                  June 30,
                                                             2002         2003
                                                             ----         ----
                                                                (unaudited)

Net sales ............................................       100.0%       100.0%
Cost of sales ........................................        47.1         47.7
                                                           -------      -------
     Gross profit ....................................        52.9         52.3
Selling and administrative ...........................        31.1         31.5
Research and development .............................         3.5          3.4
In-process R & D write-off ...........................          --          3.3
Other expense ........................................          --          1.5
                                                           -------      -------
     Income from operations ..........................        18.3         12.6
Interest expense .....................................         5.8          4.7
                                                           -------      -------
     Income before income taxes ......................        12.5          7.9
Provision for income taxes ...........................         4.5          4.1
                                                           -------      -------
     Net income ......................................         8.0%         3.8%
                                                           =======      =======

Sales for the six months ended June 30, 2003 were $242.6 million, an increase of 8.1% compared to sales of $224.5 million in the same period a year ago. Favorable changes in foreign currency exchange rates accounted for 2.4% of our sales growth.

      o Sales in our orthopedic businesses increased 6.5% to $146.8 million from $137.9 million in the same period last year.

      o Arthroscopy sales, which represented 58.7% of total first half 2003 orthopedic revenues, grew 4.4% to $86.1 million from $82.5 million in the same period last year, including $4.9 million as a result of the Bionx acquisition (Note 6 to the consolidated condensed financial statements).

      o Powered surgical instrument sales, which represented 41.3% of orthopedic revenues, increased 9.6% to $60.7 million from $55.4 million in the same period last year on higher sales of our newly-introduced PowerPro(R) battery powered instrument product line.

      o Patient care sales for the six months ended June 30, 2003 were $35.0 million, compared to $34.4 million in the same period last year as increases in sales of our ECG and automatic defibrillator pad products offset decreases in the suction instrument product line.

      o Electrosurgery sales for the six months ended June 30, 2003 were $35.7 million, compared to $33.8 million in the same period last year as we gained sales as a result of our newly-introduced System 5000(R) electrosurgical generator compared with the same period last year.

      o Sales of endoscopy products increased 22.8% to $22.6 million in the six months ended June 30, 2003 from $18.4 million in the same period last year, including $3.5 million as a result of the CORE acquisition (Note 6 to the consolidated condensed financial statements).

      o Sales of integrated operating room systems were $2.4 million in the six months ended June 30, 2003. This business is the result of our fourth quarter 2002 acquisitions of ValMed Corporation and Nortrex Medical Corporation.

Cost of sales increased to $115.8 million in the first half of 2003 as compared to $105.8 million in the same period a year ago, primarily as a result of the increased sales volumes described above while gross margin percentage was 52.3% in the first half of 2003, compared with the 52.9% experienced in the first half of 2002. Included in cost of sales during the six months ended June 30, 2003 were approximately $.7 million in acquisition-related costs.

Selling and administrative expense increased to $76.5 million in the first half of 2003 as compared to $69.6 million in the first half of 2002. As a percentage of sales, selling and administrative expense totaled 31.5% in the first half of 2003 compared to 31.1% in the first half of 2002. The increase in selling and administrative expense as a percentage of sales is due principally to increased marketing costs associated with recently launched product lines including the integrated operating room systems product lines, PowerPro(R), and new electrosurgical generators.

Research and development expense amounted to $8.1 million in the first half of 2003 as compared to $7.9 million in the first half of 2002. As a percentage of sales, research and development expense was 3.4% in the first half of 2003, consistent with 3.5% in the same period a year ago.

As discussed in Note 6 to the consolidated condensed financial statements, we wrote off purchased in-process research and development assets in connection with the Bionx acquisition of $7.9 million in the first quarter of 2003.

As discussed in Note 7 to the consolidated condensed financial statements, other expense is comprised of a net gain on settlement of a contractual dispute of $9.0 million, pension settlement costs of $2.1 million, acquisition related costs of $2.6 million and the loss of $8.1 million on the early extinguishment of debt. There was no comparable expense in the first half of 2002.

Interest expense in the first half of 2003 was $11.4 million compared to $13.0 million in the first half of 2002. The decrease in interest expense is primarily a result of lower weighted average interest rates on our borrowings, which have declined to 4.39% at June 30, 2003 as compared to 7.03% at June 30, 2002, offsetting an increase in borrowings at June 30, 2003 compared to June 30, 2002 of approximately $31.8 million, related to the Bionx acquisition.

Provision for income taxes has been recorded at an effective rate of 51% for the first half of 2003 and 36% for the first half of 2002. The effective rate of 51% for the first half of 2003 is substantially higher than the 36% which we have experienced historically as a result of the non-deductibility for income tax purposes of the $7.9 million in-process research and development write-off recorded in the first quarter 2003 in conjunction with the Bionx acquisition. A reconciliation of the United States statutory income tax rate of 35% to our historical effective tax rate of 36% (excluding the effect of the in-process research and development write-off) is included in Note 7 to the Company's financial statements for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Liquidity and Capital Resources

Cash generated from our operations and borrowings under our revolving credit facility provide the working capital for our operations, debt service under our credit facility and the funding of our capital expenditures. In addition, we have used term borrowings, including:

      o     borrowings under our senior credit agreement;

      o Senior Subordinated Notes issued to refinance borrowings under our senior credit agreement, in the case of the acquisition of Linvatec Corporation in 1997;

      o borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions.

During the quarter ended June 30, 2003, we amended our existing $200.0 million senior credit agreement, (the "amended senior credit agreement"), expanding the existing term loan facility under the senior credit agreement by $160.0 million (the "expanded term loan facility"). The proceeds of the expanded term loan facility were used to reduce borrowings outstanding on the revolving credit facility, to fund the purchase of $127.4 million in outstanding 9% senior subordinated notes (the "Notes") and related accrued interest, and fund payment of the 4.5% call premium on the Notes. Proceeds of the expanded term loan facility were also used to fund payment of bank and legal fees associated with amending the senior credit agreement. In connection with the purchase of the Notes, we wrote off $5.7 million in 4.5% call premium and $2.2 million in unamortized deferred financing costs to other expense. The balance outstanding on the expanded term loan facility at June 30, 2003 was $259.5 million. The expanded term loan facility extends for approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $70.8 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended senior credit agreement. There was $8.0 million in borrowings outstanding on the revolving credit facility under the amended senior credit agreement as of June 30, 2003 which are due and payable on August 28, 2007, the revolving credit facility termination date. Interest rates on the new term facility are LIBOR plus 2.75% or 4.91% at June 30, 2003. Interest rates on the revolving credit facility are LIBOR plus 2.50% or 3.84% at June 30, 2003.

The amended senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which have been sold in connection with our accounts receivable sales agreement. The amended senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The amended senior credit agreement contains a material adverse effect clause that could limit our ability to access additional funding under our senior credit agreement should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50%, a Class C note bearing interest at 8.25% and a seller-financed note bearing interest at 6.50%. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $10.2 million, $7.2 million and $3.9 million, respectively, at June 30, 2003. These loans are secured by our Largo, Florida property.

We have a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit (the "conduit purchaser"). As of December 31, 2002 and June 30, 2003, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $37.0 million and $36.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.

Our net working capital position was $148.7 million at June 30, 2003. Net cash provided by operations increased to $18.6 million in the six months ended June 30, 2003 compared to $17.9 million for the same period a year ago.

Net cash provided by operations in the first half of 2003 was positively impacted by depreciation, amortization, deferred income taxes, the non-cash pension settlement charge, the non-cash write-off of the remaining unamortized deferred financing fees related to the extinguishment of our 9% senior subordinated notes and the non-cash write-off of purchased in-process research and development assets. Net cash provided by operations in the first half of 2003 was negatively impacted by the increase in working capital as a result of the Bionx acquisition (discussed in Note 6 to the consolidated condensed financial statements) and the overall growth in our business.

Capital expenditures in the six months ended June 30, 2003 were $4.0 million compared to $8.4 million in the same period a year ago. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at the rate of approximately $12.0 to $14.0 million annually. Net cash used by investing activities in the six months ended June 30, 2003 also included $51.5 million in payments related to business acquisitions, net of cash acquired, of which $46.5 million related to the Bionx acquisition and the remainder related to the CORE acquisition and the acquisition of an electrosurgery business as discussed in Note 6 to the consolidated condensed financial statements.

Financing activities in the six months ended June 30, 2003 consist primarily of $160.0 million in borrowings under the expanded term loan facility of the amended senior credit agreement and the retirement of $130.0 million in 9.0% senior subordinated notes. The remaining borrowings under the expanded term loan facility were used to reduce borrowings outstanding on the revolving credit facility as a result of the Bionx acquisition and to fund payment of bank and legal fees associated with amending the senior credit agreement. Based on the interest rates in effect at June 30, 2003, annual savings in interest costs as a result of this debt restructuring are estimated at approximately $6.0 million.

Management believes that cash generated from operations, our current cash resources and funds available under our amended senior credit agreement will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

There were no capital lease obligations or unconditional purchase obligations as of June 30, 2003. The following table summarizes our contractual obligations related to operating leases and long-term debt as of June 30, 2003:

                                         (Amounts in thousands)
                           2003       2004       2005       2006       2007    Thereafter
                           ----       ----       ----       ----       ----    ----------
Long-term debt .......   $  2,016   $  4,149   $  4,336   $  4,538   $ 12,759   $261,714
Operating lease
  obligations ........        891      1,589      1,310      1,238      1,259      3,173
                         --------   --------   --------   --------   --------   --------
Total contractual
  cash obligations ...   $  2,907   $  5,738   $  5,646   $  5,776   $ 14,018   $264,887
                         ========   ========   ========   ========   ========   ========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposures to market risk during the three and six months ended June 30, 2003. For a detailed discussion of market risk, see our Annual Report on Form 10K for the year-ended December 31, 2002,
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of Shareholders of CONMED Corporation (the "Company") was held on May 20, 2003.

(b)   All director nominees were elected.

(c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

                                           Votes Cast
                                       ------------------               Broker
Management Proposals                   For        Against    Abstain   Non-votes
                                       ---        -------    -------   ---------
To ratify the appointment of
Independent accountants for the
Company for 2003;                   23,162,728   1,293,586    10,816       --

Election of Directors

Director                                Votes Received            Votes Withheld
--------                                --------------            --------------

Eugene R. Corasanti                       24,409,881                  57,249
Joseph J. Corasanti                       24,411,482                  55,648
Bruce F. Daniels                          24,411,408                  55,722
Jo Ann Golden                             24,411,684                  55,446
Steve Mandia                              24,412,059                  55,071
William D. Matthews                       24,411,609                  55,521
Robert E. Remmell                         24,411,012                  56,118
Stuart J. Schwartz                        24,411,333                  55,797

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits

   Exhibit No.    Description of Exhibit
   -----------    ----------------------

      10.1 Amended and Restated Credit Agreement, dated June 30, 2003, among CONMED Corporation, JPMorgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto.

      10.2 First Amendment to Guarantee and Collateral Agreement, dated June 30, 2003, made by CONMED Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto.

      31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On July 18, 2003, the Company filed a Report on Form 8-K furnishing as Exhibit
99.1 under Item 7, a July 17, 2003 press release announcing second quarter and first half 2003 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CONMED CORPORATION
                                                     (Registrant)

Date:  August 11, 2003


                                              /s/ Robert D. Shallish, Jr.
                                              ----------------------------------
                                              Robert D. Shallish, Jr.
                                              Vice President - Finance
                                              (Principal Financial Officer)

                                  Exhibit Index

  Exhibit                                                                          Sequential
  -------                                                                          Page Number
                                                                                   -----------

     10.1           Amended and Restated Credit Agreement, dated June 30,       (included in EDGAR
                    2003, among CONMED Corporation, JPMorgan Chase Bank             filing only)
                    and the several banks and other financial
                    institutions or entities from time to time parties
                    thereto.

     10.2           First Amendment to Guarantee and Collateral                 (included in EDGAR
                    Agreement, dated June 30, 2003, made by CONMED                  filing only)
                    Corporation and certain of its subsidiaries in favor
                    of JPMorgan Chase Bank and the several banks and
                    other financial institutions or entities from time to
                    time parties thereto.

     31.1           Certification  pursuant to 18 U.S.C. Section 1350, as              E-1
                    adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2           Certification  pursuant to 18 U.S.C. Section 1350, as              E-2
                    adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1           Certification pursuant to 18 U.S.C. Section 1350, as               E-3
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                    of 2002