Form 10-Q
period 2003-09-30
CONMED CORP
filed 2003-11-13
CIK 816956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003          Commission File Number 0-16093

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

Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes |X| No |_|

      The number of shares outstanding of registrant's common stock, as of October 30, 2003 is 29,049,234 shares.

                               CONMED CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-Q

                          PART I FINANCIAL INFORMATION

Item Number                                                                 Page

      Item 1. Financial Statements

              - Consolidated Condensed Statements
                of Income                                                     1

              - Consolidated Condensed Balance Sheets                         2

              - Consolidated Condensed Statements
                of Cash Flows                                                 3

              - Notes to Consolidated Condensed
                Financial Statements                                          4

      Item 2. Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                  11

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                              20

      Item 4. Controls and Procedures                                        20

                            PART II OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                               21

      Signatures                                                             22

Item 1.

                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands except per share amounts)
                                   (unaudited)

                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                         --------------------    --------------------
                                             2002        2003        2002        2003
                                         --------    --------    --------    --------
Net sales ...........................    $113,332    $120,747    $337,806    $363,321

Cost of sales .......................      54,429      57,516     160,244     173,303
                                         --------    --------    --------    --------

Gross profit ........................      58,903      63,231     177,562     190,018

Selling and administrative ..........      34,562      38,596     104,171     115,094

Research and development ............       4,253       4,487      12,155      12,568

Write-off of purchased in-process
  research and development assets ...          --          --          --       7,900

Other expense .......................       1,475       1,153       1,475       4,883
                                         --------    --------    --------    --------

                                           40,290      44,236     117,801     140,445
                                         --------    --------    --------    --------

Income from operations ..............      18,613      18,995      59,761      49,573

Interest expense ....................       5,765       3,829      18,748      15,228
                                         --------    --------    --------    --------

Income before income taxes ..........      12,848      15,166      41,013      34,345

Provision for income taxes ..........       4,625       5,460      14,764      15,208
                                         --------    --------    --------    --------

Net income ..........................    $  8,223    $  9,706    $ 26,249    $ 19,137
                                         ========    ========    ========    ========

Per share data:

Net income
    Basic ...........................    $    .29    $    .34    $    .98    $    .66
    Diluted .........................         .28         .33         .96         .66

Weighted average common shares
    Basic ...........................      28,613      28,941      26,870      28,909
    Diluted .........................      29,043      29,391      27,470      29,190

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands except share amounts)
                                   (unaudited)

                                                         December 31,    September.30,
                                                                 2002            2003
                                                            ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents ..........................      $   5,626       $  11,122
  Accounts receivable, net ...........................         58,093          61,206
  Inventories ........................................        120,443         127,583
  Deferred income taxes ..............................          6,304           5,829
  Prepaid expenses and other current assets ..........          3,200           3,430
                                                            ---------       ---------
    Total current assets .............................        193,666         209,170
                                                            ---------       ---------
Property, plant and equipment, net ...................         95,608          96,717
Goodwill .............................................        262,394         292,152
Other intangible assets, net .........................        180,271         192,330
Other assets .........................................         10,201          11,117
                                                            ---------       ---------
    Total assets .....................................      $ 742,140       $ 801,486
                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..................      $   2,631       $   4,067
  Accounts payable ...................................         22,074          20,296
  Accrued compensation ...............................         10,463           7,954
  Income taxes payable ...............................          5,885           8,142
  Accrued interest ...................................          3,794           1,604
  Other current liabilities ..........................         13,127          15,051
                                                            ---------       ---------
    Total current liabilities ........................         57,974          57,114
                                                            ---------       ---------

Long-term debt .......................................        254,756         276,883
Deferred income taxes ................................         28,446          42,212
Other long-term liabilities ..........................         14,025          12,644
                                                            ---------       ---------
    Total liabilities ................................        355,201         388,853
                                                            ---------       ---------

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding ......             --              --
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 28,808,105 and
      28,997,488 shares issued and outstanding in
      2002 and 2003, respectively ....................            288             291
  Paid-in capital ....................................        231,832         235,144
  Retained earnings ..................................        162,391         181,528
  Accumulated other comprehensive loss ...............         (7,153)         (3,911)
  Less 37,500 shares of common stock in treasury,
    at cost ..........................................           (419)           (419)
                                                            ---------       ---------
    Total shareholders' equity .......................        386,939         412,633
                                                            ---------       ---------
     Total liabilities and shareholders equity .......      $ 742,140       $ 801,486
                                                            =========       =========

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2003
                                 (in thousands)
                                   (unaudited)

                                                                   2002          2003
                                                                ---------     ---------
Cash flows from operating activities:
  Net income ...............................................    $  26,249     $  19,137
                                                                ---------     ---------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation .......................................        6,731         7,717
        Amortization .......................................        9,843        10,516
        Deferred income taxes ..............................        7,973         8,302
        Pension settlement charge ..........................           --         2,839
        Write-off of deferred financing fees ...............        1,475         2,181
        Write-off of purchased in-process research and
            development assets .............................           --         7,900
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Accounts receivable ......................       (2,588)       (2,162)
                  Increase (decrease) in sale of
                    accounts receivable ....................       (2,000)        2,000
                  Inventories ..............................      (14,006)       (8,588)
                  Accounts payable .........................        4,808        (3,129)
                  Income taxes payable .....................          883         2,642
                  Accrued compensation .....................       (2,081)       (2,879)
                  Accrued interest .........................       (3,796)       (2,190)
                  Other assets/liabilities, net ............       (4,961)       (5,625)
                                                                ---------     ---------
                                                                    2,281        19,524
                                                                ---------     ---------
        Net cash provided by operating activities ..........       28,530        38,661
                                                                ---------     ---------

Cash flows from investing activities:
    Payments related to business acquisitions,
        net of cash acquired ...............................       (2,359)      (52,307)
    Purchases of property, plant, and equipment ............      (10,561)       (6,291)
                                                                ---------     ---------
        Net cash used by investing activities ..............      (12,920)      (58,598)
                                                                ---------     ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock ...............       66,123            --
  Net proceeds from exercise of stock options ..............        3,669         1,255
  Repurchase of warrant on common stock ....................       (2,000)           --
  Payments on debt .........................................     (183,097)     (136,437)
  Proceeds of debt .........................................      101,000       160,000
  Payments related to issuance of debt .....................       (1,513)       (1,300)
                                                                ---------     ---------
        Net cash provided (used) by financing activities ...      (15,818)       23,518
                                                                ---------     ---------

Effect of exchange rate changes
    on cash and cash equivalents ...........................        1,319         1,915
                                                                ---------     ---------

Net increase in cash and cash equivalents ..................        1,111         5,496

Cash and cash equivalents at beginning of period ...........        1,402         5,626
                                                                ---------     ---------

Cash and cash equivalents at end of period .................    $   2,513     $  11,122
                                                                =========     =========

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                      -----------------     -------------------
                                       2002       2003        2002        2003
                                      ------     ------     -------     -------

Net income - as reported ..........   $8,223     $9,706     $26,249     $19,137
                                      ------     ------     -------     -------

Pro forma stock-based employee
  compensation expense, net of
  related income tax effect .......     (559)      (586)     (1,583)     (1,689)
                                      ------     ------     -------     -------

Net income - pro forma ............   $7,664     $9,120     $24,666     $17,448
                                      ======     ======     =======     =======

EPS - as reported:

  Basic ...........................   $  .29     $  .34     $   .98     $   .66
  Diluted .........................      .28        .33         .96         .66

EPS - pro forma:

  Basic ...........................   $  .27     $  .32     $   .92     $   .60
  Diluted .........................      .26        .31         .90         .60

Note 2 - Interim financial information

The statements for the three and nine months ended September 30, 2002 and 2003 are unaudited; in our opinion such unaudited statements include all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for any other quarter nor for the year ending December 31, 2003. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 3 - Other comprehensive income (loss)

Comprehensive income (loss) consists of the following:

                                     Three months ended      Nine months ended
                                        September 30,          September 30,
                                       2002        2003       2002       2003
                                     -------     -------    -------    -------

Net income ......................    $ 8,223     $ 9,706    $26,249    $19,137
                                     -------     -------    -------    -------
Other comprehensive income:
  Foreign currency
    translation adjustment ......       (139)        208      1,338      2,396
  Cash flow hedging
    (net of income taxes) .......        221         191        659        846
                                     -------     -------    -------    -------

  Comprehensive income ..........    $ 8,305     $10,105    $28,246    $22,379
                                     =======     =======    =======    =======

Accumulated other comprehensive income (loss) consists of the following:

                                                                                                    Accumulated
                                            Minimum            Cumulative            Cash              Other
                                            Pension           Translation            Flow          Comprehensive
                                           Liability          Adjustments           Hedges         Income (loss)
                                           ---------          -----------           ------         -------------
Balance, December 31, 2002 ...........      $(5,086)            $(1,159)            $(908)            $(7,153)
    Foreign currency translation
      adjustments ....................           --               2,396                --               2,396
    Cash flow hedging (net of
      income taxes) ..................           --                  --               846                 846
                                            -------             -------             -----             -------

Balance, September 30, 2003 ..........      $(5,086)            $ 1,237             $ (62)            $(3,911)
                                            =======             =======             =====             =======

Note 4 - Inventories

The components of inventory are as follows:

                                                     December 31,  September 30,
                                                         2002          2003
                                                     ------------  -------------

Raw materials ....................................     $ 44,701      $ 39,905

Work-in-process ..................................       12,869        14,898

Finished goods ...................................       62,873        72,780
                                                       --------      --------

      Total ......................................     $120,443      $127,583
                                                       ========      ========

Note 5 - Earnings per share

Basic earnings per share (EPS) is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                           Three months ended  Nine months ended
                                             September 30,       September 30,
                                           ------------------  -----------------
                                             2002      2003      2002      2003
                                            ------    ------    ------    ------
Shares used in the calculation
  of Basic EPS(weighted average
  shares outstanding) ..................    28,613    28,941    26,870    28,909

Effect of dilutive potential
  securities ...........................       430       450       600       281
                                            ------    ------    ------    ------

Shares used in the calculation
  of Diluted EPS .......................    29,043    29,391    27,470    29,190
                                            ======    ======    ======    ======

The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated approximately 1.2 million for the three months ended September 30, 2002, and .6 million for the nine months ended September 30, 2002. Such shares aggregated approximately .9 million for the three months ended September 30, 2003 and 1.5 million for the nine months ended September 30, 2003.

Note 6 - Business acquisitions

As more fully described in our report on Form 10-Q/A for the quarter ended March 31, 2003, we acquired the stock of Bionx Implants, Inc. on March 10, 2003 for $47.0 million in cash (the "Bionx acquisition"). Bionx develops and manufactures self-reinforced resorbable polymer implants for use in a variety of orthopedic applications. In connection with the Bionx acquisition, during the quarter-ended March 31, 2003, we wrote-off $7.9 million in purchased in-process research and development assets. No benefit for income taxes was recorded on the write-off of purchased in-process research and development assets as these costs are not deductible for income tax purposes.

Pro forma statements of income for the three and nine months ended September 30, 2003, assuming the Bionx acquisition occurred as of January 1, 2002 are presented below. The proforma net income and earnings per share for each period presented exclude the $7.9 million write-off of purchased in-process research and development assets.

                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                      2002        2003        2002        2003
                                    --------    --------    --------    --------

Net sales ......................    $117,633    $120,747    $351,434    $367,003

Net income .....................    $  7,558    $  9,706    $ 24,806    $ 26,473

  Basic ........................    $    .26    $    .34    $    .92    $    .92
  Diluted ......................         .26         .33         .90         .91

During the three and nine months ended September 30, 2003, we incurred approximately $.4 million and $3.7 million, respectively, in other acquisition expenses related primarily to the December 31, 2002 acquisition of CORE Dynamics, Inc. (the "CORE acquisition") and the Bionx acquisition of which $.4 million and $3.0 million, respectively, have been recorded in other expense in the three and nine months ended September 30, 2003, and $.7 million has been recorded to cost of sales in the nine months ended September 30, 2003. Those expenses recorded to other expense consist of various acquisition integration costs to wind down CORE operations in Jacksonville, Florida and Bionx operations in Blue Bell, Pennsylvania. Those expenses recorded to cost of sales consist of the step-up to fair value related to the sale of inventory acquired as a result of the CORE and Bionx acquisitions as well as certain training and transition-related costs related to the transfer of CORE's manufacturing operations.

On June 30, 2003, we acquired an electrosurgery business for $2.9 million in cash. Goodwill recognized in the transaction amounted to $2.4 million and is expected to be fully deductible for income tax purposes.

Note 7 - Other expense

Other expense (income) consists of the following:

                                        Three months ended    Nine months ended
                                           September 30,        September 30,
                                        ------------------    -----------------
                                           2002      2003      2002       2003
                                          ------    ------    ------    -------

Gain on settlement of a contractual
    dispute, net of legal costs ......    $   --    $   --    $   --    $(9,000)

Pension settlement costs .............        --       758        --      2,839

Acquisition-related costs ............        --       395        --      2,966

Loss on early extinguishments
    of debt ..........................     1,475        --     1,475      8,078
                                          ------    ------    ------    -------

        Other expense ................    $1,475    $1,153    $1,475    $ 4,883
                                          ======    ======    ======    =======

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

During the quarter ended June 30, 2003, we announced a plan to restructure our orthopedic sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase is part of our integration plan for the Bionx acquisition discussed in Note 6 to the consolidated condensed financial statements. As part of the orthopedic sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. As a result of this restructuring, we now have 18 exclusive orthopedic sales agent groups managing 230 orthopedic sales representatives. As a result of the termination of the 90 direct employee sales representatives, we incurred costs of $.8 million and $2.8 million, respectively, in the three and nine months ended September 30, 2003, related to settlement losses of pension obligations, pursuant to Statement of Financial Accounting Standards No. 88 , "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

During the three and nine months ended September 30, 2003, we incurred $.4 million and $3.7 million, respectively, in costs related primarily to the CORE acquisition and the Bionx acquisition of which $.4 million and $3.0 million, respectively, has been recorded in other expense as discussed in Note 6 to the consolidated condensed financial statements.

During the six months ended June 30, 2003 we purchased all $130.0 million of our 9% senior subordinated notes (the "Notes") and recorded expense of $8.1 million in premium and unamortized deferred financing costs to other expense related to these purchases. We financed the purchases through amendment of our $200.0 million senior credit agreement which expanded the existing term loan facility under the senior credit agreement by $160.0 million to $360.0 million (the "expanded term loan facility"). The proceeds of the expanded term loan facility were used to reduce borrowings outstanding on the revolving credit facility, to fund the purchase of the outstanding Notes and related accrued interest, and fund payment of the 4.5% call premium on the Notes. Proceeds of the expanded term loan facility were also used to fund payment of bank and legal fees associated with amending the senior credit agreement. In connection with the purchase of the Notes, we wrote off $5.8 million in 4.5% call premium and $2.3 million in unamortized deferred financing costs to other expense in the nine months ended September 30, 2003.

During the quarter ended September 30, 2002, we entered into our $200 million senior credit agreement. Deferred financing fees of $1.5 million related to the previously existing credit agreement were written off as an extraordinary charge in 2002 but have been reclassified to other expense as a result of our adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in 2003.

Note 8- Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

Balance as of January 1, 2003 ......................................    $262,394

Goodwill acquired ..................................................      29,360

Foreign currency translation .......................................         398
                                                                        --------

Balance as of September 30, 2003 ...................................    $292,152
                                                                        ========

Other intangible assets consist of the following:

                                                   December 31, 2002             September 30, 2003
                                               --------------------------     -------------------------
                                                  Gross                         Gross
                                                Carrying      Accumulated      Carrying     Accumulated
Amortized intangible assets:                     Amount      Amortization       Amount     Amortization
                                               ---------     ------------     ---------    ------------
Customer relationships .................       $  96,712      $ (12,725)      $ 105,712      $(14,752)

Patents and other intangible assets ....          23,674        (13,534)         30,098       (15,672)

Unamortized intangible assets:
Trademarks and tradenames ..............          86,144             --          86,944            --
                                               ---------      ---------       ---------      --------

                                               $ 206,530      $ (26,259)      $ 222,754      $(30,424)
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

Amortization expense related to intangible assets which are subject to amortization totaled $1,561 and $4,165 in the three and nine months ended September 30, 2003, respectively, and $1,397 and $4,171 in the three and nine months ended September 30, 2002, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2003 and for each of the five succeeding years is as follows:

            2003            $5,744
            2004             5,953
            2005             5,058
            2006             4,484
            2007             4,184
            2008             3,888

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets which continue to be subject to amortization are also evaluated on an annual basis to determine whether events and circumstances warrant a revision to the remaining period of amortization. An intangible asset is determined to be impaired when estimate future cash flows indicate the carrying amount of the asset may not be recoverable. We intend to perform impairment testing of our goodwill and intangible assets during the fourth quarter of 2003. Although no goodwill or other intangible asset impairment has been recorded to date, there can be no assurances that future impairment will not occur.

Note 9 -- Guarantees

We provide service and warranty policies on certain of our products at the time of sale. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the nine months ended September 30, 2003 are as follows:

Balance as of January 1, 2003 ......................................    $ 3,213

Provision for warranties ...........................................      3,272
Claims made ........................................................     (3,005)
                                                                        -------

Balance as of September 30, 2003 ...................................    $ 3,480
                                                                        =======

Note 10 - New Accounting Pronouncements

In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation are applicable for us in the fourth quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. Adoption of this pronouncement has not had and is not expected to have any material impact on our financial condition or results of operations during 2003.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 became applicable for us in our third quarter 2003. Adoption of this pronouncement has not had any material impact on our financial condition or results of operations during 2003.

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 became applicable for us in our third quarter 2003. Adoption of this pronouncement has not had any material impact on our financial condition or results of operations during 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. This Statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in Accounting Principles Board ("APB") Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. We adopted this pronouncement during 2003. As a result we have reclassified the extraordinary loss recognized in the third quarter of 2002 related to the refinancing of debt to ordinary income in this Form 10-Q.

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

In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. FIN 45 has not had any material accounting impact on our financial condition or results of operations.

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

      o We place certain of our capital equipment with customers in return for commitments to purchase disposable products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital shipment and we recognize revenue upon the disposable product shipment. The cost of the equipment is amortized over the terms of the commitment agreements.

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

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.6 million at September 30, 2003 is adequate to provide for any probable losses from accounts receivable.

Business Acquisitions

We completed acquisitions in 2003 with purchase prices totaling approximately $50.0 million and have a history of growth through acquisitions. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $292.2 million and other intangible assets of $192.3 million at September 30, 2003.

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

In connection with the Bionx acquisition, significant estimates were made in the valuation of the purchased in-process research and development assets. With the assistance of a third-party valuation, $7.9 million of the purchase price was determined to represent the estimated fair value of projects that, as of the acquisition date had not reached technological feasibility and had no alternative future use. Accordingly, this amount of purchased in-process research and development assets was written-off in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". The purchased in-process research and development value relates to next generation sports medicine and orthopedic products, which have been or are expected to be released between the second quarter of 2003 and fourth quarter of 2004. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new materials technology for sports medicine and orthopedic applications.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $11.0 million at September 30, 2003. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                             Three Months Ended
                                                                September 30,
                                                              2002        2003
                                                             ------      ------
                                                                 (unaudited)

Net sales ..............................................      100.0%      100.0%
Cost of sales ..........................................       48.0        47.6
                                                             ------      ------
     Gross profit ......................................       52.0        52.4
Selling and administrative .............................       30.5        32.0
Research and development ...............................        3.8         3.7
Other expense ..........................................        1.3         1.0
                                                             ------      ------
     Income from operations ............................       16.4        15.7
Interest expense .......................................        5.0         3.2
                                                             ------      ------
     Income before income taxes ........................       11.4        12.5
Provision for income taxes .............................        4.1         4.5
                                                             ------      ------
     Net income ........................................        7.3%        8.0%
                                                             ======      ======

Sales for the quarter ended September 30, 2003 were $120.7 million, an increase of 6.5% compared to sales of $113.3 million in the same quarter a year ago. Favorable changes in foreign currency exchange rates accounted for 1.8% of our sales growth.

      o Sales in our orthopedic businesses increased 3.5% to $71.5 million from $69.1 million in the same quarter last year.

      o Arthroscopy sales, which represented 59.0% of total third quarter 2003 orthopedic revenues, grew 9.3% to $42.2 million from $38.6 million in the same quarter last year, as a result of the Bionx acquisition (Note 6 to the consolidated condensed financial statements).

      o Powered surgical instrument sales, which represented 41.0% of total third quarter orthopedic revenues, decreased 3.9% to $29.3 million from $30.5 million in the same quarter last year. Sales in the same quarter a year ago included a $3.0 million initial stocking order to DePuy Orthopaedics in conjunction with a co-marketing agreement for the PowerPro(R) battery powered instrument product line.

      o Patient care sales for the three months ended September 30, 2003 were $17.1 million, a decrease of 5.5% when compared to $18.1 million in the same quarter last year on lower sales of ECG products to distributors.

      o Electrosurgery sales for the three months ended September 30, 2003 were $20.6 million, an increase of 21.2% when compared to $17.0 million in the same quarter last year, as we gained sales as a result of our newly-introduced System 5000(R) electrosurgical generator.

      o Sales of endoscopy products increased 20.9% to $11.0 million in the three months ended September 30, 2003 from $9.1 million in the same quarter last year, as a result of the CORE acquisition (See Note 6 to the consolidated condensed financial statements).

      o Sales of integrated operating room systems were $.5 million in the third quarter of 2003. This business is the result of our fourth quarter 2002 acquisitions of ValMed Corporation and Nortrex Medical Corporation.

Cost of sales increased to $57.5 million in the third quarter 2003 as compared to $54.4 million in the same quarter last year, primarily as a result of the increased sales volumes described above while gross margin percentage improved to 52.4% in the third quarter of 2003, as compared to 52.0% in the third quarter of 2002.

Selling and administrative expense increased to $38.6 million in the third quarter of 2003 as compared to $34.6 million in the third quarter of 2002. As a percentage of sales, selling and administrative expense totaled 32.0% in the third quarter of 2003, compared to 30.5% in the third quarter of 2002. During the second quarter we announced a plan to restructure our orthopedic sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase is part of our integration plan for the Bionx acquisition. As part of the orthopedic sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. As a result of this restructuring, we will have 18 exclusive orthopedic sales agent groups managing 230 orthopedic sales representatives. The increase in selling and administrative expense as a percentage of sales is a result of higher costs associated with this sales force expansion which is intended to result in improved sales growth in our orthopedic product lines.

Research and development expense increased to $4.5 million in the third quarter of 2003 as compared to $4.3 million in the third quarter of 2002. As a percentage of sales, research and development expense was 3.7% in the current quarter, consistent with the 3.8% experienced in the same quarter a year ago.

As discussed in Note 7 to the consolidated condensed financial statements, other expense in the third quarter 2003 is comprised of pension settlement costs of $.8 million and acquisition-related costs of $.4 million. In the third quarter 2002, we entered into our present senior credit agreement. As a result, $1.5 million in unamortized deferred financing fees related to the previously existing credit agreement were written-off and are included in other expense.

Interest expense in the third quarter of 2003 was $3.8 million compared to $5.8 million in the third quarter of 2002. The decrease in interest expense is primarily a result of lower weighted average interest rates on our borrowings, which have declined to 4.15% at September 30, 2003 as compared to 6.53% at September 30, 2002, offsetting an increase in borrowings at September 30, 2003 compared to September 30, 2002 of approximately $27.2 million, related to the Bionx acquisition. The decrease in weighted average interest rates on our borrowings is primarily due to our redemption in the second quarter 2003 of our $130 million in 9% senior subordinated notes through borrowings under our senior credit agreement at LIBOR plus 2.75% or 3.89% at September 30, 2003 as discussed in Note 7 to the consolidated condensed financial statements.

Provision for income taxes has been recorded at an effective rate of 36% for the third quarter 2003 and 2002. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the Company's financial statements for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

The following table presents, as a percentage of net sales, certain categories included in our unaudited consolidated statements of income for the periods indicated:

                                                             Nine Months Ended
                                                                September 30,
                                                              2002        2003
                                                             ------      ------
                                                                 (unaudited)

Net sales ..............................................      100.0%      100.0%
Cost of sales ..........................................       47.4        47.7
                                                             ------      ------
     Gross profit ......................................       52.6        52.3
Selling and administrative .............................       30.8        31.7
Research and development ...............................        3.6         3.5
In-process R & D write-off .............................         --         2.2
Other expense ..........................................         .4         1.3
                                                             ------      ------
     Income from operations ............................       17.8        13.6
Interest expense .......................................        5.5         4.2
                                                             ------      ------
     Income before income taxes ........................       12.3         9.4
Provision for income taxes .............................        4.5         4.1
                                                             ------      ------
     Net income ........................................        7.8%        5.3%
                                                             ======      ======

Sales for the nine months ended September 30, 2003 were $363.3 million, an increase of 7.5% compared to sales of $337.8 million in the same period a year ago. Favorable changes in foreign currency exchange rates accounted for 2.2% of our sales growth.

      o Sales in our orthopedic businesses increased 5.5% to $218.3 million from $207.0 million in the same period last year.

      o Arthroscopy sales, which represented 59.0% of first nine months of 2003 orthopedic revenues, grew 5.9% to $128.3 million from $121.1 million in the same period last year, as a result of the Bionx acquisition (Note 6 to the consolidated condensed financial statements).

      o Powered surgical instrument sales, which represented 41.0% of first nine months of 2003 orthopedic revenues, increased 4.8% to $90.0 million from $85.9 million in the same period last year on higher sales of our newly-introduced PowerPro(R) battery powered instrument product line.

      o Patient care sales for the nine months ended September 30, 2003 were $52.1 million, compared to $52.5 million in the same period last year as decreases in sales of our ECG and suction instrument product lines offset increases in sales of automatic defibrillator pads and other patient care products.

      o Electrosurgery sales for the nine months ended September 30, 2003 were $56.3 million, compared to $50.8 million in the same period last year as we gained sales as a result of our newly-introduced System 5000(R) electrosurgical generator compared with the same period last year.

      o Sales of endoscopy products increased 22.2% to $33.6 million in the nine months ended September 30, 2003 from $27.5 million in the same period last year, as a result of the CORE acquisition (Note 6 to the consolidated condensed financial statements).

      o Sales of integrated operating room systems were $2.9 million in the nine months ended September 30, 2003. This business is the result of our fourth quarter 2002 acquisitions of ValMed Corporation and Nortrex Medical Corporation.

Cost of sales increased to $173.3 million in the first nine months of 2003 as compared to $160.2 million in the same period a year ago, primarily as a result of the increased sales volumes described above while gross margin percentage was 52.3% in the nine months of 2003, compared with the 52.6% experienced in the nine months of 2002. Included in cost of sales during the nine months ended September 30, 2003 were approximately $.7 million in acquisition-related costs.

Selling and administrative expense increased to $115.1 million in the first nine months of 2003 as compared to $104.2 million in the same period a year ago. As a percentage of sales, selling and administrative expense totaled 31.7% in the first nine months of 2003 compared to 30.8% in the first nine months of 2002. The increase in selling and administrative expense as a percentage of sales is due to increased marketing costs associated with recently launched product lines including the integrated operating room systems product lines, PowerPro(R), and new electrosurgical generators, as well as higher costs associated with the orthopedic sales force expansion discussed above which is expected to result in improved sales growth in our orthopedic product lines.

Research and development expense amounted to $12.6 million in the first nine months of 2003 as compared to $12.2 million in the first nine months of 2002. As a percentage of sales, research and development expense was 3.5% in the first nine months of 2003, consistent with the 3.6% in the same period a year ago.

As discussed in Note 6 to the consolidated condensed financial statements, we wrote off purchased in-process research and development assets in connection with the Bionx acquisition of $7.9 million in the first quarter of 2003.

As discussed in Note 7 to the consolidated condensed financial statements, other expense is comprised of a net gain on settlement of a contractual dispute of $9.0 million, pension settlement costs of $2.8 million, acquisition related costs of $3.0 million and the loss of $8.1 million on the early extinguishment of subordinated debt. In the third quarter 2002, we entered into our present senior credit agreement. As a result, $1.5 million in unamortized deferred financing fees related to the previously existing credit agreement were written-off and are included in other expense in the nine months ended September 30, 2002.

Interest expense in the first nine months of 2003 was $15.2 million compared to $18.7 million in the first nine months of 2002. The decrease in interest expense is primarily a result of lower weighted average interest rates on our borrowings, which have declined to 4.19% at September 30, 2003 as compared to 6.53% at September 30, 2002, offsetting an increase in borrowings at September 30, 2003 compared to September 30, 2002 of approximately $27.2 million, related to the Bionx acquisition. The decrease in weighted average interest rates on our borrowings is primarily due to our redemption in the second quarter 2003 of our $130 million in 9% senior subordinated notes through borrowings under our senior credit agreement at LIBOR plus 2.75% or 3.89% at September 30, 2003 as discussed in Note 7 to the consolidated condensed financial statements.

Provision for income taxes has been recorded at an effective rate of 44% for the first nine months of 2003 and 36% for the nine months of 2002. The effective rate of 44% for the nine months of 2003 is substantially higher than the 36% which we have experienced historically as a result of the non-deductibility for income tax purposes of the $7.9 million in-process research and development write-off recorded in the third quarter 2003 in conjunction with the Bionx acquisition. A reconciliation of the United States statutory income tax rate of 35% to our historical effective tax rate of 36% (excluding the effect of the in-process research and development write-off) is included in Note 7 to the Company's financial statements for the year ended December 31, 2002 included in our Annual Report to the Securities and Exchange Commission on Form 10-K.

Liquidity and Capital Resources

Cash generated from our operations, including sales of accounts receivable and borrowings under our revolving credit facility, provide the working capital for our operations, debt service under our senior credit agreement and the funding of our capital expenditures. In addition, we have used term borrowings, including:

      o     borrowings under our senior credit agreement;

      o Senior Subordinated Notes issued to refinance borrowings under our senior credit agreement, in the case of the acquisition of Linvatec Corporation in 1997;

      o borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions.

Our senior credit agreement consists of a $260 million term loan and a $100 million revolving credit facility of which $258.9 million was outstanding on the term loan facility at September 30, 2003. There were no borrowings outstanding at September 30, 2003 on the revolving credit facility. The $260 million term loan facility extends for approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $70.8 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement. Borrowings, if any, on the revolving credit facility are due and payable on August 28, 2007, the revolving credit facility termination date. Interest rates on the new term facility are LIBOR plus 2.75% or 3.89% at September 30, 2003. Interest rates on the revolving credit facility are LIBOR plus 2.50%.

Our senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which have been sold in connection with our accounts receivable sales agreement. The senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The senior credit agreement contains a material adverse effect clause that could limit our ability to access additional funding under our senior credit agreement should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The term loans consist of a Class A note bearing interest at 7.50%, a Class C note bearing interest at 8.25% and a seller-financed note bearing interest at 6.50%. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $10.2 million, $7.4 million and $3.8 million, respectively, at September 30, 2003. These loans are secured by our Largo, Florida property.

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation, a wholly-owned special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables to a commercial paper conduit (the "conduit purchaser"). As of December 31, 2002 and September 30, 2003, the undivided percentage ownership interest in receivables sold by CRC to the conduit purchaser aggregated $37.0 million and $39.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. We entered into an amended and restated accounts receivable sales agreement as of October 23, 2003, under substantially the same terms and conditions as the previous agreement except that the conduit purchaser has been replaced by a bank.

Our net working capital position was $152.1 million at September 30, 2003. Net cash provided by operations increased to $38.7 million in the nine months ended September 30, 2003 compared to $28.5 million for the same period a year ago.

Net cash provided by operations in the nine months of 2003 was positively impacted by depreciation, amortization, deferred income taxes, non-cash pension settlement charges, the non-cash write-off of the remaining unamortized deferred financing fees related to the extinguishment of our 9% senior subordinated notes, the non-cash write-off of purchased in-process research and development assets, increased sales of accounts receivable and an increase in income taxes payable.

Net cash provided by operations in the nine months of 2003 was negatively impacted by the increase in working capital as a result of the Bionx acquisition (discussed in Note 6 to the consolidated condensed financial statements), increases in accounts receivable and inventory as a result of growth in our business, and decreases in accounts payable, accrued compensation and interest and changes in other assets/liabilities, primarily related to the timing of the payment of liabilities.

Capital expenditures in the nine months ended September 30, 2003 were $6.3 million compared to $10.6 million in the same period a year ago. The decrease in capital expenditures compared to the same period a year ago is a result of the completion of several large capital projects. Capital expenditures representing the ongoing capital investment requirements of our business are expected to continue at the rate of approximately $9.0 to $12.0 million annually. Net cash used by investing activities in the nine months ended September 30, 2003 also included $52.3 million in payments related to business acquisitions, net of cash acquired, of which $47.3 million related to the Bionx acquisition and the remainder related to the CORE acquisition and the acquisition of an electrosurgery business as discussed in Note 6 to the consolidated condensed financial statements.

Financing activities in the nine months ended September 30, 2003 consist primarily of $160.0 million in borrowings under the senior credit agreement and the retirement of $130.0 million in 9.0% senior subordinated notes (discussed in Note 7 to the consolidated condensed financial statements). The remaining borrowings under the expanded term loan facility were used to reduce borrowings outstanding on the revolving credit facility as a result of the Bionx acquisition (discussed in Note 6 to the consolidated condensed financial statements) and to fund payment of bank and legal fees associated with amending the senior credit agreement. Based on the interest rates in effect at September 30, 2003, annual savings in interest costs as a result of this debt restructuring are estimated at approximately $6.0 million.

Management believes that cash generated from operations, including accounts receivable sales, our current cash resources and funds available under our amended senior credit agreement will provide sufficient liquidity to ensure continued working capital for operations, debt service and funding of capital expenditures in the foreseeable future.

Contractual Obligations

There were no capital lease obligations or unconditional purchase obligations as of September 30, 2003. The following table summarizes our contractual obligations related to operating leases and long-term debt as of September 30, 2003:

                                                  (Amounts in thousands)
                             2003       2004       2005       2006       2007     Thereafter
                            ------     ------     ------     ------     ------    ----------
Long-term debt ........     $1,306     $4,149     $4,336     $4,538     $4,759     $261,862
Operating lease
  obligations .........        446      1,589      1,310      1,238      1,259        3,173
                            ------     ------     ------     ------     ------     --------
Total contractual
  cash obligations ....     $1,752     $5,738     $5,646     $5,776     $6,018     $265,035
                            ======     ======     ======     ======     ======     ========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposures to market risk during the three and nine months ended September 30, 2003. For a detailed discussion of market risk, see our Annual Report on Form 10K for the year-ended December 31, 2002, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Vice President - Finance and Chief Financial Officer ("the Certifying Officers") as of September 30, 2003. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company's internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K

List of Exhibits

   Exhibit No.    Description of Exhibit
   -----------    ----------------------

      10.1 Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet National Bank.

      10.2 Amendment No. 1 dated October 23, 2003 to the Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation.

      31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On October 29, 2003, the Company filed a Report on Form 8-K furnishing as
Exhibit 99.1 under Item 12, an October 24, 2003 press release announcing third quarter and first nine months of 2003 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONMED CORPORATION
                                                (Registrant)

Date:  November 10, 2003


                                        /s/ Robert D. Shallish, Jr.
                                        ------------------------------------
                                        Robert D. Shallish, Jr.
                                        Vice President - Finance
                                        (Principal Financial Officer)

                                  Exhibit Index

                                                                    Sequential Page
Exhibit                                                                 Number
-------                                                             ---------------
10.1      Amended and Restated Receivables Purchase Agreement,
          dated October 23, 2003, among CONMED Receivables
          Corporation, CONMED Corporation, and Fleet              (included in EDGAR
          National Bank.                                              filing only)

10.2      Amendment No. 1 dated October 23, 2003 to the
          Purchase and Sale Agreement dated November 1, 2001      (included in EDGAR
          among CONMED Corporation, et al and CONMED                  filing only)
          Receivables Corporation

31.1      Certification pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 302 of the                 E-1
          Sarbanes-Oxley Act of 2002.

31.2      Certification pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 302 of the                 E-2
          Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the                 E-3
          Sarbanes-Oxley Act of 2002.