Form 10-K
period 2003-12-31
CONMED CORP
filed 2004-03-15
CIK 816956

United States
                       Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003       Commission file number 0-16093

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
    (Address of principal executive offices)                (Zip Code)
                                 (315) 797-8375
               Registrant's telephone number, including area code
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 par value per share
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No|_|

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

Yes |X| No |_|

      The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $850,483,271 based upon the closing price of the Company's common stock on the NASDAQ Stock Market, which was $28.76 on March 5, 2004.

      The number of shares of the Registrant's $0.01 par value common stock outstanding as of March 5, 2004 was 29,571,741.

          DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement, scheduled to be mailed on or prior to April 5, 2004 for the Annual Meeting of Stockholders to be held May 18, 2004, are incorporated by reference into Part III of this report.

                               CONMED CORPORATION

                                TABLE OF CONTENTS

                                    FORM 10-K

                                     Part I

Item Number                                                                 Page
-----------                                                                 ----

Item 1.   Business                                                            2

Item 2.   Properties                                                         24

Item 3.   Legal Proceedings                                                  25

Item 4.   Submission of Matters to a Vote of Security Holders                25


                                     Part II

Item 5.   Market for the Registrant's Common Equity and Related
                Stockholder Matters                                          26

Item 6.   Selected Financial Data                                            27

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                29

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk                                                        40

Item 8.   Financial Statements and Supplementary Data                        41

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure                                41

Item 9A.  Controls and Procedures                                            41


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                 42

Item 11.  Executive Compensation                                             42

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                         42

Item 13.  Certain Relationships and Related Transactions                     42

Item 14.  Principal Accounting Fees and Services                             42


                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                        43

CONMED CORPORATION

Item 1. Business

        Forward Looking Statements

      This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED", the "Company", "we" or "us" -- references to "CONMED", the "Company", "we" or "us" shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

      o     changes in customer preferences;

      o     competition;

      o     changes in technology;

      o     the introduction and acceptance of new products;

      o the ability to evaluate, finance and integrate acquired businesses, products and companies;

      o     changes in business strategy;

      o the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

      o     future levels of indebtedness and capital spending;

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

General

      CONMED Corporation was incorporated in New York in 1970 by Eugene R. Corasanti, the Company's founder, Chairman of the Board and Chief Executive Officer. CONMED is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, otolaryngologic ("ENT"), neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of radio frequency ("RF") electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers and a full line of electrocardiogram ("ECG") electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and hospitals.

      We have used strategic business acquisitions to diversify our product offerings, to increase our market share in certain product lines and to realize economies of scale. During the last five years, we have completed eleven strategic business acquisitions; these acquisitions, complemented by internal growth, have resulted in a compound annual growth rate in net sales during that period of approximately 8%.

      We are committed to offering products with the highest standards of quality, technological excellence and customer service. Substantially all of our facilities have attained certification under the ISO international quality standards and other domestic and international quality accreditations.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of our Internet website (http://www.conmed.com) as soon as practicable after such material is electronically filed with the Securities and Exchange Commission.

Industry

      Market growth for our products is primarily driven by:

      o Favorable Demographics. The number of surgical procedures performed is increasing. This growth in surgical procedures reflects demographic trends, such as the aging of the population, and technological advancements, which result in safer and less invasive surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. Sales of surgical products aggregated approximately 90% of our total net revenues in 2003. See "Products."

      o Continued Pressure to Reduce Health Care Costs. In response to rising health care costs, managed care companies and other third-party payers have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery. To reduce costs, health care providers use minimally invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. Many of our products are designed for use in minimally invasive surgical procedures. See "Products." Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care. Approximately 75% of our sales are derived from single-use disposable products.

            In the United States, the pressure on health care providers to contain costs has altered their purchasing patterns for general surgical instruments and disposable medical products. Many health care providers have entered into comprehensive purchasing contracts with fewer suppliers, which offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with Group Purchasing Organizations ("GPOs") or Integrated Health Networks ("IHNs"), whose stated purpose is to aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. We believe that these trends will favor entities which offer a diverse product portfolio. See "--Business Strategy".

      o Increased Global Medical Spending. We believe that foreign markets offer significant growth opportunities for our products. We currently distribute our products through our own sales subsidiaries or through local dealers in over 100 foreign countries. Export sales represented approximately 33% of our total revenues in 2003.

Competitive Strengths

      We believe that we have a top two or three market share position in each of our five key product areas: Arthroscopy, Powered Surgical Instruments, Electrosurgery, Patient Care and Endoscopy. We have established our position as a market leader by capitalizing on the following competitive strengths:

      o Strong Brand Recognition. Our products are sold under leading brand names, including CONMED(R), Linvatec(R)and Hall Surgical(R). These brand names are well recognized by physicians for quality and service. We believe that brand recognition helps drive demand for our products by enabling us to build upon the reputation for quality and service associated with these brands and gain faster acceptance when introducing new branded products.

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

      o Successful Integration of Acquisitions. During the last five years, we have completed eleven acquisitions. These acquisitions have enabled us to broaden our product categories, expand our sales and distribution capabilities and increase our international presence. Our management team has demonstrated a historical ability to identify complementary acquisitions and to integrate acquired companies into our operations.

      o Strategic Marketing and Distribution Channels. We market our products domestically through four distinct sales force groups consisting of approximately 120 employee sales representatives and an additional 230 sales professionals employed by independent sales agent groups. All of our sales professionals are highly trained and educated in the applications or procedures for the products they sell. They call directly on surgeons, hospital departments, outpatient surgery centers and physician offices. Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets. We sell direct to hospital customers in these markets with an employee-based international sales force of approximately 60 sales representatives. We also maintain distributor relationships domestically and in numerous countries worldwide. See "--Marketing."

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

      o Technological Leadership. Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying technology to the manufacture of products for new market sectors, and reducing the cost of producing core business products. During the last several years, we have introduced new products and product enhancements. Our reputation as an innovator is exemplified by our recent new product introductions, which include our 4th generation Autoclavable Three Chip Camera Video System, the 10K(TM) Pump fluid management system, the PowerPro (R) Pneumatic powered instrument system and the SmartNail(R) 2.4 mm bioresorbable nail. Research and development expenditures were $17.3 million in 2003 excluding the write-off of acquired in-process research and development assets.

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

      o Pursue Strategic Acquisitions. We believe that strategic acquisitions represent a cost-effective means of product line diversification. We have historically targeted companies with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. During the last five years, we have completed eleven acquisitions, expanding across all of our existing product lines and adding a line of integrated operating room systems and equipment.

      o Realize Manufacturing and Operating Efficiencies. We will continue to review opportunities for consolidating product lines and streamlining production. We believe our vertically integrated manufacturing processes can produce further opportunities to reduce overhead and to increase operating efficiencies and capacity utilization.

      o Maintain Strong International Sales Growth. We believe there are significant sales opportunities for our surgical products outside the United States. We intend to maintain our international sales growth and increase our penetration into international markets by utilizing our relationships with foreign surgeons, hospitals and third-party payers, as well as foreign distributors. In 2003, our international sales represented 33% of total net sales.

Products

      The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

                                    Year Ended December 31,
                                 2001        2002        2003
                                 ----        ----        ----
Arthroscopy ................         36%         36%         36%
Powered Surgical Instruments         27          25          25
Electrosurgery .............         16          15          15
Patient Care ...............         16          16          14
Endoscopy ..................          5           8           9
Integrated Operating Room
   Systems .................         --          --           1
                               --------    --------    --------
  Total ....................        100%        100%        100%
                               ========    ========    ========
Net Sales (in thousands) ...   $428,722    $453,062    $497,130
                               ========    ========    ========

Arthroscopy

      We offer a comprehensive range of devices and products for use in arthroscopic surgery. Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally invasive arthroscopes and related instruments. Minimally invasive arthroscopy procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings. Arthroscopic procedures are performed on the knee and shoulder, and smaller joints, such as the wrist and ankle.

      Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, fluid management systems, imaging products, metal and bioabsorbable implants and related disposable products. It is our standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge. These capital "placements" allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing. We have benefited from the introduction of new products and new technologies in the arthroscopic area, such as bioabsorbable screws, ablators, "push-in" and "screw-in" suture anchors, resection shavers and cartilage repair implants.

      The majority of arthroscopic procedures are performed to repair injuries that have occurred in the joint areas of the body. Many of these injuries are the result of sports related events or other traumas which is why arthroscopy is sometimes referred to as "sports medicine."

----------------------------------------------------------------------------------------------------------------------
                                                     Arthroscopy
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                          Brand Name
----------------------------------------------------------------------------------------------------------------------
Ablators and Shaver Ablators     Electrosurgical ablators and resection ablators to      Advantage(TM)
                                 resect and remove soft tissue and bone; used in knee,   ESA(TM)
                                 shoulder and small joint surgery.                       Sterling(R)
                                                                                         UltrAblator(TM)
                                                                                         Lightwave(TM)
                                                                                         Trident(TM)

Knee Reconstructive Systems      Products used in cruciate reconstructive surgery;       Paramax(R)
                                 includes instrumentation, screws, pins and ligament     Pinn-ACL(R)
                                 harvesting and preparation devices.                     GraFix(TM)

Soft Tissue Repair Systems       Instrument systems designed to attach specific torn     Spectrum(R)
                                 or damaged soft tissue to bone or other soft tissue     Inteq(R)
                                 in the knee, shoulder and wrist; includes               Shuttle Relay(TM)
                                 instrumentation, guides, hooks and suture devices.      Blitz(R)

Fluid Management Systems         Disposable tubing sets, disposable and reusable         Apex(R)
                                 inflow devices, pumps and suction/waste management      Quick-Flow(R)
                                 systems for use in arthroscopic and general surgeries.  Quick-Connect(R)

Imaging                          Surgical video systems for endoscopic procedures;       Apex(R)
                                 includes autoclavable single and three-chip camera      8180 Series
                                 heads and consoles, endoscopes, light sources,          Envision(TM)Autoclavable
                                 monitors, VCRs and printers.                             Three Chip Camera Head

----------------------------------------------------------------------------------------------------------------------
                                                     Arthroscopy
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                          Brand Name
----------------------------------------------------------------------------------------------------------------------
Implants                         Products including bioabsorbable and metal screws,      BioScrew(R)
                                 pins and suture anchors for attaching soft tissue to    BioAnchor(R)
                                 bone in the knee, shoulder and wrist as well as         BioTwist(R)
                                 miniscal repair.                                        Ultrafix(R)
                                                                                         Revo(R)
                                                                                         Super Revo(R)
                                                                                         Bionx(R)
                                                                                         Meniscus Arrow(R)

Other Instruments and            Forceps, graspers, punches, probes, sterilization       Shutt(R)
Accessories                      cases and other general instruments for arthroscopic    Concept(R)
                                 procedures.                                             TractionTower(R)
----------------------------------------------------------------------------------------------------------------------

Powered Surgical Instruments

      Electric, battery or pneumatic powered surgical instruments are used to perform orthopedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reuse items (e.g., burs, saw blades, drills and reamers). Powered instruments are categorized as either small bone, large bone or specialty powered instruments. Specialty powered instruments are utilized in procedures such as spinal surgery, neurosurgery, ENT, oral/maxillofacial surgery, and cardiothoracic surgery.

      Our line of powered instruments is sold principally under the Hall(R) Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Large bone, neurosurgical, spinal and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physician offices. Our Linvatec subsidiary has devoted substantial resources to developing a new technology base for large bone, small bone, arthroscopic, neurosurgical, spine and otolaryngological instruments which may be easily adapted and modified for new procedures.

      Our powered instruments line also includes a recently introduced PowerPro(R) Battery System, which is a full function orthopedic power system specifically designed to meet the requirements of most orthopedic applications. The PowerPro(R) Battery System has a SureCharge(TM) option which allows the user to sterilize the battery before charging. This ensures that the battery will be fully charged when delivered to the operating room, unlike other battery systems currently available on the market. The PowerPro(R) uses a proprietary process for maintaining sterility during charging, thus avoiding the loss of battery charge during sterilization, which frequently results in competing battery systems.

----------------------------------------------------------------------------------------------------------------------
                                            Powered Surgical Instruments
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
----------------------------------------------------------------------------------------------------------------------
                                                                                         Hall(R) Surgical
Large Bone                       Powered saws, drills and related disposable             MaxiDriver(TM)
                                 accessories for use primarily in total knee and hip     VersiPower(R)Plus
                                 joint replacements and trauma surgical procedures.      Series 4(R)
                                                                                         PowerPro(R)
                                                                                         Advantage(TM)
                                                                                         SureCharge(TM)

Small Bone                       Powered saws, drills and related disposable             Hall(R)Surgical
                                 accessories for small bones and joint surgical          E9000(R)
                                 procedures.                                             MiniDriver(TM)
                                                                                         MicroChoice(R)
                                                                                         Micro 100(TM)
                                                                                         Advantage(TM)

Otolaryngology                   Specialty powered saws, drills and related disposable   Hall(R)Surgical
Neurosurgery                     accessories for use in neurosurgery, spine, and         E9000(R)
Spine                            otolaryngologic procedures.                             UltraPower(R)
                                                                                         Hall Osteon(R)
                                                                                         Hall Ototome(R)

Cardiothoracic                   Powered sternum saws, drills, and related disposable    Hall(R)Surgical
Oral/maxillofacial               accessories for use by cardiothoracic and               E9000(R)
                                 oral/maxillofacial surgeons.                            UltraPower(R)
                                                                                         Micro 100(TM)
                                                                                         VersiPower(R) Plus
----------------------------------------------------------------------------------------------------------------------

Electrosurgery

      Electrosurgery is a technique of using high-frequency electric current which, when applied to tissue through special instruments, may be used to cut and/or, coagulate tissue. Radio frequency ("RF") is the form of high frequency electric current used in electrosurgery. An electrosurgical system consists of a generator, an active electrode in the form of a cautery pencil or other instrument which the surgeon uses to apply the current from the generator to the target tissue and a ground pad to safely return the current to the generator. Electrosurgery is routinely used in most forms of surgery, including general, dermatologic, thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and endoscopic procedures.

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

----------------------------------------------------------------------------------------------------------------------
                                                   Electrosurgery
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
----------------------------------------------------------------------------------------------------------------------
Pencils                          Disposable and reusable surgical instruments designed   Hand-trol(R)
                                 to deliver high-frequency electric current to cut       Gold Line(R)
                                 and/or coagulate tissue.                                Clear Vac(R)

Ground Pads                      Disposable ground pads to safely return the current     Macrolyte(R)
                                 to the generator; available in adult, pediatric and     Bio-gard(R)
                                 infant sizes.                                           SureFit(R)

Blades                           Surgical blades and accessory electrodes that           Ultra Clean(TM)
                                 use a proprietary coating to eliminate tissue
                                 buildup on the blade during surgery.

Generators                       Monopolar and bipolar generators for surgical           EXCALIBUR Plus PC(R)
                                 procedures performed in a hospital, physician's         SABRE(R)
                                 office or clinic setting.                               System 5000(R)
                                                                                         System 2500(R)
                                                                                         Hyfrecator(R) 2000

Argon Beam                       Specialized electrosurgical generators, disposable      ABC(R)
Coagulation Systems              hand pieces and ground pads for enhanced non-contact    Beamer Plus(R)
                                 coagulation of tissue.                                  System 7500(R)
                                                                                         ABC Flex(R)
----------------------------------------------------------------------------------------------------------------------

Patient Care

      We manufacture a variety of patient care products for use in monitoring cardiac rhythms, wound care management and intravenous ("IV") therapy. These products include ECG electrodes and cables, wound dressings and catheter stabilization dressings. Our patient care product lines also include disposable surgical suction instruments and connecting tubing. Sales are primarily derived from the distribution of ECG electrodes and surgical suction instruments and tubing. Although wound management and IV therapy product sales are comparatively small, the application of these products in the operating room complements our surgical product offerings.

      During 2003, we entered into an agreement to become the exclusive North American distributor for a full line of pulse oximetry products manufactured by Dolphin Medical, Inc.

----------------------------------------------------------------------------------------------------------------------
                                                Patient Care Products
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
----------------------------------------------------------------------------------------------------------------------
ECG Monitoring                   Line of disposable electrodes, monitoring cables, lead  CONMED(R)
                                 wire products and accessories designed to transmit ECG  Ultratrace(R)
                                 signals from the heart to an ECG monitor or recorder.   Cleartrace(R)

----------------------------------------------------------------------------------------------------------------------
                                                Patient Care Products
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
----------------------------------------------------------------------------------------------------------------------
Wound Care                       Disposable transparent wound dressings comprising       ClearSite(R)
                                 proprietary hydrogel; able to absorb 2 1/2 times its    Hydrogauze(R)
                                 weight in wound exudate.                                SportPatch(TM)

Patient Positioners              Products that properly and safely position patients     Airsoft(TM)
                                 while in surgery.

Surgical Suction Instruments     Disposable surgical suction instruments and             CONMED(R)
and Tubing                       connecting tubing, including Yankauer, Poole, Frazier
                                 and Sigmoidoscopic instrumentation, for use by
                                 physicians in the majority of open surgical
                                 procedures.

Intravenous Therapy              Disposable IV drip rate gravity controller and          VENI-GARD(R)
                                 disposable catheter stabilization dressing designed to  MasterFlow(R)
                                 hold and secure an IV needle or catheter for use in IV  Stat 2(R)
                                 therapy.

Defibrillator Pads and           Stimulation electrodes for use in emergency cardiac     PadPro(TM)
Accessories                      response and for conduction studies of the heart.

Pulse Oximetry                   Used in critical care to continuously monitor a         Dolphin(R)
                                 patient's arterial blood oxygen saturation and pulse
                                 rate.
----------------------------------------------------------------------------------------------------------------------

Endoscopy

      Endoscopic surgery (also called Laparoscopic surgery) is surgery performed without a major incision, which results in less trauma for the patient and produces important cost savings as a result of shorter recovery times and reduced hospitalization. Endoscopic surgery is performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During such procedures, devices called "trocars" are used to puncture the abdominal wall and are then removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for camera systems and surgical instruments. Some of our endoscopic instruments are "reposable", which means that the instrument has a disposable and a reusable component.

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

----------------------------------------------------------------------------------------------------------------------
                                                      Endoscopy
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
----------------------------------------------------------------------------------------------------------------------
Trocars                          Disposable and reposable devices used to puncture the   Finesse(R)
                                 abdominal wall to provide access to the abdominal       Reflex(R)
                                 cavity for camera systems and instruments.              Detach a Port(R)
                                                                                         One Port(R)

Multi-functional                 Instruments for cutting and coagulating tissue by       Universal(TM)
Electrosurgery and               delivering high-frequency current.  Instruments that    Universal Plus(TM)
Suction/Irrigation instruments   deliver irrigating fluid to the tissue and remove       FloVac(R)
                                 blood and fluids from the internal operating field.

Clip Appliers                    Disposable devices for ligating blood vessels and       Reflex(R)
                                 ducts by placing a titanium clip on the vessel

Laparoscopic Instruments         Scissors, graspers                                      Detach a Tip(R)

Skin Staplers                    Disposable devices that place surgical staples to       Reflex(R)
                                 close a surgical incision.

Microlaparoscopy scopes and      Small laparoscopes and instruments for performing       MicroLap(R)
instruments                      surgery through very small incisions.
----------------------------------------------------------------------------------------------------------------------

Integrated operating room systems

      Our line of integrated operating room systems and equipment provides fully-integrated turn-key solutions for operating rooms and other patient critical care environments, enabling increased efficiency and operating cost savings. Our product offering includes design and consulting services, as well as our unique centralized operating room control system.

----------------------------------------------------------------------------------------------------------------------
                                          Integrated Operating Room Systems
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
----------------------------------------------------------------------------------------------------------------------
Surgical Lights                  Surgical lighting for use in the operating room.        CM 570 Series(R)

Service Arms                     Articulating ceiling-mounted service arms for mounting  CONMED(R)
                                 various types of service managers and surgical
                                 equipment.

----------------------------------------------------------------------------------------------------------------------
                                          Integrated Operating Room Systems
----------------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
----------------------------------------------------------------------------------------------------------------------
Service Managers                 Units mounted on service arms which provide shelving    SM14
                                 for surgical equipment and house electrical, gas and    SM20
                                 video connections.                                      SM30
                                                                                         SM40

Operating room control system    Centralized operating room management and control       Nurse's Assistant(R)
                                 system for lighting, video, surgical equipment and
                                 generators, camera systems and interhospital and web
                                 conferencing.
----------------------------------------------------------------------------------------------------------------------

Marketing

      Most of our products in the continental United States are marketed directly to more than 6,000 hospitals, to surgeons and other health care facilities.

      A substantial portion of our sales are to customers affiliated with GPOs, IHNs, other large national or regional accounts, the Veterans Administration and to other hospitals operated by the Federal government. For hospital inventory management purposes, certain of our customers prefer to purchase our products through independent third-party medical product distributors.

      In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

o 230 sales representatives selling arthroscopy and powered surgical instrument products employed by independent sales agent groups.

o     60 employee sales representatives selling electrosurgery products.

o     30 employee sales representatives selling endoscopy products.

o     30 employee sales representatives selling patient care products.

      Each employee sales representative is assigned a defined geographic area and is compensated on a commission basis or through a combination of salary and commission. The sales force is supervised and supported by area directors. Sales agent groups are used in the United States to sell our arthroscopy and powered surgical instrument products. The sales agent groups are paid a commission for sales made to customers while home office sales and marketing management provide the overall direction for the sales of our products.

      We also have a corporate sales department that is responsible for interacting with GPOs and IHNs. We have contracts with many such organizations and believe that, with certain exceptions, the lack of any individual group purchasing contract will not adversely impact our competitiveness in the marketplace. Our sales professionals are required to work closely with distributors where applicable and to maintain close relationships with end-users.

      The sale of our products is accompanied by initial and ongoing in-service training of the end-user. Our sales professionals are trained in the technical aspects of our products and their uses and the procedures in which they are used. Our sales professionals, in turn, provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

      Our international sales accounted for approximately 33% of total revenues in 2003. Products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or with direct sales efforts. We distribute our products through sales subsidiaries and branches with offices located in Australia, Belgium, Canada, France, Germany, Korea, the Netherlands, Spain and the United Kingdom. In these countries, our sales are denominated in the local currency. In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

      All of our products are classified as medical devices subject to regulation by the United States Food and Drug Administration ("FDA"). As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with its Quality System Regulations. Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval and requirements for foreign approvals may differ from FDA requirements.

      We believe our production and inventory practices are generally reflective of conditions in the industry. Our products are not generally made to order or to individual customer specifications. Accordingly, we schedule production and stock inventory on the basis of experience, knowledge of customer order patterns, and our judgment as to anticipated demand. Since customer orders must generally be filled promptly for immediate shipment, backlog of unfilled orders is not significant to an understanding of our business.

Research and Development

      New and improved products play a critical role in our continued sales growth. Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines. We continually seek to leverage new technologies which improve the durability, performance and usability of existing products. In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas. For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.

Such agreements typically compensate the originator through royalty payments based upon a percentage of licensed product net sales. Royalty expense was approximately $2.4 million, $2.9 million and $3.5 million in 2001, 2002 and 2003, respectively.

      We spent approximately $14.8 million, $16.1 million and $17.3 million during 2001, 2002, and 2003, respectively, for research and development activities.

      We have rights to significant intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products. We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder. In addition, certain of these patents have currently been licensed to third parties on a non-exclusive basis. We believe that the development of new products and technological and design improvements to existing products will continue to be of primary importance in maintaining our competitive position.

Competition

      The market for our products is highly competitive and our customers generally have numerous alternatives of supply. Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others. In addition, several of our competitors are large, technically-competent firms with substantial assets.

      The following chart identifies our principal competitors in each of our key business areas:

      Business Area         Competitor
      -------------         ----------

      Arthroscopy           Smith & Nephew plc
                            Arthrex
                            Stryker Corporation
                            Arthrocare
                            Johnson & Johnson's Mitek division

      Powered Surgical      Stryker Corporation
      Instruments           Medtronic, Inc.'s Midas Rex and Xomed divisions
                            Anspach
                            MicroAire

      Electrosurgery        Tyco International Ltd.'s Valleylab division
                            3M Company
                            ERBE Elektromedizin GmbH

      Patient Care          Tyco International Ltd.'s Kendall division
                            3M Company

      Endoscopy             Johnson & Johnson's Ethicon division
                            Tyco International Ltd.'s U.S.Surgical division

      Factors which affect our competitive posture include product design, customer acceptance, service and delivery capabilities, pricing and product development/improvement. Other alternatives, such as new medical procedures or pharmaceuticals, could at some point prove to be interchangeable alternatives to our products.

Government Regulation

      A significant number of our products are classified as medical devices subject to regulation by the FDA. New product introductions generally require FDA clearance under a procedure referred to as 510(k) premarketing notification. A 510(k) premarketing notification clearance indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received 510(k) premarketing notification clearance. Some products have been continuously produced, marketed and sold since May 1976 and require no 510(k) premarketing clearance. Our products generally are classified as either Class I or Class II products with the FDA, meaning that they must meet certain FDA standards and are subject to the 510(k) premarketing notification clearance discussed above, but are not required to be approved by the FDA. FDA clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on a product's marketing or withdrawal of the product from the market.

      We have quality control/regulatory compliance groups which have been tasked with monitoring compliance with design specifications and relevant government regulations for all of our products. We and substantially all of our products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, and the Safe Medical Device Act of 1990, as amended in 1992, and similar international regulations.

      As a manufacturer of medical devices, our manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to ensure compliance with Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820. Many of our products are subject to industry-set standards. Industry standards relating to our products are generally formulated by committees of the Association for the Advancement of Medical Instrumentation. We believe that our products presently meet applicable standards in all material respects. We market our products in many international markets. Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. We believe that our products currently meet applicable standards for the countries in which they are marketed.

      We are subject to product recall and have made product recalls in the past. No recall has had a material effect on our financial condition, but there can be no assurance regulatory issues may not have a material adverse effect in the future.

      Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations could result in a material adverse effect on our financial condition or results of operations.

Employees

      As of December 31, 2003, we had approximately 2,600 full-time employees, of whom 1,840 were in manufacturing, 115 in research and development, and the balance were in sales, marketing, executive and administrative positions. We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage. None of our employees are represented by a labor union.

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

      o     increased quality control costs; or

      o     criminal prosecution.

      The failure to comply with Quality System Regulations and applicable foreign regulations could result in a material adverse effect on our business, financial condition or results of operations.

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

      The market for our products is highly competitive and our customers have numerous alternatives of supply. Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others. In addition, several of our competitors are large, technically-competent firms with substantial assets. Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues. See "Competition" for a further discussion of these competitive forces.

      Factors which may influence our customers' choice of competitor products include:

      o     changes in surgeon preferences;

      o increases or decreases in health care spending related to medical devices;

      o our inability to supply products to them, as a result of product recall or back-order;

      o the introduction by competitors of new products or new features to existing products;

      o     the introduction by competitors of alternative surgical technology;
            and

      o advances in surgical procedures and discoveries or developments in the health care industry.

      Cost reduction efforts in the health care industry could put pressures on our prices and margins.

      In recent years, the health care industry has undergone significant change driven by various efforts to reduce costs. Such efforts include national health care reform, trends towards managed care, cuts in Medicare, consolidation of health care distribution companies and collective purchasing arrangements by GPOs and IHNs. Demand and prices for our products may be adversely affected by such trends.

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

      New product introductions may fail to achieve market acceptance. The degree of market acceptance for any of our products will depend upon a number of factors, including:

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

      o     pay dividends;

      o     sell assets; and

      o     pursue acquisitions.

      These covenants, unless waived, may prevent us from pursuing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our ability to comply with such provisions may be affected by events beyond our control. In the event of any default under our credit agreement, the credit agreement lenders could elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable. If we were unable to repay such borrowings, the credit agreement lenders could proceed against the collateral securing the credit agreement, which consists of substantially all of our property and assets, except for our accounts receivable and related rights which are sold in connection with the accounts receivable sales agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the accounts receivable sales agreement. Our credit agreement also contains a material adverse effect clause that could limit our ability to access additional funding under our credit agreement should a material adverse change in our business occur.

      Our substantial leverage and debt service requirements may force us to adopt alternative business strategies.

      We have indebtedness that is substantial in relation to our shareholders' equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations. As of December 31, 2003, we had $264.6 million of debt outstanding, representing 38% of total capitalization and which does not include the $44 million of accounts receivable sold under the accounts receivable sales agreement described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

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

      o our degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse circumstances applicable to us; and

      o our interest expense could increase if interest rates in general increase because most of our borrowings, including our borrowings under our credit agreement, are and will continue to be at variable rates of interest.

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

      Under our accounts receivable sales agreement, there are certain statistical ratios which must be maintained relating to the pool of receivables in order for us to continue selling to the purchaser. These ratios relate to sales dilution and losses on accounts receivable. If new accounts receivable arising in the normal course of business do not qualify for sale or the purchaser otherwise ceases to purchase our receivables, we would need to access alternate sources of working capital, which could be more expensive or difficult to obtain. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the "purchaser commitment"), on an annual basis from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment expires October 21, 2004. In the event we are unable to renew our purchaser commitment, we would need to access alternate sources of working capital which could be more expensive or difficult to obtain.

      The loss or invalidity of our patents may reduce our competitive advantage.

      Much of the technology used in the markets in which we compete is covered by patents. We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2004 through 2021 and have additional patent applications pending. See "Business -- Research and Development " for a further description of our patents. The loss of our patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. Also, our competitors may allege that our products infringe their patents, leading to voluntary or involuntary loss of sales from those products. In addition, the cost to prosecute infringements of our patents or the cost to defend our products against patent infringement actions by others could be substantial. We cannot assure you that:

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

      A portion of our operations are conducted outside the United States. Approximately 33% of our 2003 net sales constituted international sales. As a result of our international operations, we are subject to risks associated with operating in foreign countries, including:

      o     devaluations and fluctuations in currency exchange rates;

      o imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by international subsidiaries;

      o imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;

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

Item 2. Properties

Facilities

      The following table sets forth certain information with respect to our principal operating facilities. We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

         Location            Square Feet   Own or Lease    Lease Expiration
--------------------------   -----------   ------------   ------------------

Utica, NY (two facilities)      650,000         Own               --
Largo, FL                       278,000         Own               --
Rome, NY                        120,000         Own               --
Centennial, CO                   65,000         Own               --
El Paso, TX                      29,000        Lease           May 2005
Juarez, Mexico                   25,000        Lease        December 2007
Montreal, Canada                 23,000        Lease          March 2009
Tampere, Finland                 20,000        Lease          June 2004
Santa Barbara, CA                18,000        Lease        December 2008
Frenchs Forest, Australia        17,000        Lease         August 2005
Brussels, Belgium                15,000        Lease         August 2012
Anaheim, CA                      14,000        Lease         October 2012
Mississauga, Canada              14,000        Lease           May 2008
Swindon, Wiltshire, UK           10,000        Lease        November 2015
Seoul, Korea                      7,000        Lease          July 2004
Portland, OR                      7,000        Lease        September 2005
Frankfurt, Germany                7,000        Lease        December 2012
Rungis Cedex, France              3,000        Lease         October 2005
Barcelona, Spain                  3,000        Lease           May 2009
Graz, Austria                     2,000        Lease         October 2009
San Juan Capistrano, CA           2,000        Lease         January 2005

Item 3. Legal Proceedings

      From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims, the costs associated with claims, especially claims not covered by insurance, will not have a material adverse effect on our future performance.

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

      In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

      Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market (symbol - CNMD). At December 31, 2003, there were 1,166 registered holders of our common stock and approximately 6,000 accounts held in "street name".

      The following table sets forth quarterly high and low sales prices for the years ended December 31, 2002 and 2003, as reported by the Nasdaq Stock Market.

                                                                2002
                                                    ----------------------------
Period                                                  High            Low
                                                    ----------------------------

First Quarter                                       $      25.00    $      19.29

Second Quarter                                             27.00           22.25

Third Quarter                                              22.72           15.60

Fourth Quarter                                             21.52           18.10

                                                                2003
                                                    ----------------------------
Period                                                  High            Low
                                                    ----------------------------

First Quarter                                       $      20.74    $      13.95

Second Quarter                                             20.83           16.69

Third Quarter                                              22.00           18.21

Fourth Quarter                                             24.30           19.52

      We did not pay cash dividends on our common stock during 2002 and 2003. Our Board of Directors presently intends to retain future earnings to finance the development of our business and does not intend to declare cash dividends. Should this policy change, the declaration of dividends will be determined by the Board in light of conditions then existing, including our financial requirements and condition and the limitation on the declaration and payment of cash dividends contained in debt agreements.

      Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth in the section captioned "Stock Option Plans" in CONMED Corporation's definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on May 18, 2004 and all such information is incorporated herein by reference.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                Years Ended December 31,
                                              ----------------------------------------------------------
                                                1999         2000        2001         2002        2003
                                              ----------------------------------------------------------
                                                         (in thousands, except per share data)
Statements of Operations Data (1):
     Net sales                                $ 376,226    $ 395,873   $ 428,722   $ 453,062   $ 497,130
     Cost of sales (2)                          178,480      188,223     204,374     215,891     237,433
                                              ---------    ---------   ---------   ---------   ---------
     Gross profit                               197,746      207,650     224,348     237,171     259,697
                                              ---------    ---------   ---------   ---------   ---------
     Selling and administrative                 112,098      126,807     140,560     139,735     157,453
     Research and development                    12,108       14,870      14,830      16,087      17,306
     Write-off of in-process
       research and development (3)                  --           --          --          --       7,900
     Other expense (income)(4)                   (1,256)       1,509          --       2,000      (2,917)
                                              ---------    ---------   ---------   ---------   ---------
   Income from operations                        74,796       64,464      68,958      79,349      79,955
   Loss on early extinguishment
     of debt (5)                                     --           --          --       1,475       8,078
   Interest expense                              32,360       34,286      30,824      24,513      18,868
                                              ---------    ---------   ---------   ---------   ---------
     Income before income taxes                  42,436       30,178      38,134      53,361      53,009
     Provision for income taxes                  15,277       10,864      13,728      19,210      20,927
                                              ---------    ---------   ---------   ---------   ---------
   Net income (6)                             $  27,159    $  19,314   $  24,406   $  34,151   $  32,082
                                              =========    =========   =========   =========   =========

Earnings Per Share (7)
     Basic                                    $    1.19    $    0.84   $    1.02   $    1.25   $    1.11
                                              =========    =========   =========   =========   =========
     Basic adjusted for SFAS 142 (6)          $    1.41    $    1.08   $    1.25        1.25   $    1.11
                                              =========    =========   =========   =========   =========

     Diluted                                  $    1.17    $    0.83   $    1.00   $    1.23   $    1.10
                                              =========    =========   =========   =========   =========
     Diluted adjusted for SFAS 142 (6)        $    1.39    $    1.07   $    1.23   $    1.23   $    1.10
                                              =========    =========   =========   =========   =========

Weighted Average Number of Common Shares In
Calculating (7):

     Basic earnings per share                    22,862       22,967      24,045      27,337      28,930
                                              =========    =========   =========   =========   =========
     Diluted earnings  per share                 23,145       23,271      24,401      27,827      29,256
                                              =========    =========   =========   =========   =========

Other Financial Data:
     Depreciation and amortization            $  26,291    $  29,487   $  30,148   $  22,370   $  24,854
     Capital expenditures                         9,352       14,050      14,443      13,384       9,309

Balance Sheet Data (at period end):
     Cash and cash equivalents                $   3,747    $   3,470   $   1,402   $   5,626   $   5,986
     Total assets                               662,161      679,571     701,608     742,140     805,058
     Long-term debt (including
       current portion)                         394,669      378,748     335,929     257,387     264,591
     Total shareholders' equity                 211,261      230,603     283,634     386,939     433,490

(1) Includes, based on the purchase method of accounting, the results of operations of acquired businesses from the date of acquisition. See additional discussion in Note 2 to the consolidated financial statements.

(2) Includes an acquisition-related charge of $1.6 million in 1999 related to the step-up to fair value recorded related to the sale of inventory acquired as a result of a business acquisition; includes acquisition-related charges of $1.6 million in 2001 and $1.3 million in 2003 as discussed in Note 2 to the consolidated financial statements.

(3) During 2003, we recorded a $7.9 million charge to write-off in-process research and development assets ("IPRD") acquired as a result of our purchase of Bionx Implants, Inc. (the "Bionx acquisition") discussed in
      Note 2 to the consolidated financial statements.

(4) Includes for 1999, a $1.3 million benefit related to a previously recorded litigation accrual which was settled on favorable terms; for 2000, a severance charge of $1.5 million related to the restructuring of our arthroscopy sales force; for 2002, a $2.0 million charge related to the settlement of a patent infringement case; for 2003, a $9.0 million gain on the settlement of a contractual dispute, $2.8 million in pension settlement charges, $3.2 million in acquisition-related charges. See additional discussion in Note 12 to the consolidated financial statements.

(5) Includes in 2002 and 2003, charges of $1.5 million and $8.1 million, respectively, related to losses on the early extinguishment of debt. See additional discussion in Note 6 to the consolidated financial statements.

(6) Effective January 1, 2002, the provisions of SFAS 142 were adopted relative to the cessation of amortization for goodwill and certain intangibles. Had we accounted for goodwill and certain intangibles in accordance with SFAS 142 for all periods presented, net income would have been $32.2 million in 1999, $24.9 million in 2000 and $30.1 million in 2001.

(7) Earnings per share and the number of shares used in the calculation of earnings per share have been restated to retroactively reflect a three-for-two split of our common stock effected in the form of a common stock dividend and paid on September 7, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Selected Financial Data (Item 6) and our consolidated financial statements, which are included elsewhere in this Form 10-K.

Overview of CONMED Corporation

      CONMED Corporation ("CONMED", the "Company", "we" or "us")is a medical technology manufacturing company with six major product lines. These product lines and the percentage of consolidated revenues associated with each of them, are as follows:

                                          2001   2002   2003

      Arthroscopy                          36%    36%    36%

      Powered Surgical Instruments         27     25     25

      Electrosurgery                       16     15     15

      Patient Care                         16     16     14

      Endoscopy                             5      8      9

      Integrated Operating Room Systems    --     --      1
                                          ---    ---    ---

      Consolidated Net Sales              100%   100%   100%
                                          ===    ===    ===

      Most of our products are used in surgeries with about 75% of our sales coming from sales of disposable products. We manufacture most of our products in plants in the United States. We sell in the United States and internationally both direct to customers and through distributors. International sales approximated 29% of total net sales in 2001 and 2002 and 33% of total net sales in 2003.

Business Environment, Opportunities and Challenges

      As a result of an aging population and improved surgical procedures, we believe the overall market for our products is growing. We intend to increase our overall market share by leveraging our entire portfolio of products to increase sales and profits. An example of this is our entry in 2002 into the business of integrated operating room systems and equipment. We can now offer "one-stop shopping" to our customers by designing and installing integrated operating rooms and then providing the capital and disposable products for use in them.

      Where we believe it makes sense, we plan to continue to pursue acquisitions which enable us to fill gaps in or strengthen our product lines. In addition, we may enter into agreements which enable us to quickly and inexpensively expand our product lines and leverage our distribution channels without an acquisition. An example of this is the agreement which we entered in December 2003 with OSI Systems, Inc., and its subsidiary, Dolphin Medical, Inc., under which we are now the exclusive North American distributor for a full line of pulse oximetry products. These products will become part of our Patient Care product line.

      Certain of our products, particularly our line of surgical suction instruments and tubing and our line of ECG electrodes, are more commodity in nature, with limited opportunity for product differentiation. These products compete in very mature, price sensitive markets. As a result, while sales volumes are increasing, we have experienced and expect we will continue to experience pricing and margin pressures in these product lines. We believe we can continue to profitably compete in these product lines by maintaining and improving upon our low cost manufacturing structure. In addition, we expect to continue to use the cash generated from sales of these relatively low margin, low investment products to invest in, improve and expand our higher margin product lines.

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

Revenue Recognition

      We recognize revenue upon shipment of product and passage of title to our customers. Factors considered in our revenue recognition policy are as follows:

      o Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped. Payment by the customer is due under fixed payment terms.

      o We place certain of our capital equipment with customers in return for commitments to purchase disposable products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital equipment shipment and we recognize revenue upon the disposable product shipment. The cost of the equipment is amortized over the terms of the commitment agreements.

      o Product returns are only accepted at the discretion of the Company and in keeping with our "Returned Goods Policy". Product returns have not been significant historically. We accrue for sales returns, rebates and allowances based upon analysis of historical customer returns and credits, rebates, discounts and current market conditions.

      o The terms of the Company's sales to customers do not involve any obligations for the Company to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment based upon analysis of historical data.

      o Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs of $8.6 million, $7.5 million and $8.3 million for the years ended December 31, 2001, 2002 and 2003, respectively, are included in selling and administrative expense.

      o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.7 million at December 31, 2003 is adequate to provide for any probable losses from accounts receivable.

Inventory Reserves

      We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an on-going basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of our products and record a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required.

Business Acquisitions

      We completed several acquisitions in 2003, including the Bionx acquisition with a purchase price of $47.0 million, and have a history of growth through acquisitions. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $290.6 million and other intangible assets of $194.0 million as of December 31, 2003.

      In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

      Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets which continue to be subject to amortization are also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization. An intangible asset is determined to be impaired when estimated future cash flows indicate the carrying amount of the asset may not be recoverable. Although no goodwill or other intangible asset impairment has been recorded to date, there can be no assurances that future impairment will not occur.

      In connection with the Bionx acquisition, significant estimates were made in the $7.9 million valuation of the purchased in-process research and development assets. The purchased in-process research and development value relates to next generation arthroscopy products, which have been or are expected to be released between the second quarter of 2003 and fourth quarter of 2004. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new materials technology for arthroscopic applications.

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

      See Note 2 to the consolidated financial statements for further discussion.

Pension Plan

      We sponsor three defined benefit pension plans covering substantially all our employees. These pension plans were merged effective January 1, 2004. Major assumptions used in the accounting for the plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plan's measurement date. A change in any of these assumptions would have an effect on net periodic pension benefit costs reported in the consolidated financial statements.

      Lower market interest rates have caused us to lower the discount rate used in determining pension expense from 6.75% in 2003 to 6.25% in 2004. This change in assumption will result in higher pension expense in 2004.

      We have used an expected rate of return on pension plan assets of 8.0% for purposes of determining the net periodic pension benefit cost. In determining the expected return on pension plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, we consult with financial and investment management professionals in developing appropriate targeted rates of return. As a result of funding the maximum deductible pension contributions in 2003, pension plan assets have increased substantially, which will result in higher expected returns and decreased pension expense in 2004.

      Based on these and other factors, 2004 pension expense is estimated at approximately $5.0 million. Actual expense may vary significantly from this estimate.

      See Note 10 to the consolidated financial statements for further discussion.

Income Taxes

      The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $15.5 million at December 31, 2003. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

      We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with the Bionx acquisition. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period that such determination was made.

      See Note 7 to the consolidated financial statements for further discussion.

Results of Operations

      The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                         Year Ended December 31,
                                        2001      2002      2003
                                        ----      ----      ----
Net sales ..........................    100.0%    100.0%    100.0%
Cost of sales ......................     47.7      47.7      47.8
                                       ------    ------    ------
   Gross margin ....................     52.3      52.3      52.2
Selling and administrative expense .     32.8      30.8      31.7
Research and development expense ...      3.5       3.6       3.4
Write-off of purchased IPRD ........       --        --       1.7
Other expense (income) .............       --       0.4      (0.6)
                                       ------    ------    ------
   Income from operations ..........     16.0      17.5      16.0
Loss on early extinguishment of debt       --       0.3       1.6
Interest expense ...................      7.2       5.5       3.7
                                       ------    ------    ------
Income before income taxes .........      8.8      11.7      10.7
Provision for income taxes .........      3.1       4.2       4.2
                                       ------    ------    ------
   Net income ......................      5.7%      7.5%      6.5%
                                       ======    ======    ======

2003 Compared to 2002

      Sales for 2003 were $497.1 million, an increase of $44.0 million (9.7%) compared to sales of $453.1 million in 2002. The acquisition of Bionx Implants, Inc. in March 2003 (the "Bionx acquisition") accounted for $12.6 million of the increase, the acquisition of CORE Dynamics, Inc. in December 2002 (the "CORE acquisition") accounted for $7.2 million of the increase and favorable foreign currency exchange rates accounted for $10.8 million of the increase. The Bionx and CORE acquisitions are described more fully in Note 2 to the consolidated financial statements.

      o Arthroscopy sales increased $15.5 million (9.6%) in 2003 to $177.4 million from $161.9 million in 2002, largely as a result of the Bionx acquisition.

      o Powered surgical instrument sales increased $7.7 million (6.7%) in 2003 to $122.0 million from $114.3 million in 2002, largely on increased sales of our new PowerPro(R) battery-powered instrument product line.

      o Patient care sales increased $0.3 million (0.4%) in 2003 to $70.0 million from $69.7 million in 2002 as sales of our ECG and surgical suction product lines continue to face significant competition and pricing pressures.

      o Electrosurgery sales increased $7.6 million (10.9%) in 2003 to $77.3 million from $69.7 million in 2002, as a result of strong sales of our new System 5000(R) electrosurgical generator.

      o Endoscopy sales increased $9.0 million (24.5%)in 2003 to $45.8 million from $36.8 million in 2002, largely as a result of the CORE acquisition.

      o Integrated operating room systems sales for 2003 were $4.6 million as a result of a full year of the two acquisitions comprising this product line as compared to $0.7 million for the last two months of 2002.

      Cost of sales increased to $237.4 million in 2003 compared to $215.9 million in 2002, primarily as a result of the increased sales volumes described above. Gross margin percentage decreased slightly to 52.2% in 2003 as compared to 52.3% in 2002. As discussed in Note 2 to our consolidated financial statements, during 2003, we incurred $1.3 million in acquisition-related charges which are included in cost of sales. Additionally, as noted above, our ECG and surgical suction product lines continue to face significant competition and pricing pressures resulting in a lower gross margin in these product lines.

      Selling and administrative expense increased to $157.5 million in 2003 as compared to $139.7 million in 2002. As a percentage of sales, selling and administrative expense totaled 31.7% in 2003 compared to 30.8% in 2002. The increase in selling and administrative expense as a percentage of sales is due largely to the transition to a larger, independent sales agent based sales force for our arthroscopy and powered surgical instrument product lines. During 2003, we restructured our arthroscopy and powered surgical instrument sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase is part of our integration plan for the Bionx acquisition. As part of the sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. As a result of this restructuring, we now have 18 exclusive sales agent groups managing 230 arthroscopy and powered surgical instrument sales representatives. The transition in the sales force and its greater number of sales staff is expected to result in higher future sales growth in our arthroscopy and powered surgical instrument product lines.

      Research and development expense totaled $17.3 million in 2003 compared to $16.1 million in 2002. This increase is largely due to the Bionx acquisition and represents continued research and development efforts focused primarily on product development in the arthroscopy and powered surgical instrument product lines. As a percentage of sales, research and development was 3.4%, consistent with 3.6% in 2002.

      We wrote off purchased in-process research and development assets of $7.9 million in connection with the Bionx acquisition in the first quarter of 2003. This item is explained in further detail in Note 2 to the consolidated financial statements.

      Other income in 2003 consists of a $9.0 million gain on settlement of a contractual dispute offset by pension settlement losses of $2.8 million and acquisition-related charges of $3.2 million. Other expense incurred during 2002 consists of a $2.0 million loss on the settlement of a patent dispute. These items are explained in further detail in Note 12 to the consolidated financial statements.

      Losses on early extinguishment of debt of $8.1 million in 2003 and $1.5 million in 2002 are related to the refinancing of our debt agreements. These items are explained in further detail in Note 6 to the consolidated financial statements.

      Interest expense in 2003 was $18.9 million compared to $24.5 million in 2002. The decrease in interest expense is primarily a result of lower weighted average borrowings outstanding in 2003 as compared to 2002 as well as lower weighted average interest rates on our borrowings, (inclusive of the implicit finance charge on our accounts receivable sale facility), which decreased to 5.96% in 2003 as compared to 7.55%, in 2002, as the 9.0% Senior Subordinated Notes the ("Notes") were retired in favor of lower cost bank debt as discussed in Note 6 to the consolidated financial statements.

      Provision for income taxes has been recorded at an effective rate of 39.5% in 2003 and 36.0% in 2002. The increase in effective rate is due to the nondeductibility of the in-process research and development charge. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the consolidated financial statements.

2002 Compared to 2001

      Sales for 2002 were $453.1 million, an increase of $24.4 million (5.7%) compared to sales of $428.7 million in 2001. The acquisition of Imagyn Medical Technologies, Inc. in July 2001 (the "Imagyn acquisition") accounted for $10.4 million of the increase and favorable foreign currency exchange rates accounted for $2.0 million of the increase. The Imagyn acquisition is described more fully in Note 2 to the consolidated financial statements.

      o Arthroscopy sales increased $6.3 million (4.0%) in 2002 to $161.9 million from $155.6 million in 2001, on strong sales of disposable products and video equipment.

      o Powered surgical instrument sales remained flat at $114.3 million in 2002 and 2001. We believe the weakness in sales in the powered surgical instrument product line is a result of our aging battery-powered product offering which was replaced in March 2002 with our new PowerPro(R) battery-powered instrument product line. We believe that as PowerPro(R) is established in the marketplace, as was evidenced in 2003, it will enable us to resume overall growth in powered surgical instrument sales.

      o Patient care sales increased $0.6 million (0.9%) in 2002 to $69.7 million from $69.1 million in 2001 as increases in sales of our ECG and other patient care product lines offset declines in sales of our surgical suction product lines which continue to face significant competition and pricing pressures.

      o Electrosurgery sales increased $2.8 million (4.2%) in 2002 to $69.7 million from $66.9 million in 2001, driven by increases in disposable product sales.

      o Endoscopy sales increased $14.0 million (61.4%) in 2002 to $36.8 million from $22.8 million in 2001. The increase is largely a result of the Imagyn acquisition.

      o Integrated operating room systems sales for 2002 were $0.7 million as a result of two acquisitions in the fourth quarter of 2002.

      Cost of sales increased to $215.9 million in 2002 compared to $204.4 million in 2001, primarily as a result of the increased sales volumes described above. Gross margin percentage remained consistent at 52.3% in 2002 as compared with 2001. As discussed in Note 2 to our consolidated financial statements, during 2001 we incurred $1.6 million in acquisition-related charges which are included in cost of sales. During 2002, we sold sample PowerPro(R) product, pursuant to a distribution agreement, at gross margins lower than the margins realized for units sold to end-user customers. In addition, during 2002 we experienced certain unfavorable production variances.

      Selling and administrative expense decreased to $139.7 million in 2002 as compared to $140.6 million in 2001. During 2002, selling and administrative expense decreased by approximately $8.8 million, before income taxes, as a result of the adoption of SFAS 142 and the discontinuation of amortization of goodwill and certain intangibles. As a percentage of sales, selling and administrative expense totaled 30.8% in 2002 compared to 32.8% in 2001. The decrease in selling and administrative expense as a percentage of sales is due to reduced amortization expense as a result of the adoption of SFAS 142.

      Research and development expense totaled $16.1 million in 2002 compared to $14.8 million in 2001. This increase represents continued research and development efforts primarily focused on product development in the electrosurgery, arthroscopy and powered surgical instrument product lines. As a percentage of sales, research and development was 3.6%, consistent with 3.5% in 2001.

      Other expense incurred during 2002 consists of a $2.0 million loss on the settlement of a patent dispute. This charge is explained in further detail in
Note 12 to the consolidated financial statements.

      Losses on early extinguishment of debt of $1.5 million in 2002 are related to the refinancing of our debt agreements. These items are explained in further detail in Note 6 to the consolidated financial statements.

      Interest expense in 2002 was $24.5 million compared to $30.8 million in 2001. The decrease in interest expense is primarily a result of lower weighted average borrowings outstanding in 2002 as compared to 2001 as well as lower weighted average interest rates on our borrowings, (inclusive of the implicit finance charge on our accounts receivable sale facility), which decreased to 7.55% in 2002 as compared to 8.08% in 2001.

      Provision for income taxes has been recorded at an effective rate of 36% for 2002 and 2001. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the consolidated financial statements.

Liquidity and Capital Resources

      Cash generated from our operations, including sales of accounts receivable and borrowings under our revolving credit facility, provide the working capital for our operations, debt service under our senior credit agreement and the funding of our capital expenditures. In addition, we use term borrowings, including:

      o     borrowings under our senior credit agreement;

      o borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions.

Cash provided by operations

      Our net working capital position was $146.3 million at December 31, 2003. Net cash provided by operations increased to $58.0 million in the year ended December 31, 2003 compared to $44.9 million in 2002.

      Net cash provided by operations in 2003 was positively impacted by the following: depreciation, amortization and deferred income taxes; the non-cash write-off of the remaining unamortized deferred financing costs related to the extinguishment of our 9% senior subordinated notes; the non-cash write-off of purchased in-process research and development assets; and increased sales of accounts receivable and an increase in income taxes payable.

      Net cash provided by operations in 2003 was negatively impacted by the following: $11.1 million in pension contributions in excess of the $8.4 million in net periodic pension benefit cost recognized in the consolidated statement of income made to reduce the underfunding of our pension plans; the increase in working capital as a result of the Bionx acquisition (discussed in Note 2 to the consolidated financial statements); increases in accounts receivable and inventory as a result of growth in our business; and decreases in accounts payable and accrued interest, primarily related to the timing of the payment of these liabilities.

Investing cash flows

      Net cash used by investing activities in 2003 included $55.1 million in payments related to business acquisitions, net of cash acquired, most of which is related to the Bionx acquisition and the remainder related to several smaller acquisitions as discussed in Note 2 to the consolidated financial statements.

      Capital expenditures in 2003 were $9.3 million compared to $13.4 million in 2002. The decrease in capital expenditures compared to a year ago is a result of the completion of several large capital projects. Capital expenditures representing the ongoing capital investment requirements of our business are expected to continue at the rate of approximately $9.0 to $12.0 million annually.

Financing cash flows

      Financing activities in 2003 consist primarily of $160.0 million in borrowings under the senior credit agreement and the retirement, primarily in June 2003, of $130.0 million in 9.0% senior subordinated notes (discussed in Note 6 to the consolidated financial statements). In addition to the retirement of the $130.0 million in Notes, the Company repaid an additional $22.8 million in borrowings originating largely as a result of the Bionx acquisition (discussed in Note 2 to the consolidated financial statements). Annual savings in interest costs based on December 31, 2003 borrowing and interest rate levels as a result of the retirement of the Notes is estimated at approximately $6.0 million.

      Our senior credit agreement consists of a $100 million revolving credit facility and a $260 million term loan. There were no borrowings outstanding on the revolving credit facility as of December 31, 2003. The balance outstanding on the term loan facility at December 31, 2003 was $243.0 million. The term loan facility extends for approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $71.0 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended senior credit agreement. No such payments were required for the year-ended December 31, 2003. Interest rates on the term facility are LIBOR plus 2.25% (3.41% at December 31, 2003). Interest rates on the revolving credit facility are LIBOR plus 2.50% (3.66% at December 31, 2003).

      The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which have been sold in connection with our accounts receivable sales agreement. The senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The senior credit agreement contains a material adverse effect clause that could limit our ability to access additional funding under our senior credit agreement should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

      We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The debt assumed in 2001 in connection with the purchase consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). Additionally, there is a seller-financed note which bears interest at 6.50% per annum with monthly payments of principal and interest through July 2013 (the "Seller note"). The principal balances assumed on the Class A note, Class C note and Seller note aggregated $12.3 million $6.2 million and $4.2 million, respectively, at the date of acquisition. The principal balances outstanding on the Class A note, Class C note and seller-financed note aggregate $9.6 million, $7.5 million and $3.8 million, respectively, at December 31, 2003. These loans are secured by our Largo, Florida property.

Off-Balance Sheet Arrangements

      We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit. The accounts receivable sales agreement was amended and restated on substantially the same terms and conditions on October 23, 2003 but replaced the commercial paper conduit with a bank. The commercial paper conduit or the bank's (the "purchaser") share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser's share of collections were less than the amount of the purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables that have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2002 and 2003, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $37.0 million and $44.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser's financing costs to purchase the accounts receivable, were $1.2 million and $0.8 million, in 2002 and 2003, respectively and are included in interest expense.

      There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the "purchaser commitment"), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment expires October 21, 2004. In the event we are unable to renew our purchaser commitment, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

Contractual Obligations

      The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). There were no capital lease obligations as of December 31, 2003.

                                     Payments Due by Period

                                 Less than      1-3        3-5    More than
                        Total      1 Year      Years      Years    5 Years
                       --------   --------   --------   --------   --------

Long-term debt .....   $264,591   $  4,143   $  8,862   $ 78,171   $173,415
Purchase Obligations     19,700      1,200      5,500     13,000         --
Operating lease
    obligations ....     11,832      2,127      3,571      3,407      2,727
                       --------   --------   --------   --------   --------
Total contractual
    Obligations ....   $296,123   $  7,470   $ 17,933   $ 94,578   $176,142
                       ========   ========   ========   ========   ========

Stock-based Compensation

      We have reserved shares of common stock issuance to employees and directors under three shareholder-approved stock option plans. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our principal market risks involve foreign currency exchange rates, interest rates and credit risk.

Foreign currency risk

      We manufacture our products primarily in the United States and distribute our products throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As of December 31, 2003, we have not entered into any forward foreign currency exchange contracts to hedge the effect of foreign currency exchange fluctuations. During 2003, changes in foreign currency exchange rates increased our sales by approximately $10.8 million and income before income taxes by approximately $7.8 million. We will continue to monitor and evaluate our foreign currency exposure and the need to enter into a forward foreign currency exchange contract or other hedging arrangement.

Interest rate risk

      Our exposure to market risk for changes in interest rates relates to our borrowings. Interest rate swaps, a form of derivative, are used to manage interest rate risk. As of December 31, 2003, we had entered into an interest rate swap with a $50.0 million notional amount expiring in June 2004 which effectively converts $50.0 million of the approximate $243.0 million of floating rate borrowings under our senior credit agreement into fixed rate borrowings with a base interest rate of 3.63%. Assuming we make our 2004 scheduled term loan payments, if market interest rates for similar borrowings average 1% more in 2004 than they did in 2003, our interest expense, after considering the effects of our interest rate swap, would increase, and income before income taxes would decrease by $2.3 million. Comparatively, if market interest rates averaged 1% less in 2004 than they did during 2003, our interest expense, after considering the effects of our interest rate swap, would decrease, and income before income taxes would increase by $2.3 million. These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost and interest rate swap agreement and do not consider any actions by management to mitigate our exposure to such a change.

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

Item 8. Financial Statements and Supplementary Data

      Our 2003 Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2004, are included elsewhere herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

      We have had no disagreements with PricewaterhouseCoopers LLP that would be required to be reported under this Item 9.

Item 9A. Controls and Procedures

      The Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the Company's evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company's files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

      There has been no change in the Company's internal control over financial reporting during the Company's fiscal year ended December 31, 2003 that has materially affected, or is reasonable likely to materially effect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to Directors and Executive Officers, the Audit Committee and Audit Committee financial experts is incorporated herein by reference to the sections captioned "Proposal One: Election of Directors" and "Directors, Executive Officers, Senior Officers and Nominees for the Board of Directors" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2004 for the annual meeting of shareholders to be held on May 18, 2004.

Item 11. Executive Compensation

      Information with respect to Executive Compensation is incorporated herein by reference to the sections captioned "Compensation of Executive Officers", "Stock Option Plans", "Pension Plans" and "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2004 for the annual meeting of shareholders to be held on May 18, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2004 for the annual meeting of shareholders to be held on May 18, 2004.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated herein by reference to the section captioned "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2004 for the annual meeting of shareholders to be held on May 18, 2004.

Item 14. Principal Accounting Fees and Services

      Information with respect to fees billed, the Audit Committee's pre-approval policies and procedures with regard to such fees and the nature of services provided by our independent auditor, PricewaterhouseCoopers LLP, is incorporated herein by reference to the section captioned "Audit Fees" in CONMED Corporation's definitive Proxy Statement to be mailed on or about April 5, 2004 for the annual meeting of shareholders to be held on May 18, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

(a)(1)   List of Financial Statements                             Form 10-K Page

         Report of Independent Auditors                                      F-1

         Consolidated Balance Sheets at December 31, 2002 and 2003           F-2

         Consolidated Statements of Income for the Years Ended               F-3
         December 31, 2001, 2002 and 2003

         Consolidated Statements of Shareholders' Equity for the Years       F-4
              Ended December 31, 2001, 2002 and 2003

         Consolidated Statements of Cash Flows for the Years Ended           F-6
              December 31, 2001, 2002 and 2003

         Notes to Consolidated Financial Statements                          F-8

   (2)   List of Financial Statement Schedules

         Valuation and Qualifying Accounts (Schedule II)                    F-32

         All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

   (3)   List of Exhibits

         The exhibits listed on the accompanying Exhibit Index on page
              45 below are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                                CONMED CORPORATION

                                March 1, 2004

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

Signature                         Title                           Date
---------                         -----                           ----

/s/ EUGENE R. CORASANTI           Chairman of the Board
--------------------------------  Chief Executive Officer
Eugene R. Corasanti               And Director                    March 1, 2004

/s/ JOSEPH J. CORASANTI           President, Chief Operating
--------------------------------  Officer and Director            March 1, 2004
Joseph J. Corasanti

/s/ ROBERT D. SHALLISH JR.        Vice President-Finance
--------------------------------  And Chief Financial Officer
Robert D. Shallish, Jr.           (Principal Financial Officer)   March 1, 2004

/s/ LUKE A. POMILIO               Vice President - Corporate
--------------------------------  Controller (Principal
Luke A. Pomilio                   Accounting Officer)             March 1, 2004

/s/ BRUCE F. DANIELS
--------------------------------  Director                        March 1, 2004
Bruce F. Daniels

/s/ Jo ANN GOLDEN
--------------------------------  Director                        March 1, 2004
Jo Ann Golden

/s/ STEPHEN M. MANDIA
--------------------------------  Director                        March 1, 2004
Stephen M. Mandia

/s/ WILLIAM D. MATTHEWS
--------------------------------  Director                        March 1, 2004
William D. Matthews

/s/ ROBERT E. REMMELL
--------------------------------  Director                        March 1, 2004
Robert E. Remmell

/s/ STUART J. SCHWARTZ
--------------------------------  Director                        March 1, 2004
Stuart J. Schwartz

                                  Exhibit Index

Exhibit    Description of Instrument
No.

2.1        -  The Asset Purchase Agreement, dated as of June 11, 2001 by and between CONMED Corporation and Imagyn Medical, Inc. et al - incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 13, 2001.

2.2        -  The Agreement of Purchase and Sale, dated as of February 5, 2001 by and between Linvatec Corporation and Largo Lakes, I, II and IV, Inc., et al - incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 13, 2001.

2.3        -  The Agreement and Plan of Merger dated January 13, 2003 by and among CONMED Corporation, Arrow Merger Corporation and Bionx Implants, Inc. - incorporated herein by reference to Exhibit 2.5 of our Annual Report on Form 10-K for the year ended December 31, 2002.

2.4        -  The Purchase and Sale Agreement dated November 1, 2001 among
              CONMED Corporation, et al and CONMED Receivables Corporation - incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 14, 2001.

2.5        -  Amendment No. 1 dated October 23, 2003 to the Purchase and Sale
              Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation - incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 13, 2003.

2.6        -  Amended and Restated Receivables Purchase Agreement, dated October
              23, 2003, among CONMED Receivables Corporation, CONMED Corporation, and Fleet National Bank - incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 13, 2003.

3.1        -  Amended and Restated By-Laws, as adopted by the Board of Directors on December 26, 1990-- incorporated herein by reference to the exhibit in our Current Report on Form 8-K, dated March 7, 1991.

3.2        -  1999 Amendment to Certificate of Incorporation and Restated
              Certificate of Incorporation of CONMED Corporation - incorporated herein by reference to Exhibit 3.2 in our Annual Report on Form 10-K for the year ended December 31, 1999.

4.1        -  See Exhibit 3.1.

4.2        -  See Exhibit 3.2.

Exhibit    Description of Instrument
No.

4.3        -  Amended and Restated Credit Agreement, dated June 30, 2003, among
              CONMED Corporation, JPMorgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto - incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 14, 2003.

4.4        -  First Amendment to Amended and Restated Credit Agreement, dated
              December 23, 2003, among CONMED Corporation, JPMorgan Chase Bank and the several other financial institutions or entities from time to time parties thereto.

4.5        -  Guarantee and Collateral Agreement, dated August 28, 2002, made by
              CONMED Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank - incorporated herein by reference to Exhibit
              10.2 of our Quarterly Report on Form 10-Q filed on October 31,
              2002.

4.6        -  First Amendment to Guarantee and Collateral Agreement, dated June
              30, 2003, made by CONMED Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto - incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 14, 2003.

10.1       -  Employment Agreement between the Company and Eugene R. Corasanti, dated December 16, 1996-- incorporated herein by reference to
              Exhibit 10.1 in our Annual Report on Form 10-K for the year ended December 31, 1996.

10.2       -  Amendment to December 16, 1996 Employment Agreement between the
              Company and Eugene R. Corasanti, dated March 7, 2002 - incorporated herein by reference to Exhibit 10.10 in our Annual Report on Form 10-K for the year ended December 31, 2001.

10.3       -  Employment Agreement between the Company and Joseph J. Corasanti, dated May 2, 2000 - incorporated herein by reference to Exhibit
              10.9 in our Annual Report on Form 10-K for the year ended December 31, 2000.

10.4       -  1992 Stock Option Plan (including form of Stock Option
              Agreement)-- incorporated herein by reference to the exhibit in our Annual Report on Form 10-K for the year ended December 25, 1992.

10.5       -  Amended and Restated Employee Stock Option Plan (including form of
              Stock Option Agreement) --incorporated herein by reference to
              Exhibit 10.6 in our Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit    Description of Instrument
No.

10.6       -  Stock Option Plan for Non-Employee Directors of CONMED
              Corporation-- incorporated by reference to Exhibit 10.5 in our Annual Report on Form 10-K for the year ended December 31, 1996.

10.7       -  Amendment to Stock Option Plan for Non-employee Directors of
              CONMED Corporation - incorporated by reference to the Definitive Proxy Statement for the 2002 annual meeting as filed on April 17, 2002.

10.8       -  1999 Long-term Incentive Plan - incorporated by reference to the
              Definitive Proxy Statement for the 1999 annual meeting as filed on April 16, 1999.

10.9       -  Amendment to 1999 Long-term Incentive Plan - incorporated by reference to the Definitive Proxy Statement for the 2002 annual meeting as filed on April 17, 2002.

10.10      -  2002 Employee Stock Purchase Plan - incorporated by reference to the Definitive Proxy Statement for the 2002 annual meeting as filed on April 17, 2002.

14         -  Code of Ethics - The CONMED code of ethics may be accessed via the
              Company's website at http://www.conmed.com/investor-ethics.htm

21         -  Subsidiaries of the Registrant.

23         -  Consent, dated March 12, 2004, of PricewaterhouseCoopers LLP, independent accountants for CONMED Corporation.

31.1       -  Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       -  Certification of Robert D. Shallish, Jr. pursuant to Rule
              13a-14(a), of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       -  Certifications of Eugene R. Corasanti and Robert D. Shallish, Jr.
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On October 29, 2003, the Company filed a Report on Form 8-K furnishing as
Exhibit 99.1 under Item 12, an October 24, 2003 press release announcing third quarter and nine month period ending September 30, 2003 results.

On February 3, 2004, the Company filed a Report on Form 8-K furnishing as
Exhibit 99.1 under Item 12, a January 29, 2004 press release announcing fourth quarter and year ended December 31, 2003 results.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of CONMED Corporation

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) on Page 43 present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) on Page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

PricewaterhouseCoopers LLP

Syracuse, New York
February 27, 2004

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2003
                       (In thousands except share amounts)

                                                                 2002          2003
                                                                 ----          ----
ASSETS
Current assets:
    Cash and cash equivalents .............................   $    5,626    $    5,986
    Accounts receivable, less allowance for doubtful
        accounts of $922 in 2002 and $1,672 in 2003 .......       58,093        60,449
    Inventories ...........................................      120,443       120,945
    Deferred income taxes .................................        6,304        10,188
    Prepaid expenses and other current assets .............        3,200         3,538
                                                              ----------    ----------
            Total current assets ..........................      193,666       201,106
                                                              ----------    ----------
Property, plant and equipment, net ........................       95,608        97,383
Goodwill, net .............................................      262,394       290,562
Other intangible assets, net ..............................      180,271       193,969
Other assets ..............................................       10,201        22,038
                                                              ----------    ----------
            Total assets ..................................   $  742,140    $  805,058
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt .....................   $    2,631    $    4,143
    Accounts payable ......................................       22,074        18,320
    Accrued compensation ..................................       10,463        10,685
    Income taxes payable ..................................        5,885        10,877
    Accrued interest ......................................        3,794           279
    Other current liabilities .............................       13,127        10,551
                                                              ----------    ----------
            Total current liabilities .....................       57,974        54,855
                                                              ----------    ----------

Long-term debt ............................................      254,756       260,448
Deferred income taxes .....................................       28,446        46,143
Other long-term liabilities ...............................       14,025        10,122
                                                              ----------    ----------
            Total liabilities .............................      355,201       371,568
                                                              ----------    ----------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, par value $.01 per share; authorized
        500,000 shares, none outstanding ..................           --            --
    Common stock, par value $.01 per share; 100,000,000
        authorized; 28,808,105 and 29,140,644, issued
        in 2002 and 2003, respectively ....................          288           291
    Paid-in capital .......................................      231,832       237,076
    Retained earnings .....................................      162,391       194,473
    Accumulated other comprehensive income (loss) .........       (7,153)        2,069
    Less 37,500 shares of common stock in treasury, at cost         (419)         (419)
                                                              ----------    ----------
            Total shareholders' equity ....................      386,939       433,490
                                                              ----------    ----------
            Total liabilities and shareholders' equity ....   $  742,140    $  805,058
                                                              ==========    ==========


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2001, 2002 and 2003
                     (In thousands except per share amounts)

                                          2001         2002         2003
                                          ----         ----         ----
Net sales ..........................   $  428,722   $  453,062   $  497,130

Cost of sales ......................      204,374      215,891      237,433
                                       ----------   ----------   ----------

Gross profit .......................      224,348      237,171      259,697
                                       ----------   ----------   ----------

Selling and administrative expense .      140,560      139,735      157,453

Research and development expense ...       14,830       16,087       17,306

Write-off of purchased in-process
    research and development assets            --           --        7,900

Other expense (income) .............           --        2,000       (2,917)
                                       ----------   ----------   ----------

                                          155,390      157,822      179,742
                                       ----------   ----------   ----------

Income from operations .............       68,958       79,349       79,955

Loss on early extinguishment of debt           --        1,475        8,078

Interest expense ...................       30,824       24,513       18,868
                                       ----------   ----------   ----------

Income before income taxes .........       38,134       53,361       53,009

Provision for income taxes .........       13,728       19,210       20,927
                                       ----------   ----------   ----------

Net income .........................   $   24,406   $   34,151   $   32,082
                                       ==========   ==========   ==========

Earnings per share:

        Basic ......................   $     1.02   $     1.25   $     1.11
        Diluted ....................         1.00         1.23         1.10


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2002 and 2003
                                 (In thousands)

                                                                                   Accumulated
                                                                                     Other
                                        Common Stock         Paid-in   Retained   Comprehensive    Treasury    Shareholders'
                                     Shares      Amount      Capital   Earnings   Income (Loss)      Stock        Equity
                                    --------    --------    --------   --------   -------------    --------    -------------
Balance at December 31, 2000 ....     23,029    $    230    $127,985   $103,834          (1,027)   $   (419)   $     230,603

    Common stock issued
        under employee plans ....        259           3       1,827                                                   1,830

    Tax benefit arising from
        common stock issued under
        employee plans ..........                                604                                                     604

    Common stock issued in
        connection with business
        acquisitions ............      1,974          20      30,341                                                  30,361

   Comprehensive income:

        Foreign currency
        translation adjustments .                                                        (1,142)

        Cash flow hedging
        (net of income tax
        benefit of $1,106) ......                                                        (1,966)

        Minimum pension liability
        (net of income tax
        benefit of $597) ........                                                        (1,062)

        Net income ..............                                        24,406

    Total comprehensive income ..                                                                                     20,236
                                    --------    --------    --------   --------   -------------    --------    -------------

Balance at December 31, 2001 ....     25,262         253     160,757    128,240          (5,197)       (419)         283,634

    Common stock issued
        under employee plans ....        546           5       5,012                                                   5,017

    Tax benefit arising from
        common stock issued under
        employee plans ..........                              1,970                                                   1,970

    Common stock issuance .......      3,000          30      66,093                                                  66,123

    Repurchase of common
        stock warrant ...........                             (2,000)                                                 (2,000)

    Comprehensive income:

      Foreign currency
      translation adjustments ...                                                         1,010

      Cash flow hedging
      (net of income tax
         benefit of $596) .......                                                         1,058

                                   (continued)


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2002 and 2003
                                 (In thousands)

                                                                                   Accumulated
                                                                                     Other
                                        Common Stock         Paid-in   Retained   Comprehensive    Treasury    Shareholders'
                                     Shares      Amount      Capital   Earnings   Income (Loss)      Stock        Equity
                                    --------    --------    --------   --------   -------------    --------    -------------
      Minimum pension liability
      (net of income tax
         benefit of $2,264) .....                                                        (4,024)

     Net income .................                                        34,151

    Total comprehensive income ..                                                                                     32,195
                                    --------    --------    --------   --------   -------------    --------    -------------

Balance at December 31, 2002 ....     28,808    $    288    $231,832   $162,391   $      (7,153)   $   (419)   $     386,939
                                    ========    ========    ========   ========   =============    ========    =============

    Common stock issued
        under employee plans ....        248           2       3,198                                                   3,200

    Tax benefit arising from
        common stock issued
        under employee plans ....                                390                                                     390

    Common stock issued in
        connection with business
        acquisitions ............         85           1       1,656                                                   1,657

    Comprehensive income:

      Foreign currency
      translation adjustments ...                                                         3,082

      Cash flow hedging
      (net of income tax
         expense of $593) .......                                                         1,054

      Minimum pension liability
      (net of income tax
         expense of $2,861) .....                                                         5,086

     Net income .................                                        32,082

    Total comprehensive income ..                                                                                     41,304
                                    --------    --------    --------   --------   -------------    --------    -------------

Balance at December 31, 2003 ....     29,141    $    291    $237,076   $194,473   $       2,069    $   (419)   $     433,490
                                    ========    ========    ========   ========   =============    ========    =============


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2002 and 2003
                                 (In thousands)

                                                        2001          2002          2003
                                                        ----          ----          ----
Cash flows from operating activities:
    Net income ...................................   $   24,406    $   34,151    $   32,082
                                                     ----------    ----------    ----------
    Adjustments to reconcile net income
      to net cash provided by operations:
        Depreciation .............................        9,055         9,203        10,539
        Amortization .............................       21,093        13,167        14,315
        Deferred income taxes ....................        8,562        10,664        13,715
        Income tax benefit of stock
              option exercises ...................          604         1,970           390
        Contributions to pension plans
            in excess of net pension cost ........       (2,297)       (1,999)      (11,082)
        Write-off of purchased in-process
            research and development assets ......           --            --         7,900
        Write-off of deferred financing costs ....           --         1,475         2,181
        Increase (decrease) in cash flows from
            changes in assets and liabilities, net
            of effects from acquisitions:
            Sale of accounts receivable ..........       40,000        (3,000)        7,000
            Accounts receivable ..................      (12,508)       (2,151)       (6,405)
            Inventories ..........................       (4,235)      (15,213)       (3,411)
            Accounts payable .....................         (516)        1,157        (5,105)
            Income taxes payable .................         (281)        4,217         2,188
            Accrued compensation .................        1,950        (1,584)         (338)
            Accrued interest .....................         (290)       (1,160)       (3,515)
            Other assets/liabilities, net ........       (8,394)       (5,974)       (2,444)
                                                     ----------    ----------    ----------
                                                         52,743        10,772        25,928
                                                     ----------    ----------    ----------

            Net cash provided by operations ......       77,149        44,923        58,010
                                                     ----------    ----------    ----------

Cash flows from investing activities:
    Payments related to business acquisitions
        net of cash acquired .....................           --       (17,375)      (55,079)
    Purchases of property, plant and
        equipment, net ...........................      (14,443)      (13,384)       (9,309)
    Other investing activities ...................           --            --        (4,085)
                                                     ----------    ----------    ----------
            Net cash used by investing activities       (14,443)      (30,759)      (68,473)
                                                     ----------    ----------    ----------

Cash flows from financing activities:
    Net proceeds from issuance of common stock ...           --        66,123            --
    Net proceeds from common stock issued
        under employee plans .....................        1,830         5,017         3,200
    Repurchase of warrant on common stock ........           --        (2,000)           --
    Redemption of 9.0% Senior Subordinated Notes .           --            --      (130,000)
    Payments on debt .............................      (76,423)     (183,680)      (22,796)
    Proceeds of debt .............................       11,000       105,138       160,000
    Payments related to issuance of debt .........           --        (1,513)       (1,950)
                                                     ----------    ----------    ----------
            Net cash provided (used) by financing
                  activities .....................      (63,593)      (10,915)        8,454
                                                     ----------    ----------    ----------

                                   (continued)


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2002 and 2003
                                 (In thousands)

                                                        2001          2002          2003
                                                        ----          ----          ----
Effect of exchange rate changes
  on cash and cash equivalents ...................       (1,181)          975         2,369
                                                     ----------    ----------    ----------

Net increase (decrease) in
  cash and cash equivalents ......................       (2,068)        4,224           360

Cash and cash equivalents at beginning
    of year ......................................        3,470         1,402         5,626
                                                     ----------    ----------    ----------

Cash and cash equivalents at end of year .........   $    1,402    $    5,626    $    5,986
                                                     ==========    ==========    ==========

Supplemental disclosures of cash flow information:

        Cash paid during the year for:
            Interest .............................   $   31,135    $   24,453    $   21,698
            Income taxes .........................        2,098         5,478         5,507

Supplemental disclosures of non-cash investing and financing activities:

As more fully described in Note 2, we acquired businesses in 2001 through the exchange of approximately 2.0 million shares of our common stock valued at $30.4 million.

As more fully described in Note 6, we acquired certain property in 2001 through the assumption of approximately $22.7 million of debt and accrued interest.

As more fully described in Note 2, during 2003 we issued approximately 85,000 shares of our common stock valued at approximately $1.7 million as part of the consideration for the purchases of several businesses in 2002.


                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share amounts)

Note 1 -- Operations and Significant Accounting Policies

Organization and operations

      CONMED Corporation ("CONMED", the "Company", "we" or "us")is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, ENT, neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers, and a full line of ECG electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and hospitals.

Principles of consolidation

      The consolidated financial statements include the accounts of CONMED Corporation and its controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Accounts receivable sale

      On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit. On October 23, 2003 the accounts receivable sales agreement was amended and restated on substantially the same terms and conditions with the exception of replacing the commercial paper conduit with a bank. The commercial paper conduit or the bank's (the "purchaser") share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.

Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser's share of collections were less than the amount of the purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables that have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2002 and 2003, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $37.0 million and $44.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser's financing costs to purchase the accounts receivable, were $1.2 million and $0.8 million, in 2002 and 2003, respectively, and are included in interest expense.

      There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the "purchaser commitment"), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment expires October 21, 2004. In the event we are unable to renew our purchaser commitment, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

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

Property, plant and equipment

      Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

      Building and improvements         40 years
      Leasehold improvements            Remaining life of lease
      Machinery and equipment           2 to 15 years

Goodwill and other intangible assets

      Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other intangible assets had been amortized over periods ranging from 5 to 40 years through December 31, 2001. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (60.2% at December 31, 2003) of our total assets.

      In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. As a result of the adoption of this standard, amortization of goodwill and certain intangibles has been discontinued.

      During 2002 and 2003, we performed impairment tests of goodwill and indefinite-lived intangible assets and evaluated the useful lives of acquired intangibles assets subject to amortization. These tests and evaluations were performed in accordance with SFAS 142. No impairment losses or adjustments to useful lives have been recognized as a result of these tests. It is our policy to perform our annual impairment tests in the fourth quarter.

Other long-lived assets

      We review for impairment of long-lived assets (consisting of intangible assets subject to amortization and property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to fair value.

Equity investments

      We have several investments in the common stock of other companies in our industry which are less than 20% of the voting stock of these companies and in which we do not have the ability to exercise significant influence. We have accounted for these investments under the cost method.

Hedging activity

      Our hedging activity consists of an interest rate swap which we have designated as a cash-flow hedge, and which effectively converts $50 million of the $243 million in LIBOR-based floating rate debt under our senior credit agreement into fixed rate debt with a base interest rate of 3.63%. The interest rate swap expires in June 2004 and is included in other current liabilities at a fair value of $0.6 million in our consolidated balance sheet at December 31, 2003.

Fair value of financial instruments

      The fair values of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt approximates their carrying amount.

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

Revenue recognition

      We recognize revenue upon shipment of product and passage of title to our customers. Factors considered in our revenue recognition policy are as follows:

      o Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped. Payment by the customer is due under fixed payment terms.

      o We place certain of our capital equipment with customers in return for commitments to purchase disposable products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital equipment shipment and we recognize revenue upon the disposable product shipment. The cost of the equipment is amortized over the terms of the commitment agreements.

      o Product returns are only accepted at the discretion of the Company and in keeping with our "Returned Goods Policy". Product returns have not been significant historically. We accrue for sales returns, rebates and allowances based upon analysis of historical customer returns, credits, rebates, discounts and current market conditions.

      o The terms of the Company's sales to customers do not involve any obligations for the Company to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment based upon analysis of historical data.

      o Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs of $8.6 million, $7.5 million and $8.3 million for the years ended 2001, 2002 and 2003, respectively, are included in selling and administrative expense.

      o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.7 million at December 31, 2003 is adequate to provide for any probable losses from accounts receivable.

Earnings per share

      Basic earnings per share ("basic EPS") is computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS:

                                                    2001     2002     2003
                                                    ----     ----     ----

   Shares used in the calculation of basic EPS
       (weighted average shares outstanding) ...   24,045   27,337   28,930

   Effect of dilutive potential securities .....      356      490      326
                                                   ------   ------   ------

   Shares used in the calculation of diluted EPS   24,401   27,827   29,256
                                                   ======   ======   ======

      The shares used in the calculation of diluted EPS exclude warrants and options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated 2.8 million,
0.7 million and 1.3 million at December 31, 2001, 2002 and 2003, respectively.

Stock-based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. We have elected to continue to account for our stock-based compensation plans under the provisions of APB No. 25. No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans.

      Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 2001, 2002 and 2003 was $7.39, $9.32 and $5.81, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for options granted in 2001, 2002 and 2003, respectively: Risk-free interest rates of 4.38%, 2.70% and 3.13%; volatility factors of the expected market price of the Company's common stock of 48.04%, 41.10% and 32.08%; a weighted-average expected life of the option of five years; and that no dividends would be paid on common stock.

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            2001          2002          2003
                                            ----          ----          ----

Net income - as reported .............   $   24,406    $   34,151    $   32,082
                                         ----------    ----------    ----------

Pro forma stock-based employee
  compensation expense, net of related
  income tax effect ..................       (2,845)       (2,156)       (2,383)
                                         ----------    ----------    ----------

Net income - pro forma ...............   $   21,561    $   31,995    $   29,699
                                         ==========    ==========    ==========

EPS - as reported:
    Basic ............................   $     1.02    $     1.25    $     1.11
    Diluted ..........................   $     1.00    $     1.23    $     1.10

EPS - pro forma:
    Basic ............................   $      .90    $     1.17    $     1.03
    Diluted ..........................   $      .88    $     1.15    $     1.02

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

                                                                           Accumulated
                                    Minimum     Cumulative      Cash          Other
                                    Pension     Translation     Flow      Comprehensive
                                   Liability    Adjustments     Hedges     Income(loss)
                                   ---------    -----------    -------    -------------
Balance, December 31, 2002 .....   $  (5,086)   $    (1,159)   $  (908)   $      (7,153)

    Foreign currency translation
      adjustments ..............          --          3,082         --            3,082
    Cash flow hedging (net of
      income taxes) ............          --             --      1,054            1,054
    Minimum pension liability
      (net of income taxes) ....       5,086             --         --            5,086
                                   ---------    -----------    -------    -------------

Balance, December 31, 2003 .....   $      --    $     1,923    $   146    $       2,069
                                   =========    ===========    =======    =============

Reclassifications

      Certain prior year amounts have been reclassified to conform with the presentation used in 2003.

Note 2 -- Business Acquisitions

      Assets and liabilities of acquired businesses have been accounted for under the purchase method of accounting and recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill. The results of operations of acquired businesses have been included in the consolidated statements of income as of the date of acquisition.

      In 2001 we completed the acquisition of certain assets of Imagyn Medical Technologies, Inc (the "Imagyn acquisition") related to our Endoscopy product line for $29.9 million in CONMED common stock. Goodwill associated with the Imagyn acquisition totaled approximately $26.7 million and is deductible for income tax purposes. We incurred $1.6 million in acquisition-related charges during 2001 to transition manufacturing of the Imagyn product to our facilities. These charges are included in cost of sales.

      In 2002 we completed acquisitions of several businesses related to our Patient Care and Endoscopy product lines, including the December 31, 2002 acquisition of CORE Dynamics, Inc. (the "CORE acquisition"), as well as two businesses engaged in the design, manufacture and installation of integrated operating room systems and equipment. Consideration for acquisitions completed in 2002 aggregated $17.4 million in cash and $1.7 million in CONMED common stock plus the assumption of approximately $3.4 million in liabilities. Under the terms of certain of the acquisition agreements, we agreed to pay additional consideration dependent upon future sales or profitability and the satisfactory execution of a plan to transition and consolidate manufacturing of an acquired business to our facilities. Any future consideration paid will be recorded in goodwill. Goodwill recorded in 2002 totaled approximated $16.2 million and is deductible for income tax purposes.

      In 2003 we completed several smaller acquisitions related to our Patient Care and Electrosurgery product lines totaling $6.1 million and recorded additional contingent consideration related to 2002 acquisitions of $2.0 million. Goodwill recorded in 2003 related to these acquisitions totaled $5.9 million and is deductible for income tax purposes. These acquisitions did not have a material effect on our results of operations for the year ended December 31, 2003.

      In March 2003 we also completed the acquisition of Bionx Implants, Inc. (the "Bionx acquisition") related to our arthroscopy product line, for $47.0 million in cash plus the assumption of approximately $12.1 million in liabilities. Included in cost of sales in 2003 are $1.3 million in acquisition-related charges, consisting principally of the following: $0.5 million in charges as a result of the step-up to fair value recorded related to the sale of inventory acquired as a result of the Bionx acquisition and the CORE acquisition; $0.5 million in inventory charges as a result of the discontinuation of certain of our arthroscopy product lines in favor of those acquired as a result of the Bionx acquisition; and $0.3 million in other transition-related charges. An additional $3.2 million in acquisition-related costs not related to cost of sales which were incurred during 2003 are included in other expense as discussed in Note 12.

      Bionx develops and manufactures self-reinforced resorbable polymer implants including screws, pins and meniscal implants for use in a variety of arthroscopic applications, including sports medicine and fracture fixation. The Bionx product lines complement CONMED's existing arthroscopy product line.

      Unaudited pro forma statements of income for the years ended December 31, 2002 and 2003, assuming the Bionx acquisition occurred as of January 1, 2002 are presented below.

                            2002       2003
                            ----       ----

   Net sales ..........   $471,530   $500,812

   Net income .........   $ 31,746   $ 31,492

   Basic EPS ..........   $   1.16   $   1.09
   Diluted EPS ........       1.14       1.08

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition based on a third-party valuation. Goodwill and identifiable intangible assets associated with the Bionx acquisition are not deductible for income tax purposes.

   Cash ..............................   $    517
   Other current assets ..............      7,284
   Property, plant and equipment .....      2,459
   In-process research and development      7,900
   Identifiable intangible assets ....     15,700
   Goodwill ..........................     25,222
                                         --------

   Total assets acquired .............     59,082
                                         --------

   Current liabilities ...............     (7,647)
   Deferred income taxes .............     (3,898)
   Other long-term liabilities .......       (521)
                                         --------

   Total liabilities assumed .........    (12,066)
                                         --------

   Net assets acquired ...............   $ 47,016
                                         ========

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

      The purchased in-process research and development value relates to next generation arthroscopy products, which have been or are expected to be released between the second quarter of 2003 and fourth quarter of 2004. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new materials technology for arthroscopic applications.

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

      Of the $15.7 million of acquired intangible assets, $0.8 million were assigned to registered trademarks and are not subject to amortization. The remaining $14.9 million of acquired intangible assets have a weighted average useful life of 20 years. The intangible assets that make up that amount include $9.0 million of customer relationships (38 year weighted average useful life), $5.4 million of core technology (12 year weighted average useful life) and $0.5 million of distributor relationships (7 year weighted average useful life).

Note 3 -- Inventories

      Inventories consist of the following at December 31,:

                                                       2002         2003
                                                       ----         ----

      Raw materials............................     $  44,701    $  35,352
      Work in process..........................        12,869       14,583
      Finished goods...........................        62,873       71,010
                                                    ---------    ---------
                                                    $ 120,443    $ 120,945
                                                    =========    =========

Note 4 -- Property, Plant and Equipment

      Property, plant and equipment consist of the following at December 31,:

                                                       2002         2003
                                                       ----         ----

      Land ....................................     $   4,196    $   4,200
      Building and improvements ...............        70,100       75,224
      Machinery and equipment .................        74,838       83,105
      Construction in progress ................         5,038        3,768
                                                    ---------    ---------
                                                      154,172      166,297
                Less:  Accumulated depreciation       (58,564)     (68,914)
                                                    ---------    ---------
                                                    $  95,608    $  97,383
                                                    =========    =========

      We lease various manufacturing and office facilities and equipment under operating leases. Rental expense on these operating leases was approximately $2,756, $2,064 and $1,959 for the years ended December 31, 2001, 2002 and 2003, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2003 are as follows:

                2004......................................   $ 2,127
                2005......................................     1,815
                2006......................................     1,756

                2007......................................     1,727
                2008......................................     1,680
                Thereafter................................     2,727

Note 5 - Goodwill and Other Intangible Assets

      The changes in the net carrying amount of goodwill for the year ended December 31, are as follows:

                                                     2002          2003
                                                     ----          ----

Balance as of January 1, ......................   $  251,140    $  262,394

Goodwill acquired .............................       16,194        31,210

Adjustments to goodwill resulting from business
  acquisitions finalized ......................       (4,940)       (3,285)

Foreign currency translation ..................           --           243
                                                  ----------    ----------

Balance as of December 31, ....................   $  262,394    $  290,562
                                                  ==========    ==========

      Other intangible assets consist of the following:

                                         December 31, 2002            December 31, 2003
                                         -----------------            -----------------
                                       Gross                        Gross
                                      Carrying     Accumulated     Carrying     Accumulated
Amortized intangible assets:           Amount      Amortization     Amount      Amortization
                                      ---------    ------------    ---------    ------------
Customer relationships ............   $  96,712    $    (12,725)   $ 105,712    $    (15,447)

Patents and other intangible assets      23,674         (13,534)      33,258         (16,498)

Unamortized intangible assets:

Trademarks and tradenames .........      86,144              --       86,944              --
                                      ---------    ------------    ---------    ------------

                                      $ 206,530    $    (26,259)   $ 225,914    $    (31,945)
                                      =========    ============    =========    ============

      Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 23 years. Customer relationships are being amortized over 38 years. Patents and other intangible assets are being amortized over a weighted average life of 9 years.

      Our customer relationship assets were acquired in connection with the 1997 acquisition of Linvatec Corporation and the 2003 Bionx acquisition. These intangible assets represent the value associated with business expected to be generated from existing customers as of the acquisition date. The value of these assets was determined by measuring the present value of the projected future earnings attributable to these assets. Additionally, while the useful life of these customer relationship assets is not limited by contract or any other economic, regulatory or other known factors, the useful life of 38 years was determined at the acquisition date by historical customer attrition. In accordance with SFAS 142 and as clarified by EITF (Emerging Issues Task Force) Issue 02-17,

"Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", customer relationships evidenced by customer purchase orders are contractual in nature and therefore continue to be recognized separate from goodwill and are amortized over their 38 year life.

      The trademarks and tradenames intangible asset was recognized in conjunction with the 1997 acquisition of Linvatec Corporation and the 2003 Bionx acquisition. We continue to market products under the acquired trademarks and tradenames of "Linvatec", "Hall", "Shutt", "Envision" and "Bionx". We continue to release new product and product extensions under the above trademarks and tradenames and continue to maintain and promote these trademarks and tradenames in the market through legal registration and such methods as advertising, medical education and trade shows. It is our belief that the trademarks and tradenames intangible asset will generate cash flow for an indefinite period of time. Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible asset is not amortized.

      The amortization expense related to intangible assets for the year ending December 31, 2003 and the estimated amortization expense for each of the five succeeding years is as follows:

            2003                             $ 5,686
            2004                               5,721
            2005                               4,816
            2006                               4,248
            2007                               4,236
            2008                               4,236

      The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with SFAS 142 in the year ended December 31, 2001, 2002 and 2003:

                                       2001         2002         2003
                                       ----         ----         ----

Net income - as reported ........   $   24,406   $   34,151   $   32,082
                                    ----------   ----------   ----------

Adjustments (net of income taxes)
  Add back: Goodwill amortization        4,120           --           --
  Add back: Trademarks and trade
               names amortization        1,532           --           --
                                    ----------   ----------   ----------

Net income - adjusted ...........   $   30,058   $   34,151   $   32,082
                                    ==========   ==========   ==========

Basic EPS

Net income - as reported ........   $     1.02   $     1.25   $     1.11
                                    ----------   ----------   ----------

Adjustments (net of income taxes)
  Add back: Goodwill amortization          .17           --           --
  Add back: Trademarks and trade
               names amortization          .06           --           --
                                    ----------   ----------   ----------

Net income - adjusted ...........   $     1.25   $     1.25   $     1.11
                                    ==========   ==========   ==========

Diluted EPS

Net income - as reported ........   $     1.00   $     1.23   $     1.10
                                    ----------   ----------   ----------

Adjustments (net of income taxes)
  Add back: Goodwill amortization          .17           --           --
  Add back: Trademarks and trade
               names amortization          .06           --           --
                                    ----------   ----------   ----------

Net income - adjusted ...........   $     1.23   $     1.23   $     1.10
                                    ==========   ==========   ==========

Note 6 -- Long Term Debt

Long term debt consists of the following at December 31, :

                                                   2002       2003
                                                   ----       ----

Revolving line of credit .....................   $  5,000   $     --

Term loan borrowings on senior credit facility    100,000    243,000

9.0% senior subordinated notes ...............    130,000         --

Mortgage notes ...............................     22,387     21,591
                                                 --------   --------

Total long term debt .........................    257,387    264,591

Less: current portion ........................      2,631      4,143
                                                 --------   --------

                                                 $254,756   $260,448
                                                 ========   ========

      We entered into a $200 million senior credit agreement (the "senior credit agreement") during the year-ended December 31, 2002. Deferred financing costs of $1.5 million related to the approximately three years remaining on the former senior credit agreement were written off as an extraordinary charge in 2002 but have been reclassified to ordinary income on our consolidated statement of income as a result of our 2003 adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

     At December 31, 2002, the senior credit agreement consisted of a $100 million revolving credit facility and a $100 million term loan. During the year ended December 31, 2003 we amended the senior credit agreement, expanding the existing term loan facility under the senior credit agreement by $160.0 million (the "expanded term loan facility"). The proceeds of the expanded term loan facility were used to reduce borrowings outstanding on the revolving credit facility, to fund the redemption of $130.0 million in outstanding 9% senior subordinated notes (the "Notes"), primarily in June 2003, as well as related accrued interest, and the 4.5% call premium on the Notes. Proceeds of the expanded term loan facility were also used to fund payment of bank and legal fees associated with amending the senior credit agreement. In connection with the purchase of the Notes, we wrote off $5.9 million in 4.5% call premium and $2.2 million in unamortized deferred financing costs as a loss on early extinguishment of debt.

      The balance outstanding on the expanded term loan facility at December 31, 2003 was $243.0 million. The expanded term loan facility extends for approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $71.0 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended senior credit agreement. No such payments were required for the years ended December 31, 2002 and 2003. There were no borrowings outstanding on the revolving credit facility under the amended senior credit agreement as of December 31, 2003. Interest rates on the new term facility are LIBOR plus 2.25% (3.41% at December 31, 2003). Interest rates on the revolving credit facility are LIBOR plus 2.50% (3.66% at December 31, 2003).

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

      We used term loans to purchase the property in Largo, Florida utilized by our Linvatec subsidiary. The debt assumed in 2001 in connection with the purchase consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). Additionally, there is a seller-financed note which bears interest at 6.50% per annum with monthly payments of principal and interest through July 2013 (the "Seller note"). The principal balances assumed on the Class A note, Class C note and Seller note aggregated $12.2 million $6.2 million and $4.2 million, respectively, at the date of acquisition. The principal balances outstanding on the Class A note, Class C note and Seller note aggregate $9.6 million, $7.5 million and $3.8 million, respectively, at December 31, 2003. These loans are collateralized by our Largo, Florida property.

      As discussed in Note 1, we use an interest rate swap to hedge a portion of our long-term debt. The interest rate swap, which we have designated as a cash-flow hedge, effectively converts $50 million of LIBOR-based floating rate debt under our senior credit agreement into fixed rate debt with a base interest rate of 3.63%. The interest rate swap expires in June 2004.

      The scheduled maturities of long-term debt outstanding at December 31, 2003 are as follows:

            2004.................................................     $  4,143
            2005.................................................        4,330
            2006.................................................        4,532
            2007.................................................        4,753
            2008.................................................       73,418
            Thereafter...........................................      173,415

Note 7 -- Income Taxes

      The provision for income taxes for the years ended December 31, 2001, 2002 and 2003 consists of the following:

                                         2001       2002       2003
                                         ----       ----       ----
      Current tax expense:
          Federal ..................   $  3,565   $  7,251   $  5,486
          State ....................        400        540        665
          Foreign ..................      1,201        755      1,061
                                       --------   --------   --------
                                          5,166      8,546      7,212
      Deferred income tax expense ..      8,562     10,664     13,715
                                       --------   --------   --------
          Provision for income taxes   $ 13,728   $ 19,210   $ 20,927
                                       ========   ========   ========

      A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2001, 2002 and 2003 follows:

                                                2001        2002        2003
                                                ----        ----        ----
Tax provision at statutory rate based
    on income before income taxes .........   $ 13,347    $ 18,676    $ 18,553

Extraterritorial income exclusion .........       (894)       (949)     (1,252)

State income taxes ........................        270         351         476

Nondeductible intangible amortization .....        320          90          90

Nondeductible write-off of purchased
in-process research and developments assets         --          --       2,765

Other nondeductible permanent differences .        220         215         268

Other, net ................................        465         827          27
                                              --------    --------    --------

                                              $ 13,728    $ 19,210    $ 20,927
                                              ========    ========    ========

      The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2002 and 2003 are as follows:

                                                          2002        2003
                                                          ----        ----
Assets:

        Inventory ...................................   $  2,106    $  8,948
        Net operating losses of acquired subsidiaries      2,986      11,025
        Deferred compensation .......................      1,142       1,361
        Accounts receivable .........................         94         262
        Employee benefits ...........................        491          --
        Additional minimum pension liability ........      2,861          --
        Interest rate swap ..........................        510          --
        Other .......................................        859       2,390
        Valuation allowance .........................         --      (8,462)
                                                        --------    --------

                                                          11,049      15,524
                                                        --------    --------

Liabilities:

        Goodwill and intangible assets ..............     28,633      43,695
        Depreciation ................................      4,558       5,721
        Employee benefits ...........................         --       1,980
        Interest rate swap ..........................         --          83
                                                        --------    --------

                                                          33,191      51,479
                                                        --------    --------

Net liability .......................................   $(22,142)   $(35,955)
                                                        ========    ========

      The net operating loss carryforwards of acquired subsidiaries expire at various dates through 2023. We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with the Bionx acquisition.

Note 8 -- Shareholders' Equity

      The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2002 and 2003, no preferred stock had been issued.

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

      We have reserved 5.7 million shares of common stock for issuance to employees and directors under three stock option plans (the "Plans") of which approximately 263,000 shares remain available for grant at December 31, 2003. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

      The following is a summary of incentive stock option activity under the
Plans:

                                              Weighted-
                                    Number     Average
                                      of      Exercise
                                   Options      Price
                                   -------    ---------

Outstanding at December 31, 2000     3,059    $   13.91
        Granted ................       709        15.59
        Forfeited ..............       (75)       18.86
        Exercised ..............      (259)        7.07
                                   -------    ---------

Outstanding at December 31, 2001     3,434        14.69
        Granted ................       742        23.42
        Forfeited ..............       (40)       15.27
        Exercised ..............      (546)        8.88
                                   -------    ---------

Outstanding at December 31, 2002     3,590        17.27
        Granted ................       669        17.44
        Forfeited ..............       (84)       19.49
        Exercised ..............      (181)       11.84
                                   -------    ---------

Outstanding at December 31, 2003     3,994    $   17.55
                                   =======    =========
Exercisable:
        December 31, 2001 ......     1,954    $   13.59
        December 31, 2002 ......     1,875        15.55
        December 31, 2003 ......     2,590        17.19

                                                                          Stock
                                                          Weighted       Options       Weighted
                     Stock Options         Weighted        Average     Exercisable      Average
    Range of        Outstanding at    Average Remaining   Exercise   at December 31,   Exercise
Exercise Prices    December 31,2003      Life (Years)      Price           2003         Price
----------------   ----------------   -----------------   --------   ---------------   --------
Less than $10.00                222                 5.8   $   8.97               190   $   8.94
$10.00 to $15.00                833                 6.0      13.89               648      13.84
$15.00 to $17.50                978                 5.3      16.23               761      16.33
$17.50 to $20.00              1,034                 7.7      18.64               378      19.16
$20.00 to $22.50                579                 6.5      21.35               340      20.92
$22.50 to $26.00                348                 8.1      25.89               273      25.89

      During 2002 we adopted a shareholder-approved Employee Stock Purchase Plan (the "Employee Plan"), under which we have reserved 1.0 million shares of common stock for issuance to our employees. The Employee Plan provides to employees the opportunity to invest from 1% to 10% of their annual salary to purchase shares of

CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to the lesser of (1)85% of the fair market value of the common stock at the beginning of a semi-annual period and (2) 85% of the fair market value of the common stock at the end of such semi-annual period. During 2003, we issued approximately 67,000 shares of common stock under the Employee Plan. No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 9 -- Business Segments and Geographic Areas

      CONMED conducts its business through four principal operating units, CONMED Patient Care, CONMED Endoscopy, CONMED Electrosurgery and Linvatec Corporation. In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), our chief operating decision-maker has been identified as the President and Chief Operating Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All four material operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in economic characteristics, nature of products and services, procurement, manufacturing and distribution processes. Based upon the aggregation criteria for segment reporting, we have aggregated our operating units into a single segment comprised of medical instruments and systems used in surgical and other medical procedures.

      The following is net sales information by product line:

                                              2001       2002       2003
                                              ----       ----       ----
      Arthroscopy .......................   $155,650   $161,876   $177,468
      Powered Surgical Instruments ......    114,375    114,302    122,031
      Electrosurgery ....................     66,875     69,674     77,337
      Patient Care ......................     69,067     69,753     69,937
      Endoscopy .........................     22,755     36,801     45,764
      Integrated Operating Room Systems .         --        656      4,593
                                            --------   --------   --------

      Total .............................   $428,722   $453,062   $497,130
                                            ========   ========   ========

      The following is net sales information for geographic areas:

                                        2001          2002          2003
                                        ----          ----          ----
      United States ............      $306,306      $320,312      $333,473
      Canada ...................        16,662        15,980        24,620
      United Kingdom ...........        15,382        18,625        19,883
      Japan ....................        18,234        18,820        18,265
      All other countries ......        72,138        79,325       100,889
                                      --------      --------      --------

      Total ....................      $428,722      $453,062      $497,130
                                      ========      ========      ========

      Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2002 and 2003.

Note 10 -- Employee Benefit Plans

      We sponsor an employee savings plan ("401(k)") and three defined benefit pension plans (the "pension plans") covering substantially all our employees. The three defined benefit pension plans were merged and overall benefit levels reduced effective January 1, 2004.

      Total employer contributions to the 401(k) plan were $1.7, million $2.0 million and $2.2 million in the years ended December 31, 2001, 2002 and 2003, respectively.

      We use a December 31, measurement date for our pension plans. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants. The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plans at December 31,:

                                                      2002        2003
                                                      ----        ----

Accumulated Benefit Obligation ..................   $ 27,645    $ 32,044
                                                    ========    ========

Change in benefit obligation
Projected benefit obligation at beginning of year   $ 29,748    $ 33,639
Service cost ....................................      3,988       4,167
Interest cost ...................................      2,002       2,419
Actuarial loss ..................................      1,178       6,794
Benefits paid ...................................     (3,277)     (8,141)
                                                    --------    --------
Projected benefit obligation at end of year .....   $ 33,639    $ 38,878
                                                    --------    --------

Change in plan assets
Fair value of plan assets at beginning of year ..   $ 16,963    $ 18,169
Actual gain (loss) on plan assets ...............     (2,261)      4,075
Employer contribution ...........................      6,744      19,529
Benefits paid ...................................     (3,277)     (8,141)
                                                    --------    --------
Fair value of plan assets at end of year ........   $ 18,169    $ 33,632
                                                    --------    --------

Change in funded status
Funded status ...................................   $ 15,470    $  5,246
Unrecognized net actuarial loss .................    (13,760)    (14,634)
Unrecognized transition liability ...............        (52)        (48)
Unrecognized prior service cost .................       (129)       (118)
Additional minimum pension liability ............      7,947          --
                                                    --------    --------
Accrued (prepaid) pension cost ..................   $  9,476    $ (9,554)
                                                    ========    ========

      Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

                                                             2002        2003
                                                             ----        ----

Accrued pension liability ..............................   $  9,476    $     --
Prepaid pension asset ..................................         --      (9,554)
Accumulated other comprehensive income (loss) ..........     (7,947)         --
                                                           --------    --------

Net amount recognized ..................................   $  1,529    $ (9,554)
                                                           ========    ========

      The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

                                                               2002        2003
                                                               ----        ----

Discount rate ..........................................       6.75%       6.25%
Expected return on plan assets .........................       8.00%       8.00%
Rate of compensation increase ..........................       3.00%       3.00%

      Net periodic pension cost for the years ended December 31, consist of the following:

                                                  2001        2002        2003
                                                  ----        ----        ----
Service cost - benefits earned during
    the period ..............................   $  3,622    $  3,988    $  4,167
Interest cost on projected benefit obligation      1,785       2,002       2,419
Expected return on plan assets ..............     (1,211)     (1,595)     (1,728)
Net amortization and deferral ...............        166         350         750
Settlement loss .............................         --          --       2,839
                                                --------    --------    --------
Net periodic pension cost ...................   $  4,362    $  4,745    $  8,447
                                                ========    ========    ========

      During the years ended December 31, 2001 and 2002, we recognized comprehensive losses of $1.1 million and $4.0 million, respectively, net of income taxes, as a result of the changes in the additional minimum pension liability required to be recognized. During the year ended December 31, 2003, we recognized comprehensive income of $5.1 million, net of income taxes, as a result of the change in the additional minimum pension liability required to be recognized.

      The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

                                                       2001      2002      2003
                                                       ----      ----      ----

Discount rate ....................................     7.50%     7.00%     6.75%
Expected return on plan assets ...................     8.00%     8.00%     8.00%
Rate of compensation increase ....................     4.50%     3.00%     3.00%

      In determining the expected return on pension plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, we consult with financial and investment management professionals in developing appropriate targeted rates of return.

      Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.

      The allocation of pension plan assets by category is as follows at December 31,:

                                               Percentage of Pension    Target
                                                    Plan Assets       Allocation
                                                 2002         2003       2004
                                                 ----         ----       ----

Equity securities .......................          56%          41%        60%
Debt securities .........................          28           49         36
Other ...................................          16           10          4
                                                 ----         ----       ----
Total ...................................         100%         100%       100%
                                                 ====         ====       ====

      As of December 31, 2003, the Plan held 28,000 shares of our common stock, which had a fair value of $0.7 million. We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when deemed appropriate.

      Our 2004 pension plan funding is not expected to exceed $5.7 million.

Note 11 -- Legal Matters

      From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims, the costs associated with claims, especially claims not covered by insurance, will not have a material adverse effect on our future performance.

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

      In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim.

Note 12 -- Other expense (income)

      Other expense (income) for the year ended December 31, consists of the following:

                                                              2002       2003
                                                              ----       ----

Gain on settlement of a contractual dispute .............   $     --   $ (9,000)
Pension settlement loss .................................         --      2,839
Acquisition-related costs ...............................         --      3,244
Loss on settlement of a patent dispute ..................      2,000         --
                                                            --------   --------
    Other expense (income) ..............................   $  2,000   $ (2,917)
                                                            --------   --------

      In March 2003, we agreed to settle a patent infringement case filed by Ludlow Corporation, a subsidiary of Tyco International Ltd., in return for a one-time $1.5 million payment. We recorded a charge to income in the fourth quarter of 2002 to recognize a loss of $1.5 million plus legal costs of approximately $0.5 million.

      During 2003, we entered into an agreement with Bristol-Myers Squibb Company ("BMS") and Zimmer, Inc., ("Zimmer") to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of the agreement, BMS paid us $9.5 million in cash, which was recorded as a gain on settlement of a contractual dispute, net of $0.5 million in legal costs.

      During 2003, we announced a plan to restructure our arthroscopy and powered surgical instrument sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase is part of our integration plan for the Bionx acquisition discussed in Note 2. As part of the sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. As a result of this restructuring, we now have 18 exclusive independent sales agent groups managing 230 arthroscopy and powered surgical instrument sales representatives. As a result of the termination of the 90 direct employee sales representatives, we recorded a charge to other expense of $2.8 million related to settlement losses of pension obligations, pursuant to Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

      During 2003, we incurred acquisition-related charges of approximately $4.5 million, of which $1.3 million has been recorded in cost of sales as discussed in Note 2 and $3.2 million in acquisition and transition-related costs have been recorded in other expense. The $3.2 million in costs recorded to other expense are acquisition and transition-related, consisting of $1.3 million in retention bonuses, travel, severance and other costs related to acquisitions completed in the fourth quarter of 2002, and $1.9 million of such costs related to the Bionx acquisition completed in the first quarter of 2003.

Note 13 -- Guarantees

      We provide warranties on certain of our products at the time of sale. The standard warranty on our capital and reusable equipment is for a period of one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

      The changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

                                             2002        2003
                                             ----        ----

Balance as of January 1, ...............   $  2,909    $  3,213
                                           --------    --------

Provision for warranties ...............      4,287       4,209
Claims made ............................     (3,983)     (3,934)
Warranties acquired ....................         --         100
                                           --------    --------

Balance as of December 31, .............   $  3,213    $  3,588
                                           ========    ========

Note 14 - New Accounting Pronouncements

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

      In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued and subsequently revised in December 2003. The guidelines of the interpretation are applicable for us in our first quarter 2004 financial statements. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. Adoption of this pronouncement is not expected to have any material impact on our financial condition or results of operations during 2004.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. This Statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in Accounting Principles Board ("APB") Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. We adopted this pronouncement during 2003. As a result we have reclassified the extraordinary loss recognized in the third quarter of 2002 related to the refinancing of debt to ordinary income.

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

      In December 2003, SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. SFAS No. 132R amends the disclosure requirements of SFAS No. 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The statement is effective in 2003 and the related disclosures have been included in Note 10 to the consolidated financial statements.

Note 15-- Selected Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for 2002 and 2003 are as follows:

                                                Three Months Ended
                                                ------------------
                                     March        June     September   December
                                     -----        ----     ---------   --------
2002
Net sales ......................   $ 113,205   $ 111,269   $ 113,332   $ 115,256
Gross profit ...................      59,101      59,558      58,903      59,609
Net income .....................       9,076       8,950       8,223       7,902
EPS
    Basic ......................   $     .36   $     .34   $     .29   $     .28
    Diluted ....................         .35         .33         .28         .27

                                                Three Months Ended
                                                ------------------
                                     March        June     September   December
                                     -----        ----     ---------   --------
2003
Net sales ......................   $ 118,034   $ 124,540   $ 120,747   $ 133,809
Gross profit ...................      61,656      65,131      63,231      69,679
Net income .....................       6,668       2,763       9,706      12,945
EPS:
    Basic ......................   $     .23   $     .10   $     .34   $     .45
    Diluted ....................         .23         .09         .33         .44

Unusual Items Included In Selected Quarterly Financial Data:

2002

September

In the third quarter of 2002, we recorded a charge of $1.5 million to recognize a loss on the early extinguishment of debt--see Note 6.


December

In the fourth quarter of 2002, we recorded a charge of $2.0 million related to the settlement of a patent dispute--see Note 12.


2003

March

In the first quarter of 2003, we recorded a charge of $7.9 million related to the write-off of purchased in-process research and development. The first quarter effective tax rate was increased from 36.0% to 55.1% to reflect the nondeductibility of the $7.9 million charge.

In the first quarter of 2003, we recorded a gain of $9.0 million on the settlement of a contractual dispute and acquisition-related charges of $1.3 million to other expense (income)--see Note 12.

June

In the second quarter of 2003, we recorded pension settlement losses of $2.1 million and acquisition-related charges of $1.2 million to other expense (income)--see Note 12.

In the second quarter of 2003 we recorded losses on the early extinguishment of debt of $7.9 million--see Note 6.

September

In the third quarter of 2003, we recorded pension settlement losses of $0.7 million to other expense (income)--see Note 12.

December

In the fourth quarter of 2003, we reduced the effective tax rate for the year from 41.4% to 39.5% thereby decreasing income tax expense by $1.0 million.

                 SCHEDULE II--Valuation and Qualifying Accounts
                                 (in thousands)

                                                     Column C
                                             ------------------------
                                                    Additions
                                Column B     ------------------------
                              ------------      (1)           (2)                         Column E
        Column A               Balance at    Charged to    Charged to     Column D     --------------
---------------------------   Beginning of   Costs and       Other       ----------    Balance at End
       Description              Period        Expenses      Accounts     Deductions      of Period
---------------------------   ------------   ----------    ----------    ----------    --------------
2003
----
    Allowance for bad debts   $        922   $      741    $      640    $     (631)   $        1,672
    Inventory reserves ....          6,596        1,834           985        (1,983)            7,432
    Deferred tax asset
      Valuation allowance .             --           --         8,462            --             8,462

2002
----
    Allowance for bad debts   $      1,553   $     (144)   $       --    $     (487)   $          922
    Inventory reserves ....          8,692          776            --        (2,872)            6,596
    Deferred tax asset
      valuation allowance .          3,410           --        (3,410)           --                --

2001
----
    Allowance for bad debts   $      1,479   $      514    $       --    $     (440)   $        1,553
    Inventory reserves ....          5,221          620         4,373        (1,522)            8,692
    Deferred tax asset
      valuation allowance .          3,834           --            --          (424)            3,410