Form 10-Q
period 2004-03-31
CONMED CORP
filed 2004-05-07
CIK 816956

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                Commission File Number 0-16093
        March 31, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The number of shares outstanding of registrant's common stock, as of May 6, 2004 is 29,725,874 shares.

                               CONMED CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                          PART I FINANCIAL INFORMATION

Item Number                                                                 Page

   Item 1.  Financial Statements

            - Consolidated Condensed Statements
              of Income for the three months ended
              March 31, 2003 and 2004                                        1

            - Consolidated Condensed Balance Sheets
              as of December 31, 2003 and March
              31, 2004                                                       2

            - Consolidated Condensed Statements
              of Cash Flows for the three months
              ended March 31, 2003 and 2004                                  3

            - Notes to Consolidated Condensed
              Financial Statements                                           4

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   11

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                     20

   Item 4.  Controls and Procedures                                         20

                      PART II OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                21

   Signatures                                                               22

PART I FINANCIAL INFORMATION
Item 1.

                               CONMED CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Unaudited, in thousands except per share amounts)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------

                                                                                2003                   2004
                                                                                ----                   ----
Net sales ........................................................          $    118,034           $    133,964

Cost of sales ....................................................                56,378                 63,605
                                                                            ------------           ------------

Gross profit .....................................................                61,656                 70,359
                                                                            ------------           ------------

Selling and administrative expense ...............................                37,145                 43,793

Research and development expense .................................                 3,703                  4,739

Write-off of purchased in-process research
    and development assets .......................................                 7,900                     --

Other expense (income), net ......................................                (7,658)                    --
                                                                            ------------           ------------

                                                                                  41,090                 48,532

Income from operations ...........................................                20,566                 21,827

Loss on early extinguishment of debt .............................                   166                     --

Interest expense .................................................                 5,538                  3,306
                                                                            ------------           ------------

Income before income taxes .......................................                14,862                 18,521

Provision for income taxes .......................................                 8,194                  6,482
                                                                            ------------           ------------

Net income .......................................................          $      6,668           $     12,039
                                                                            ============           ============

Per share data:

Net income
    Basic ........................................................          $        .23           $        .41
    Diluted ......................................................                   .23                    .40

Weighted average common shares
    Basic ........................................................                28,876                 29,303
    Diluted ......................................................                29,037                 29,992

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                                                            (Unaudited)
                                                                                             December 31,     March 31,
                                                                                                 2003           2004
                                                                                                 ----           ----
ASSETS
Current assets:
  Cash and cash equivalents ..................................................                 $   5,986      $   9,467
  Accounts receivable, net ...................................................                    60,449         61,884
  Inventories ................................................................                   120,945        115,214
  Deferred income taxes ......................................................                    10,188         10,618
  Prepaid expenses and other current assets ..................................                     3,538          3,424
                                                                                               ---------      ---------
    Total current assets .....................................................                   201,106        200,607
                                                                                               ---------      ---------
Property, plant and equipment, net ...........................................                    97,383         96,302
Goodwill .....................................................................                   290,562        290,111
Other intangible assets, net .................................................                   193,969        192,542
Other assets .................................................................                    22,038         21,070
                                                                                               ---------      ---------
    Total assets .............................................................                 $ 805,058      $ 800,632
                                                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................................                 $   4,143      $   3,906
  Accounts payable ...........................................................                    18,320         21,203
  Accrued compensation and benefits ..........................................                    10,685          7,607
  Income taxes payable .......................................................                    10,877          7,118
  Accrued interest ...........................................................                       279            440
  Other current liabilities ..................................................                    10,551          8,461
                                                                                               ---------      ---------
    Total current liabilities ................................................                    54,855         48,735
                                                                                               ---------      ---------

Long-term debt ...............................................................                   260,448        237,507
Deferred income taxes ........................................................                    46,143         50,282
Other long-term liabilities ..................................................                    10,122         10,093
                                                                                               ---------      ---------
    Total liabilities ........................................................                   371,568        346,617
                                                                                               ---------      ---------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 500,000 shares; none outstanding ..............................                        --             --
  Common stock, par value $.01 per share;
    100,000,000 shares authorized; 29,140,644 and
      29,725,841 shares issued in
      2003 and 2004, respectively ............................................                       291            298
  Paid-in capital ............................................................                   237,076        245,641
  Retained earnings ..........................................................                   194,473        206,512
  Accumulated other comprehensive income .....................................                     2,069          1,983
  Less 37,500 shares of common stock in treasury,
    at cost ..................................................................                      (419)          (419)
                                                                                               ---------      ---------
    Total shareholders' equity ...............................................                   433,490        454,015
                                                                                               ---------      ---------
      Total liabilities and shareholders' equity .............................                 $ 805,058      $ 800,632
                                                                                               =========      =========

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                 Three Months Ended March 31,
                                                                                                 ----------------------------
                                                                                                     2003            2004
                                                                                                     ----            ----
Cash flows from operating activities:
  Net income .......................................................................               $  6,668        $ 12,039
                                                                                                   --------        --------
  Adjustments to reconcile net income
    to net cash provided by operations:
        Depreciation ...............................................................                  2,374           2,645
        Amortization ...............................................................                  3,168           4,105
        Deferred income taxes ......................................................                  4,409           4,248
        Write-off of purchased in-process research and
            development assets .....................................................                  7,900              --
        Loss on the early extinguishment of debt ...................................                    166              --
        Increase (decrease) in cash flows
            from changes in assets and liabilities:
                  Sale of accounts receivable ......................................                     --          (1,000)
                  Accounts receivable ..............................................                  1,270            (435)
                  Inventories ......................................................                 (3,107)          4,089
                  Accounts payable .................................................                 (1,580)          2,883
                  Income taxes payable .............................................                  2,375          (3,759)
                  Accrued compensation and benefits ................................                 (1,943)         (2,664)
                  Accrued interest .................................................                 (2,736)            161
                  Other assets/liabilities, net ....................................                  1,514          (1,784)
                                                                                                   --------        --------
                                                                                                     13,810           8,489
                                                                                                   --------        --------
        Net cash provided by operating activities ..................................                 20,478          20,528
                                                                                                   --------        --------

Cash flows from investing activities:
    Payments related to business acquisitions,
        net of cash acquired .......................................................                (48,177)             --
    Purchases of property, plant, and equipment ....................................                 (1,710)         (1,620)
                                                                                                   --------        --------
        Net cash used in investing activities ......................................                (49,887)         (1,620)
                                                                                                   --------        --------

Cash flows from financing activities:
  Proceeds from common stock issued under
      employee plans ...............................................................                    808           8,158
  Payments on debt .................................................................                 (3,051)        (23,178)
  Payments related to issuance of debt .............................................                     --            (123)
  Proceeds of debt .................................................................                 31,000              --
                                                                                                   --------        --------
        Net cash provided by (used in) financing activities ........................                 28,757         (15,143)
                                                                                                   --------        --------

Effect of exchange rate changes
    on cash and cash equivalents ...................................................                  1,276            (284)
                                                                                                   --------        --------

Net increase in cash and cash equivalents ..........................................                    624           3,481

Cash and cash equivalents at beginning of period ...................................                  5,626           5,986
                                                                                                   --------        --------

Cash and cash equivalents at end of period .........................................               $  6,250        $  9,467
                                                                                                   ========        ========

           See notes to consolidated condensed financial statements.

                               CONMED CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (Unaudited, in thousands except share and per share amounts)

Note 1 - Operations and Significant Accounting Policies

Organization and Operations

The accompanying consolidated condensed financial statements include the accounts of CONMED Corporation and its controlled subsidiaries ("CONMED", the "Company", "we" or "us"). All intercompany accounts and transactions have been eliminated. CONMED is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, otolaryngologic ("ENT"), neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of radio frequency ("RF") electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endoscopy products such as trocars, clip appliers, scissors and surgical staplers, and a full line of electrocardiogram ("ECG") electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and hospitals.

CONMED conducts its business through four principal operating units, CONMED Patient Care, CONMED Endoscopy, CONMED Electrosurgery and Linvatec Corporation. All of our operating units have been aggregated into one business segment due to their similar economic characteristics, customer base, nature of products and services, procurement, manufacturing and distribution processes. Total Company performance is evaluated by our chief operating decision maker which has been identified as the President and Chief Operating Officer, who reviews operating results and makes resource allocation decisions. Therefore, all required information regarding segment revenues, profitability and total assets may be obtained from our consolidated condensed financial statements.

Certain prior year amounts have been reclassified to conform with the presentation used in 2004.

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

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                           Three months ended
                                                                                March 31,
                                                                       2003                  2004
                                                                       ----                  ----
Net income-- as reported ................................           $    6,668            $   12,039
                                                                    ----------            ----------

Pro forma stock-based employee
  compensation expense, net of related
  income tax effect .....................................                 (524)                 (558)
                                                                    ----------            ----------

Net income-- pro forma ..................................           $    6,144            $   11,481
                                                                    ==========            ==========

EPS - as reported:
    Basic ...............................................           $      .23            $      .41
    Diluted .............................................           $      .23            $      .40
EPS - pro forma:
    Basic ...............................................           $      .21            $      .39
    Diluted .............................................           $      .21            $      .38

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2003 included in our Annual Report on Form 10-K.

Note 3 - Other comprehensive income

Comprehensive income consists of the following:

                                                                           Three months ended
                                                                                March 31,
                                                                       2003                  2004
Net income ..............................................           $    6,668            $   12,039
                                                                    ----------            ----------
Other comprehensive income:
  Foreign currency
    translation adjustment ..............................                1,313                  (279)
  Cash flow hedging
    (net of income taxes) ...............................                  393                   193
                                                                    ----------            ----------

  Comprehensive income ..................................           $    8,374            $   11,953
                                                                    ==========            ==========

Accumulated other comprehensive income consists of the following:

                                                                                                        Accumulated
                                                                           Cumulative         Cash         Other
                                                                          Translation         Flow     Comprehensive
                                                                          Adjustments        Hedges        Income
                                                                          -----------        ------        ------
Balance, December 31, 2003 ..................................                $ 1,923         $   146      $ 2,069
    Foreign currency translation
      adjustments ...........................................                   (279)             --         (279)
    Cash flow hedging (net of
      income taxes) .........................................                     --             193          193
                                                                             -------         -------      -------

Balance, March 31, 2004 .....................................                $ 1,644         $   339      $ 1,983
                                                                             =======         =======      =======

Note 4 - Inventories

Inventories consist of the following:

                                                                         December 31,        March 31,
                                                                             2003              2004
                                                                             ----              ----
Raw materials ...............................................             $   35,352        $   33,004

Work-in-process .............................................                 14,583            15,269

Finished goods ..............................................                 71,010            66,941
                                                                          ----------        ----------

            Total ...........................................             $  120,945        $  115,214
                                                                          ==========        ==========

Note 5 - Earnings per share

Basic earnings per share ("basic EPS") is computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following is a reconciliation of the weighted average shares used in the calculation of basic and diluted EPS (in thousands):

                                                                              Three months ended
                                                                                   March 31,
                                                                            2003             2004
                                                                            ----             ----
Shares used in the calculation
  of basic EPS(weighted average
  shares outstanding) .......................................                28,876            29,303

Effect of dilutive potential
  securities ................................................                   161               689
                                                                         ----------        ----------

Shares used in the calculation
  of diluted EPS ............................................                29,037            29,992
                                                                         ==========        ==========

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 2,395 for the three months ended March 31, 2003; no such shares were excluded from the calculation of diluted EPS for the three months ended March 31, 2004.

Note 6 - Other expense (income)

Other expense (income) consists of the following:

                                                                          Three months ended
                                                                               March 31,
                                                                          2003           2004
                                                                          ----           ----
Gain on settlement of a contractual dispute,
    net of legal costs ......................................            ($9,000)      $      --

Acquisition-related costs ...................................              1,342              --
                                                                       ---------       ---------

    Other expense (income), net .............................          $  (7,658)      $      --
                                                                       =========       =========

On March 10, 2003, we entered into an agreement with Bristol-Myers Squibb Company ("BMS") and Zimmer, Inc., ("Zimmer") to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of the agreement, BMS paid us $9.5 million in cash, which was recorded as a gain on settlement of a contractual dispute net of $0.5 million in legal costs during the quarter ended March 31, 2003.

During the quarter ended March 31, 2003, we incurred approximately $1.3 million in acquisition and transition expenses related primarily to the December 31, 2002 acquisition of CORE Dynamics, Inc. (the "CORE acquisition") and the March 10, 2003 acquisition of Bionx Implants, Inc. (the "Bionx acquisition"). The $1.3 million consists of retention bonuses, severance and other expenses to wind down CORE operations in Jacksonville, Florida and Bionx operations in Blue Bell, Pennsylvania and has been recorded in other expense.

Note 7 - Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

Balance as of January 1, 2004 ............................            $ 290,562

Adjustments to goodwill resulting from
  business acquisitions finalized ........................                 (502)

Foreign currency translation .............................                   51
                                                                      ---------

Balance as of March 31, 2004 .............................            $ 290,111
                                                                      =========

Other intangible assets consist of the following:

                                                                   December 31, 2003                  March 31, 2004
                                                                   -----------------                  --------------
                                                                Gross                            Gross
                                                              Carrying       Accumulated        Carrying      Accumulated
Amortized intangible assets:                                   Amount       Amortization         Amount       Amortization
                                                               ------       ------------         ------       ------------
Customer relationships .............................          $ 105,712       $ (15,447)        $ 105,712       $ (16,144)

Patents and other intangible assets ................             33,258         (16,498)           33,436         (17,406)

Unamortized intangible assets:

Trademarks and tradenames ..........................             86,944              --            86,944              --
                                                              ---------       ---------         ---------       ---------

                                                              $ 225,914       $ (31,945)        $ 226,092       $ (33,550)
                                                              =========       =========         =========       =========

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 22 years. Customer relationships are being amortized over 38 years. Patents and other intangible assets are being amortized over a weighted average life of 9 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,605 in the three months ended March 31, 2004 and $1,352 in the three months ended March 31, 2003 and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2004, including the quarterly period ended March 31, 2004, and for each of the five succeeding years is as follows:

                        2004                 $6,076
                        2005                  5,065
                        2006                  4,500
                        2007                  4,445
                        2008                  4,444
                        2009                  4,267

We performed impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization. These tests and evaluations are performed in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." No impairment losses or adjustments to useful lives have been recognized as a result of these tests. It is our policy to perform our annual impairment tests in the fourth quarter.

Note 8 -- Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty on our capital and reusable equipment is generally for a period of one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2004 are as follows:

Balance as of January 1, 2004 .........................    $ 3,588

Provision for warranties ..............................        936
Claims made ...........................................       (970)
                                                           -------

Balance as of March 31, 2004 ..........................    $ 3,554
                                                           =======

Note 9 - Pension Plan

Net periodic pension costs consist of the following:

                                                           Three months ended
                                                                March 31,
                                                           2003           2004
                                                           ----           ----

      Service cost ............................          $ 1,042        $ 1,069

      Interest cost on projected
        benefit obligation ....................              605            634

      Expected return on plan assets ..........             (432)          (665)

      Net amortization and deferral ...........              188            200
                                                         -------        -------
      Net periodic pension cost ...............          $ 1,403        $ 1,238
                                                         =======        =======

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2003 that we expected to fund our pension in 2004 by an amount not to exceed $5.7 million. No pension funding was made during the quarter ended March 31, 2004.

Note 10 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 151," which requires variable interest entities ("VIE") to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. In December 2003, the FASB completed deliberations on proposed modifications to FIN 46 and reissued FIN 46(R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Adoption of this pronouncement has not had any material impact on our financial condition or results of operations during the first quarter of 2004.

In December 2003, the Staff of the Securities and Exchange Commission ("SEC" or the "Staff") issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supercedes Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC topic 13, "Revenue Recognition". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. We do not expect the adoption of SAB 104 to have a material effect on our financial condition or results of operations.

Note 11 - Legal Proceedings

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

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available in the future at a reasonable cost to us.

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

In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. Our claims against Johnson & Johnson are currently in the discovery stage. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim.

Note 12 - Writeoff of Purchased In-Process Research and Development Assets

As disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2003, we wrote-off $7.9 million of purchased in-process research and development assets during the three month period ended March 31, 2003. These assets were acquired in connection with the Bionx acquisition and are not deductible for income tax purposes.

Note 13 - Shareholders' Equity

During the three month period ended March 31, 2004, we issued 0.6 million additional shares of common stock to employees under our stock option plans and employee stock purchase plan. This issuance of common stock resulted in a $8.6 million increase in Paid-in capital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In this Report on Form 10-Q, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future. These statements may be made directly in this document or may be "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions.

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under "Risk Factors" in our Annual Report on Form 10-K for the year-ended December 31, 2003 and the following, among others:

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

o     changes in foreign exchange and interest rates;

o     changes in regulatory requirements; and

o     the availability, terms and deployment of capital.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and "Business" in our Annual Report on Form 10-K for the year-ended December 31, 2003 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation ("CONMED", the "Company", "we" or "us") is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each of them, are as follows:

                                                           Three months ended
                                                                March 31,
                                                            2003         2004
                                                            ----         ----
Arthroscopy ......................................          35.3%        37.6%
Powered Surgical Instruments .....................          26.3         25.0
Patient Care .....................................          14.7         13.4
Electrosurgery ...................................          14.2         15.1
Endoscopy ........................................           9.1          8.2
Integrated Operating Room Systems ................           0.4          0.7
                                                           -----        -----
    Consolidated Net Sales .......................           100%         100%
                                                           =====        =====

A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States. We market our products both domestically and internationally directly to customers and through distributors. International sales represent a significant portion of our business. During the three months ended March 31, 2004, sales to purchasers outside of the United States totaled 36% of total net sales.

Business Environment, Opportunities and Challenges

The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends which are driving the growth for our surgical and patient care products.

We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines and realize economies of scale. In 2003 we made important progress in broadening our Arthroscopy product line with the acquisition of Bionx Implants, Inc. In January 2004, we announced an agreement with Dolphin Medical, Inc., a subsidiary of OSI Systems, Inc. under which we became the exclusive North American distributor for a full line of Dolphin pulse oximetry products. These products are included in our Patient Care product line. In March 2004, we announced a strategic co-marketing relationship with eTrauma(R) Corporation, a developer and manufacturer of picture archiving, digital communication systems and electronic medical records software. Through this partnership our integrated operating room product offerings will include eTrauma's digital communications product.

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In March 2004, we unveiled fourteen new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include an IM3300 progressive scan, enhanced definition, autoclavable camera; a PowerPro(R) pneumatic powered instrument system; shoulder suture and suture anchors; Arthroscopic shaver blades; a knee femoral screw; SmartNail(R) 2.4m bioresorbable nail; and the 10k(TM) pump fluid management system.

Certain of our products, particularly our line of surgical suction instruments, tubing and ECG electrodes are more commodity in nature, with limited opportunity for product differentiation. These products compete in mature, price sensitive markets. As a result, while sales volumes have continued to increase we have experienced and expect that we will continue to experience pricing and margin pressures in these product lines. We believe that we may continue to profitably compete in these product lines by maintaining and improving our low cost manufacturing structure. In addition, we expect to continue to use cash generated from these low margin, low investment products to invest in, improve and expand higher margin product lines.

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2003 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the first quarter of 2004.

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

      o We place certain of our capital equipment with customers in return for commitments to purchase disposable products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital equipment shipment and we recognize revenue upon the disposable product shipment. The cost of the equipment is amortized over the term of the individual commitment agreements.

      o Product returns are only accepted at the discretion of the Company and in keeping with our "Returned Goods Policy". Product returns have not been significant historically. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

      o The Company's terms of sale to customers do not include any obligations to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment based upon an analysis of historical data.

      o Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in selling and administrative expense.

      o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.7 million at March 31, 2004 is adequate to provide for any probable losses from accounts receivable.

Inventory Reserves

We maintain reserves for excess and obsolete inventory resulting from the inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an on-going basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of our products and record a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required.

Business Acquisitions

We have a history of growth through acquisitions, including the Bionx acquisition in 2003. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $290.1 million and other intangible assets of $192.5 million at March 31, 2004.

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

In connection with the Bionx acquisition, significant estimates were made in the $7.9 million valuation of the purchased in-process research and development assets ("IPRD"). The purchased in-process research and development value relates to next generation arthroscopy products, which have been or are expected to be released between the second quarter of 2003 and fourth quarter of 2004. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new materials technology for arthroscopic applications.

The value of the Bionx in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales. The estimated net cash flows were discounted using a discount rate of 22%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry and adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man-hours and complexity of the work completed versus to be completed and other risks associated with achieving technological feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $5.5 million and the remaining costs to complete these projects were approximately $3.3 million as of the acquisition date.

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

Pension Plan

We sponsor a defined benefit pension plan covering substantially all our employees. Major assumptions used in the accounting for the plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans' measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

As a result of lower market interest rates, we have lowered the discount rate used in determining pension expense from 6.75% in 2003 to 6.25% in 2004. This change in assumption will result in higher pension expense in 2004.

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

Based on these and other factors, 2004 pension expense is estimated at approximately $5.0 million. Actual expense may vary significantly from this estimate. For the three month period ended March 31, 2004 we recorded $1.2 million in pension expense and for the three month period ended March 31, 2003 we recorded $1.4 million.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $15.5 million at March 31, 2004. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                                          Three Months Ended
                                                              March 31,
                                                          2003         2004
                                                          ----         ----
                                                             (unaudited)

Net sales .......................................        100.0%        100.0%
Cost of sales ...................................         47.8          47.5
                                                         -----         -----
     Gross profit ...............................         52.2          52.5
Selling and administrative expense ..............         31.5          32.7
Research and development expense ................          3.1           3.5
Write-off of purchased IPRD .....................          6.7            --
Other expense (income), net .....................         (6.5)           --
                                                         -----         -----
     Income from operations .....................         17.4          16.3
Loss on early extinguishment of debt ............          0.1            --
Interest expense ................................          4.8           2.5
                                                         -----         -----
     Income before income taxes .................         12.5          13.8
Provision for income taxes ......................          6.9           4.8
                                                         -----         -----
     Net income .................................          5.6%          9.0%
                                                         =====         =====

Sales for the quarterly period ended March 31, 2004 were $134.0 million, an increase of $16.0 million (13.6%) compared to sales of $118.0 million in the comparable 2003 period. The Bionx acquisition accounted for $3.3 million of the above increase and favorable foreign currency exchange rates accounted for $4.0 million.

Arthroscopy sales increased $8.6 million (20.6%) in the quarterly period ended March 31, 2004 to $50.3 million from $41.7 million in the comparable 2003 period. The Bionx acquisition accounted for $3.3 million of the above increase, along with increased sales of our procedure specific, fluid, resection and imaging products.

Powered surgical instrument sales increased $2.5 million (8.1%) in the quarterly period ended March 31, 2004 to $33.5 million from $31.0 million in the comparable 2003 period, principally as a result of increased sales of our PowerPro(R) line of instrument products. This increase was partially offset by decreased sales of our small bone and specialty products.

Patient care sales increased $0.7 million (4.0%) in the quarterly period ended March 31, 2004 to $18.0 million from $17.3 million in the comparable 2003 period. This increase in sales is primarily attributable to improved sales in our surgical suction product lines.

Electrosurgery sales increased $3.4 million (20.2%) in the quarterly period ended March 31, 2004 to $20.2 million from $16.8 million in the comparable 2003 period, principally as a result of increased sales of our new System 5000(R) electrosurgical generator.

Endoscopy sales increased $0.3 million (2.8%) in the quarterly period ended March 31, 2004 to $11.0 million from $10.7 million in the comparable 2003 period. This increase is principally due to increased sales of our various laparoscopic instrument products and systems.

Integrated operating room system sales increased $0.5 million in the quarterly period ended March 31, 2004 to $1.0 million from $0.5 million in the comparable 2003 period.

Cost of sales increased to $63.6 million in the first quarter 2004 as compared to $56.4 million in the same period a year ago on increased sales volumes in all of our principal product lines. During the three months ended March 31, 2003 we incurred $0.4 million in acquisition related charges as a result of the step-up to fair value recorded related to the sale of inventory acquired in the Bionx and CORE acquisitions. Gross margin percentage increased to 52.5% in 2004 as compared to 52.2% in 2003.

Selling and administrative expense increased to $43.8 million in the first quarter of 2004 as compared to $37.1 million in the comparable 2003 period. The transition to a larger, independent sales agent based sales force in our arthroscopy and powered surgical instrument product lines and increased sales volumes in all of our principal product lines accounted for the increased expense levels. As a percentage of sales, selling and administrative expense was 32.7% in the first quarter of 2004 compared to 31.5% in the first quarter of 2003.

Research and development expense totaled $4.7 million in the first quarter of 2004 as compared to $3.7 million in the first quarter of 2003. This increase is principally due to research efforts focused on the development of arthroscopy and powered surgical instrument products, which accounted for $0.6 million of the above increase and patient care products which accounted for $0.4 million. As a percentage of sales, research and development expense increased to 3.5% in the current quarter compared to 3.1% in the comparable 2003 period.

As discussed in Critical Accounting Estimates - Business Acquisitions, in the first quarter of 2003 we wrote-off purchased in-process research and development assets of $7.9 million in connection with the Bionx acquisition.

In the three months ended March 31, 2004 we did not record a charge to other expense (income). As discussed in Note 6 to the consolidated condensed financial statements, other income in the first quarter of 2003 consisted of a net gain on the settlement of a contractual dispute of $9.0 million offset by acquisition related costs of $1.3 million.

During the three months ended March 31, 2003 we repurchased $2.6 million of our 9% senior subordinated notes and recorded a loss on the early extinguishment of debt of $0.2 million.

Interest expense in the first quarter of 2004 was $3.3 million compared to $5.5 million in the first quarter of 2003. The decrease in interest expense is primarily as a result of lower total outstanding borrowings during the current quarter as compared to the same period a year ago and lower average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility). This decrease in interest expense is a consequence of our redemption of $130.0 million in 9% subordinated notes in June 2003. Our total outstanding borrowings have decreased to $241.4 million at March 31, 2004 as compared to $285.3 million at March 31, 2003. The weighted average interest rates on our borrowings has decreased to 4.34% for the three months ended March 31, 2004 as compared to 7.55% for the three months ended March 31, 2003.

A provision for income taxes has been recorded at an effective tax rate of 35% for the first quarter 2004 and 55% for the first quarter of 2003. The effective tax rate for the first quarter of 2003 was substantially higher than the effective tax rates we have experienced historically as a result of the non-deductibility for income tax purposes of the $7.9 million in-process research and development write-off recorded in conjunction with the Bionx acquisition. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2003, Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

      Cash generated from operations, including sales of accounts receivable and borrowings under our revolving credit facility, provide the necessary liquidity to fund our working capital requirements, debt service under the senior credit agreement and the funding of capital investments. In addition, we use term borrowings, including borrowings under our senior credit agreement and borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions.

Cash provided by operations

Our net working capital position was $151.9 million at March 31, 2004. Net cash provided by operating activities was $20.5 million in the three months ended March 31, 2004 and $20.5 million in the three months ended March 31, 2003.

Net cash provided by operating activities in the quarterly period ended March 31, 2004 was favorably impacted by the following: depreciation, amortization, deferred income taxes; decreases in inventory; and increases in accounts payable and accrued interest, primarily related to the timing of the payment of these liabilities.

Net cash provided by operating activities in the quarterly period ended March 31, 2004 was negatively impacted by the following: decreases in accounts receivable sold under the accounts receivable sale facility; decreases in income taxes payable; and decreases in accrued compensation and benefits.

Investing cash flows

Capital expenditures were $1.6 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively. These capital expenditures represent the ongoing capital investment requirements of our business.

Investing cash flows in 2003 include $48.2 million in payments related to business acquisitions, net of cash acquired, principally related to the Bionx acquisition.

Financing cash flows

Financing activities in the three months ended March 31, 2004 consisted primarily of the repayment of $23.2 million in borrowings.

Our senior credit agreement consists of a $100 million revolving credit facility and a $260 million term loan. There were no borrowings outstanding on the revolving credit facility as of March 31, 2004. As of March 31, 2004, the total amount outstanding on the term loan was $223.4 million. The term loan is scheduled to be repaid over a period of approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $71.0 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. Interest rates on the term facility are at the London Interbank Offered Rate ("LIBOR") plus 2.25% (3.34% at March 31, 2004). Interest rates on the revolving credit facility are at LIBOR plus 2.50% (3.59% at March 31, 2004).

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

The debt assumed in 2001 in connection with the purchase of property in Largo, Florida utilized by our Linvatec facility consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). Additionally, there is a seller-financed note which bears interest at 6.50% per annum with monthly payments of principal and interest through July 2013 (the "Seller note"). The principal balances assumed on the Class A note, Class C note and Seller note aggregated $12.3 million, $6.2 million and $4.2 million, respectively, at the date of acquisition. In January 2004 we paid the remaining outstanding balance on the seller-financed note in the amount of $3.8 million. The principal balances outstanding on the Class A note and Class C note aggregated $9.5 million and $7.7 million, respectively, at March 31, 2004. These loans are secured by our Largo, Florida property.

Management believes that cash generated from operations, including accounts receivable sales, current cash resources and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service and the funding of capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit. The accounts receivable sales agreement was amended and restated on substantially the same terms and conditions on October 23, 2003 but replaced the commercial paper conduit with a bank. The commercial paper conduit or the bank's (the "purchaser") share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser's share of collections were less than the amount of the purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables that have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of March 31, 2004, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $43.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser's financing costs to purchase the accounts receivable were $0.2 million in the three month period ended March 31, 2004 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to qualify for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the "purchaser commitment"), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment expires on October 21, 2004. In the event we are unable to renew our purchaser commitment, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). There were no capital lease obligations as of March 31, 2004:

                                                                      Payments Due By Period
                                                                      ----------------------
                                                              Less than         1-3          3-5         More than
                                                  Total         1 Year         Years        Years         5 years
                                                  -----         ------         -----        -----         -------
Long-term debt ......................           $241,413       $  3,906      $  8,296      $ 94,805       $134,406
Purchase obligations ................             54,321         53,862           433            26             --
Operating lease
  obligations .......................             11,246          1,996         3,549         3,656          2,045
                                                --------       --------      --------      --------       --------
Total contractual
  obligations .......................           $306,980       $ 59,764      $ 12,278      $ 98,487       $136,451
                                                ========       ========      ========      ========       ========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposures to market risk during the three months ended March 31, 2004. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the year-ended December 31, 2003, Part II,
Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer ("the Certifying Officers") as of March 31, 2004. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------

31.1 Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On April 29, 2004, the Company filed a Report on Form 8-K under Item 4 announcing that the Company's Audit Committee of the Board of Directors and management approved a change in the independent accountants of the CONMED Corporation Retirement Savings Plan from PricewaterhouseCoopers LLP to Insero, Kasperski, Ciaccia & Company, P.C., for the unaudited interim period from January 1, 2003 through April 22, 2004. The Company also filed an exhibit under
Item 7 relating to the letter from the prior independent accountants.

On April 23, 2004, the Company filed a Report on Form 8-K furnishing as Exhibit
99.1 under Item 12, an April 22, 2004 press release announcing financial results for the first quarter ended March 31, 2004.

On February 3, 2004, the Company filed a Report on Form 8-K furnishing as
Exhibit 99.1 under Item 12, a January 29, 2004 press release announcing fourth quarter and year-ended December 31, 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CONMED CORPORATION
                                                      (Registrant)

Date:  May 6, 2004


                                              /s/ Robert D. Shallish, Jr.
                                              ---------------------------------
                                              Robert D. Shallish, Jr.
                                              Vice President - Finance
                                              (Principal Financial Officer)

                                  Exhibit Index

                                                                 Sequential Page
Exhibit                                                               Number
-------                                                               ------

31.1     Certification of Eugene R. Corasanti pursuant
         to Rule 13a-14(a) or Rule 15d-14(a) of the
         Securities Exchange Act, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                  E-1

31.2     Certification of Robert D. Shallish, Jr. pursuant
         to Rule 13a-14(a) or Rule 15d-14(a) of the
         Securities Exchange Act, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                  E-2

32.1     Certification of Eugene R. Corasanti and Robert D.
         Shallish, Jr. pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                     E-3