Form 10-Q
period 2004-06-30
CONMED CORP
filed 2004-08-09
CIK 816956

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended              Commission File Number 0-16093
        June 30, 2004


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


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes x   No

      The number of shares outstanding of registrant's common stock, as of August 2, 2004 is 29,829,405 shares.

                              CONMED CORPORATION


                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2004


                         PART I FINANCIAL INFORMATION



    Item Number                                                        Page


      ITEM 1.    Financial Statements

                 - Consolidated Condensed Statements
                   of Income for the three and six month
                   periods ended June 30, 2003 and 2004                 1

                 - Consolidated Condensed Balance Sheets
                   as of December 31, 2003 and June 30, 2004            2

                 - Consolidated Condensed Statements
                   of Cash Flows for the six months ended
                   June 30, 2003 and 2004                               3

                 - Notes to Consolidated Condensed
                   Financial Statements                                 4




      Item 2.    Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                         11

      Item 4.    Controls and Procedures                               21

                           PART II OTHER INFORMATION

      Item 1.    Legal Proceedings                                     23

      Item 4.    Submission of Matters to a Vote of
                 Security Holders                                      23

      Item 5.    Other Information                                     23

      Item 6.    Exhibits and Reports on Form 8-K                      24



      Signatures                                                       25

PART I     FINANCIAL INFORMATION
ITEM 1.
                              CONMED CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Unaudited, in thousands except per share amounts)





                                                  Three Months Ended              Six Months Ended
                                                  ------------------              ----------------
                                                        June 30,                        June 30,
                                                        --------                        --------
                                                  2003             2004             2003       2004
                                             ----------       ---------        ---------     ----------
Net sales............................        $  124,540       $ 130,912        $ 242,574      $ 264,876

Cost of sales........................            59,409          62,198          115,787        125,803
                                             ----------       ---------        ---------     ----------

Gross profit.........................            65,131          68,714          126,787        139,073

Selling and administrative expense...            39,353          42,409           76,498         86,202

Research and development expense.....             4,378           4,836            8,081          9,575

Write-off of purchased in-process
  research and development assets....                --              --            7,900             --

Other expense (income), net..........             3,310              --           (4,348)            --
                                             ----------       ---------        ---------     ----------

                                                 47,041          47,245           88,131         95,777
                                             ----------       ---------        ---------     ----------

Income from operations...............            18,090          21,469           38,656         43,296

Loss on early extinguishment of debt              7,912              --            8,078             --

Interest expense.....................             5,861           2,558           11,399          5,864
                                             ----------       ---------        ---------     ----------

Income before income taxes...........             4,317          18,911           19,179         37,432

Provision for income taxes...........             1,554           6,619            9,748         13,101
                                             ----------       ---------        ---------     ----------

Net income                                   $    2,763       $  12,292        $   9,431     $   24,331
                                             ==========       =========        =========     ==========


Per share data:

Net Income
  Basic..............................        $      .10       $     .41        $     .33      $     .83
  Diluted............................               .09             .41              .32            .81

Weighted average common shares
  Basic..............................            28,910          29,649           28,892         29,476
  Diluted............................            29,212          30,313           29,195         30,151


See notes to consolidated condensed financial statements.

                              CONMED CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
          (Unaudited, in thousands except share and per share amounts)


                                                               December 31, June 30,
                                                               2003            2004
                                                             ---------      ----------
ASSETS
Current assets:
  Cash and cash equivalents............................      $   5,986      $   30,203
  Accounts receivable, net.............................         60,449          54,675
  Inventories..........................................        120,945         116,094
  Deferred income taxes................................         10,188           9,481
  Prepaid expenses and other current assets............          3,538           3,548
                                                             ---------      ----------
    Total current assets...............................        201,106         214,001
                                                             ---------      ----------
Property, plant and equipment, net.....................         97,383          96,253
Goodwill...............................................        290,562         290,676
Other intangible assets, net...........................        193,969         191,163
Other assets...........................................         22,038          20,275
                                                             ---------      ----------
    Total assets.......................................      $ 805,058      $  812,368
                                                             =========      ==========





LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................      $  4,143        $   3,988
  Accounts payable.....................................         18,320          21,276
  Accrued compensation and benefits....................         10,685           8,342
  Income taxes payable.................................         10,877           6,313
  Accrued interest.....................................            279             956
  Other current liabilities............................         10,551           6,658
                                                             ---------       ---------
    Total current liabilities..........................         54,855          47,533
                                                             ---------       ---------
Long-term debt.........................................        260,448         236,399
Deferred income taxes..................................         46,143          53,419
Other long-term liabilities............................         10,122           9,217
                                                             ---------       ---------
    Total liabilities..................................        371,568         346,568
                                                             ---------       ---------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.01 per share;
  authorized 500,000 shares; none outstanding..........             --              --
  Common stock, par value $.01 per share;
  100,000,000 shares authorized; 29,140,644 and
      29,798,219 shares issued and outstanding in
      2003 and 2004, respectively......................            291             298
  Paid-in capital......................................        237,076         246,907
  Retained earnings....................................        194,473         218,804
  Accumulated other comprehensive income...............          2,069             210
  Less 37,500 shares of common stock in treasury,
    at cost............................................           (419)           (419)
                                                             ---------       ---------
    Total shareholders' equity.........................        433,490         465,800
                                                             ---------       ---------
    Total liabilities and shareholders' equity..........     $ 805,058       $ 812,368
                                                             =========       =========


See notes to consolidated condensed financial statements.

                              CONMED CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                        Six months ended
                                                                        ----------------
                                                                            June 30,
                                                                            --------
                                                                         2003            2004
                                                                    ----------        ----------
Cash flows from operating activities:
  Net income...............................................         $    9,431        $   24,331
                                                                    ----------        ----------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation..........................................              4,908             5,259
     Amortization..........................................              6,916             7,777
     Deferred income taxes.................................              5,653             8,586
     Pension settlement charge.............................              2,081                --
     Write-off of deferred financing costs.................              2,181                --
     Loss on early extinguishment of debt..................              8,078                --
     Write-off of purchased in-process research and
       development assets..................................              7,900                --
     Increase (decrease) in cash flows
       from changes in assets and liabilities:
           Accounts receivable.............................             (1,198)            3,774
           Sale of accounts receivable.....................             (1,000)            2,000
           Inventories.....................................             (6,290)            1,295
           Accounts payable................................             (2,110)            2,956
           Income taxes payable............................               (179)           (5,765)
           Accrued compensation and benefits...............               (888)           (1,515)
           Accrued interest................................             (3,284)              677
           Other assets/liabilities, net...................            (13,643)           (3,812)
                                                                    ----------        ----------
                                                                         9,125            21,232
                                                                    ----------        ----------
     Net cash provided by operating activities.............             18,556            45,563
                                                                    ----------        ----------
Cash flows from investing activities:
  Payments related to business acquisitions,
     net of cash acquired..................................            (51,454)               --
  Purchases of property, plant, and equipment, net.........             (3,951)           (4,338)
                                                                    ----------        ----------

     Net cash used in investing activities.................            (55,405)           (4,338)
                                                                    ----------        ----------
Cash flows from financing activities:
  Net proceeds from common stock issued
    under employee plans...................................              1,004             9,010
  Payments on debt.........................................           (130,875)          (24,204)
  Proceeds of debt.........................................            163,000                --
  Payments related to issuance of debt.....................             (1,217)             (164)
                                                                    ----------        ----------
     Net cash provided by (used in) financing activities...             31,912           (15,358)
                                                                    ----------        ----------
Effect of exchange rate changes
    on cash and cash equivalents...........................              1,671            (1,650)
                                                                    ----------        ----------
Net increase (decrease) in cash and cash equivalents.......             (3,266)           24,217

Cash and cash equivalents at beginning of period...........              5,626             5,986
                                                                    ----------        ----------

Cash and cash equivalents at end of period.................         $    2,360        $   30,203
                                                                    ==========        ==========


See notes to consolidated condensed financial statements.

                              CONMED CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (Unaudited, in thousands except per share amounts)



Note 1 - Operations and Significant Accounting Policies
-------------------------------------------------------
Organization and Operations

The accompanying consolidated condensed financial statements include the accounts of CONMED Corporation and its controlled subsidiaries ("CONMED", the "Company", "we" or "us"). All intercompany accounts and transactions have been eliminated. CONMED is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, otolaryngologic ("ENT"), neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of radio frequency ("RF") electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endosurgery products such as trocars, clip appliers, scissors and surgical staplers, and a full line of electrocardiogram ("ECG") electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and hospitals.

CONMED conducts its business through four principal operating units, CONMED Patient Care, CONMED Endosurgery, CONMED Electrosurgery and Linvatec Corporation. All of our operating units have been aggregated into one business segment due to their similar economic characteristics, customer base, nature of products and services, procurement, manufacturing and distribution processes. Total Company performance is evaluated by our chief operating decision maker which has been identified as the President and Chief Operating Officer, who reviews operating results and makes resource allocation decisions. Therefore, all required information regarding segment revenues, profitability and total assets may be obtained from our consolidated condensed financial statements.

Certain prior year amounts have been reclassified to conform with the presentation used in 2004.

Stock-based Compensation

We account for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net earnings as if the fair value provisions of SFAS 123 had been applied to stock-based employee compensation:

                                          Three months ended     Six months ended
                                             June 30,                June 30,
                                             --------                --------
                                           2003        2004         2003         2004
                                        -------     --------      -------    --------
Net income - as reported...........     $ 2,763     $ 12,292      $ 9,431    $ 24,331
                                        -------     --------      -------    --------
Pro forma stock-based employee
  compensation expense, net of
  related income tax effect........        (579)      (1,459)      (1,103)     (2,017)
                                        -------     --------      -------    --------
Net income - pro forma.............     $ 2,184     $ 10,833      $ 8,328    $ 22,314
                                        =======     ========      =======    ========
Earnings per share - as reported:

  Basic............................     $   .10     $    .41      $   .33    $    .83
  Diluted..........................         .09          .41          .32         .81

Earnings per share - pro forma:

  Basic............................     $   .08     $    .37      $   .29    $    .76
  Diluted..........................         .07          .36          .29         .74


Note 2 - Interim financial information
--------------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2003 included in our Annual Report on Form 10-K.


Note 3 - Other comprehensive income
-----------------------------------

Comprehensive income consists of the following:

                                        Three months ended         Six months ended
                                            June 30,                   June 30,
                                         2003       2004           2003         2004
                                       -------     --------     --------      --------
Net income......................       $ 2,763     $ 12,292     $  9,431      $ 24,331
                                       -------     --------     --------      --------
Other comprehensive income:
  Foreign currency
    translation adjustment......           875       (1,434)       2,188        (1,713)
  Cash flow hedging
    (net of income taxes).......           262         (339)         655          (146)
                                       -------     --------     --------      --------
  Comprehensive income..........       $ 3,900     $ 10,519     $ 12,274      $ 22,472
                                       =======     ========     ========      ========


Accumulated other comprehensive income consists of the following:

                                                                              Accumulated
                                              Cumulative        Cash             Other
                                              Translation       Flow          Comprehensive
                                              Adjustments      Hedges           Income
                                              -----------      -------          -------
Balance, December 31, 2003............        $  1,923         $   146          $  2,069
  Foreign currency translation
    adjustments.......................          (1,713)             --            (1,713)
  Cash flow hedging (net of
    income taxes).....................              --            (146)             (146)
                                              --------         -------          --------
Balance, June 30, 2004................        $    210         $    --          $    210
                                              ========         =======          ========


Note 4 - Inventories
--------------------

Inventories consist of the following:

                                                            December 31,            June 30,
                                                                2003                 2004
                                                             ---------            ---------
Raw materials.......................................         $  35,352            $  34,648

Work-in-process.....................................            14,583               14,913

Finished goods......................................            71,010               66,533
                                                             ---------            ---------
       Total........................................         $ 120,945            $ 116,094
                                                             =========            =========

Note 5 - Earnings per share
---------------------------

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

                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                       2003      2004       2003       2004
                                     ------     ------     ------    ------
Shares used in the calculation
  of basic EPS(weighted average
  shares outstanding)............    28,910     29,649     28,892    29,476

Effect of dilutive potential
  securities.....................       302        664        303       675
                                     ------     ------     ------    ------
Shares used in the calculation
  of diluted EPS.................    29,212     30,313     29,195    30,151
                                     ======     ======     ======    ======


The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated approximately 1.5 million for the three and six months ended June 30, 2003, respectively. Shares excluded from the calculation of diluted EPS aggregated 80 thousand for the three and six months ended June 30, 2004.

Note 6 - Goodwill and other intangible assets
---------------------------------------------

The changes in the net carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

Balance as of January 1, 2004............         $ 290,562

Adjustments to goodwill resulting from
  business acquisitions finalized........               (22)

Foreign currency translation.............               136
                                                  ---------
Balance as of June 30, 2004..............         $ 290,676
                                                  =========

Other intangible assets consist of the following:

                                         December 31, 2003                   June 30, 2004
                                         -----------------                   --------------
                                            Gross                         Gross
                                          Carrying       Accumulated    Carrying    Accumulated
Amortized intangible assets:               Amount       Amortization     Amount     Amortization
                                          ---------     ------------   ---------    ------------
Customer relationships                    $ 105,712     $ (15,447)     $ 105,712     $ (16,839)
Patents and other intangible assets          33,258       (16,498)        33,404       (18,058)

Unamortized intangible assets:
Trademarks and tradenames                    86,944            --         86,944            --
                                          ---------     ---------      ---------     ---------
                                          $ 225,914     $ (31,945)     $ 226,060     $ (34,897)
                                          =========     =========      =========     =========

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 22 years. Customer relationships are being amortized over 38 years. Patents and other intangible assets are being amortized over a weighted average life of 10 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,347 and $2,952 in the three and six months ended June 30, 2004, respectively, and $1,542 and $2,894 in the three and six months ended June 30, 2003, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2004, including the six month period ended June 30, 2004 and for each of the five succeeding years is as follows:

          2004                    $ 6,039
          2005                      4,983
          2006                      4,580
          2007                      4,580
          2008                      4,226
          2009                      4,112


We performed impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization. These tests and evaluations are performed in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". No impairment losses or adjustments to useful lives have been recognized as a result of these tests. It is our policy to perform our annual impairment tests in the fourth quarter.

Note 7 - Guarantees
-------------------

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the six months ended June 30, 2004 are as follows:

Balance as of January 1, 2004....         $  3,588

Provision for warranties.........            1,919
Claims made......................           (1,924)
                                          --------
Balance as of June 30, 2004......         $  3,583
                                          ========


Note 8 - Pension Plan
---------------------

The following table presents the components of net periodic pension cost for the three and six month periods ended June 30, 2003 and 2004:

                                                      Three months  ended       Six months ended
                                                            June 30,                June 30,
                                                       2003         2004        2003        2004
                                                     -------      -------      -------    --------
Service cost...............................          $ 1,042      $ 1,069      $ 2,084     $ 2,138

Interest cost on projected
  benefit obligation.......................              605          634        1,210       1,268

Expected return on plan assets.............             (432)        (665)        (864)     (1,330)

Net amortization and deferral..............              188          200          376         400
                                                     -------      -------      -------     -------
Net periodic pension cost..................          $ 1,403      $ 1,238      $ 2,806     $ 2,476
                                                     =======      =======      =======     =======


We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2003 that we expected to fund our pension in 2004 by an amount not to exceed $5.7 million. No pension funding was made during the three and six month periods ended June 30, 2004.


Note 9 - Legal Proceedings
--------------------------

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement, we establish sufficient reserves to cover probable losses, if any, associated with such claims. We do not expect that the resolution of any pending claims will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims, the costs associated with claims, especially claims not covered by insurance, will not have a material adverse effect on our future performance.

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

Our operations are subject to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party's activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations.

In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc., for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. Our claims against Johnson & Johnson are currently in the discovery stage. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim. In addition, the costs associated with pursuing this claim may be material.

Note 10 - Other expense (income)
--------------------------------

Other expense (income) consists of the following:

                                                    Three months ended       Six months ended
                                                        June 30,                  June 30,
                                                  2003           2004          2003       2004
                                                 -------        -----        --------     ----
Gain on settlement of a contractual
    dispute, net of legal costs............      $   --         $  --        $ (9,000)      --

Pension settlement costs...................        2,081           --           2,081       --

Acquisition-related costs..................        1,229           --           2,571       --
                                                 -------        -----        --------     ----
Other expense (income).....................      $ 3,310        $  --        $ (4,348)    $ --
                                                 =======        =====        ========     ====


During the quarterly period ended March 31, 2003, we entered into an agreement with Bristol-Myers Squibb Company ("BMS") and Zimmer, Inc., ("Zimmer") to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of this agreement, BMS paid us $9.5 million in cash, which was recorded as a gain on the settlement of a contractual dispute, net of $0.5 million in legal costs.

During the quarterly period ended June 30, 2003, we announced a plan to restructure our orthopedic sales force as part of our integration plan for the March 10, 2003 acquisition of Bionx Implants, Inc. (the "Bionx acquisition"). As part of the orthopedic sales force restructuring, we incurred expenses in the amount of $2.1 million associated with the settlement of losses on pension obligations, pursuant to the Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits".

During the three and six month periods ended June 30, 2003, we incurred approximately $1.2 million and $2.6 million, respectively, in acquisition and transition expenses related primarily to the December 31, 2002 acquisition of CORE Dynamics, Inc. (the "CORE acquisition") and the Bionx acquisition. These amounts consisted of retention bonuses, severance and other expenses to unwind CORE operations in Jacksonville, Florida and Bionx operations in Blue Bell, Pennsylvania and have been recorded in other expense.

Note 11 - Shareholders' equity
------------------------------

During the six month period ending June 30, 2004, we issued 0.6 million additional shares of common stock under our stock option plans and employee stock purchase plans. This issuance of common stock resulted in a $9.8 million increase in Paid-in capital.

Note 12 - Write-off of Purchased In-Process Research and Development Assets
---------------------------------------------------------------------------

As disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2003, we wrote-off $7.9 million of purchased in-process research and development assets during the six month period ended June 30, 2003. These assets were acquired in connection with the Bionx acquisition and are not deductible for income tax purposes.

Note 13 -New Accounting Pronoucements
-------------------------------------

In January 2003, the Financial Accouting Standards Board ("FASB") issused FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 151," which requires variable interest entities ("VIE") to be consolidated if the equity investment at risk is not sufficent to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. In December 2003, the FASB completed deliberations on proposed modifications to FIN 46 and reissued FIN 46 (R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Adoption of this pronouncement has not had any material impact on our financial condition or results of operations during the first half of 2004.

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

o  the introduction and acceptance of new products;

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

Overview:

CONMED Corporation ("CONMED", the "Company", "we" or "us") is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:


                                                  Three months ended        Six months ended
                                                       June 30,                June 30,
                                                    2003      2004          2003      2004
                                                    -----     -----        -----     -----
Arthroscopy................................          35.7%     36.4%        35.6%     37.0%
Powered Surgical Instruments...............          23.9      24.0         25.0      24.5
Patient Care...............................          14.2      14.1         14.4      13.7
Electrosurgery.............................          15.2      15.7         14.7      15.4
Endosurgery................................           9.5       9.6          9.3       8.9
Integrated Operating Room Systems..........           1.5       0.2          1.0       0.5
                                                    -----     -----        -----     -----
  Consolidated Net Sales...................         100.0%    100.0%       100.0%    100.0%
                                                    -----     -----        -----     -----


A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States. We market our products both domestically and internationally directly to customers and through distributors. International sales represent a significant portion of our business. During the six months ended June 30, 2004, sales to purchasers outside of the United States accounted for 36% of total net sales.

Business Environment, Opportunities and Challenges

The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends which are driving the growth for our surgical and patient care products.

We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines and realize economies of scale. In 2003 we made important progress in broadening our Arthroscopy product line with the acquisition of Bionx Implants, Inc.. In January 2004, we announced an agreement with Dolphin Medical, Inc., a subsidiary of OSI Systems, Inc., under which we became the exclusive North American distributor for a full line of Dolphin pulse oximetry products. These products are included in our Patient Care product line. In March 2004, we announced a strategic co-marketing relationship with eTrauma(R) Corporation, a developer and manufacturer of picture archiving, digital communication systems and electronic medical records software. Through this partnership our integrated operating room product offerings will include eTrauma's digital communications product.

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In March 2004, we unveiled fourteen new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include an IM3300 progressive scan, enhanced definition, autoclavable camera; a PowerPro(R) pneumatic powered instrument system; shoulder suture and suture anchors; Arthroscopic shaver blades; a knee femoral screw; SmartNail(R) 2.4m bioresorbable nail; and the 10k{trademark} pump fluid management system.

Our current research initiatives include the development of reflectance technology products. This technology permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques ("Pro2(R)"). We have recently received clearance to market this product by the United States Food and Drug Administration ("FDA") and anticipate a fourth quarter 2004 product launch in Europe and 2005 introduction in the United States.

Additionally, in 2003 we acquired technology for a product referred to as Endotracheal Cardiac Output Monitor ("ECOM"). Our ECOM product offering is expected to replace catheter monitoring of cardiac output with a specially designed endotracheal tube which utilizes proprietary bio-impedance technology. A large portion of the marketing development of this product, as well as future product enhancements, will be conducted in our newly created research subsidiary in Israel. In June 2004, CONMED and our Israeli subsidiary were awarded a $1 million grant from the BIRD Foundation to assist in product development. We have recently received clearance to market this product from the FDA and anticipate a 2005 product launch.

Certain of our products, particularly our line of surgical suction instruments, tubing and ECG electrodes, are more commodity in nature, with limited opportunity for product differentiation. These products compete in mature, price sensitive markets. As a result, while sales volumes have continued to increase we have experienced and expect that we will continue to experience pricing and margin pressures in these product lines. We believe that we may continue to profitably compete in these product lines by maintaining and improving our low cost manufacturing structure. In addition, we expect to continue to use cash generated from these low margin, low investment products to invest in, improve and expand higher margin product lines.

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2003 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED. There have been no significant changes in our critical accounting estimates during the second quarter of 2004.

Revenue Recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

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

       o Product returns are only accepted at the discretion of the Company and in accordance with our "Returned Goods Policy". Product returns have not been significant historically. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

       o The Company's terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment based upon an analysis of historical data.

       o Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in selling and administrative expense.

       o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

       o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.7 million at June 30, 2004 is adequate to provide for any probable losses from accounts receivable.

Inventory Reserves

We maintain reserves for excess and obsolete inventory resulting from the inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an on-going basis. Such marketplace changes may result in our products becoming obsolete. We make estimates regarding the future recoverability of the costs of our products and record a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required.

Business Acquisitions

We have a history of growth through acquisitions, including the Bionx acquisition in 2003. The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values as of the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $290.7 million and other intangible assets of $191.2 million at June 30, 2004.

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

The value of the Bionx in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales. The estimated net cash flows were discounted using a discount rate of 22%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry and adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man- hours and complexity of the work completed versus to be completed and other risks associated with achieving technological feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $5.5 million and the remaining costs to complete these projects were approximately $3.3 million as of the acquisition date.

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

Pension Plan

We sponsor a defined benefit pension plan covering substantially all our employees. Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plans' measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

As a result of lower market interest rates, we have lowered the discount rate used in determining pension expense from 6.75% in 2003 to 6.25% in 2004. This change in assumption resulted in higher pension expense higher pension expense during 2004.

We have used an expected rate of return on pension plan assets of 8.0% for purposes of determining the net periodic pension benefit cost. In determining the expected return on pension plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, we consult with financial and investment management professionals in developing appropriate targeted rates of return. As a result of funding the maximum deductible pension contributions in 2003, pension plan assets have
increased   substantially, which resulted in higher expected returns and decreased pension expense in 2004.

Based on these and other factors, 2004 pension expense is estimated at approximately $5.0 million. Actual expense may vary significantly from this estimate. During the six months ended June 30, 2004 and 2003 we recorded $2.5 million and $2.8 million in pension expense, respectively.

Income Taxes

The recorded future tax benefit arising   from net deductible temporary
differences and tax carryforwards is approximately $15.5 million at June 30, 2004. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                                  Three months ended       Six months ended
                                                       June 30,                June 30,
                                                  -------------------      -----------------
                                                    2003         2004        2003       2004
                                                   -----        -----       -----      -----
Net sales..................................        100.0%       100.0%      100.0%     100.0%
Cost of sales..............................         47.7         47.5        47.7       47.5
                                                   -----        -----       -----      -----
   Gross profit............................         52.3         52.5        52.3       52.5
Selling and administrative expense.........         31.6         32.4        31.5       32.6
Research and development expense...........          3.5          3.7         3.4        3.6
Write-off of purchased IPRD................           --           --         3.3         --
Other expense (income), net................          2.7           --        (1.8)        --
                                                   -----        -----       -----      -----
  Income from operations...................         14.5         16.4        15.9       16.3
Loss on early extinguishment of debt.......          6.3           --         3.3         --
Interest expense...........................          4.7          2.0         4.7        2.2
                                                   -----        -----       -----      -----
   Income before income taxes..............          3.5         14.4         7.9       14.1
Provision for income taxes.................          1.3          5.0         4.0        4.9
                                                   -----        -----       -----      -----
   Net income..............................          2.2%         9.4%        3.9%       9.2%
                                                   =====        =====       =====      =====



Three months ended June 30, 2004 compared to three months ended June 30, 2003

Sales for the quarterly period ended June 30, 2004 were $130.9 million, an increase of $6.4 million (5.1%) compared to sales of $124.5 million in the comparable 2003 period. Favorable foreign currency exchange rates accounted for $1.6 million of the above increase.

Arthroscopy sales increased $3.3 million (7.4%) in the quarterly period ended June 30, 2004 to $47.7 million from $44.4 million in the comparable 2003 period, principally as a result of increased sales of our procedure specific, shoulder repair and video imaging products.

Powered surgical instrument sales increased $1.7 million (5.7%) in the quarterly period ended June 30, 2004 to $31.4 million from $29.7 million in the comparable 2003 period, principally as a result of increased sales of our PowerPro(R) line of instrument products. This increase was partially offset by decreased sales of our small bone products.

Patient care sales increased $0.7 million (4.0%) in the quarterly period ended June 30, 2004 to $18.4 million from $17.7 million in the comparable 2003 period, principally as a result of increased sales of our surgical suction, vital signs and intravenous products.

Electrosurgery sales increased $1.7 million (9.0%) in the quarterly period ended June 30, 2004 to $20.6 million from $18.9 million in the comparable 2003 period, principally as a result of increased sales of our new System 5000(R) electrosurgical generator.

Endosurgery sales increased $0.6 million (5.0%) in the quarterly period ended June 30, 2004 to $12.5 million from $11.9 million in the comparable 2003 period. This increase is principally due to increased sales of our various laparoscopic instrument products and systems.

Integrated operating room system sales decreased $1.6 million in the quarterly period ended June 30, 2004 to $0.3 million from $1.9 million in the comparable 2003 period. This decrease is principally due to reduced operating room system installations which are reliant upon the construction logistics of our hospital customers.

Cost of sales increased to $62.2 million in the second quarter of 2004 as compared to $59.4 million in the same period a year ago on increased sales volumes in each of our principal product lines as mentioned above. During the three months ended June 30, 2003 we incurred $0.3 million in acquisition related charges as a result of the step-up to fair value recorded related to the sale of inventory acquired in the Bionx and CORE acquisitions. Gross margin percentage increased to 52.5% in 2004 as compared to 52.3% in 2003.

Selling and administrative expense increased to $42.4 million in the second quarter of 2004 as compared to $39.4 million in the comparable 2003 period. This increase is primarily attributable to the transition to a larger, independent sales agent based sales force in our arthroscopy and powered surgical instrument product lines and increased legal expenses associated with the litigation against Johnson & Johnson, as discussed in Note 9. As a percentage of sales, selling and administrative expense was 32.4% in the second quarter of 2004 compared to 31.6% in the second quarter of 2003.

Research and development expense totaled $4.8 million in the second quarter of 2004 as compared to $4.4 million in the second quarter of 2003. This increase is principally as a result of research efforts focused on the development of our Pro2(R) reflectance pulse oximetry and Endotracheal Cardiac Output monitoring (ECOM)devices. As a percentage of sales, research and development expense increased to 3.7% in the current quarter compared to 3.5% in the comparable 2003 period.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the three month period ended June 30, 2003 consisted primarily of $2.1 million in pension settlement costs associated with the restructuring of our orthopedic sales force and $1.2 million in acquisition related costs. There was no comparable amount recorded in the second quarter of 2004.

During the three months ended June 30, 2003 we repurchased $127.4 million of
our  9%  senior subordinated notes   and   recorded   a loss on the early
extinguishment of debt in the amount of $7.9 million. This amount represents premium and unamortized deferred financing costs related to the purchase.

Interest expense in the second quarter of 2004 was $2.6 million compared to $5.9 million in the second quarter of 2003. The decrease in interest expense is primarily as a result of lower total outstanding borrowings during the current quarter as compared to the same period a year ago and lower average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility). This decrease in interest expense is
also a consequence of the redemption of  $127.4  million in  9%   senior
subordinated notes in June 2003. Our total outstanding borrowings have decreased to $240.4 million at June 30, 2004 as compared to $289.5 million at June 30, 2003. The weighted average interest rates on our borrowings has decreased to 3.59% for the three months ended June 30, 2004 as compared to 7.26% for the three months ended June 30, 2003.

A provision for income taxes has been recorded at an effective tax rate of 35% for the second quarter 2004 and 36% for the second quarter of 2003. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2003, Note 7 to the Consolidated Financial Statements.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Sales for the six months ended June 30, 2004 were $264.9 million, an increase of $22.3 million (9.2%) compared to sales of $242.6 million in the comparable 2003 period. The Bionx acquisition accounted for $2.4 million of the above increase and favorable foreign currency exchange rates accounted for $5.6 million.

Arthroscopy sales increased $11.9 million (13.8%) in the first half of 2004 to $98.0 million from $86.1 million in the comparable 2003 period, principally as a result of increased sales of our procedure specific, knee reconstruction, soft tissue fixation and video imaging products.

Powered surgical instrument sales increased $4.2 million (6.9%) in the first half of 2004 to $64.9 million from $60.7 million in the comparable 2003 period, principally as a result of increased sales of our PowerPro(R) line of instrument products. This increase was partially offset by decreased sales of our small bone products.

Patient care sales increased $1.4 million (4.0%) in the first half of 2004 to $36.4 million from $35.0 million in the comparable 2003 period, principally as a result of increased sales of our surgical suction products.

Electrosurgery sales increased $5.1 million (14.3%) in the first half of 2004 to $40.8 million from $35.7 million in the comparable 2003 period, principally as a result of increased sales of our new System 5000(R) electrosurgical generator.

Endosurgery sales increased $0.9 million (4.0%) in the first half of 2004 to $23.5 million from $22.6 million in the comparable 2003 period. This increase is principally due to increased sales of our various laparoscopic instrument products and systems.

Integrated operating room system sales decreased $1.1 million in the first half of 2004 to $1.3 million from $2.4 million in the comparable 2003 period. This decrease is principally due to reduced operating room system installations which are reliant upon the construction logistics of our hospital customers.

Cost of sales increased to $125.8 million in the first half of 2004 as compared to $115.8 million in the same period a year ago on increased sales volumes in each of our principal product lines as mentioned above. During the first half of 2003 we incurred $0.7 million in acquisition related charges as a result of the step-up to fair value recorded related to the sale of inventory acquired in the Bionx and CORE acquisitions. Gross margin percentage increased to 52.5% in 2004 as compared to 52.3% in 2003.

Selling and administrative expense increased to $86.2 million in the first half of 2004 as compared to $76.5 million in the comparable 2003 period. This increase is primarily attributable to the transition to a larger, independent sales agent based sales force in our arthroscopy and powered surgical instrument product lines and increased sales volumes in each of our principal product lines. As a percentage of sales, selling and administrative expense was 32.6% in the first half of 2004 as compared to 31.5% in the first half of 2003.

Research and development expense totaled $9.6 million in the first half of 2004 as compared to $8.1 million in the comparable 2003 period. Of this increase, $0.5 million relates to ongoing research and development related to the Bionx acquisition while $0.8 million is attributable to Pro2(R) and ECOM product development. As a percentage of sales, research and development expense increased to 3.6% in 2004 as compared to 3.4% in 2003.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other income in the six month period ended June 30, 2003 consisted primarily of a $9.0 million net gain on the settlement of a contractual dispute, $2.1 million in pension settlement costs associated with the restructuring of our orthopedic sales force and $2.6 million in acquisition related costs. There was no comparable amount recorded in the first half of 2004.

During the six months ended June 30, 2003 we repurchased $130.0 million of our 9% senior subordinated notes and recorded a loss on the early extinguishment of debt in the amount of $8.1 million. This amount represents premium and unamortized deferred financing costs related to the purchase.

Interest expense in the first half of 2004 was $5.9 million compared to $11.4 million in the first half of 2003. The decrease in interest expense is primarily as a result of lower total outstanding borrowings during the current period as compared to the same period a year ago and lower average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility). This decrease in interest expense is also a consequence of the redemption of $130.0 million in 9% senior subordinated notes during the first half of 2003. The weighted average interest rates on our borrowings has decreased to 3.98% for the six months ended June 30, 2004 as compared to 7.42% for the six months ended June 30, 2003.

A provision for income taxes has been recorded at an effective tax rate of 35% for the first half of 2004 and 51% for the first half of 2003. The effective tax rate of 51% for the first half of 2003 is significantly higher than the 35% which we have experienced historically as a result of the non-deductibility for income tax purposes of the $7.9 million in-process research and development write-off recorded in conjunction with the Bionx acquisition. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2003, Note 7 to the Consolidated Financial Statements.


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

Operating cash flows

Our net working capital position was $166.5 million at June 30, 2004. Net cash provided by operating activities was $45.6 million in the six months ended June 30, 2004 and $18.6 million in the six months ended June 30, 2003.

Net cash provided by operating activities in the six month period ended June 30, 2004 was favorably impacted by the following: depreciation, amortization,
deferred income taxes;  decreases   in inventory and accounts receivable;
increased sales of accounts receivable; and increases in accounts payable and accrued interest, primarily related to the timing of the payment of these liabilities.

Net cash provided by operating activities in the six month period ended June 30, 2004 was negatively impacted by the following: decreases in income taxes payable and decreases in accrued compensation and benefits.

During the three month period ended June 30, 2004 we experienced strong operating cash flow, increasing our cash balance by approximately $21 million. We are currently in discussions regarding a potential acquisition, if completed, would utilize existing cash balances and a portion of our available line of credit to finance the purchase.

Investing cash flows

Capital expenditures were $4.3 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. These capital expenditures represent the ongoing capital investment requirements of our business.

Investing cash flows in 2003 also included $51.5 million in payments related to business acquisitions, net of cash acquired, principally related to the Bionx acquisition.

Financing cash flows

Financing activities in the first half of 2004 consisted primarily of the repayment of $24.2 million in borrowings.

Our senior credit agreement consists of a $100 million revolving credit facility and a $260 million term loan. There were no borrowings outstanding on the revolving credit facility as of June 30, 2004. As of June 30, 2004, the total amount outstanding on the term loan was $222.9 million. The term loan is scheduled to be repaid over a period of approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. Interest rates on the term facility are at the London Interbank Offered Rate ("LIBOR") plus 2.25% (3.62% at June 30, 2004). Interest rates on the revolving credit facility are at LIBOR plus 2.50%
(3.87%  at June 30, 2004).

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

The 2001 debt outstanding in connection with the purchase of property in Largo, Florida utilized by our Linvatec subsidiary consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $9.0 million and $7.8 million, respectively, at June 30, 2004. These loans are secured by our Largo, Florida property.

Management believes that cash generated from operations, including accounts receivable sales, current cash resources and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated
operating working capital requirements, debt service   and the funding of
capital expenditures in the foreseeable future.

Off-Balance Sheet Arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a commercial paper conduit. The accounts receivable sales agreement was amended and restated with substantially the same terms and conditions on October 23, 2003 but replaced the commercial paper conduit with a bank. The commercial paper conduit or the bank's (the "purchaser") share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser's share of collections may be less than the amount of the purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables
which have been sold, CONMED Corporation   and   its   subsidiaries retain
collection and administrative responsibilities as agent for the purchaser. As of June 30, 2004, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $46 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser's financing costs to purchase the accounts receivable were $0.4 million in the six month period ended June 30, 2004 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the "purchaser commitment"), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment expires on October 21, 2004. We currently expect the purchaser to extend its commitment for an additional year. In the event we are unable to renew our purchaser commitment, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). There were no capital lease obligations as of June 30, 2004:

                                                   Payments Due By Period
                                                   ----------------------
                                          Less   than         1-3        3-5        More than
                               Total         1 Year          Years       Years       5 Years
                             ---------       --------      --------    ---------    ---------
Long-term debt.........      $ 240,387       $  3,988      $  8,483    $  96,261    $ 131,655
Purchase obligations            49,180         48,588           569           23            -
Operating lease
  obligations..........         10,769          1,971         3,527        3,907        1,364
                             ---------       --------      --------    ---------    ---------
Total contractual
  obligations..........      $ 300,336       $ 54,547      $ 12,579    $ 100,191    $ 133,019
                             =========       ========      ========    =========    =========


Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (the "Certifying Officers") as of June 30, 2004. Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining
                                    21
to the Company's business in its periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


Item 1. Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year-ended December 31, 2003 and to Note 9 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of CONMED Corporation was held on May 18, 2004 (the "Annual Meeting"). Holders of Common Stock were entitled to elect eight directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 26,551,395 of the 29,725,841 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the eight persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders following the end of the Company's fiscal year ending December 31, 2004 and the number of votes cast for, against or withheld with respect to each person.

Election of Directors

Director                                   Votes Received        Votes Withheld
--------                                   --------------        --------------
Eugene R. Corasanti                           25,688,308               863,087
Joseph J. Corasanti                           25,722,935               828,460
Bruce F. Daniels                              25,618,168               933,227
Jo Ann Golden                                 26,218,912               332,483
Steve Mandia                                  26,217,966               333,429
William D. Matthews                           26,214,292               337,103
Robert E. Remmell                             25,421,019             1,130,376
Stuart J. Schwartz                            26,355,709               195,686


                                                                             Broker
Management Proposals                      For       Against      Abstain    Non-votes
                                          ---       -------      -------    ---------
Approval of PricewaterhouseCoopers
LLP as independent auditors for the
Company for the fiscal year ending
December 31, 2004;                    24,844,031    1,655,632      51,732          --

Approval of Amendment to 1999
Long-Term Incentive Plan              17,910,420    3,072,418     271,859    5,296,698



Item 5.  Other Information

On June 15, 2004, Robert E. Remmell, who was then a Director of the CONMED Corporation Board of Directors died. The Nominating Committee of the Board of Directors has no intention at this time to propose, appoint or nominate any person to the Board of Directors to replace Mr. Remmell.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     Exhibit No.      Description of Exhibit
     -----------      ----------------------
        31.1          Certification of Eugene R. Corasanti pursuant to Rule
                      13a-14(a)  or Rule 15d-14(a), of the Securities Exchange
                      Act, as adopted pursuant to Section 302 of the Sarbanes-
                      Oxley Act of 2002.


        31.2          Certification of Robert D. Shallish, Jr. pursuant to Rule
                      13a-14(a) or Rule  15d-14(a), of the Securities Exchange
                      Act, as adopted pursuant to Section  302 of the Sarbanes-
                      Oxley Act of 2002.

        32.1          Certification of Eugene R. Corasanti and Robert D.
                      Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




Reports on Form 8-K


On July 23, 2004, the Company filed a Report on Form  8-K furnishing as
Exhibit 99.1 under Item 12, a July 22, 2004 press release announcing financial results for the three and six month periods ended June 30, 2004.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CONMED CORPORATION
                                              (Registrant)




Date:  August 9, 2004




                                      /s/ Robert D. Shallish, Jr.
                                      ----------------------------------
                                      Robert D. Shallish, Jr.
                                      Vice President - Finance
                                      (Principal Financial Officer)