Form 10-Q
period 2004-09-30
CONMED CORP
filed 2004-11-09
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
September 30, 2004
CONMED CORPORATION (Exact name of the registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

(315) 797-8375
(Registrant’s telephone number, including area code)

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

        The number of shares outstanding of registrant’s common stock, as of November 3, 2004 is 29,841,128 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I FINANCIAL INFORMATION
Item 1.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2004	2003	2004
Net sales	$120,747	$132,289	$363,321	$397,165

Cost of sales	57,516	64,802	173,303	190,605

Gross profit	63,231	67,487	190,018	206,560

Selling and administrative expense	38,596	42,719	115,094	128,921

Research and development expense	4,487	4,706	12,568	14,281

Write-off of purchased in-process
research and development assets	—	13,700	7,900	13,700

Other expense (income), net	1,153	867	(3,195)	867

	44,236	61,992	132,367	157,769

Income from operations	18,995	5,495	57,651	48,791

Loss on early extinguishment of debt	—	—	8,078	—

Interest expense	3,829	3,189	15,228	9,053

Income before income taxes	15,166	2,306	34,345	39,738

Provision for income taxes	5,460	607	15,208	13,708

Net income	$9,706	$1,699	$19,137	$26,030

Per share data:

Net Income
Basic	$.34	$.06	$.66	$.88
Diluted	.33	.06	.66	.86

Weighted average common shares
Basic	28,941	29,816	28,909	29,618
Diluted	29,391	30,347	29,190	30,241

See notes to consolidated condensed financial statements.

1

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,986	$10,223
Accounts receivable, net	60,449	63,433
Inventories	120,945	130,743
Deferred income taxes	10,188	10,705
Prepaid expenses and other current assets	3,538	3,316

Total current assets	201,106	218,420

Property, plant and equipment, net	97,383	99,634
Goodwill	290,562	331,918
Other intangible assets, net	193,969	194,816
Other assets	22,038	20,687

Total assets	$805,058	$865,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,143	$3,988
Accounts payable	18,320	21,330
Accrued compensation and benefits	10,685	8,492
Income taxes payable	10,877	6,221
Accrued interest	279	449
Other current liabilities	10,551	9,855

Total current liabilities	54,855	50,335

Long-term debt	260,448	285,995
Deferred income taxes	46,143	50,162
Other long-term liabilities	10,122	9,154

Total liabilities	371,568	395,646

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $.01 per share;
100,000,000 shares authorized; 29,140,644 and
29,874,550 shares issued and outstanding in
2003 and 2004, respectively	291	299
Paid-in capital	237,076	248,155
Retained earnings	194,473	220,503
Accumulated other comprehensive income	2,069	1,291
Less 37,500 shares of common stock in treasury,
at cost	(419)	(419)

Total shareholders’ equity	433,490	469,829

Total liabilities and shareholders’ equity	$805,058	$865,475

See notes to consolidated condensed financial statements.

2

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,

	2003	2004
Cash flows from operating activities:
Net income	$19,137	$26,030

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	7,717	8,003
Amortization	10,516	11,826
Deferred income taxes	8,302	8,984
Pension settlement charge	2,839	—
Write-off of deferred financing costs	2,181	—
Write-off of purchased in-process research and
development assets	7,900	13,700
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(2,162)	(178)
Sale of accounts receivable	2,000	(3,000)
Inventories	(8,588)	432
Accounts payable	(3,129)	2,976
Income taxes payable	2,642	(5,941)
Accrued compensation and benefits	(2,879)	(1,656)
Accrued interest	(2,190)	170
Other assets/liabilities, net	(5,625)	(3,405)

	19,524	31,911

Net cash provided by operating activities	38,661	57,941

Cash flows from investing activities:
Payments related to business acquisitions,
net of cash acquired	(52,307)	(80,000)
Purchases of property, plant, and equipment, net	(6,291)	(7,529)

Net cash used in investing activities	(58,598)	(87,529)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	1,255	9,818
Payments on debt	(136,437)	(24,608)
Proceeds of debt	160,000	50,000
Payments related to issuance of debt	(1,300)	(612)

Net cash provided by financing activities	23,518	34,598

Effect of exchange rate changes
on cash and cash equivalents	1,915	(773)

Net increase in cash and cash equivalents	5,496	4,237

Cash and cash equivalents at beginning of period	5,626	5,986

Cash and cash equivalents at end of period	$11,122	$10,223

See notes to consolidated condensed financial statements.

3

CONMED CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 – Operations and Significant Accounting Policies

Organization and Operations

The accompanying consolidated condensed financial statements include the accounts of CONMED Corporation and its controlled subsidiaries (“CONMED”, the “Company”, “we” or “us”). All intercompany accounts and transactions have been eliminated. CONMED is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, otolaryngologic (“ENT”), neuro-surgery and other surgical specialties. We are a leading developer, manufacturer and supplier of radio frequency (“RF”) electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endosurgery products such as trocars, clip appliers, scissors and surgical staplers, and a full line of electrocardiogram (“ECG”) electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians’ offices and hospitals.

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

Stock-based Compensation

We account for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings as if the fair value provisions of SFAS 123 had been applied to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income – as reported	$9,706	$1,699	$19,137	$26,030

Pro forma stock-based employee
compensation expense, net of
related income tax effect	(586)	(1,137)	(1,689)	(3,154)

Net income – pro forma	$9,120	$562	$17,448	$22,876

Earnings per share – as reported:

Basic	$.34	$.06	$.66	$.88
Diluted	.33	.06	.66	.86

Earnings per share – pro forma:

Basic	$.32	$.02	$.60	$.77
Diluted	.31	.02	.60	.76

Note 2 — Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2003 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income (loss) consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Net income	$9,706	$1,699	$19,137	$26,030

Other comprehensive income:
Foreign currency translation adjustment	208	1,081	2,396	(632)
Cash flow hedging (net of income taxes)	191	—	846	(146)

Comprehensive income	$10,105	$2,780	$22,379	$25,252

Accumulated other comprehensive income (loss) consists of the following:

	Cumulative Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2003	$1,923	$146	$2,069
Foreign currency translation adjustment	(632)	—	(632)
Cash flow hedging (net of income taxes)	—	(146)	(146)

Balance, September 30, 2004	$1,291	$—	$1,291

Note 4 – Inventories

Inventories consist of the following:

	December 31, 2003	September 30, 2004
Raw materials	$35,352	$39,875

Work-in-process	14,583	15,529

Finished goods	71,010	75,339

Total	$120,945	$130,743

Note 5 – Earnings per share

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income	$9,706	$1,699	$19,137	$26,030

Basic - weighted average shares outstanding	28,941	29,816	28,909	29,618

Effect of dilutive potential securities	450	531	281	623

Diluted - weighted average shares outstanding	29,391	30,347	29,190	30,241

Basic EPS	$.34	$.06	$.66	$.88

Diluted EPS	$.33	$.06	$.66	$.86

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated approximately 0.8 million and 0.1 million in the three and nine month periods ended September 30, 2004, respectively, and 0.9 million and 1.5 million in the three and nine month periods ended September 30, 2003, respectively.

Note 6 – Goodwill and other intangible assets

Changes in the net carrying amount of goodwill for the nine month period ended September 30, 2004 is as follows:

Balance as of January 1, 2004	$290,562

Goodwill acquired	41,007
Adjustments to goodwill resulting from business acquisitions finalized	116

Foreign currency translation	233

Balance as of September 30, 2004	$331,918

The goodwill of $38.0 million acquired during the nine month period ended September 30, 2004 was as a result of the Bard Endoscopic Technologies acquisition (See Note 13).

Other intangible assets consist of the following:

	December 31, 2003		September 30, 2004

Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$105,712	$(15,447)	$105,712	$(17,534)

Patents and other intangible assets	33,258	(16,498)	38,677	(18,983)

Unamortized intangible assets:
Trademarks and tradenames	86,944	—	86,944	—

	$225,914	$(31,945)	$231,333	$(36,517)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. As more fully described in Note 13, we are awaiting a third-party valuation to finalize the purchase price allocation and related amortization periods of certain identifiable intangible assets acquired as a result of the Bard Endoscopic Technologies acquisition. The weighted average amortization period for intangible assets which are amortized is 22 years. Customer relationships are being amortized over 38 years. Patents and other intangible assets are being amortized over a weighted average life of 9 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,620 and $4,572 in the three and nine month periods ended September 30, 2004, respectively, and $1,271 and $4,165 in the three and nine month periods ended September 30, 2003, respectively. These amounts have been included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2004, including the nine month period ended September 30, 2004 and for each of the five succeeding years is as follows:

2004	$6,173
2005	5,119
2006	4,716
2007	4,654
2008	4,136
2009	4,133

We perform annual impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization. These tests and evaluations are performed in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” It is our policy to perform annual impairment tests in the fourth quarter.

Note 7 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, 2004 are as follows:

Balance as of January 1, 2004	$3,588

Provision for warranties	3,022
Claims made	(3,092)

Balance as of September 30, 2004	$3,518

Note 8 – Pension Plan

The following table presents the components of net periodic pension cost for the three and nine month periods ended September 30, 2003 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Service cost	$1,042	$205	$3,126	$2,343

Interest cost on projected benefit obligation	605	122	1,815	1,390

Expected return on plan assets	(432)	(128)	(1,296)	(1,458)

Net amortization and deferral	188	39	564	439

Net periodic pension cost	$1,403	$238	$4,209	$2,714

No pension funding has been made during the three and nine month periods ended September 30, 2004. There is no minimum required pension contribution for 2004 and the Company does not expect to make a discretionary contribution in 2004.

Note 9 – Legal Proceedings

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

Our operations are subject to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations.

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

Note 10 – Other expense (income)

Other expense (income) consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Gain on settlement of a contractual dispute, net of legal costs	$—	$—	$(9,000)	—

Pension settlement costs	758	—	2,839	—

Acquisition-related costs	395	867	2,966	867

Other expense (income)	$1,153	$867	$(3,195)	$867

During the quarterly period ended March 31, 2003, we entered into an agreement with Bristol-Myers Squibb Company (“BMS”) and Zimmer, Inc., (“Zimmer”) to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of this agreement, BMS paid us $9.5 million in cash, which was recorded as a gain on the settlement of a contractual dispute, net of $0.5 million in legal costs.

During the quarterly period ended June 30, 2003, we announced a plan to restructure our orthopedic sales force as part of our integration plan for the March 10, 2003 acquisition of Bionx Implants, Inc. (the “Bionx acquisition”). As a result of this orthopedic sales force restructuring, we incurred expenses in the amount of $0.8 million and $2.8 million, during the three and nine month periods ended September 30, 2003, respectively, associated with the settlement of losses on pension obligations, pursuant to Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits”.

During the three and nine month periods ended September 30, 2003, we incurred approximately $0.4 million and $3.0 million, respectively, in acquisition and transition expenses related primarily to the December 31, 2002 acquisition of CORE Dynamics, Inc. (the “CORE acquisition”) and the Bionx acquisition. These amounts consisted primarily of retention bonuses, severance and other expenses to unwind CORE operations in Jacksonville, Florida and Bionx operations in Blue Bell, Pennsylvania.

Included in other expense for the three and nine month periods ended September 30, 2004 are $0.9 million of costs related primarily to the Bard Endoscopic Technologies acquisition (See Note 13).

Note 11 – Shareholders’ equity

During the nine month period ending September 30, 2004, we issued 0.7 million additional shares of common stock under our stock option plans and employee stock purchase plans. This issuance of common stock resulted in an $11.1 million increase in Paid-in capital.

Note 12 – Write-off of Purchased In-Process Research and Development Assets

As disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2003, we wrote-off $7.9 million of purchased in-process research and development assets (“IPRD”) during the nine month period ended September 30, 2003. These assets were acquired in connection with the Bionx acquisition and are not deductible for income tax purposes.

As more fully described in Note 13, during the three and nine month periods ended September 30, 2004 we wrote-off $13.7 million of tax-deductible purchased in-process research and development assets acquired in connection with the Bard Endoscopic Technologies acquisition.

Note 13 – Business acquisition

On September 30, 2004 we acquired the business operations  of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Seller”)(the “Bard Endoscopic Technologies acquisition”) for aggregate consideration of $80 million (subject to adjustment), consisting of $30 million in cash with $50 million in additional funds drawn under our revolving credit facility (See – “Liquidity and Capital Resources”). The acquired business included various tangible and intangible assets associated with a comprehensive line of single-use medical devices employed by gastro-intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques. The acquired business operations had 2003 revenues approximating $54 million and is the third largest domestic supplier of these products to the market.

Manufacturing of the products is currently being conducted in various C.R. Bard facilities under a transition agreement. It is anticipated that future manufacturing will be shifted to our facilities over a six to nine month period.

The following unaudited pro forma information for the three and nine month periods ended September 30, 2003 and 2004 presents our results of operations as if the Bard acquisition had occurred at the beginning of the respective periods. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Bard Endoscopic Technologies acquisition occurred on the date indicated, or which may result in the future.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net sales	$134,305	$147,309	$402,903	$443,343
Net income	8,989	2,130	17,057	26,074
Net income per share
Basic	$.31	$.07	$.59	$.88
Diluted	.31	.07	.58	.86

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are presently in the process of obtaining a third-party valuation of certain of the intangible assets aquired from Bard Endoscopic Technologies; thus the allocation of purchase price among goodwill, purchased in-process research and development, intangible assets not subject to amortization and intangible assets subject to amortization as well as determination of their related amortization periods, have not yet been finalized and are therefore subject to adjustment in future periods. Additionally, the cost of the Bard Endoscopic Technologies acquisition may require adjustment based upon information which is not currently available, principally related to the finalization of certain employee severance costs and the valuation of inventory. Goodwill and identifiable intangible assets associated with the Bard Endoscopic Technologies acquisition are deductible for income tax purposes.

Inventory and other current assets	$15,350
Property, plant and equipment	2,827
Identifiable intangible assets	4,903
In-process research and development	13,700
Deferred income taxes	4,795
Goodwill	41,007

Total assets acquired	82,582

Current liabilities assumed	(2,582)

Net assets acquired	$80,000

Based on a preliminary third-party valuation, $13.7 million of the purchase price represents the estimated fair value of development-stage projects which, as of the acquisition date had not reached technological feasibility and had no alternative future use. Accordingly, this amount of purchased in-process research and development assets was written-off in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. The $13.7 million write-off of purchased in-process research and development assets during the three month period ended September 30, 2004 is deductible for income tax purposes.

Approximately 62% of the aggregate purchased in-process research and development value relates to next generation gastro-intestinal products, which are expected to be released between the fourth quarter of 2005 and second quarter of 2006. The remaining two acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new technology for gastro-intestinal applications.

The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales. The estimated net cash flows were discounted using a discount rate of 17%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry and adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man-hours and complexity of the work completed versus to be completed and other risks associated with achieving technological feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $8.5 million and the remaining costs to complete these projects were approximately $5.0 million as of the acquisition date.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technologies and products based on the data from clinical trials and obtaining the necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

The $4.9 million of acquired identifiable intangible assets consists primarily of trademarks and patents. We are awaiting a third-party valuation to finalize the fair value indications associated with the purchase price allocation of identifiable intangible assets, as well as their related amortization periods.

Note 14 – New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 151,” which requires variable interest entities (“VIE”) to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. In December 2003, the FASB completed deliberations on proposed modifications to FIN 46 and reissued FIN 46(R) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Adoption of this pronouncement has not had any material impact on our financial condition or results of operations during the nine month period ended September 30, 2004.

Note 15 – Subsequent event

On November 4, 2004, we announced an intended offering, in a private placement, $125 million in aggregate principal amount of 2.50% convertible senior subordinated notes due 2024. In addition, we have granted the initial purchasers a 13-day option to purchase up to an additional $25 million of 2.50% convertible senior subordinated notes.

The convertible notes will be subordinated unsecured obligations of the Company and will be convertible under certain circumstances into a combination of cash and common stock of the Company. In general, upon conversion, the holder of each note would receive the conversion value of the note payable in cash up to the principal amount of the note and common stock of the Company for the note’s conversion value in excess of such principal amount.

The convertible notes will mature on November 15, 2024 and will not be redeemable by the Company prior to November 15, 2011. Holders of the convertible notes will be able to require that we repurchase some or all of the convertible notes on November 15, 2011, 2014 and 2019.

We intend to use approximately $90 million of the net proceeds from the offering to repay borrowings under our senior credit agreement and approximately $30 million of the remaining net proceeds to repurchase our common stock in privately negotiated transactions. Remaining proceeds not used to repay debt or repurchase shares will be used for working capital and general corporate purposes.

We have determined that the notes contain several embedded derivatives; however, we believe that the derivatives have a nominal value, if any, and as such would not have a material impact on our future earnings or financial position.

The convertible notes are being offered and sold only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The convertible notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States, absent registration or an applicable exemption from such registration requirements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In this Report on Form 10-Q, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future. These statements may be made directly in this document or may be “incorporated by reference” from other documents. Such statements may be identified by the use of words such as “anticipates”, “expects”, “estimates”, “projects”, “intends” and “believes” and variations thereof and other terms of similar meaning.

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2003 and the following, among others:

•	general economic and business conditions;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	the introduction and acceptance of new products;

•	changes in business strategy;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;

•	changes in foreign exchange and interest rates;

•	changes in regulatory requirements; and

•	the availability, terms and deployment of capital.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2003 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with five principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended		Nine months ended

	September 30,		September 30,

	2003	2004	2003	2004
Arthroscopy	35.3%	38.5%	36.2%	37.8%
Powered Surgical Instruments	24.3	22.8	24.8	23.9
Patient Care	14.2	14.1	14.3	13.9
Electrosurgery	17.1	16.0	15.5	15.6
Endosurgery	9.1	8.6	9.2	8.8

Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 73% of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States. We market our products both domestically and internationally directly to customers and through distributors. International sales represent a significant portion of our business. During the nine month period ended September 30, 2004, sales to purchasers outside of the United States accounted for 35% of total net sales.

Business Environment, Opportunities and Challenges

The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends which are driving the growth for our surgical and patient care products.

We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines and realize economies of scale. In 2003 we made important progress in broadening our Arthroscopy product line with the acquisition of Bionx Implants, Inc. In January 2004, we announced an agreement with Dolphin Medical, Inc., a subsidiary of OSI Systems, Inc., under which we became the exclusive North American distributor for a full line of Dolphin pulse oximetry products. These products are included in our Patient Care product line. In March 2004, we announced a strategic co-marketing relationship with eTrauma® Corporation, a developer and manufacturer of picture archiving, digital communication systems and electronic medical records software. Through this partnership our integrated operating room product offerings include eTrauma’s digital communications product.

On September 30, 2004 we completed the acquisition of certain products of the Endoscopic Technologies Division of C.R. Bard, Inc. The acquired product line consists of various disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Several of the products are used in conjunction with electrosurgical devices to cause hemostasis following the removal of diseased tissue. It is anticipated that these products will complement our current Electrosurgery product offerings. Manufacturing of the products is currently being conducted in various C.R. Bard facilities under a transition agreement. It is anticipated that future manufacturing will be shifted to our facilities over a six to nine month period.

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In March 2004, we unveiled fourteen new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include an IM3300 progressive scan, enhanced definition, autoclavable camera; a PowerPro® pneumatic powered instrument system; shoulder suture and suture anchors; Arthroscopic shaver blades; a knee femoral screw; SmartNail® 2.4m bioresorbable nail; and the 10k™ pump fluid management system.

Our current research initiatives include the development of reflectance technology products. This technology permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques (“Pro2®”). We anticipate a 2005 product launch in the United States and Europe.

Additionally, in 2003 we acquired technology for a product referred to as Endotracheal Cardiac Output Monitor (“ECOM”). Our ECOM product offering is expected to replace catheter monitoring of cardiac output with a specially designed endotracheal tube which utilizes proprietary bio-impedance technology. A large portion of the marketing development of this product, as well as future product enhancements, will be conducted in our newly created research subsidiary in Israel. In June 2004, CONMED and our Israeli subsidiary were awarded a $1 million grant from the BIRD Foundation to assist in product development. We anticipate a 2005 product launch in the United States and Europe.

Certain of our products, particularly our line of surgical suction instruments, tubing and ECG electrodes, are more commodity in nature, with limited opportunity for product differentiation. These products compete in mature, price sensitive markets. As a result, while sales volumes have continued to increase we have experienced and expect that we will continue to experience pricing and margin pressures in these product lines. We believe that we may continue to profitably compete in these product lines by maintaining and improving our low cost manufacturing structure. In addition, we expect to continue to use cash generated from these low margin, low capital intensive products to invest in, improve and expand higher margin product lines.

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2003 describes significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED. There have been no significant changes in our critical accounting estimates during the third quarter of 2004.

Revenue Recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

•

 Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped. Payment by the customer is due under fixed payment terms.

•

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

•

 Product returns are only accepted at the discretion of the Company and in accordance with our “Returned Goods Policy”. Historically the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

•

 The Company’s terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product shipment based upon an analysis of historical data.

•	Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in selling and administrative expense.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•

 We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.2 million at September 30, 2004 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions, including the Bionx acquisition in 2003 and the Bard Endoscopic Technologies acquisition in 2004. The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $331.9 million and other intangible assets of $194.8 million at September 30, 2004.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets which continue to be subject to amortization are also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization. An intangible asset is determined to be impaired when estimated future cash flows indicate that the carrying amount of the asset may not be recoverable. Although no goodwill or other intangible asset impairment has been recorded to date, there can be no assurance that future impairment will not occur. It is our policy to perform annual impairment tests in the fourth quarter.

As disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2003, significant estimates were made in the $7.9 million valuation of purchased in-process research and development assets acquired in connection the Bionx acquisition. During the nine month period ended September 30, 2003 we wrote-off the entire amount of these assets (See Note 12). In connection with the Bard Endoscopic Technologies acquisition, significant estimates were made in the $13.7 million valuation of purchased in-process research and development assets. During the three and nine month periods ended September 30, 2004 we wrote-off the entire amount of these assets (See Note 12). The purchased in-process research and development value relates to next generation gastro-intestinal products, which are expected to be released between the fourth quarter of 2005 and second quarter of 2006. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new technology for gastro-intestinal applications.

The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales. The estimated net cash flows were discounted using a discount rate of 17%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry and adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man-hours and complexity of the work completed versus to be completed and other risks associated with achieving technological feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $8.5 million and the remaining costs to complete these projects were approximately $5.0 million as of the acquisition date.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technologies and products based on the data from clinical trials and obtaining the necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

Pension Plan

We sponsor a defined benefit pension plan covering substantially all our employees. Overall benefit levels provided under the plan were reduced effective January 1, 2004. Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated each year as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

As a result of lower market interest rates, we lowered the discount rate used in determining pension expense from 6.75% in 2003 to 6.25% in 2004. This decrease in the discount rate has the result of increasing pension expense in 2004 as compared to what it would otherwise be.

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

As a result of funding the maximum deductible pension contributions in 2003, pension plan assets have increased substantially, which has resulted in higher expected returns and decreased pension expense in 2004.

Based on these and other factors, 2004 pension expense is estimated at approximately $3.6 million. Actual expense may vary significantly from this estimate. During the nine month period ended September 30, 2004 and 2003 we recorded $2.7 million and $4.2 million in pension expense, respectively.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $15.5 million at September 30, 2004. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with the Bionx acquisition. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets may be impacted by changes in tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period that such determination was made.

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.6	49.0	47.7	48.0

Gross profit	52.4	51.0	52.3	52.0
Selling and administrative expense	32.0	32.3	31.7	32.5
Research and development expense	3.7	3.5	3.5	3.6
Write-off of purchased IPRD	—	10.4	2.2	3.4
Other expense (income), net	1.0	0.7	(0.9)	0.2

Income from operations	15.7	4.1	15.8	12.3
Loss on early extinguishment of debt	—	—	2.2	—
Interest expense	3.2	2.4	4.2	2.3

Income before income taxes	12.5	1.7	9.4	10.0
Provision for income taxes	4.5	0.4	4.1	3.5

Net income	8.0%	1.3%	5.3%	6.5%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Sales for the quarterly period ended September 30, 2004 were $132.3 million, an increase of $11.6 million (9.6%) compared to sales of $120.7 million in the comparable 2003 period. Favorable foreign currency exchange rates accounted for $1.9 million of the above increase.

Arthroscopy sales, including integrated systems, increased $8.1 million (19.0%) in the quarterly period ended September 30, 2004 to $50.8 million from $42.7 million in the comparable 2003 period, principally as a result of increased sales of our procedure specific, shoulder repair and video imaging products for arthroscopy and general surgery.

Powered surgical instrument sales increased $0.9 million (3.1%) in the quarterly period ended September 30, 2004 to $30.2 million from $29.3 million in the comparable 2003 period, principally as a result of increased sales of our PowerPro® line of large bone instruments. This increase was partially offset by decreased sales of our small bone and specialty product offerings.

Patient care sales increased $1.6 million (9.4%) in the quarterly period ended September 30, 2004 to $18.7 million from $17.1 million in the comparable 2003 period, principally as a result of increased sales of our ECG electrodes, pulse oximetry monitoring devices, intravenous and other clinical care products.

Electrosurgery sales increased $0.6 million (2.9%) in the quarterly period ended September 30, 2004 to $21.2 million from $20.6 million in the comparable 2003 period, principally as a result of increased sales of our System 5000® electrosurgical generator.

Endosurgery sales increased $0.4 million (3.6%) in the quarterly period ended September 30, 2004 to $11.4 million from $11.0 million in the comparable 2003 period. This increase is due to increased sales of our various laparoscopic instrument products and systems.

Cost of sales increased to $64.8 million in the third quarter of 2004 as compared to $57.5 million in the same period a year ago principally as a result of increased sales volumes in our video imaging and Patient Care product lines as mentioned above. Gross profit margins decreased from 52.4% in the three months ended September 30, 2003 to 51.0% in the three months ended September 30, 2004. This decrease is principally due to a shift in product mix to lower margin video imaging and Patient care products.

Selling and administrative expense increased to $42.7 million in the third quarter of 2004 as compared to $38.6 million in the comparable 2003 period. This increase is primarily attributable to the transition to a larger, independent sales agent based sales force in our arthroscopy and powered surgical instrument product lines, increased legal expenses associated with the litigation against Johnson & Johnson, as discussed in Note 9, and increased expenses associated with our Sarbanes-Oxley compliance program. Selling and administrative expenses as a percentage of net sales increased from 32.0% in the third quarter of 2003 to 32.3% in the third quarter of 2004.

Research and development expense totaled $4.7 million in the third quarter of 2004 as compared to $4.5 million in the third quarter of 2003. This increase is principally as a result of research efforts focused on the development of our Pro2® reflectance pulse oximetry and ECOM devices. As a percentage of net sales, research and development expense decreased to 3.5% in the current quarter compared to 3.7% in the comparable 2003 period.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the three month period ended September 30, 2004 consisted of $0.9 million of costs related primarily to the Bard Endoscopic Technologies acquisition. Other expense in the three month period ended September 30, 2003 consisted of $0.8 million in pension settlement costs associated with the restructuring of our orthopedic sales force and $0.4 million in costs related primarily to the Bionx acquisition.

As discussed in Notes 12 and 13 to the Consolidated Condensed Financial Statements, during the three month period ended September 30, 2004 we wrote-off $13.7 million of tax-deductible purchased in-process research and development assets associated with the Bard Endoscopic Technologies acquisition.

Interest expense in the third quarter of 2004 was $3.2 million compared to $3.8 million in the comparable 2003 period. The decrease in interest expense is primarily as a result of lower total outstanding borrowings during the current quarter as compared to the same period a year ago and lower average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility). Our total outstanding borrowings have increased to $290.0 million at September 30, 2004 as compared to $280.9 million at September 30, 2003. The weighted average interest rates on our borrowings decreased to 4.49% for the three months ended September 30, 2004 as compared to 4.70% for the three months ended September 30, 2003.

A provision for income taxes has been recorded at an effective tax rate of 26% for the third quarter 2004 as compared to 36% for the third quarter of 2003. During the third quarter of 2004 we recorded an adjustment to our income tax rate which lowered the year-to-date effective tax rate, from 35% in the first six months of 2004 to 34.5%. This adjustment reflects an increase in the estimated benefit which we expect to derive in 2004 from the ETI income exclusion. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2003, Note 7 to the Consolidated Financial Statements.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Sales for the nine months ended September 30, 2004 were $397.2 million, an increase of $33.9 million (9.3%) compared to sales of $363.3 million in the comparable 2003 period. The Bionx acquisition accounted for $3.6 million of the above increase and favorable foreign currency exchange rates accounted for $7.5 million.

Arthroscopy sales, including integrated systems, increased $18.8 million (14.4%) in the nine months ended September 30, 2004 to $150.1 million from $131.3 million in the comparable 2003 period, principally as a result of increased sales of our procedure specific, knee reconstruction, soft tissue fixation and video imaging products for arthroscopy and general surgery.

Powered surgical instrument sales increased $5.1 million (5.7%) in the nine months ended September 30, 2004 to $95.1 million from $90.0 million in the comparable 2003 period, principally as a result of increased sales of our PowerPro® line of large bone instruments. This increase was partially offset by decreased sales of our small bone and specialty product offerings.

Patient care sales increased $3.0 million (5.8%) in the nine months ended September 30, 2004 to $55.1 million from $52.1 million in the comparable 2003 period, principally as a result of increased sales of our pulse oximetry monitoring devices, intravenous and other clinical care products.

Electrosurgery sales increased $5.7 million (10.1%) in the nine months ended September 30, 2004 to $62.0 million from $56.3 million in the comparable 2003 period, principally as a result of increased sales of our new System 5000® electrosurgical generator.

Endosurgery sales increased $1.3 million (3.9%) in the nine months ended September 30, 2004 to $34.9 million from $33.6 million in the comparable 2003 period. This increase is due to increased sales of our various laparoscopic instrument products and systems.

Cost of sales increased to $190.6 million in the nine months ended September 30, 2004 as compared to $173.3 million in the same period a year ago due to increased sales volumes in each of our principal product lines as mentioned above. During the nine months ended September 30, 2003 $0.7 million in acquisition related charges were included in cost of sales as a result of the step-up to fair value recorded relating to the sale of inventory acquired in the Bionx and CORE acquisitions. Gross profit margins decreased from 52.3% in the nine months ended September 30, 2003 to 52.0% in the nine months ended September 30, 2004.

Selling and administrative expense increased to $128.9 million in the nine months ended September 30, 2004 as compared to $115.1 million in the comparable 2003 period. This increase is primarily attributable to the transition to a larger, independent sales agent based sales force in our arthroscopy and powered surgical instrument product lines, increased legal expenses associated with the litigation against Johnson & Johnson, as discussed in Note 9, and increased expenses associated with our Sarbanes-Oxley compliance program. Selling and administrative expenses as a percentage of net sales increased from 31.7% in the nine month period ended September 30, 2003 to 32.5% in the nine month period ended September 30, 2004.

Research and development expense totaled $14.3 million in the nine months ended September 30, 2004 as compared to $12.6 million in the comparable 2003 period. Of this increase, $0.1 million relates to ongoing research and development related to the Bionx acquisition while $1.3 million is attributable to Pro2® reflectance pulse oximetry and ECOM product development. As a percentage of net sales, research and development expense increased to 3.6% in the nine months ended September 30, 2004 as compared to 3.5% in the comparable 2003 period.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other income in the nine month period ended September 30, 2003 consisted primarily of a $9.0 million net gain on the settlement of a contractual dispute, $2.8 million in pension settlement costs associated with the restructuring of our orthopedic sales force and $3.0 million in costs related primarily to the CORE Dynamics and Bionx acquisitions. Other expense in the nine month period ended September 30, 2004 consisted of $0.9 million in costs related primarily to the Bard Endoscopic Technologies acquisition.

As discussed in Note 12 to the Consolidated Condensed Financial Statements, during the nine month periods ended September 30, 2003 and 2004, we wrote-off $7.9 million and $13.7 million of purchased in-process research and development assets associated with the Bionx acquisition and the Bard Endoscopic Technologies acquisition, respectively.

During the nine months ended September 30, 2003 we repurchased $130.0 million of our 9% senior subordinated notes and recorded a loss on the early extinguishment of debt in the amount of $8.1 million. This amount represents premium and unamortized deferred financing costs associated with the purchase.

Interest expense during the nine month period ended September 30, 2004 was $9.1 million compared to $15.2 million in the nine month period ended September 30, 2003. The decrease in interest expense is primarily as a result of lower total outstanding borrowings during the current period as compared to the same period a year ago and lower average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility). This decrease in interest expense is also a consequence of the redemption of $130.0 million in 9% senior subordinated notes during the nine month period ended September 30, 2003. The weighted average interest rates on our borrowings decreased to 4.13% for the nine months ended September 30, 2004 as compared to 6.47% for the nine months ended September 30, 2003.

A provision for income taxes has been recorded at an effective tax rate of 34.5% for the nine month period ended September 30, 2004 and 44% for the nine month period ended September 30, 2003. The effective tax rate of 44% for the nine month period ended September 30, 2003 is significantly higher as a result of the non-deductibility for income tax purposes of the $7.9 million in-process research and development write-off recorded in conjunction with the Bionx acquisition. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2003, Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the senior credit agreement. We have historically met these liquidity requirements with funds generated from operations, including sales of accounts receivable and borrowings under our revolving credit facility. In addition, we use term borrowings, including borrowings under our senior credit agreement and borrowings under separate loan facilities, in the case of real property acquisitions, to finance our acquisitions. We also have the ability to issue debt through a private placement or public offering.

Operating cash flows

Our net working capital position was $168.1 million at September 30, 2004. Net cash provided by operating activities was $57.9 million and $38.7 million in the nine months ended September 30, 2004 and 2003, respectively.

Net cash provided by operating activities in the nine month period ended September 30, 2004 was favorably impacted by the following: depreciation, amortization, deferred income taxes; decreases in inventory; and increases in accounts payable and accrued interest, primarily related to the timing of the payment of these liabilities.

Net cash provided by operating activities in the nine month period ended September 30, 2004 was negatively impacted by the following: decreases in the sale of accounts receivable; decreases in income taxes payable and accrued compensation and benefits; and increases in accounts receivable.

Investing cash flows

Capital expenditures were $7.5 million and $6.3 million for the nine months ended September 30, 2004 and 2003, respectively. These capital expenditures represent the ongoing capital investment requirements of our business.

Cash flows from investing activities for the nine month period ended September 30, 2003 consisted of $52.3 million in payments related to business acquisitions, net of cash acquired, principally related to the Bionx acquisition. Investing cash flows for the nine month period ended September 30, 2004 consisted of $80.0 million in payments related to the Bard Endoscopic Technologies acquisition.

Financing cash flows

Financing activities during the nine month period ended September 30, 2004 consisted primarily of the repayment of $24.6 million in borrowings under the senior credit agreement and $50.0 million in borrowings under the revolving credit facility. These borrowings under the revolving credit facility were used to finance a portion of the purchase price of the Bard Endoscopic Technologies acquisition.

Our senior credit agreement consists of a $100 million revolving credit facility and a $260 million term loan. Amounts outstanding on the revolving credit facility as of September 30, 2004 were $50.0 million. As of September 30, 2004, the total amount outstanding on the term loan was $222.3 million. The term loan is scheduled to be repaid over a period of approximately 6 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in December 2009. We may be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. Interest rates on the term facility and the revolving credit facility are at the London Interbank Offered Rate (“LIBOR”) plus 2.25% (4.09% at September 30, 2004).

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which have been sold in connection with our accounts receivable sales agreement. The senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The senior credit agreement contains a material adverse effect clause which could limit our ability to access additional funding under our senior credit agreement should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Our outstanding debt assumed in connection with the 2001 purchase of property in Largo, Florida utilized by our Linvatec subsidiary consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the “Class A note”); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the “Class C note”). The principal balances outstanding on the Class A note and Class C note aggregated $9.0 million and $8.0 million, respectively, at September 30, 2004. These loans are secured by our Largo, Florida property.

On September 23, 2004 we entered into a Second Amendment to the Amended and Restated Credit Agreement, dated as of June 30, 2003 among CONMED Corporation, JP Morgan Chase Bank and other financial institutions from time to time party thereto. This Amendment principally provided for the Bard Endoscopic Technologies acquisition and the issuance of convertible senior subordinated notes (See Discussion Below) as permitted subordinated indebtedness.

On November 4, 2004, we announced an intended offering, in a private placement, $125 million in aggregate principal amount of 2.50% convertible senior subordinated notes due 2024. In addition, we have granted the initial purchasers a 13-day option to purchase up to an additional $25 million of 2.50% convertible senior subordinated notes.

The convertible notes will be subordinated unsecured obligations of the Company and will be convertible under certain circumstances into a combination of cash and common stock of the Company. In general, upon conversion, the holder of each note would receive the conversion value of the note payable in cash up to the principal amount of the note and common stock of the Company for the note’s conversion value in excess of such principal amount.

The convertible notes will mature on November 15, 2024 and will not be redeemable by the Company prior to November 15, 2011. Holders of the convertible notes will be able to require that we repurchase some or all of the convertible notes on November 15, 2011, 2014 and 2019.

We intend to use approximately $90 million of the net proceeds from the offering to repay borrowings under our senior credit agreement and approximately $30 million of the remaining net proceeds to repurchase our common stock in privately negotiated transactions. Remaining proceeds not used to repay debt or repurchase shares will be used for working capital and general corporate purposes.

We have determined that the notes contain several embedded derivatives; however, we believe that the derivatives have a nominal value, if any, and as such would not have a material impact on our future earnings or financial position.

The convertible notes are being offered and sold only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The convertible notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States, absent registration or an applicable exemption from such registration requirements.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service and funding of planned capital expenditures in the foreseeable future (See Part I. Item 2. “Forward-Looking Statements”).

Off-Balance Sheet Arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a commercial paper conduit. The accounts receivable sales agreement was amended and restated with substantially the same terms and conditions on October 23, 2003 but replaced the commercial paper conduit with a bank. The commercial paper conduit or the bank’s (the “purchaser”) share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of September 30, 2004, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $41.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.7 million in the nine month period ended September 30, 2004 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 20, 2004 whereby it was extended for an additional year under substantially the same terms and conditions.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). There were no capital lease obligations as of September 30, 2004:

		Payments Due By Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt	$289,983	$3,988	$58,483	$110,699	$116,813
Purchase obligations	58,795	58,448	331	16	--
Operating lease obligations	12,597	2,289	4,401	5,054	853

Total contractual obligations	$361,375	$64,725	$63,215	$115,769	$117,666

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (the “Certifying Officers”) as of September 30, 2004. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year-ended December 31, 2004, whether the internal controls over financial reporting as of December 31, 2004 are effective. Any material weakness in internal controls over financial reporting existing at that date may preclude management from making a positive assertion. While management intends to complete its assessment of internal controls over financial reporting and to implement, document and test any required changes to correct any material weaknesses identified in order to make a positive assertion as to the effectiveness of internal controls over financial reporting, there can be no assurance that sufficient progress will be made in time to do so.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2003 and to Note 9 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated August 18, 2004 by and between CONMED Corporation and C.R. Bard, Inc. et al.

2.2	First Amendment to Asset Purchase Agreement, dated September 29, 2004 by and between CONMED Corporation and C.R. Bard, Inc. et al.

10.1

Second Amendment to Amended and Restated Credit Agreement, dated September 23, 2004, by and among CONMED Corporation, JP MorganChase Bank and other financial institutions from time to time party thereto.

10.2	Amendment No. 1, dated October 20, 2004 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED ReceivablesCorporation, CONMED Corporation and Fleet Bank.

31.1	Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, asa dopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On November 8, 2004, the Company filed a Report on Form 8-K furnishing as Exhibits 99.1 and 99.2 under Item 7.01, November 3 and November 4, 2004 press releases announcing that it had priced an offering, in private placement of $125 million in aggregate principal amount of convertible senior subordinated notes due 2024.

On October 22, 2004, the Company filed a Report on Form 8-K furnishing as Exhibit 99.1 under Item 2.02, an October 21, 2004 press release announcing financial results for the three and nine month periods ended September 30, 2004.

On October 6, 2004, the Company filed a Report on Form 8-K under Item 2.01 announcing that, effective September 30, 2004 it had completed the acquisition of certain products of the Endoscopic Technologies Division of C.R. Bard, Inc.

On August 23, 2004, the Company filed a Report on Form 8-K under Item 5 announcing that it had entered into an agreement to acquire certain products of the Endoscopic Technologies Division of C.R. Bard, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	CONMED CORPORATION (Registrant) /s/ Robert D. Shallish, Jr. —————————————— Robert D. Shallish, Jr. Vice President – Finance (Principal Financial Officer)

Exhibit Index

Exhibit	Description
2.1	Asset Purchase Agreement, dated August 18, 2004 by and between CONMED Corporation and C.R. Bard, Inc. et al.

2.2	First Amendment to Asset Purchase Agreement, dated September 29, 2004 by and between CONMED Corporation and C.R. Bard, Inc. et al.

10.1

Second Amendment to Amended and Restated Credit Agreement, dated September 23, 2004, by and among CONMED Corporation, JP Morgan Chase Bank and other financial institutions from time to time party thereto.

10.2	Amendment No. 1, dated October 20, 2004 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank.

31.1	Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.