Form 10-K
period 2004-12-31
CONMED CORP
filed 2005-03-16
CIK 816956

================================================================================

                                  United States
                       Securities and Exchange Commission
                                Washington, D.C.
                                      20549

                                    Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004       Commission file number 0-16093

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

      The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $815,443,701 based upon the closing price of the Company's common stock on the NASDAQ Stock Market, which was $27.40 on June 30, 2004.

      The number of shares of the Registrant's $0.01 par value common stock outstanding as of March 9, 2005 was 29,307,032.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Definitive Proxy Statement or other informational filing for the 2005 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

                               CONMED CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----

Item 1.   Business                                                            2
Item 2.   Properties                                                         26
Item 3.   Legal Proceedings                                                  27
Item 4.   Submission of Matters to a Vote of Security Holders                27

                                     Part II

Item 5.   Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                       28
Item 6.   Selected Financial Data                                            29
Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       31
Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk                                               45
Item 8.   Financial Statements and Supplementary Data                        46
Item 9.   Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       46
Item 9A.  Controls and Procedures                                            46
Item 9B   Other Information                                                  46
                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                 47
Item 11.  Executive Compensation                                             47
Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management                                                47
Item 13.  Certain Relationships and Related Transactions                     47
Item 14.  Principal Accounting Fees and Services                             47

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules                         48

CONMED CORPORATION

Item 1. Business

            Forward Looking Statements

      This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004 ("Form 10-K") contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation ("CONMED", the "Company", "we" or "us" -- references to "CONMED", the "Company", "we" or "us" shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

      When used in this Form 10-K, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption "Item 1: Business -- Risk Factors" and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1-Business" for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

General

      CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company's founder, Chairman of the Board and Chief Executive Officer. CONMED is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, otolaryngologic ("ENT"), neurosurgery and other surgical specialties. We are a leading developer, manufacturer and supplier of radio frequency ("RF") electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endosurgery products such as trocars, clip appliers, scissors and surgical staplers and a full line of electrocardiogram ("ECG") electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our newest product line, CONMED Endoscopic Technologies offers a portfolio of innovative disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and hospitals. See Note 9 to the Consolidated Financial Statements for further discussion of our principal operating units.

      We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines, realize economies of scale and take advantage of growth opportunities in the healthcare field. During the last five years, we have completed eleven strategic business acquisitions. These acquisitions, complemented by internal growth, have resulted in a compound annual growth rate in net sales during that period of approximately 7%.

      We are committed to offering products with the highest standards of quality, technological excellence and customer service. Substantially all of our facilities have attained certification under the ISO international quality standards and other domestic and international quality accreditations.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible free of charge through the Investor Relations section of our website (http://www.conmed.com) as soon as practicable after such material has been electronically filed with, or furnished to, the United States Securities and Exchange Commission.

Industry

      Market growth for our products is primarily driven by:

      o Favorable Demographics. The number of surgical procedures performed is increasing. This growth in surgical procedures reflects demographic trends, such as the aging of the population, and technological advancements, which result in safer and less invasive surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. Sales of surgical products aggregated approximately 90% of our total net revenues in 2004. See "Products."

      o Continued Pressure to Reduce Health Care Costs. In response to rising health care costs, managed care companies and other third-party payers have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery. To reduce costs, health care providers use minimally invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. Approximately 50% of our products are designed for use in minimally invasive surgical procedures. See "Products." Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care. Approximately 75% of our sales are derived from single-use disposable products.

      In the United States, the pressure on health care providers to contain costs has caused many health care providers to enter into comprehensive purchasing contracts with fewer suppliers, which offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with Group Purchasing Organizations ("GPOs") or Integrated Health Networks ("IHNs"), whose stated purpose is to aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. We believe that these trends will favor entities which offer a diverse product portfolio. See "--Business Strategy".

      o Increased Global Medical Spending. We believe that foreign markets offer significant growth opportunities for our products. We currently distribute our products through our own sales subsidiaries or through local dealers in over 100 foreign countries.

Competitive Strengths

      Management believes that we hold a significant market share position in each of our key product areas including, Arthroscopy, Powered Surgical Instruments, Electrosurgery, Patient Care, Endosurgery and Endoscopic
Technologies. We have established a leadership position in the marketplace by capitalizing on the following competitive strengths:

      o Brand Recognition. Our products are marketed under leading brand names, including CONMED(R), Linvatec(R) and Hall Surgical(R). These brand names are recognized by physicians and healthcare professionals for quality and service. It is our belief that brand recognition facilitates increased demand for our products in the marketplace, enables us to build upon the brand's associated reputation for quality and service, and realize increased market acceptance of new branded products.

      o Breadth of Product Offering. The breadth of our product lines in our key product areas enables us to meet a wide range of customer requirements and preferences. This has enhanced our ability to market our products to surgeons, hospitals, surgery centers, GPOs, IHNs and other customers, particularly as institutions seek to reduce costs and minimize the number of suppliers.

      o Successful Integration of Acquisitions. We seek to build growth platforms around our core markets through focused acquisitions of complementary businesses and product lines. During the last five years we have completed eleven such acquisitions. These acquisitions have enabled us to diversify our product portfolio, expand our sales and marketing capabilities and strengthen our presence in key geographical markets. Our management team has historically demonstrated their ability to identify complementary acquisitions and successfully integrate acquired businesses and product lines into our operations.

      o Strategic Marketing and Distribution Channels. We market our products domestically through five focused sales force groups consisting of approximately 170 employee sales representatives and 230 sales professionals employed by independent sales agent groups. Each of our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell. Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians' offices. Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets. We directly service hospital customers located in these markets through an employee-based international sales force of approximately 60 sales representatives. We also maintain distributor relationships domestically and in numerous countries worldwide. See "--Marketing."

      o Operational Improvements and Manufacturing. We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and optimizing our plant network to increase operational efficiencies within the organization. Substantially all of our products are manufactured and assembled from components we produce. Our strategy has historically been to vertically integrate our manufacturing facilities in order to develop competitive advantage. This integration provides us with cost efficient and flexible manufacturing operations which permit us to allocate capital more efficiently. Additionally, we attempt to exploit commercial synergies between operations, such as the procurement of common raw materials and components used in production.

      o Technological Leadership. Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products. These efforts are evidenced by recent product introductions, including the following: Advantage(R) Turbo Arthroscopic Shaver System; PINN-ACL(R) cross pin device; Lightwave(TM) suction ablator; PowerProMax(TM) powered instrument handpieces, batteries and attachments; ThRevo(TM) triple-loaded suture anchor; and SuperRevo(R)/Bio-Anchor(R)/Duet(TM)/Impact(TM) suture anchors pre-threaded with Herculine(TM).

Business Strategy

            Our principal objectives are to improve the quality of surgical outcomes and patient care through the development of innovative medical devices, refinement of existing products and development of new technologies which reduce risk, trauma, cost and procedure time. We believe that by meeting these objectives we will enhance our ability to anticipate and adapt to customer needs and market opportunities, and provide shareholders with superior investment returns. We intend to achieve future growth and earnings development through the following initiatives:

      o Introduction of New Products and Product Enhancements. We continually pursue organic growth through the development of new products and enhancements to existing products. We seek to develop new technologies which improve the durability, performance and usability of existing products. In addition to our internal research and development efforts, we receive new ideas for products and technologies, particularly in procedure-specific areas, from surgeons, inventors and other healthcare professionals.

      o Pursue Strategic Acquisitions. We pursue strategic acquisitions in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration. Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies.

      o Realize Manufacturing and Operating Efficiencies. We continually review our production systems for opportunities to reduce operating costs, consolidate product lines or identical process flows, reduce inventory requirements and optimize existing processes. Our vertically integrated manufacturing facilities allow for further opportunities to reduce overhead, increase operating efficiencies and capacity utilization.

      o Geographic Diversification. We believe that significant growth opportunities exist for our surgical products outside the United States. Principal foreign markets for our products include Europe, Latin America and Asia/Pacific Rim. Critical elements of our future sales growth in these markets include leveraging our existing relationships with foreign surgeons, hospitals, third-party payers and foreign distributors, maintaining an appropriate presence in emerging market countries and continually evaluating our routes-to-market.

      o Active Participation In The Medical Community. We believe that excellent working relationships with physicians and others in the medical industry enable us to gain an understanding of new therapeutic and diagnostic alternatives, trends and emerging opportunities. Active participation allows us to quickly respond to the changing needs of physicians and patients.

Products

      The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

                                                 Year Ended December 31,
                                                 -----------------------
                                           2002           2003            2004
                                           ----           ----            ----

Arthroscopy .......................            36%            37%            37%
Powered Surgical Instruments ......            25             25             23
Electrosurgery ....................            15             15             15
Patient Care ......................            16             14             14
Endosurgery .......................             8              9              8
Endoscopic Technologies ...........            --             --              3
                                         --------       --------       --------
  Total ...........................           100%           100%           100%
                                         ========       ========       ========
Net Sales (in thousands) ..........      $453,062       $497,130       $558,388
                                         ========       ========       ========

Arthroscopy

      We offer a comprehensive range of devices and products for use in arthroscopic surgery. Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally invasive arthroscopes and related instruments. Minimally invasive arthroscopic procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings. Arthroscopic procedures are performed on the knee and shoulder, and smaller joints, such as the wrist and ankle.

      Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants and related disposable products, fluid management systems, imaging products and integrated operating room systems and equipment. It is our standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge. These capital "placements" allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing. We have benefited from the introduction of new arthroscopic products and technologies, such as bioabsorbable screws, ablators, "push-in" and "screw-in" suture anchors, resection shavers and cartilage repair implants.

      A significant portion of arthroscopic procedures are performed to repair injuries which have occurred in the joint areas of the body. Many of these injuries are the result of sports related events or similar traumas. For this reason, arthroscopy is often referred to as "sports medicine."

---------------------------------------------------------------------------------------------------------------
                                                     Arthroscopy
---------------------------------------------------------------------------------------------------------------
Product                                               Description                          Brand Name
---------------------------------------------------------------------------------------------------------------
Ablators and Shaver Ablators     Electrosurgical ablators and resection ablators to      Advantage(R)
                                 resect and remove soft tissue and bone; used in knee,   ESA(TM)
                                 shoulder and small joint surgery.                       Sterling(R)
                                                                                         UltrAblator(R)
                                                                                         Lightwave(TM)
                                                                                         Trident(R)

---------------------------------------------------------------------------------------------------------------
                                                     Arthroscopy
---------------------------------------------------------------------------------------------------------------
Product                                               Description                          Brand Name
---------------------------------------------------------------------------------------------------------------
Knee Reconstructive Systems      Products used in cruciate reconstructive surgery;       Paramax(R)
                                 includes instrumentation, screws, pins and ligament     Pinn-ACL(R)
                                 harvesting and preparation devices.                     Grafix(R)

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

Imaging                          Surgical video systems for endoscopic procedures;       Apex(R)
                                 includes autoclavable single and three-chip camera      8180 Series
                                 heads and consoles, endoscopes, light sources,          Envision(TM)
                                 monitors, VCRs and printers.                            Autoclavable
                                                                                         Three Chip Camera
                                                                                         Head

Implants                         Products including bioabsorbable and metal screws,      BioScrew(TM)
                                 pins and suture anchors for attaching soft tissue to    Bio-Anchor(R)
                                 bone in the knee, shoulder and wrist as well as         BioTwist(R)
                                 miniscal repair.                                        UltraFix(R)
                                                                                         Revo(R)
                                                                                         Super Revo(R)
                                                                                         Bionx(TM)
                                                                                         Meniscus Arrow(TM)

Integrated operating room        Centralized operating room management and control       CONMED(R)
systems and equipment            systems, service arms and service managers.             Nurse's Assistant(R)

Other Instruments and            Forceps, graspers, punches, probes, sterilization       Shutt(R)
Accessories                      cases and other general instruments for arthroscopic    Concept(R)
                                 procedures.                                             TractionTower(R)
---------------------------------------------------------------------------------------------------------------

Powered Surgical Instruments

      Electric, battery or pneumatic powered surgical instruments are used to perform orthopedic, arthroscopic and other surgical procedures, such as cutting, drilling or reaming. Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reusable items (e.g., burs, saw blades, drills and reamers). Powered instruments are categorized as either small bone, large bone or specialty powered instruments. Specialty powered instruments are utilized in procedures such as spinal surgery, neurosurgery, ENT, oral/maxillofacial surgery, and cardiothoracic surgery.

      Our line of powered instruments is sold principally under the Hall(R) Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Large bone, neurosurgical, spinal and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physicians' offices. Our CONMED Linvatec subsidiary has devoted significant resources in the development of new technologies for large bone, small bone, arthroscopic, neurosurgical, spine and otolaryngological instruments which may be easily adapted and modified for new procedures.

      Our powered instruments product line also includes the PowerPro(R) Battery System. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications. The PowerPro(R) Battery System has a SureCharge(TM) option which allows the user to sterilize the battery before charging. This ensures that the battery will be fully charged when delivered to the operating room, unlike competitive battery systems currently available on the market. The PowerPro(R) uses a proprietary process for maintaining sterility during charging, thus avoiding the loss of battery charge during sterilization, which frequently results in competing battery systems.

------------------------------------------------------------------------------------------------------------
                                         Powered Surgical Instruments
------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
------------------------------------------------------------------------------------------------------------
                                                                                         Hall(R) Surgical
Large Bone                       Powered saws, drills and related disposable             MaxiDriver(TM)
                                 accessories for use primarily in total knee and hip     VersiPower(R) Plus
                                 joint replacements and trauma surgical procedures.      Series 4(R)
                                                                                         PowerPro(R)
                                                                                         Advantage(R)
                                                                                         SureCharge(R)

Small Bone                       Powered saws, drills and related disposable             Hall(R) Surgical
                                 accessories for small bone and joint related surgical   E9000(R)
                                 procedures.                                             MiniDriver(TM)
                                                                                         MicroChoice(R)
                                                                                         Micro 100(TM)
                                                                                         Advantage(R)

Otolaryngology                   Specialty powered saws, drills and related disposable   Hall(R) Surgical
Neurosurgery                     accessories for use in neurosurgery, spine, and         E9000(R)
Spine                            otolaryngologic procedures.                             UltraPower(R)
                                                                                         Hall Osteon(R)
                                                                                         Hall Ototome(R)

Cardiothoracic                   Powered sternum saws, drills, and related disposable    Hall(R) Surgical
Oral/maxillofacial               accessories for use by cardiothoracic and               E9000(R)
                                 oral/maxillofacial surgeons.                            UltraPower(R)
                                                                                         Micro 100TM
                                                                                         VersiPower(R) Plus
------------------------------------------------------------------------------------------------------------

Electrosurgery

      Electrosurgery is a technique of using high-frequency electrical energy which, when applied to tissues through special instruments, may be used to cut or coagulate tissues. Radio frequency ("RF") is the form of high-frequency electrical energy used in electrosurgery. An electrosurgical system consists of a generator, an active electrode in the form of an electrosurgical pencil used to apply concentrated energy from the generator to the target tissues and a ground pad which returns the energy safely to the generator. Electrosurgery is routinely used in most forms of surgery, including general, dermatologic, thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and endoscopic procedures.

      Our electrosurgical products include electrosurgical pencils and active electrodes, ground pads, generators, the Argon-Beam Coagulation system (ABC(R)), and related disposable products. ABC(R) technology is a special method of electrosurgery, which produces a faster and more superficial coagulation of tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the electrical energy travels through an ionized column of argon gas, allowing the energy to be applied to the bleeding tissues in a completely non-contact mode. Clinicians have reported notable benefits of ABC(R) over traditional electrosurgical coagulation in certain clinical situations, including open-heart, liver, oncology and trauma surgery.

---------------------------------------------------------------------------------------------------------------
                                                Electrosurgery
---------------------------------------------------------------------------------------------------------------
Product                                           Description                            Brand Name
---------------------------------------------------------------------------------------------------------------
Pencils                      Disposable and reusable surgical instruments designed       Hand-Trol(R)
                             to deliver high-frequency electrical energy to cut          GoldLine(TM)
                             and/or coagulate tissue.                                    ClearVac(R)

Ground Pads                  Disposable ground pads which disperse electrosurgical       MacroLyte(R)
                             energy and safely return it to the generator;               ThermoGard(R)
                             available in adult, pediatric and infant sizes.             SureFit(TM)
                                                                                         DiaTemp(TM)

Active Electrodes            Surgical accessory electrodes with                          UltraClean(R)
                             and without the proprietory UltraClean(TM)                  Stealth(R)
                             coating which provides an easy to clean electrode
                             surface during surgery.

Generators                   Monopolar and bipolar clinical energy sources for           EXCALIBUR Plus PC(R)
                             surgical procedures performed in a hospital,                SABRE(R)
                             physicians' office or clinical setting.                     System 5000(TM)
                                                                                         System 2500(TM)
                                                                                         Hyfrecator(R) 2000

Argon Beam                   Specialized electrosurgical generators, disposable          ABC(R)
Coagulation Systems          hand pieces and ground pads for Argon Enhanced              Beamer Plus(R)
                             non-contact coagulation of tissues.                         System 7500(R)
                                                                                         ABC Flex(R)
                                                                                         Bend-A-Beam(R)
---------------------------------------------------------------------------------------------------------------

Patient Care

      We manufacture a variety of patient care products for use in monitoring cardiac rhythms, wound care management and intravenous ("IV") therapy. These products include ECG electrodes and cables, wound dressings and catheter stabilization dressings. Our patient care product line also includes disposable surgical suction instruments and connecting tubing. Sales are primarily derived from the distribution of ECG electrodes, surgical suction instruments and tubing. Although wound management and IV therapy product sales are comparatively small, the application of these products in the operating room complements our surgical product offerings.

      In January 2004, we announced an agreement with Dolphin Medical, Inc., a subsidiary of OSI Systems, Inc., under which we became the exclusive North American distributor for a full line of Dolphin(R) pulse oximetry products.

------------------------------------------------------------------------------------------------------------
                                                    Patient Care
------------------------------------------------------------------------------------------------------------
Product                                               Description                        Brand Name
------------------------------------------------------------------------------------------------------------
ECG Monitoring                   Line of disposable electrodes,                          CONMED(R)
                                 monitoring cables, lead wire products and               Ultratrace(R)
                                 accessories designed to transmit ECG signals            Cleartrace(R)
                                 from the heart to an ECG monitor or recorder.

Wound Care                       Disposable transparent wound dressings                  ClearSite(R)
                                 comprising proprietary hydrogel; able to absorb         Hydrogauze(TM)
                                 2 1/2 times its weight in wound exudate.

Patient Positioners              Products which properly and safely                      Airsoft(R)
                                 position patients while in surgery.

Surgical Suction                 Disposable surgical suction instruments and             CONMED(R)
Instruments and                  connecting tubing, including Yankauer, Poole,
Tubing                           Frazier  and Sigmoidoscopic instrumentation,
                                 for use by physicians in the majority of open
                                 surgical procedures.

Intravenous Therapy              Disposable IV drip rate gravity                         VENI-GARD(R)
                                 controller and disposable catheter                      MasterFlow(R)
                                 stabilization dressing designed to hold and             Stat 2(R)
                                 secure an IV needle or catheter for use in IV
                                 therapy.

Defibrillator Pads               Stimulation electrodes for use in emergency cardiac     PadPro(R)
and Accessories                  response and conduction studies of the heart.

Pulse Oximetry                   Used in critical care to continuously                   Dolphin(R)
                                 monitor a patient's arterial blood oxygen               (a registered
                                 saturation and pulse rate.                              trademark of
                                                                                         Dolphin Medical,
                                                                                         Inc.)
------------------------------------------------------------------------------------------------------------

Endosurgery

      Endoscopic surgery (also referred to as Endosurgery or Laparoscopic surgery) is surgery performed without a major incision. This surgical specialty results in less trauma for the patient and produces important cost savings as a result of shorter recovery times and reduced hospitalization. Endoscopic surgery is performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During such procedures, devices called "trocars" are used to puncture the abdominal wall and are then removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for camera systems and surgical instruments. Some of our endosurgical instruments are "reposable", meaning that the instrument has a disposable and a reusable component.

      Our Endosurgical products include the Reflex(R) clip applier for vessel and duct ligation, Universal S/ITM (suction/irrigation) and Universal Plus(TM) laparoscopic instruments, specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the TroGard Finesse(R) which incorporates a blunt-tipped version of a trocar. The TroGard Finesse(R) dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars thus resulting in smaller wounds, and less bleeding. We also offer cutting trocars, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles, linear cutters and staplers, and ABC(R) handpieces for use in laparoscopic surgery. Our disposable skin staplers are used to close large skin incisions with surgical staples, thus eliminating the time consuming suturing process.

-------------------------------------------------------------------------------------------------------------
                                                Endosurgery
-------------------------------------------------------------------------------------------------------------
Product                                            Description                    Brand Name
-------------------------------------------------------------------------------------------------------------
Trocars                          Disposable and reposable devices used to         TroGard Finesse(R)
                                 puncture the abdominal wall providing access     Reflex(R)
                                 to the abdominal cavity for camera systems and   Detach a Port(R)
                                 instruments.                                     OnePort(R)

Multi-functional                 Instruments for cutting and coagulating tissue   Universal(TM)
Electrosurgery and               by delivering high-frequency current.            Universal Plus(TM)
Suction/Irrigation               Instruments which deliver irrigating fluid to    FloVac(R)
instruments                      the tissue and remove blood and fluids from
                                 the internal operating field.

Clip Appliers                    Disposable and reposable devices for             Reflex(R)
                                 ligating blood vessels and ducts by placing a    PermaClip(TM)
                                 titanium clip on the vessel.

Laparoscopic                     Scissors, graspers                               DetachaTip(R)
Instruments

Skin Staplers                    Disposable devices which place                   Reflex(R)
                                 surgical staples for closing a
                                 surgical incision.

-------------------------------------------------------------------------------------------------------------
                                                Endosurgery
-------------------------------------------------------------------------------------------------------------
Product                                            Description                    Brand Name
-------------------------------------------------------------------------------------------------------------
Microlaparoscopy                 Small laparoscopes and instruments for           MicroLap(R)
scopes and                       performing surgery through very small
instruments                      incisions.
-------------------------------------------------------------------------------------------------------------

Endoscopic Technologies

      Gastrointestinal (GI) endoscopy is the examination of the digestive tract with a flexible, lighted instrument referred to as an "endoscope". This instrument enables the physician to directly visualize the esophagus, stomach, portions of the small intestine, and colon. This technology allows the physician to more accurately diagnose and treat diseases of the digestive system. Through these scopes a physician may take biopsies, dilate narrowed areas referred to as strictures, and remove polyps which are growths in the digestive tract. Some of the more common conditions which may be diagnosed and treated using this procedure include gastro-esophageal reflux disease (GERD), ulcers, Crohn's disease, ulcerative colitis and gallbladder disease.

      We offer a comprehensive line of minimally invasive diagnostic and therapeutic products used in conjunction with procedures which require flexible endoscopy. Our principal customers include GI endoscopists, pulmonologists, surgeons, and nurses which perform both diagnostic and therapeutic endoscopic procedures in hospitals and outpatient clinics.

      Our primary focus is to identify, develop, acquire, manufacture and market differentiated medical devices, which improve outcomes in the diagnosis and treatment of gastrointestinal and pulmonary disorders. Our diagnostic and therapeutic product offerings for GI and pulmonology include forceps, accessories, bronchoscopy devices, dilatation, hemostasis, biliary devices, and polypectomy.

------------------------------------------------------------------------------------------------------------
                                      Endoscopic Technologies
------------------------------------------------------------------------------------------------------------
Product                                     Description                                Brand Name
------------------------------------------------------------------------------------------------------------
Pulmonary              Transbronchial Cytology and Histology Aspiration                WANG(TM)
                       Needles, Disposable Biopsy Forceps, Cytology Brushes,           Blue Bullet(R)
                       and Bronchoscope Cleaning Brushes                               Precisor BRONCHO(R)
                                                                                       GARG(TM)

Biopsy                 Disposable biopsy forceps, Percutaneous Liver Biopsy            Precisor(R)
                       instrument, Disposable Cytology Brushes                         HepaCore(TM)

Polypectomy            Disposable Polypectomy Snares                                   Singular(R)
                                                                                       Optimizer(R)

------------------------------------------------------------------------------------------------------------
                                      Endoscopic Technologies
------------------------------------------------------------------------------------------------------------
Product                                     Description                                Brand Name
------------------------------------------------------------------------------------------------------------
Biliary                Triple Lumen Stone Removal Balloons, Advanced                   Apollo(TM)
                       Cannulation Triple Lumen Papillotomes, High                     Apollo3(TM)
                       Performance Biliary Guidewires, Cannulas, Biliary               Apollo3AC(TM)
                       Balloon Dilators, Plastic and Metal Endoscopic                  XWire(TM)
                       Biliary Stents                                                  DirecXion(TM)
                                                                                       Director(TM)
                                                                                       Duraglide(TM)
                                                                                       Duraglide 3(TM)
                                                                                       ProForma(R)
                                                                                       HYDRODUCT(R)

Dilation               Multi-Stage Balloon Dilators, American Dilation System          Eliminator(R)

Hemostasis             Endoscopic Injection Needles, Endoscope Ligator,                SureShot(R)
                       Multiple Band Ligator, Sclerotherapy Needle, Bipolar            Stiegmann-Goff(TM)
                       Hemostasis Probes                                               Bandito(TM)
                                                                                       RapidFire(R)
                                                                                       Flexitip(TM)
                                                                                       BICAP(R)

Accessories            Disposable Bite Blocks, Cleaning Brushes                        Scope Saver(TM)
                                                                                       Channel Master(TM)
                                                                                       Blue Bullet(R)
------------------------------------------------------------------------------------------------------------

Marketing

      A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons. We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2002, 2003 and 2004.

      A significant portion of our U.S. sales are to customers affiliated with GPOs, IHNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government. For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

      In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

o     230  sales  representatives   selling  arthroscopy  and  powered  surgical
      instrument products employed by independent sales agent groups;

o     60 employee sales representatives selling electrosurgery products;

o     30 employee sales representatives selling endosurgery products;

o     30 employee sales representatives selling patient care products;

o     50  employee  sales   representatives   selling  endoscopic   technologies
      products.

      Each employee sales representative is assigned a defined geographic area and compensated on a commission basis or through a combination of salary and commission. The sales force is supervised and supported by either area directors or district managers. Sales agent groups are used in the United States to sell our arthroscopy, multi-specialty medical video systems and powered surgical instrument products. These sales agent groups are paid a commission for sales made to customers while home office sales and marketing management provide the overall direction for sales of our products.

      Our Corporate sales organization is responsible for interacting with large regional and national accounts (eg. GPOs, IHNs, IDNs, etc.). We have contracts with many such organizations and believe that, with certain exceptions, the lack of any individual group purchasing contract will not adversely impact our competitiveness in the marketplace. In addition, all of our sales professionals are required to work closely with distributors where applicable and maintain close relationships with end-users.

      The sale of our products is accompanied by initial and ongoing in-service end-user training. Each of our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell. Our sales professionals, in turn, provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

      Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, France, Germany, Korea, the Netherlands, Spain, and the United Kingdom. In these countries, our sales are denominated in the local currency. In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

      We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

Manufacturing

      We manufacture substantially all of our products and assemble them from components we produce. Our strategy has historically been to vertically integrate our manufacturing facilities in order to develop competitive advantage. This integration provides us with cost efficient and flexible manufacturing operations which permit us to allocate capital more efficiently. Additionally, we attempt to exploit commercial synergies between operations, such as the procurement of common raw materials and components used in production.

      Raw material costs constitute a substantial portion of our cash cost of production. We use numerous raw materials and components in the design, development and manufacturing of our products. Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers. We work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability. None of our critical raw materials and components are procured from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. The loss of any existing supplier or supplier contract would not have a material adverse effect on our financial and operational performance. To date, we have not experienced any protracted interruption in the availability of raw materials and components necessary to fulfill production schedules or substantial increases in their costs.

      All of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the United States Food and Drug Administration ("FDA") and comparable foreign counter parts. The FDA's Quality System Regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for on-site inspections of our facilities by the FDA. In many of the foreign countries in which we manufacture and distribute our products we are subject to regulatory requirements affecting, among other things, product standards, packaging requirements, labeling requirements and import laws. Regulatory requirements affecting the Company vary from country to country. The timeframes for regulatory submission and approval from foreign agencies or legislative bodies may vary from those required by the FDA. Certain requirements for approval from foreign agencies or legislative bodies may also differ from those of the FDA .

      We believe that our production and inventory management practices are characteristic of those in the medical device industry. Substantially all of our products are stocked in inventory and are not manufactured to order or individual customer specifications. We schedule production and maintain adequate levels of safety stock based on a number of factors including, experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels. Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not considered material to an understanding of our business.

Research and Development

      New and improved products play a critical role in our continued sales growth. Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines. We continually seek to leverage new technologies which improve the durability, performance and usability of existing products. In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas. For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements. Such agreements typically compensate the originator through royalty payments based upon a percentage of licensed product net sales. Royalty expense approximated $2.9 million, $3.5 million and $3.8 million in 2002, 2003 and 2004, respectively.

      Amounts expended for Company sponsored research and development was approximately $16.1 million, $17.3 million and $20.2 million during 2002, 2003, and 2004, respectively.

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

      The following chart identifies our principal competitors in each of our key business areas:

      Business Area                Competitor
      -------------                ----------

      Arthroscopy                  Smith & Nephew, plc
                                   Arthrex, Inc.
                                   Stryker Corporation
                                   ArthroCare Corporation
                                   Johnson & Johnson; Mitek Worldwide

      Powered Surgical             Stryker Corporation
      Instruments                  Medtronic, Inc. Midas Rex and Xomed divisions
                                   The Anspach Effort, Inc.
                                   MicroAire Surgical Instruments, LLC


      Electrosurgery               Tyco International Ltd.; Valleylab
                                   3M Company
                                   ERBE Elektromedizin GmbH

      Patient Care                 Tyco International Ltd.; Kendall
                                   3M Company

      Endosurgery                  Johnson & Johnson; Ethicon Endo-Surgery, Inc.
                                   Tyco International Ltd.; U.S.Surgical

      Endoscopic Technologies      Boston Scientific Corporation - Endoscopy
                                   Wilson-Cook Medical, Inc.
                                   Olympus America, Inc.
                                   U.S. Endoscopy

      Factors which affect our competitive posture include product design, customer acceptance, service and delivery capabilities, pricing and product development/improvement. In the future, other alternatives such as new medical procedures or pharmaceuticals may become interchangeable alternatives to our products.

Government Regulation and Quality Systems

      Substantially all of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counter parts. Authorization to commercially distribute our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification. This process requires us to demonstrate that our new product, line extension or modified product is substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval. Substantially all of our products have been classified as either Class I or Class II devices with the FDA, indicating that they are subject to the 510(k) premarketing notification clearance as discussed above and must continually meet certain FDA standards (Our products are classified as Class I, II and III in the European Union (EU) and subject to regulation by our European Notified Body). None of our medical devices are included in a category for which the FDA requires a premarket approval whereby we would be tasked with independently demonstrating from clinical data that our new medical device is safe and effective. Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product's marketing or notification from the FDA to halt the distribution of certain medical devices. Products marketed in the EU and other countries require preparation of technical files and dossiers which demonstrate compliance with applicable local regulations.

      Our operations have quality assurance/regulatory compliance groups which have been tasked with monitoring compliance with design specifications and relevant government regulations for all of our products and quality systems. We and substantially all of our products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, Safe Medical Device Act of 1990, Medical Device Modernization Act of 1997, Medical User Fee and Modernization Act of 2002 and similar international regulations, such as the European Union Medical Device Directives.

      As a manufacturer of medical devices, the FDA's Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820, set forth standards for our product design and manufacturing processes, require the maintenance of certain records, provide for on-site inspection of our facilities and continuing review by the FDA. Many of our products are also subject to industry-defined standards. Such industry-defined product standards are generally formulated by committees of the Association for the Advancement of Medical Instrumentation (AAMI), International Electrotechnical Commission (IEC) and the International Organization for Standardization (ISO). We believe that our products presently meet applicable standards in all material respects.

      We market our products in several foreign countries and therefore are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements and import laws. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries. These regulations require companies that wish to manufacture and distribute medical devices in the European Union maintain quality system certification through European Union recognized Notified Bodies. These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries. Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. We believe that our products currently meet applicable standards for the countries in which they are marketed.

      Our products may become subject to recall or market withdrawal regulations and we have made product recalls in the past. No product recall has had a material effect on our financial condition or results of operations, however there can be no assurance that regulatory issues will not have a material adverse effect in the future.

      Any change in existing federal, state, foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations may result in a material adverse effect on our financial condition or results of operations.

Employees

      As of December 31, 2004, we had approximately 2,830 full-time employees, including more than 1,893 in operations, 136 in research and development, and the remaining in sales, marketing and related administrative support. We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage. None of our employees are represented by a labor union.

Risk Factors

      An investment in our common stock involves a high degree of risk. Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See "Forward Looking Statements".

      Our financial performance is subject to the risks inherent in our acquisition strategy, including the effects of increased borrowing and integration of newly acquired businesses or product lines.

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

      Failure to comply with regulatory requirements may result in recalls, fines or materially adverse implications.

      All of our products are classified as medical devices subject to regulation by the FDA. As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations. Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements which vary from country to country. Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign approvals may differ from FDA requirements. Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

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

      In addition to the Quality System Regulations, many of our products are also subject to industry-defined standards. We may not be able to comply with these regulations and standards due to deficiencies in component parts or our manufacturing processes. If we are not able to comply with the Quality System Regulations or industry-defined standards, we may not be able to fill customer orders and we may decide to cease production of non-compliant products. Failure to produce products could affect our profit margins and could lead to loss of customers.

      Our products are subject to product recall and we have made product recalls in the past. Although no recall has had a material adverse effect on our business, financial condition or results of operations, we cannot assure you that regulatory issues will not have a material adverse effect in the future or that product recalls will not harm our reputation and our customer relationships.

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

      o our inability to supply products to them, as a result of product recall, market withdrawal or back-order;

      o the introduction by competitors of new products or new features to existing products;

      o     the introduction by competitors of alternative  surgical technology;
            and

      o advances in surgical procedures, discoveries or developments in the health care industry.

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

      We may not be able to keep pace with technology or to develop viable new products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include:

      o     capital constraints;

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

      o     the market's readiness to accept new products;

      o having adequate financial and technological resources for future product development and promotion;

      o     the efficacy of our products; and

      o     the  prices  of  our   products   compared  to  the  prices  of  our
            competitors' products.

      If our new products do not achieve market acceptance, we may be unable to recover our investments and may lose business to competitors.

      In addition, some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See "Competition" for a further discussion of these competitive forces.

      Our Senior credit agreement contains covenants which may limit our flexibility or prevent us from taking actions.

      Our Senior credit agreement contains, and future credit facilities are expected to contain, certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

      o     incur indebtedness;

      o     make investments;

      o     engage in transactions with affiliates;

      o     pay  dividends  or  make  other   distributions  on,  or  redeem  or
            repurchase, capital stock;

      o     sell assets; and

      o     pursue acquisitions.

      These covenants, unless waived, may prevent us from pursuing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our ability to comply with such provisions may be affected by events beyond our control. In the event of any default under our credit agreement, the credit agreement lenders may elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable. If we were unable to repay such borrowings, the credit agreement lenders could proceed against collateral securing the credit agreement, which consists of substantially all of our property and assets, except for our accounts receivable and related rights which are sold in connection with the accounts receivable sales agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the accounts receivable sales agreement. Our credit agreement also contains a material adverse effect clause which may limit our ability to access additional funding under our credit agreement should a material adverse change in our business occur.

      Our substantial leverage and debt service requirements may require us to adopt alternative business strategies.

      We have indebtedness that is substantial in relation to our shareholders' equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations. As of December 31, 2004, we had $294.5 million of debt outstanding, representing 40% of total capitalization and which does not include the $49 million of accounts receivable sold under the accounts receivable sales agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

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

      Under our accounts receivable sales agreement, there are certain statistical ratios which must be maintained relating to the pool of receivables in order for us to continue selling to the purchaser. These ratios relate to sales dilution and losses on accounts receivable. If new accounts receivable arising in the normal course of business do not qualify for sale or the purchaser otherwise ceases to purchase our receivables, we may require access to alternate sources of working capital, which may be more expensive or difficult to obtain. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the "purchaser commitment"), on an annual basis from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 21, 2004 whereby it was extended for an additional year. In the event we are unable to renew our purchaser commitment in the future, we would need to access alternate sources of working capital which may be more expensive or difficult to obtain.

      If we infringe third parties' patents, or if we lose our patents or they are held to be invalid, we could become subject to liability and our competitive position could be harmed.

      Much of the technology used in the markets in which we compete is covered by patents. We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2005 through 2022 and have additional patent applications pending. See "Research and Development" for a further description of our patents. The loss of our patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial. We cannot assure you that:

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

      Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand. Likewise, our health care distributor customers purchase our products for ultimate resale to health care providers in quantities sufficient to meet the anticipated requirements of the distributors' customers. Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us. This could result in reduced sales during a financial accounting period.

      Our significant international operations subject us to risks associated with operating in foreign countries.

      A significant portion of our revenues are derived from foreign sales. As a result, our international presence exposes us to certain inherent risks, including:

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

      The nature of our products as medical devices and today's litigious environment should be regarded as potential risks which could significantly and adversely affect our financial condition and results of operations. The insurance we maintain to protect against claims associated with the use of our products have deductibles and may not adequately cover the amount or nature of any claim asserted against us. We are also exposed to the risk that our insurers may become insolvent or that premiums may increase substantially. See "Legal Proceedings" for a further discussion of the risk of product liability actions and our insurance coverage.

      Damage to our physical properties as a result of windstorm, earthquake, fire or other natural or man-made disaster may cause a financial loss and a loss of customers.

      Although we maintain insurance coverage for physical damage to our property and the resultant losses that could occur during a business interruption, we are required to pay deductibles and our insurance coverage is limited to certain caps. For example, our deductible for windstorm damage to our Florida property amounts to 1% of any loss and coverage for earthquake damage to our California properties is limited to $5 million. Further, while insurance reimburses us for our lost gross earnings during a business interruption, if we are unable to supply our customers with our products for an extended period of time, there can be no assurance that we will regain the customers' business once the product supply is returned to normal.

Item 2. Properties

Facilities

      The following table sets forth certain information with respect to our principal operating facilities. We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location                       Square Feet    Own or Lease     Lease Expiration
---------------------------    -----------    ------------     ----------------

Utica, NY (two facilities)        650,000          Own               --
Largo, FL                         278,000          Own               --
Rome, NY                          120,000          Own               --
Centennial, CO                     65,000          Own               --
Tampere, Finland                    5,662          Own               --
El Paso, TX                        96,000         Lease           March 2010
Billerica, MA                      60,000         Lease         September 2007
Juarez, Mexico                     44,000         Lease         December 2009
Montreal, Canada (two                                            April 2007 &
   facilities)                     20,940         Lease           March 2009
Santa Barbara, CA                  18,600         Lease         December 2008
Frenchs Forest, Australia          16,909         Lease           July 2008
Tampere, Finland                   15,457         Lease           Open Ended
Brussels, Belgium                  14,660         Lease          August 2012
Anaheim, CA                        14,037         Lease          October 2012
Mississauga, Canada                13,500         Lease            May 2008
Swindon, Wiltshire, UK             10,000         Lease         December 2015
Portland, OR                        9,107         Lease         September 2008
Seoul, Korea                        7,513         Lease          August 2005
Frankfurt, Germany                  6,900         Lease         December 2012
Shepshed, Leicestershire,UK         5,000         Lease          October 2015
Barcelona, Spain                    2,691         Lease            May 2009
Rungis Cedex, France                2,637         Lease         November 2011
Graz, Austria                       2,174         Lease          October 2008
San Juan Capistrano, CA             2,000         Lease          January 2006
Tirat ha-Carmel, Israel             1,076         Lease         December 2006
Maastricht, Netherlands               258         Lease           July 2005

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

      Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol "CNMD". At March 9, 2005, there were 1,142 registered holders of our common stock and approximately 10,433 accounts held in "street name".

      The following table sets forth quarterly high and low sales prices for the years ended December 31, 2003 and 2004, as reported by the Nasdaq Stock Market.

                                                    2003
                                         --------------------------
      Period                              High                 Low
                                         --------------------------
      First Quarter                      $20.74              $13.95

      Second Quarter                      20.83               16.69

      Third Quarter                       22.00               18.21

      Fourth Quarter                      24.30               19.52

                                                    2004
                                         --------------------------
      Period                              High                 Low
                                         --------------------------

      First Quarter                      $29.54              $23.72

      Second Quarter                      30.89               24.00

      Third Quarter                       27.92               20.73

      Fourth Quarter                      30.02               25.47

      We did not pay cash dividends on our common stock during 2003 or 2004 and do not currently intend to pay dividends for the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

      Our Board of Directors has authorized a share repurchase program; See Note 8 to the Consolidated Financial Statements for further discussion.

      Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth in the section captioned "Stock Option Plans" in CONMED Corporation's definitive Proxy Statement or other informational filing for our 2005 Annual Meeting of Stockholders and all such information is incorporated herein by reference.

Item 6. Selected Financial Data

      The following table sets forth selected historical financial data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The financial data set forth below should be read in conjunction with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                             Years Ended December 31,
                                                      ----------------------------------------------------------------------
                                                         2000           2001           2002           2003           2004
                                                      ----------------------------------------------------------------------
                                                                       (in thousands, except per share data)
Statements of Operations Data (1):
     Net sales                                        $ 395,873      $ 428,722      $ 453,062      $ 497,130       $ 558,388
     Cost of sales (2)                                  188,223        204,374        215,891        237,433         271,496
                                                      ---------      ---------      ---------      ---------       ---------
     Gross profit                                       207,650        224,348        237,171        259,697         286,892
                                                      ---------      ---------      ---------      ---------       ---------
     Selling and administrative                         126,807        140,560        139,735        157,453         183,183
     Research and development                            14,870         14,830         16,087         17,306          20,205
     Write-off of in-process
        research and development (3)                         --             --             --          7,900          16,400
     Other expense (income)(4)                            1,509             --          2,000         (2,917)          3,943
                                                      ---------      ---------      ---------      ---------       ---------
     Income from operations                              64,464         68,958         79,349         79,955          63,161
     Loss on early extinguishment
        of debt (5)                                          --             --          1,475          8,078             825
     Interest expense                                    34,286         30,824         24,513         18,868          12,774
                                                      ---------      ---------      ---------      ---------       ---------
     Income before income taxes                          30,178         38,134         53,361         53,009          49,562
     Provision for income taxes                          10,864         13,728         19,210         20,927          16,097
                                                      ---------      ---------      ---------      ---------       ---------
     Net income (6)                                   $  19,314      $  24,406      $  34,151      $  32,082       $  33,465
                                                      =========      =========      =========      =========       =========

Earnings Per Share (7)
     Basic                                            $    0.84      $    1.02      $    1.25      $    1.11       $    1.13
                                                      =========      =========      =========      =========       =========
     Basic adjusted for SFAS 142 (6)                  $    1.08      $    1.25      $    1.25      $    1.11       $    1.13
                                                      =========      =========      =========      =========       =========

     Diluted                                          $    0.83      $    1.00      $    1.23      $    1.10       $    1.11
                                                      =========      =========      =========      =========       =========
     Diluted adjusted for SFAS 142 (6)                $    1.07      $    1.23      $    1.23      $    1.10       $    1.11
                                                      =========      =========      =========      =========       =========

Weighted Average Number of Common
Shares In Calculating (7):

     Basic earnings per share                            22,967         24,045         27,337         28,930          29,523
                                                      =========      =========      =========      =========       =========
     Diluted earnings per share                          23,271         24,401         27,827         29,256          30,105
                                                      =========      =========      =========      =========       =========

Other Financial Data:
     Depreciation and amortization                    $  29,487      $  30,148      $  22,370      $  24,854       $  26,868
     Capital expenditures                                14,050         14,443         13,384          9,309          12,419
     Ratio of earnings to fixed
        charges (8)                                        1.85           2.20           3.12           3.72            4.63

Balance Sheet Data (at period end):
     Cash and cash equivalents                        $   3,470      $   1,402      $   5,626      $   5,986       $   4,189
     Total assets                                       679,571        701,608        742,140        805,058         872,825
     Long-term debt (including
        current portion)                                378,748        335,929        257,387        264,591         294,522
     Total shareholders' equity                         230,603        283,634        386,939        433,490         447,983

(1) Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. See additional discussion in Note 2 to the Consolidated Financial Statements.

(2) Includes acquisition-related charges of $1.6 million in 2001, $1.3 million in 2003 and $4.4 million in 2004. Amounts recorded in 2004 consisted of $2.3 million related to the step-up to fair value of inventory acquired as a result of the Bard Endoscopic Technologies acquisition and $2.1 million representing the incremental costs incurred during the transition period in which we are continuing to purchase the acquired products from C.R. Bard. See additional discussion in Note 2 to the Consolidated Financial Statements.

(3) During 2003, we recorded a $7.9 million charge to write-off in-process research and development assets acquired as a result of our purchase of Bionx Implants, Inc. discussed in Note 2 to the Consolidated Financial Statements. No benefit for income taxes was recorded as these costs are not deductible for income tax purposes.

      During 2004, we recorded a $16.4 million charge to write-off the tax-deductible in-process research and development assets acquired as a result of our purchase of the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. discussed in Note 2 to the Consolidated Financial Statements.

(4) Includes a severance charge of $1.5 million related to the restructuring of our arthroscopy sales force in 2000; $2.0 million charge related to the settlement of a patent infringement case in 2002; $9.0 million gain on the settlement of a contractual dispute, $2.8 million in pension settlement costs and $3.2 million in acquisition-related charges in 2003; $2.4 million charge related to the termination of a product offering and $1.5 million in acquisition-related charges in 2004. See additional discussion in Note 12 to the Consolidated Financial Statements.

(5) Includes in 2002, 2003 and 2004, charges of $1.5 million, $8.1 million and $0.8 million, respectively, related to losses on early extinguishment of debt. See additional discussion in Note 6 to the Consolidated Financial Statements.

(6) Effective January 1, 2002, the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") were adopted relative to the cessation of amortization for goodwill and certain intangible assets. Had we accounted for goodwill and certain intangibles in accordance with SFAS 142 for all periods presented, net income would have been $24.9 million in 2000 and $30.1 million in 2001.

(7) Earnings per share and the number of shares used in the calculation of earnings per share have been restated to retroactively reflect a three-for-two split of our common stock effected in the form of a common stock dividend and paid on September 7, 2001.

(8) The ratio of earnings to fixed charges is calculated by dividing fixed charges into income before income taxes plus fixed charges. Fixed charges include interest expense and the estimated interest component of rent expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with Selected Financial Data (Item 6), and our Consolidated Financial Statements and related notes contained elsewhere in this report.

Overview of CONMED Corporation

      CONMED Corporation ("CONMED", the "Company", "we" or "us") is a worldwide developer, manufacturer and distributor of a broad portfolio of advanced surgical instruments and medical devices with an emphasis on minimally invasive procedures and monitoring. Our products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology. We offer surgical products and technologies to our customers through six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

                                                2002       2003       2004

      Arthroscopy                                36%        37%        37%

      Powered Surgical Instruments               25         25         23

      Electrosurgery                             15         15         15

      Patient Care                               16         14         14

      Endosurgery                                 8          9          8

      Endoscopic Technologies                    --         --          3
                                                ---        ---        ---

      Consolidated Net Sales                    100%       100%       100%
                                                ===        ===        ===

      A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 29%, 33% and 35% in 2002, 2003 and 2004, respectively.

Business Environment, Opportunities and Challenges

      The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends which are driving the growth for our surgical and patient care products.

      We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines and realize economies of scale. In 2003 we made important progress in broadening our Arthroscopy product line with the acquisition of Bionx Implants, Inc. (the "Bionx acquisition" - See Note 2 to the Consolidated Financial Statements). In January 2004, we announced an agreement with Dolphin Medical, Inc., a subsidiary of OSI Systems, Inc., under which we became the exclusive North American distributor for a full line of Dolphin(R) pulse oximetry products. These products are included in our Patient Care product line.

      On September 30, 2004 we completed the acquisition of certain products of the Endoscopic Technologies Division of C.R. Bard, Inc. (the "Bard Endoscopic Technologies acquisition" - See Note 2 to the Consolidated Financial Statements). The acquired product line consists of various disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Several of the products are used in conjunction with electrosurgical devices to cause hemostasis following the removal of diseased tissue. It is anticipated that these products will complement our current Electrosurgery product offerings. Manufacturing of the products is currently being conducted in various C.R. Bard facilities under a transition agreement. It is anticipated that future manufacturing will be shifted to our facilities during the third quarter of 2005.

      Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In February 2005, we unveiled several new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include an Advantage(R) Turbo Arthroscopic Shaver System; PINN-ACL(R) cross pin device; Lightwave(TM) suction ablator; PowerProMax(TM) powered instrument handpieces, batteries and attachments; ThRevo(TM) triple-loaded suture anchor; and SuperRevo(R)/Bio-Anchor(R)/Duet(TM)/Impact(TM) suture anchors pre-threaded with Herculine(TM).

      Our current research initiatives include the development of reflectance technology products. This technology permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques ("Pro2(R)"). We anticipate a 2005 product launch in the United States and Europe.

      Additionally, in 2003 we acquired technology for a product referred to as Endotracheal Cardiac Output Monitor ("ECOM"). Our ECOM product offering is expected to replace catheter monitoring of cardiac output with a specially designed endotracheal tube which utilizes proprietary bio-impedance technology. A large portion of the development of this product, as well as future product enhancements, will be conducted in our newly created research subsidiary in Israel. In June 2004, CONMED and our Israeli subsidiary were awarded a $1 million grant from the Israel-U.S. Binational Industrial Research and Development Foundation to assist in product development. We anticipate a 2006 product launch in the United States and Europe.

      Certain of our products, particularly our line of surgical suction instruments, tubing and ECG electrodes, are more commodity in nature, with limited opportunity for product differentiation. These products compete in mature, price sensitive markets. As a result, while sales volumes have continued to increase, we have experienced and expect that we will continue to experience pricing and margin pressures in these product lines. We believe that we may continue to profitably compete in these product lines by maintaining and improving our low cost manufacturing structure. In addition, we expect to continue to use cash generated from these low margin, low capital intensive products to invest in, improve and expand higher margin product lines.

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

Revenue Recognition

      Revenue is recognized when title has been transferred to the customer which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

      o Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped. Payment by the customer is due under fixed payment terms.

      o We place certain of our capital equipment with customers in return for commitments to purchase disposable products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital equipment shipment and we recognize revenue upon the disposable product shipment. The cost of the equipment is amortized over the term of individual commitment agreements.

      o Product returns are only accepted at the discretion of the Company and in accordance with our "Returned Goods Policy". Historically the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

      o The Company's terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

      o Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $7.5 million, $8.3 million and $9.3 million for 2002, 2003 and 2004, respectively.

      o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2004 is adequate to provide for probable losses resulting from accounts receivable.

Inventory Reserves

      We maintain reserves for excess and obsolete inventory resulting from the inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an on-going basis. Such marketplace changes may result in our products becoming obsolete. We make estimates regarding the future recoverability of the costs of our products and record a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required. We believe that our current inventory reserves are adequate.

Business Acquisitions

      We have a history of growth through acquisitions, including the Bard Endoscopic Technologies acquisition in 2004. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $334.5 million and other intangible assets of $195.2 million as of December 31, 2004.

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

      Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets which continue to be subject to amortization are also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization. An intangible asset is determined to be impaired when estimated undiscounted future cash flows indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized by reducing the recorded value to its current fair value. Although no goodwill or other intangible asset impairment has been recorded to date, there can be no assurance that future impairment will not occur. It is our policy to perform annual impairment tests in the fourth quarter.

      In connection with the Bard Endoscopic Technologies acquisition, significant estimates were made in the $16.4 million valuation of purchased in-process research and development assets. The purchased in-process research and development value relates to next generation gastro-intestinal products, which are expected to be released between the fourth quarter of 2005 and second quarter of 2006. The acquired projects include enhancements and upgrades to existing device technology, introduction of new device functionality and the development of new technology for gastro-intestinal applications.

      The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales.
Estimated future net cash flows were discounted back to their present values using a discount rate of 17%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry, adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man-hours and complexity of the work completed versus to be completed and other risks associated with achieving commercial feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $8.5 million and the remaining costs to complete these projects were approximately $5.0 million as of the acquisition date.

      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technologies and products based on the data from clinical trials and obtaining the necessary regulatory approvals. In addition, no assurance may be made that the underlying assumptions used to forecast the future cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

      See  Note  2  to  the  Consolidated   Financial   Statements  for  further
discussion.

Pension Plan

      We sponsor a defined benefit pension plan covering substantially all our employees. Overall benefit levels provided under the plan were reduced effective January 1, 2004 resulting in a reduction in the projected benefit obligation of approximately $6.4 million. Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan's measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

      Lower market interest rates have resulted in us lowering the discount rate used in determining pension expense from 6.25% in 2004 to 5.75% in 2005. This change in assumption will result in higher pension expense during 2005.

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

      We have estimated our rate of increase in employee compensation levels at 3.0% consistent with our internal budgeting.

      As of December 31, 2004, the Company changed from the 1984 Unisex Pension mortality table to the 1994 Group Annuity Reserving mortality table for purposes of determining expected mortality. This change in assumption will result in higher pension expense during 2005.

      Based on these and other factors, 2005 pension expense is estimated at approximately $4.5 million. Actual expense may vary significantly from this estimate.

      See  Note  10  to  the  Consolidated   Financial  Statements  for  further
discussion.

Income Taxes

      The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $22.7 million at December 31, 2004. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

      We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with the Bionx acquisition. Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.

      See  Note  7  to  the  Consolidated   Financial   Statements  for  further
discussion.

Results of Operations

      The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

                                                    Year Ended December 31,
                                                    -----------------------
                                                2002         2003       2004
                                                ----         ----       ----

Net sales ...............................       100.0%       100.0%     100.0%
Cost of sales ...........................        47.7         47.8       48.6
                                              -------      -------    -------
   Gross margin .........................        52.3         52.2       51.4
Selling and administrative expense ......        30.8         31.7       32.8
Research and development expense ........         3.6          3.4        3.6
Write-off of purchased in-process
  research and development assets .......          --          1.7        2.9
Other expense (income), net .............         0.4         (0.6)       0.8
                                              -------      -------    -------
   Income from operations ...............        17.5         16.0       11.3
Loss on early extinguishment of debt ....         0.3          1.6        0.1
Interest expense ........................         5.5          3.7        2.3
                                              -------      -------    -------
Income before income taxes ..............        11.7         10.7        8.9
Provision for income taxes ..............         4.2          4.2        2.9
                                              -------      -------    -------
   Net income ...........................         7.5%         6.5%       6.0%
                                              =======      =======    =======

2004 Compared to 2003

      Sales for 2004 were $558.4 million, an increase of $61.3 million (12.3%) compared to sales of $497.1 million in 2003. The Bionx acquisition and Bard Endoscopic Technologies acquisition accounted for $3.3 million and $15.7 million of the increase, respectively, and favorable foreign currency exchange rates accounted for $9.7 million. The Bionx acquisition and Bard Endoscopic Technologies acquisition are described more fully in Note 2 to the Consolidated Financial Statements.

      o Arthroscopy sales increased $22.9 million (12.6%) in 2004 to $204.9 million from $182.0 million in 2003, principally as a result of the Bionx acquisition and increased sales of our procedure specific, knee reconstruction, soft tissue fixation and video imaging products for arthroscopy and general surgery. This increase was offset in part by reduced sales of integrated operating room systems and equipment.

      o Powered surgical instrument sales increased $6.6 million (5.4%) in 2004 to $128.6 million from $122.0 million in 2003, principally as a result of increased sales of our PowerPro(R) line of large bone instruments. This increase was partially offset by decreased sales of our small bone instruments and specialty product offerings.

      o Patient care sales increased $5.9 million (8.4%) in 2004 to $75.9 million from $70.0 million in 2003, principally as a result of increased sales of our pulse oximetry monitoring devices, ECG electrodes, surgical suction instruments and other patient care products.

      o Electrosurgery sales increased $8.6 million (11.1%) in 2004 to $85.9 million from $77.3 million in 2003, principally as a result of increased sales of electrosurgical disposable ground pads and pencils.

      o Endosurgery sales increased $1.6 million (3.5%) in 2004 to $47.4 million from $45.8 million in 2003, as a result of increased sales of our various laparoscopic instrument products and systems.

      o Endoscopic Technologies sales for 2004 were $15.7 million representing the inclusion of results of operations for the former Endoscopic Technologies Division of C.R. Bard since the date of acquisition.

      Cost of sales increased to $271.5 million in 2004 compared to $237.4 million in 2003, primarily as a result of increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased from 52.2% in 2003 to 51.4% in 2004. We incurred $4.4 million and $1.3 million of acquisition-related expenses during 2004 and 2003, respectively, which have been included in cost of sales. The decrease in gross margin percentage in 2004 as compared to 2003 is principally due to the increase in acquisition-related expenses.

      The $4.4 million of acquisition-related charges included in costs of sales in 2004, consists of the following: $2.3 million of expense which represents a portion of the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition; and $2.1 million in charges representing the incremental costs we are incurring during a transition period in which we are continuing to purchase the acquired products from C.R. Bard. During 2005, we expect to continue to experience higher incremental costs until manufacturing of the acquired products is integrated into our facilities during the third quarter of 2005.

      Selling and administrative expense increased to $183.2 million in 2004 as compared to $157.5 million in 2003. Selling and administrative expense as a percentage of net sales increased to 32.8% in 2004 from 31.7% in 2003. This increase of 1.1 percentage points is attributable to increased selling expenses primarily associated with the transition to a larger, independent sales agent based sales force in our arthroscopy and powered surgical instrument product lines (0.6 percentage points) and increased administrative expenses associated with litigation against Johnson & Johnson (See Note 11 to the Consolidated Financial Statements) and our Sarbanes-Oxley compliance program (0.5 percentage points).

      Research and development expense was $20.2 million in 2004 compared to $17.3 million in 2003. As a percentage of net sales, research and development expense increased to 3.6% in 2004 from 3.4% in 2003. The increase in research and development expense as a percentage of sales is principally a result of increased spending on the development of our Pro2(R) reflectance pulse oximetry system and endotracheal cardiac output monitor for our Patient Care business. The addition of the Endoscopic Technologies business in September 2004 also contributed to the increase in research and development expense.

      As discussed in Note 2 to the Consolidated Financial Statements, we wrote-off $16.4 million and $7.9 million of purchased in-process research and development assets associated with the Bard Endoscopic Technologies acquisition and Bionx acquisition in 2004 and 2003, respectively.

      As discussed in Note 12 to the Consolidated Financial Statements, other expense in 2004 consisted primarily of $2.4 million of expenses associated with the termination of our surgical lights product offering and $1.5 million of expenses related to the Bard Endoscopic Technologies acquisition. We expect to incur an additional $1.6 million in expenses associated with the termination of our surgical lights product offering in 2005. As discussed in Note 12 to the Consolidated Financial Statements, other income in 2003 consisted of a $9.0 million net gain on the settlement of a contractual dispute, $2.8 million in pension settlement costs associated with the restructuring of our orthopedic sales force and $3.2 million in acquisition costs related primarily to the acquisition of CORE Dynamics, Inc. (the "CORE acquisition" - See Note 2 to the Consolidated Financial Statements) and Bionx acquisition.

      During 2004, we recorded $0.8 million in losses on the early extinguishment of debt related to the refinancing of a portion of the term loans under our senior credit agreement through the issuance of 2.50% convertible senior subordinated notes. See additional discussion under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources and Note 6 to the Consolidated Financial Statements.

      Interest expense in 2004 was $12.8 million compared to $18.9 million in 2003. The decrease in interest expense is primarily a result of lower weighted average borrowings outstanding in 2004 as compared to 2003 and lower weighted average interest rates on our borrowings (4.17% in 2004 as compared to 5.99% in 2003) inclusive of the implicit finance charge on our accounts receivable sale facility. The decrease in weighted average interest rates on our borrowing is primarily a result of our redemption of $130.0 million in 9% senior subordinated notes in 2003 (See Note 6 to the Consolidated Financial Statements) in favor of lower cost bank debt.

      A provision for income taxes has been recorded at an effective rate of 32.5% in 2004 and 39.5% in 2003. The effective rate for 2004 was lower than that recorded in 2003 and the United States statutory rate of 35.0% as a result of an increase in the estimated benefits to be realized from the Extraterritorial Income Exclusion ("ETI") tax rules on foreign sales. The effective rate in 2003 increased from the statutory rate as a result of the non-deductibility for income tax purposes of the Bionx in-process research and development charge discussed above.

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing ETI for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in an increase in the effective rate of approximately two percentage points for 2005 compared to the 2004 effective tax rate of 32.5%. See additional discussion and a reconciliation of the United States statutory income tax rate to our effective tax rate in Note 7 to the Consolidated Financial Statements.

2003 Compared to 2002

      Sales for 2003 were $497.1 million, an increase of $44.0 million (9.7%) compared to sales of $453.1 million in 2002. The CORE acquisition and Bionx acquisition accounted for $7.2 million and $12.6 million of the increase, respectively, and favorable foreign currency exchange rates accounted for $10.8 million. The Bionx and CORE acquisitions are described more fully in Note 2 to the Consolidated Financial Statements.

      o Arthroscopy sales increased $19.4 million (11.9%) in 2003 to $182.0 million from $162.6 million in 2002. This increase was primarily attributable to the Bionx acquisition and inclusion of full year results from two businesses acquired during 2002 engaged in the design, manufacture and installation of integrated operating room systems and equipment.

      o Powered surgical instrument sales increased $7.7 million (6.7%) in 2003 to $122.0 million from $114.3 million in 2002, primarily as a result of increased sales of our new PowerPro(R) line of powered instrument products.

      o Patient care sales increased $0.3 million (0.4%) in 2003 to $70.0 million from $69.7 million in 2002 as sales of our ECG and surgical suction product lines continued to face significant competition and pricing pressures.

      o Electrosurgery sales increased $7.6 million (10.9%) in 2003 to $77.3 million from $69.7 million in 2002, primarily as a result of increased sales of our new System 5000(R) electrosurgical generator.

      o Endosurgery sales increased $9.0 million (24.5%)in 2003 to $45.8 million from $36.8 million in 2002, principally as a result of the inclusion of full year sales from the CORE acquisition.

      Cost of sales increased to $237.4 million in 2003 compared to $215.9 million in 2002, primarily as a result of the increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased from

52.3%  in 2002 to  52.2% in 2003.  As  discussed  in Note 2 to the  Consolidated
Financial Statements, during 2003, we incurred $1.3 million of acquisition-related charges which have been included in cost of sales. Additionally, as noted above, our ECG and surgical suction product lines continue to face significant competition and pricing pressures resulting in lower gross margins for these product lines.

      Selling and administrative expense increased to $157.5 million in 2003 as compared to $139.7 million in 2002. As a percentage of sales, selling and administrative expense increased to 31.7% in 2003 from 30.8% in 2002. This increase of 0.9 percentage points is primarily attributable to the transition to a larger, independent sales agent based sales force in our arthroscopy and powered surgical instrument product lines. During 2003, we restructured our arthroscopy and powered surgical instrument sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase is part of our integration plan for the Bionx acquisition. As part of the sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. As a result of this restructuring, we now have 18 exclusive sales agent groups managing 230 arthroscopy and powered surgical instrument sales representatives. The transition of the sales force and greater number of sales staff is expected to result in higher future sales growth in our arthroscopy and powered surgical instrument product lines.

      Research and development expense was $17.3 million in 2003 compared to $16.1 million in 2002. As a percentage of sales, research and development expense decreased to 3.4% in 2003 from 3.6% in 2002 due to higher net sales. The increase in research and development spending is principally as a result of the Bionx acquisition and represents continued research and development efforts focused primarily on product development in the arthroscopy and powered surgical instrument product lines.

      As discussed in Note 2 to the Consolidated Financial Statements, during the first quarter of 2003 we wrote-off purchased in-process research and development assets of $7.9 million associated with the Bionx acquisition.

      As discussed in Note 12 to the Consolidated Financial Statements, other income in 2003 consisted primarily of a $9.0 million net gain on the settlement of a contractual dispute, $2.8 million in pension settlement costs associated with the restructuring of our orthopedic sales force and $3.2 million in costs related primarily to the CORE acquisition and Bionx acquisition. Other expense in 2002 consisted of a $2.0 million loss on the settlement of a patent dispute.

      As discussed in Note 6 to the Consolidated Financial Statements, we repurchased $130.0 million of our 9% senior subordinated notes during 2003 and recorded a loss on the early extinguishment of debt in the amount of $8.1 million. This amount represents call premium and unamortized deferred financing costs associated with the purchase. During 2002, we recorded an expense in the amount of $1.5 million related to the refinancing of our debt agreements.

      Interest expense in 2003 was $18.9 million compared to $24.5 million in 2002. The decrease in interest expense is primarily a result of lower weighted average borrowings outstanding in 2003 as compared to 2002 and lower weighted average interest rates on our borrowings (5.99% in 2003 as compared to 7.45% in 2002) inclusive of the implicit finance charge on our accounts receivable sale facility. The decrease in weighted average interest rates on our borrowing is primarily a result of our redemption of $130.0 million in 9% senior subordinated notes in 2003

(See Note 6 to the Consolidated Financial Statements) in favor of lower cost bank debt.

      A provision for income taxes has been recorded at an effective rate of 39.5% in 2003 and 36.0% in 2002. The effective rate for 2003 was substantially higher than that recorded in 2002 and the United States statutory rate of 35.0% as a result of the non-deductibility for income tax purposes of the Bionx in-process research and development charge discussed above. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

      Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the senior credit agreement. We have historically met these liquidity requirements with funds generated from operations, including sales of accounts receivable and borrowings under our revolving credit facility. In addition, we use term borrowings, including borrowings under our senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

Operating cash flows

      Our net working capital position was $159.9 million at December 31, 2004. Net cash provided by operating activities was $48.4 million, $58.4 million and $74.8 million for 2002, 2003 and 2004, respectively.

      Net cash provided by operating activities in 2004 was favorably impacted by the following noncash charges to income: depreciation, amortization, deferred income taxes, pension costs in excess of pension contributions, the write-off of purchased in-process research and development assets and the write-off of unamortized deferred financing costs. Also benefiting cash flow from operations were the income tax benefit of stock option exercises, increased sales of accounts receivable, increases in accounts payable and accrued compensation and decreases in inventory.

      Net cash provided by operating activities in 2004 was unfavorably impacted principally by increases in other assets and decreases in other liabilities as a result of timing of cash payments, increased cash payments for income taxes and increases in accounts receivable as a result of increased sales levels.

Investing cash flows

      Capital expenditures were $13.4 million, $9.3 million and $12.4 million for 2002, 2003 and 2004, respectively. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at the same approximate rate during 2005.

      Net cash flow used in investing  activities in 2004 consisted primarily of
$81.3  million  in  payments   related  to  the  Bard  Endoscopic   Technologies
acquisition.

Financing cash flows

      Net cash provided by (used in) financing activities during 2004 consisted of the following: $15.2 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan (See Note 8 to the Consolidated Financial Statements); $114.9 million in net repayments under the senior credit agreement; $5.1 million in net repayments on mortgage notes;
$150.0 million in gross proceeds from the issuance of 2.50% convertible senior subordinated notes; $5.8 million in payments related to the offering of the 2.50% convertible senior subordinated notes; $6.2 million net change in cash overdrafts; and the repurchase of 1.1 million shares of our common stock at an aggregate cost of approximately $30.0 million.

      Our senior credit agreement consists of a $100 million revolving credit facility and a $260 million term loan. At December 31, 2004 there were no amounts outstanding on the revolving credit facility. The aggregate amount outstanding on the term loan was $128.1 million at December 31, 2004. The term loan is scheduled to be repaid in quarterly installments over a period of approximately 5 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in December 2009. We have made all scheduled term loan repayments as they have come due. We may also be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. No such payments were required during 2004. Interest rates on the term facility and the revolving credit facility are at the London Interbank Offered Rate ("LIBOR") plus 2.25% (4.65% at December 31, 2004).

      The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which have been sold in connection with our accounts receivable sales agreement (See Note 1 to the Consolidated Financial Statements). The senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The senior credit agreement contains a material adverse effect clause which could limit our ability to access additional funding under our revolving credit facility should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

      Outstanding debt assumed in connection with the 2001 purchase of property in Largo, Florida utilized by our CONMED Linvatec subsidiary consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $8.3 million and $8.2 million, respectively, at December 31, 2004. These loans are secured by our Largo, Florida property.

      On November 11 2004, we completed an offering, in a private placement, of $150.0 million in 2.50% convertible senior subordinated notes (the "Notes") due 2024. This offering has allowed us to fix interest rates on $150.0 million of our total outstanding long-term debt at 2.50%. The Notes represent our subordinated unsecured obligations and are convertible under the following circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock: when the closing price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days exceeds 130% of the applicable conversion price; after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of the Notes was equal to or less than 97% of the average conversion value of the Notes; if we call a Note for redemption; and based on certain corporate transactions such as if we are party to a consolidation, merger or binding share exchange in which over 50% of our outstanding shares of common stock would be converted into cash, securities or other property, or if another fundamental change (as defined in the bond indenture) occurs. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount. Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share). The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011. Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

      We have determined that the Notes contain two embedded derivatives. The embedded derivatives are recorded at fair value in other long-term liabilities and changes in their value are recorded through the consolidated statement of income. The embedded derivatives have a nominal value, and it is our belief that any change in their fair value would not have a material adverse effect on our business, financial condition or results of operations.

      The Notes offering resulted in gross proceeds of $150.0 million, less $5.8 million in initial purchaser's discount and other offering related payments which are being amortized to interest expense over a 7 year period through November 15, 2011 (the earliest date at which we may be required to repurchase some or all of the Notes). Net proceeds from the offering and cash on hand were used to repay $82.2 million on the term loan and a further $45.0 million in borrowings then outstanding on the revolving credit facility under our senior credit agreement. (The revolving credit facility borrowings were used to finance a portion of the Bard Endoscopic Technologies acquisition--See Note 2 to the Consolidated Financial Statements). Additionally, in conjunction with the Notes offering, we repurchased $30.0 million of our common stock in privately negotiated transactions. As a result of the $82.2 million prepayment on the term loan, we recorded $0.8 million in losses on the early extinguishment of debt related to the write-off of unamortized deferred financing fees.

      Initial purchasers for the Notes included UBS Securities LLC, Banc of America Securities LLC, Citigroup Global Markets Inc. and JP Morgan Securities Inc. (the "initial purchasers"). The Notes were resold by the initial purchasers to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The Notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States, absent registration or an applicable exemption from such registration requirements. We have filed a registration statement with the Securities and Exchange Commission on Form S-3, which is not yet effective, which will enable the qualified institutional buyers to resell their holdings in the Notes.

      On February 15, 2005, we announced that our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million may be purchased in any calendar year. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We expect to repurchase shares to offset the dilutive effect of the issuance of shares under our employee stock option and employee stock purchase plans, but we may also repurchase shares depending upon market conditions and the market price of our common stock. We expect to finance repurchases from cash-on-hand and amounts available under our senior credit agreement.

      Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future. See "Item 1. Business - Forward Looking Statements."

Off-Balance Sheet Arrangements

      We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a bank (the "purchaser"). The purchaser's share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser's share of collections may be less than the amount of the purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2003 and 2004, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $44.0 million and $49.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser's financing costs to purchase the accounts receivable, were $0.8 million and $1.0 million, in 2003 and 2004, respectively, and are included in interest expense.

      There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the "purchaser commitment"), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 20, 2004 whereby it was extended for an additional year under substantially the same terms and conditions.

Contractual Obligations

      The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business. There were no capital lease obligations as of December 31, 2004.

                                                                     Payments Due by Period

                                                              Less than       1-3            3-5      More than
                                                  Total        1 Year        Years          Years      5 Years
                                                --------      --------      --------      --------    ---------
Long-term debt ......................           $294,522      $  4,037      $  8,601      $124,112     $157,772
Purchase Obligations ................             73,059        72,783           255            21           --
Operating lease
    obligations .....................             13,990         2,796         5,208         3,795        2,191
                                                --------      --------      --------      --------     --------
Total contractual
    obligations .....................           $381,571      $ 79,616      $ 14,064      $127,928     $159,963
                                                ========      ========      ========      ========     ========

      In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (See additional discussion under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk") and Note 6 to the Consolidated Financial Statements. We may also be required to make contributions to our pension plan which are not expected to exceed $4.5 million in 2005 (See Note 10 to the Consolidated Financial Statements).

Stock-based Compensation

      We have reserved shares of common stock issuance to employees and directors under three shareholder-approved stock option plans. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant (See Note 8 to the Consolidated Financial Statements).

New Accounting Pronouncements

      See Note 14 to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the potential loss arising from adverse changes in market rates and prices such as commodity prices, foreign currency exchange rates and interest rates. In the normal course of business, we are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. We manage our exposure to these and other market risks through regular operating and financing activities and as necessary through the use of derivative financial instruments.

Foreign currency risk

      A significant portion of our operations consist of sales activities in foreign jurisdictions. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products. As of December 31, 2004, we have not entered into any foreign exchange forward or option contracts designed to hedge the effect of foreign currency transactions. We have mitigated the effect of foreign currency exchange rate risk by transacting a significant portion of our foreign sales in United States dollars. During 2004, changes in currency exchange rates increased sales by approximately $9.7 million and income before income taxes by approximately $6.4 million. In the future, we will continue to evaluate our foreign currency exposure and assess the need to enter into derivative contracts which hedge foreign currency transactions.

Interest rate risk

      At December 31, 2004, we had approximately $128.1 million of variable rate long-term debt under our senior credit agreement; we are not a party to any interest rate swap agreements as of December 31, 2004. Assuming no repayments other than our 2005 scheduled term loan payments, if market interest rates for similar borrowings average 1.0% more in 2005 than they did in 2004, interest expense would increase, and income before income taxes would decrease by $1.3 million. Comparatively, if market interest rates for similar borrowings average 1.0% less in 2005 than they did in 2004, our interest expense would decrease, and income before income taxes would increase by $1.3 million.

Item 8. Financial Statements and Supplementary Data

      Our  2004  Financial  Statements,   as  well  as  the  report  thereon  of
PricewaterhouseCoopers LLP dated March 15, 2005, are included elsewhere herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

      There were no changes in or disagreement with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A. Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation's management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in
Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B. Other Information

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated herein by reference to the sections captioned "Proposal One: Election of Directors" and "Directors, Executive Officers, Senior Officers, and Nominees for the Board of Directors" in CONMED Corporation's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2005.

Item 11. Executive Compensation

      The information required by this item is incorporated herein by reference to the sections captioned "Compensation of Executive Officers", "Stock Option Plans", "Pension Plans" and "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in CONMED Corporation's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2005.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section captioned "Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions" in CONMED Corporation's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2005.

Item 14. Principal Accounting Fees and Services

      The information required by this item is incorporated herein by reference to the section captioned "Audit Fees" in CONMED Corporation's definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Index to Financial Statements

(a)(1)     List of Financial Statements                        Page in Form 10-K
                                                               -----------------

           Management's Report on Internal Control                    54
           Over Financial Reporting

           Report of Independent Registered Public                    55
           Accounting Firm

           Consolidated Balance Sheets at December 31,                57
           2003 and 2004

           Consolidated Statements of Income for the                  58
                Years Ended December 31, 2002, 2003 and
                2004

           Consolidated Statements of Shareholders'                   59
                Equity for the Years Ended December 31,
                2002, 2003 and 2004

           Consolidated Statements of Cash Flows for                  61
                the Years Ended December 31, 2002, 2003
                and 2004

           Notes to Consolidated Financial Statements                 63

   (2)     List of Financial Statement Schedules

           Valuation and Qualifying Accounts (Schedule                91
           II)

           All other schedules have been omitted
                because they are not applicable, or the
                required information is shown in the
                financial statements or notes thereto.

   (3)     List of Exhibits

           The exhibits listed on the accompanying
                Exhibit Index on page 50 below are filed as part of this Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

                                CONMED CORPORATION

                                March 15, 2005


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

Signature                        Title                           Date
---------                        -----                           ----

                                 Chairman of the Board
/s/ EUGENE R. CORASANTI          Chief Executive Officer
-----------------------------    and Director                    March 15, 2005
Eugene R. Corasanti

/s/ JOSEPH J. CORASANTI          President, Chief Operating
-----------------------------    Officer and Director            March 15, 2005
Joseph J. Corasanti

                                 Vice President-Finance
/s/ ROBERT D. SHALLISH JR.       and Chief Financial Officer
-----------------------------    (Principal Financial Officer)   March 15, 2005
Robert D. Shallish, Jr.

                                 Vice President - Corporate
/s/ LUKE A. POMILIO              Controller (Principal
-----------------------------    Accounting Officer)
Luke A. Pomilio                                                  March 15, 2005

/s/ BRUCE F. DANIELS
-----------------------------
Bruce F. Daniels                 Director                        March 15, 2005

/s/ Jo ANN GOLDEN
-----------------------------
Jo Ann Golden                    Director                        March 15, 2005

/s/ STEPHEN M. MANDIA
-----------------------------
Stephen M. Mandia                Director                        March 15, 2005

/s/ WILLIAM D. MATTHEWS
-----------------------------
William D. Matthews              Director                        March 15, 2005

/s/ STUART J. SCHWARTZ
-----------------------------
Stuart J. Schwartz               Director                        March 15, 2005

                                  Exhibit Index

Exhibit No.                                    Description
-----------                                    -----------

2.1              -     Agreement of Purchase  and Sale,  dated as of February 5,
                       2001 by and between Linvatec Corporation and Largo Lakes,
                       I, II and IV, Inc. et al (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 2001).

2.2              -     Agreement  and Plan of Merger  dated  January 13, 2003 by
                       and among CONMED Corporation, Arrow Merger Corporation and Bionx Implants, Inc. (Incorporated by reference to Exhibit 2.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

2.3              -     Asset  Purchase  Agreement,  dated August 18, 2004 by and
                       between  CONMED  Corporation  and C.R.  Bard,  Inc. et al
                       (Incorporated   by   reference  to  Exhibit  2.1  of  the
                       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

2.4              -     First  Amendment  to  Asset  Purchase  Agreement,   dated
                       September 29, 2004 by and between CONMED  Corporation and
                       C.R. Bard, Inc. et al (Incorporated by reference to Exhibit 2.2 of the Company's Quarterly Report on Form
                       10-Q for the quarter ended September 30, 2004).

3.1              -     Amended and Restated By-Laws,  as adopted by the Board of
                       Directors on December 26, 1990 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 1991).

3.2              -     1999  Amendment  to  Certificate  of  Incorporation   and
                       Restated   Certificate   of   Incorporation   of   CONMED
                       Corporation (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

4.1              -     See Exhibit 3.1.

4.2              -     See Exhibit 3.2.

4.3              -     Guarantee  and  Collateral  Agreement,  dated  August 28,
                       2002,  made by  CONMED  Corporation  and  certain  of its
                       subsidiaries   in  favor   of  JP   Morgan   Chase   Bank
                       (Incorporated   by  reference  to  Exhibit  10.2  of  the
                       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.4              -     First  Amendment to Guarantee and  Collateral  Agreement,
                       dated  June 30,  2003,  made by  CONMED  Corporation  and
                       certain of its  subsidiaries  in favor of JP Morgan Chase
                       Bank  and  the   several   banks  and   other   financial
                       institutions or entities from time to time parties thereto

Exhibit No.                                    Description
-----------                                    -----------

                       (Incorporated   by  reference  to  Exhibit  10.2  of  the
                       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.5 Indenture dated November 10, 2004 between CONMED Corporation and The Bank of New York, as Trustee
                       (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.1+            -     Employment  Agreement  between  the Company and Eugene R.
                       Corasanti, dated December 16, 1996 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.2+            -     Amendment  to  December  16,  1996  Employment  Agreement
                       between the Company and Eugene R. Corasanti,  dated March
                       7, 2002 (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.3+            -     Amended and restated Employment Agreement, dated November
                       12, 2004, by and between CONMED Corporation and Joseph J.
                       Corasanti,   Esq.   (Incorporated  by  reference  to  the
                       Company's  Current  Report  on Form  8-K  filed  with the
                       Securities and Exchange Commission on November 16, 2004).

10.4             -     1992 Stock  Option Plan  (including  form of Stock Option
                       Agreement)  (Incorporated  by reference to the  Company's
                       Annual  Report on Form 10-K for the year  ended  December
                       25, 1992).

10.5             -     Amended  and   Restated   Employee   Stock   Option  Plan
                       (including form of Stock Option Agreement) (Incorporated by reference to Exhibit 10.6 of the Company's Annual
                       Report  on Form  10-K for the  year  ended  December  31,
                       1996).

10.6             -     Stock  Option Plan for  Non-Employee  Directors of CONMED
                       Corporation (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.7             -     Amendment to Stock Option Plan for Non-employee Directors
                       of CONMED Corporation (Incorporated by reference to the Company's Definitive Proxy Statement for the 2002 Annual
                       Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.8             -     1999 Long-term  Incentive Plan (Incorporated by reference
                       to the Company's  Definitive Proxy Statement for the 1999
                       Annual  Meeting  filed with the  Securities  and Exchange
                       Commission on April 16, 1999).

10.9             -     Amendment to 1999 Long-term  Incentive Plan (Incorporated
                       by reference to the Company's  Definitive Proxy Statement

Exhibit No.                                    Description
-----------                                    -----------

                       for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.10            -     2002  Employee  Stock  Purchase  Plan   (Incorporated  by
                       reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.11            -     Amended and  Restated  Credit  Agreement,  dated June 30,
                       2003, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 2003).

10.12            -     First Amendment to Amended and Restated Credit Agreement,
                       dated  December 23, 2003,  among CONMED  Corporation,  JP
                       Morgan  Chase  Bank  and  the  several  other   financial
                       institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended
                       December 31, 2003).

10.13            -     Purchase and Sale Agreement  dated November 1, 2001 among
                       CONMED   Corporation,   et  al  and  CONMED   Receivables
                       Corporation (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.14            -     Amendment  No. 1 dated  October 23, 2003 to the  Purchase
                       and Sale  Agreement  dated  November 1, 2001 among CONMED
                       Corporation,  et al and  CONMED  Receivables  Corporation
                       (Incorporated   by  reference  to  Exhibit  10.2  of  the
                       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15            -     Amended  and  Restated  Receivables  Purchase  Agreement,
                       dated   October  23,  2003,   among  CONMED   Receivables
                       Corporation,  CONMED Corporation, and Fleet National Bank
                       (Incorporated   by  reference  to  Exhibit  10.1  of  the
                       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16            -     Second   Amendment   to  Amended  and   Restated   Credit
                       Agreement,  dated September 23, 2004, by and among CONMED
                       Corporation,  JP Morgan  Chase  Bank and other  financial
                       institutions    from   time   to   time   party   thereto
                       (Incorporated   by  reference  to  Exhibit  10.1  of  the
                       Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17            -     Amendment  No. 1, dated  October  20, 2004 to the Amended
                       and  Restated  Receivables   Purchase  Agreement,   dated
                       October 23, 2003, among CONMED  Receivables  Corporation,
                       CONMED   Corporation  and  Fleet  Bank  (Incorporated  by
                       reference  to  Exhibit  10.2 of the  Company's  Quarterly
                       Report on Form 10-Q for the quarter  ended  September 30,
                       2004).

10.18            -     Registration  Rights Agreement,  dated November 10, 2004,
                       among CONMED Corporation and UBS Securities LLC on behalf of Several Initial Purchasers (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16,
                       2004).

12*              -     Computation of ratio of earnings to fixed charges.

14               -     Code of Ethics. The CONMED code of ethics may be accessed
                       via  the  Company's  website  at   http://www.conmed.com/
                       investor-ethics.htm

21*              -     Subsidiaries of the Registrant.

23*              -     Consent, dated March 15, 2005, of  PricewaterhouseCoopers
                       LLP, independent registered public accounting firm.

31.1*            -     Certification  of Eugene R.  Corasanti  pursuant  to Rule
                       13a-15(f) and Rule 15d-15(f) of the  Securities  Exchange
                       Act,   as  adopted   pursuant   to  Section  302  of  the
                       Sarbanes-Oxley Act of 2002.

31.2*            -     Certification of Robert D. Shallish, Jr. pursuant to Rule
                       13a-15(f) and Rule 15d-15(f) of the  Securities  Exchange
                       Act,   as  adopted   pursuant   to  Section  302  of  the
                       Sarbanes-Oxley Act of 2002.

32.1*            -     Certifications  of  Eugene  R.  Corasanti  and  Robert D.
                       Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *     Filed herewith

     +     Management contract or compensatory plan or arrangement.

                     MANAGEMENT'S REPORT ON INTERNAL CONTROL
                            OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of CONMED's internal control over financial reporting as of December 31, 2004. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework". Management has concluded that based on its assessment, CONMED's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of CONMED's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 55.


/s/ Eugene R. Corasanti
---------------------------
Eugene R. Corasanti
Chairman of the Board and
Chief Executive Officer


/s/ Robert D. Shallish, Jr.
---------------------------
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation:

We have completed an integrated audit of CONMED Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control over Financial Reporting", appearing on page 54, that the Company maintained effective internal control over financial reporting as of
December 31, 2004 based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


PricewaterhouseCoopers LLP
Syracuse, New York
March 15, 2005

                               CONMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2004
                (In thousands except share and per share amounts)

                                                                                    2003             2004
                                                                                    ----             ----
ASSETS
Current assets:
     Cash and cash equivalents ...........................................        $   5,986       $   4,189
     Accounts receivable, less allowance for doubtful
         accounts of $1,672 in 2003 and $1,235 in 2004 ...................           60,449          74,593
     Inventories .........................................................          120,945         127,935
     Deferred income taxes ...............................................           10,188          13,733
     Prepaid expenses and other current assets ...........................            3,538           2,492
                                                                                  ---------       ---------
             Total current assets ........................................          201,106         222,942
                                                                                  ---------       ---------
Property, plant and equipment, net .......................................           97,383         101,465
Goodwill, net ............................................................          290,562         334,483
Other intangible assets, net .............................................          193,969         195,234
Other assets .............................................................           22,038          18,701
                                                                                  ---------       ---------
             Total assets ................................................        $ 805,058       $ 872,825
                                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...................................        $   4,143       $   4,037
     Accounts payable ....................................................           18,320          28,913
     Accrued compensation and benefits ...................................           10,685          12,655
     Income taxes payable ................................................           10,877           5,870
     Accrued interest ....................................................              279             748
     Other current liabilities ...........................................           10,551          10,838
                                                                                  ---------       ---------
             Total current liabilities ...................................           54,855          63,061
                                                                                  ---------       ---------

Long-term debt ...........................................................          260,448         290,485
Deferred income taxes ....................................................           46,143          51,433
Other long-term liabilities ..............................................           10,122          19,863
                                                                                  ---------       ---------
             Total liabilities ...........................................          371,568         424,842
                                                                                  ---------       ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, par value $.01 per share; authorized
         500,000 shares, none outstanding ................................               --              --
     Common stock, par value $.01 per share; 100,000,000
         authorized; 29,140,644 and 30,135,835, issued
         in 2003 and 2004, respectively ..................................              291             301
     Paid-in capital .....................................................          237,076         256,551
     Retained earnings ...................................................          194,473         227,938
     Accumulated other comprehensive income (loss) .......................            2,069          (6,399)
     Less: Treasury stock, at cost;
          37,500 and 1,156,500 shares in
          2003 and 2004, respectively ....................................             (419)        (30,408)
                                                                                  ---------       ---------
             Total shareholders' equity ..................................          433,490         447,983
                                                                                  ---------       ---------
             Total liabilities and shareholders' equity ..................        $ 805,058       $ 872,825
                                                                                  =========       =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 2002, 2003 and 2004
                     (In thousands except per share amounts)

                                                                             2002             2003            2004
                                                                             ----             ----            ----
Net sales .................................................               $ 453,062        $ 497,130       $ 558,388

Cost of sales .............................................                 215,891          237,433         271,496
                                                                          ---------        ---------       ---------

Gross profit ..............................................                 237,171          259,697         286,892
                                                                          ---------        ---------       ---------

Selling and administrative expense ........................                 139,735          157,453         183,183

Research and development expense ..........................                  16,087           17,306          20,205

Write-off of purchased in-process
     research and development assets ......................                      --            7,900          16,400

Other expense (income) ....................................                   2,000           (2,917)          3,943
                                                                          ---------        ---------       ---------

                                                                            157,822          179,742         223,731
                                                                          ---------        ---------       ---------

Income from operations ....................................                  79,349           79,955          63,161

Loss on early extinguishment of debt ......................                   1,475            8,078             825

Interest expense ..........................................                  24,513           18,868          12,774
                                                                          ---------        ---------       ---------

Income before income taxes ................................                  53,361           53,009          49,562

Provision for income taxes ................................                  19,210           20,927          16,097
                                                                          ---------        ---------       ---------

Net income ................................................               $  34,151        $  32,082       $  33,465
                                                                          =========        =========       =========

Earnings per share:

         Basic ............................................               $    1.25        $    1.11       $    1.13
         Diluted ..........................................                    1.23             1.10            1.11

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2003 and 2004
                                 (In thousands)

                                                                                             Accumulated
                                                Common Stock                                    Other
                                                ------------          Paid-in     Retained  Comprehensive   Treasury   Shareholders'
                                             Shares      Amount       Capital     Earnings  Income (Loss)     Stock       Equity
                                             ------      ------       -------     --------  -------------     -----       ------
Balance at December 31, 2001 .........        25,262         253       160,757     128,240      (5,197)         (419)      283,634
                                            --------    --------     ---------    --------    --------      --------     ---------

    Common stock issued
        under employee plans .........           546           5         5,012                                               5,017

    Tax benefit arising from
        common stock issued under
        employee plans ...............                                   1,970                                               1,970

    Common stock issuance ............         3,000          30        66,093                                              66,123

    Repurchase of common
        stock warrant ................                                  (2,000)                                             (2,000)

    Comprehensive income:

      Foreign currency
      translation adjustments ........                                                           1,010

      Cash flow hedging
      (net of income tax
         expense of $596) ............                                                           1,058

      Minimum pension liability
      (net of income tax
         benefit of $2,264) ..........                                                          (4,024)

     Net income ......................                                              34,151

    Total comprehensive income .......                                                                                      32,195
                                            --------    --------     ---------    --------    --------      --------     ---------

Balance at December 31, 2002 .........        28,808    $    288     $ 231,832    $162,391    $ (7,153)     $   (419)    $ 386,939
                                            --------    --------     ---------    --------    --------      --------     ---------

    Common stock issued
        under employee plans .........           248           2         3,198                                               3,200

    Tax benefit arising from
        common stock issued
        under employee plans .........                                     390                                                 390

    Common stock issued in
        connection with business
        acquisitions .................            85           1         1,656                                               1,657

                 See notes to consolidated financial statements.

                                   (continued)

                               CONMED CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2003 and 2004
                                 (In thousands)

                                                                                            Accumulated
                                                 Common Stock                                  Other
                                               ----------------     Paid-in    Retained    Comprehensive   Treasury    Shareholders'
                                               Shares    Amount     Capital    Earnings    Income (Loss)     Stock        Equity
                                               ------    ------     -------     -------    -------------     -----        ------
    Comprehensive income:

      Foreign currency
      translation adjustments .............                                                     3,082

      Cash flow hedging
      (net of income tax
         expense of $593) .................                                                     1,054

      Minimum pension liability
      (net of income tax
         expense of $2,861) ...............                                                     5,086

     Net income ...........................                                       32,082

    Total comprehensive income ............                                                                                41,304
                                               ------    ------    ---------   ---------     --------      ---------    ---------

Balance at December 31, 2003 ..............    29,141    $  291    $ 237,076   $ 194,473     $  2,069      $    (419)   $ 433,490
                                               ======    ======    =========   =========     ========      =========    =========

    Common stock issued
        under employee plans ..............       995        10       15,578                                               15,588

    Tax benefit arising from
        common stock issued
        under employee plans ..............                            3,897                                                3,897

    Repurchase of common stock ............                                                                  (29,989)     (29,989)

Comprehensive income:

      Foreign currency
      translation adjustments .............                                                     2,133

      Cash flow hedging
      (net of income tax
         benefit of $82) ..................                                                      (146)

      Minimum pension liability
      (net of income tax
      benefit of $5,630) ..................                                                   (10,455)

     Net income ...........................                                       33,465

    Total comprehensive income ............                                                                                24,997
                                               ------    ------    ---------   ---------     --------      ---------    ---------

Balance at December 31, 2004 ..............    30,136    $  301    $ 256,551   $ 227,938     $ (6,399)     $ (30,408)   $ 447,983
                                               ======    ======    =========   =========     ========      =========    =========

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2003 and 2004
                                 (In thousands)

                                                                                     2002            2003            2004
                                                                                     ----            ----            ----
Cash flows from operating activities:
    Net income .........................................................          $  34,151        $  32,082       $  33,465
                                                                                  ---------        ---------       ---------
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation ...................................................              9,203           10,539          10,962
        Amortization ...................................................             13,167           14,315          15,906
        Deferred income taxes ..........................................             10,664           13,715           4,301
        Income tax benefit of stock
              option exercises .........................................              1,970              390           3,897
        Contributions to pension plans less than
            (in excess of) net pension cost ............................             (1,999)         (11,082)          3,619
        Write-off of purchased in-process
            research and development assets ............................                 --            7,900          16,400
        Write-off of deferred financing costs ..........................              1,475            2,181             825
        Increase (decrease) in cash flows from
            changes in assets and liabilities, net
            of effects from acquisitions:
            Sale of accounts receivable ................................             (3,000)           7,000           5,000
            Accounts receivable ........................................             (2,151)          (6,405)        (19,144)
            Inventories ................................................            (15,213)          (3,411)          1,441
            Accounts payable ...........................................              4,641           (4,732)          4,350
            Income taxes payable .......................................              4,217            2,188          (2,532)
            Accrued compensation and benefits ..........................             (1,584)            (338)          1,626
            Accrued interest ...........................................             (1,160)          (3,515)            469
            Other assets ...............................................             (3,790)          (3,138)         (3,884)
            Other liabilities ..........................................             (2,184)             694          (1,861)
                                                                                  ---------        ---------       ---------
                                                                                     14,256           26,301          41,375
                                                                                  ---------        ---------       ---------
            Net cash provided by operating activities ..................             48,407           58,383          74,840
                                                                                  ---------        ---------       ---------

Cash flows from investing activities:
    Payments related to business acquisitions,
        net of cash acquired ...........................................            (17,375)         (55,079)        (81,645)
    Purchases of property, plant and equipment, net ....................            (13,384)          (9,309)        (12,419)
    Other investing activities .........................................                 --           (4,085)             --
                                                                                  ---------        ---------       ---------
            Net cash used in investing activities ......................            (30,759)         (68,473)        (94,064)
                                                                                  ---------        ---------       ---------

Cash flows from financing activities:
    Net proceeds from issuance of common stock .........................             66,123               --              --
    Net proceeds from common stock issued
        under employee plans ...........................................              5,017            3,200          15,200
    Repurchase of common stock .........................................                 --               --         (29,989)
    Repurchase of warrant on common stock ..............................             (2,000)              --              --
    Redemption of 9.0% senior subordinated notes .......................                 --         (130,000)             --
    Payments on senior credit agreement ................................           (182,997)         (22,000)       (114,937)
    Proceeds of senior credit agreement ................................            105,138          160,000              --
    Payments on mortgage notes .........................................               (683)            (796)         (5,132)

                See notes to consolidated financial statements.
                                   (continued)

                               CONMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2003 and 2004
                                 (In thousands)

                                                                                     2002             2003             2004
                                                                                     ----             ----             ----
Proceeds from issuance of 2.50% convertible
    senior subordinated notes ..........................................                 --               --          150,000
    Payments related to issuance of debt ...............................             (1,513)          (1,950)          (5,848)
Net change in cash overdrafts ..........................................             (3,484)            (373)           6,209
                                                                                  ---------        ---------        ---------

            Net cash provided by (used in) financing
                  activities ...........................................            (14,399)           8,081           15,503
                                                                                  ---------        ---------        ---------

Effect of exchange rate changes
  on cash and cash equivalents .........................................                975            2,369            1,924
                                                                                  ---------        ---------        ---------

Net increase (decrease) in
  cash and cash equivalents ............................................              4,224              360           (1,797)

Cash and cash equivalents at beginning
  of year ..............................................................              1,402            5,626            5,986
                                                                                  ---------        ---------        ---------

Cash and cash equivalents at end of year ...............................          $   5,626        $   5,986        $   4,189
                                                                                  =========        =========        =========

Supplemental disclosures of cash flow information:

        Cash paid during the year for:
            Interest ...................................................          $  24,453        $  21,698        $  12,680
            Income taxes ...............................................              5,478            5,507           11,994

Supplemental disclosures of non-cash investing and financing activities:

      As more fully described in Note 2, we assumed $3.4 million, $12.1 million and $3.5 million in liabilities in connection with business acquisitions in 2002, 2003 and 2004, respectively.

      As more fully described in Note 2, during 2003 we issued approximately 85,000 shares of our common stock valued at approximately $1.7 million as part of the consideration for the purchase of several businesses in 2002.

                 See notes to consolidated financial statements.

                               CONMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share amounts)

Note 1 -- Operations and Significant Accounting Policies

Organization and operations

      CONMED Corporation ("CONMED", the "Company", "we" or "us")is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, ENT, neurosurgery and other surgical specialties. We are a leading developer, manufacturer and supplier of RF electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endosurgery products such as trocars, clip appliers, scissors and surgical staplers, and a full line of ECG electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our newest product line, CONMED Endoscopic Technologies offers a portfolio of innovative disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians' offices and hospitals.

Principles of consolidation

      The consolidated financial statements include the accounts of CONMED Corporation and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for uncollectible accounts, rebates and sales allowances, inventory allowances, purchased in-process research and development, pension benefits, goodwill and intangible assets, contingencies and other accruals. We base our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effect of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and cash equivalents

      We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable sale

      On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation ("CRC"), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the "asset interest") to a bank ("the "purchaser"). The purchaser's share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser's share of collections may be less than the amount of the purchaser's asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2003 and 2004, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $44.0 million and $49.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser's financing costs to purchase the accounts receivable, were $0.8 million and $1.0 million, in 2003 and 2004, respectively, and are included in interest expense.

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

Inventories

      Inventories are valued at the lower of cost or market. Cost is determined on the FIFO (first-in, first-out) method of accounting.

Property, plant and equipment

      Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

      Building and improvements        40 years
      Leasehold improvements           Shorter of life of asset or life of lease
      Machinery and equipment          2 to 15 years

Goodwill and other intangible assets

      Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Goodwill and other intangible assets had been amortized over periods ranging from 5 to 40 years through December 31, 2001. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (60.7% at December 31, 2004) of our total assets.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). We adopted SFAS 142 effective January 1, 2002. As a result of the adoption of this standard, amortization of goodwill and certain intangibles has been discontinued.

      We perform impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization. These tests and evaluations are performed in accordance with SFAS
142. No impairment losses or adjustments to useful lives have been recognized as a result of these tests. It is our policy to perform annual impairment tests in the fourth quarter.

Other long-lived assets

      We review asset carrying amounts for impairment (consisting of intangible assets subject to amortization and property, plant and equipment) whenever events or circumstances indicate that such carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to its current fair value.

Equity investments

      We have several investments in the common stock of other companies in our industry which represent less than 20% of the voting stock of these companies and in which we do not have the ability to exercise significant influence. We have accounted for these investments under the cost method. We review these investments for impairment whenever events or circumstances indicate that the carrying amounts of these investments may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the investment, an impairment loss is recognized by reducing the recorded value to its current fair value.

Fair value of financial instruments

      The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the "Notes") approximate fair value. The fair value of the Notes approximated $156.0 million at December 31, 2004, based on their quoted market price.

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

      o We place certain of our capital equipment with customers in return for commitments to purchase disposable products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital equipment shipment and we recognize revenue upon the disposable product shipment. The cost of the equipment is amortized over the term of individual commitment agreements.

      o Product returns are only accepted at the discretion of the Company and in accordance with our "Returned Goods Policy". Historically, the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

      o The Company's terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

      o Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $7.5 million, $8.3 million and $9.3 million for 2002, 2003 and 2004, respectively.

      o We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

      o We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2004 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

      We compute basic earnings per share ("basic EPS") by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2002, 2003 and 2004, respectively:

                                                           2002            2003          2004
                                                           ----            ----          ----
Net income ...........................................    $34,151        $32,082       $33,465
                                                          =======        =======       =======

Basic-weighted average shares outstanding ............     27,337         28,930        29,523

Effect of dilutive potential securities ..............        490            326           582
                                                          -------        -------       -------

Diluted-weighted average shares outstanding ..........     27,827         29,256        30,105
                                                          =======        =======       =======

Basic EPS                                                 $  1.25        $  1.11       $  1.13
                                                          =======        =======       =======

Diluted EPS                                               $  1.23        $  1.10       $  1.11
                                                          =======        =======       =======

      The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 0.7 million, 1.3 million and 0.1 million at December 31, 2002, 2003 and 2004, respectively. In accordance with EITF (Emerging Issues Task Force) Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share", the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under our 2.50% convertible senior subordinated notes because they are not dilutive. The maximum number of shares we may issue with respect to the Notes is 5,750,000. See Note 6 for further discussion of the Notes.

Stock-based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. We have elected to continue to account for our stock-based compensation plans under the provisions of APB 25. No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans.

      Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 2002, 2003 and 2004 was $9.32, $5.81 and $14.59, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 2002, 2003 and 2004, respectively: Risk-free interest rates of 2.70%, 3.13% and 4.04%; volatility factors of the expected market price of the Company's common stock of 41.10%, 32.08% and 51.20%; a weighted-average expected life of the option of 5.0 years in 2002 and 2003, and 7.3 years in 2004; and that no dividends would be paid on common stock.

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net earnings as if the fair value provisions of SFAS 123 had been applied to stock-based employee compensation:

                                                                                2002            2003           2004
                                                                                ----            ----           ----
      Net income -- as reported ........................................       $34,151        $32,082        $33,465
                                                                               -------        -------        -------

      Pro forma stock-based employee
        compensation expense, net of related
        income tax effect ..............................................        (2,156)        (2,383)        (4,598)
                                                                               -------        -------        -------

      Net income -- pro forma ..........................................       $31,995        $29,699        $28,867
                                                                               =======        =======        =======

      Earnings per share - as reported:
          Basic ........................................................       $  1.25        $  1.11        $  1.13
          Diluted ......................................................       $  1.23        $  1.10        $  1.11

      Earnings per share - pro forma:
          Basic ........................................................       $  1.17        $  1.03        $  0.98
          Diluted ......................................................       $  1.15        $  1.02        $  0.96

      In December 2004, SFAS 123 was revised to require that all share-based payments be recognized in the financial statements based on their fair values. We will be required to adopt revised SFAS 123 in the third quarter of 2005 (See additional discussion in Note 14).

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

                                                                                                            Accumulated
                                                                Minimum       Cumulative         Cash          Other
                                                                Pension       Translation        Flow      Comprehensive
                                                               Liability      Adjustments       Hedges     Income (loss)
                                                               ---------      -----------       ------     -------------
Balance, December 31, 2003 ..........................                 --        $  1,923       $    146      $  2,069

    Foreign currency translation
      adjustments ...................................                 --           2,133             --         2,133

    Cash flow hedging (net of
      income taxes) .................................                 --              --           (146)         (146)

    Minimum pension liability
    (net of income taxes) ...........................            (10,455)             --             --       (10,455)
                                                                --------        --------       --------      --------

Balance, December 31, 2004 ..........................            (10,455)       $  4,056       $     --      $ (6,399)
                                                                ========        ========       ========      ========

Reclassifications

      Certain prior year amounts have been reclassified to conform with the presentation used in 2004.

Note 2 -- Business Acquisitions

      Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The results of operations of acquired businesses have been included in the consolidated statements of income since the date of acquisition.

      In 2002, we completed the acquisition of several businesses relating to our Patient Care and Endoscopy product lines, including the December 31, 2002 acquisition of CORE Dynamics, Inc. (the "CORE acquisition"). During the same period, we also completed the acquisition of two businesses engaged in the design, manufacture and installation of integrated operating room systems and equipment. Consideration for acquisitions completed during 2002 aggregated $17.4 million in cash, $1.7 million in CONMED common stock and the assumption of approximately $3.4 million in liabilities. Under the terms of certain of the acquisition agreements, we agreed to pay additional consideration dependent upon future sales or profitability and the satisfactory execution of a plan to transition and consolidate manufacturing of an acquired business into our facilities. Any future consideration paid will be recorded in goodwill and is not expected to be material. Goodwill recorded in 2002 approximated $16.2 million and was deductible for income tax purposes.

      In 2003, we completed several acquisitions relating to our Patient Care and Electrosurgery product lines totaling $6.1 million in cash and recorded additional contingent consideration related to 2002 acquisitions of $2.0 million. Goodwill recorded in 2003 related to these acquisitions approximated $5.9 million and was deductible for income tax purposes. These acquisitions did not have a material effect on our results of operations for the year ended December 31, 2003.

      In March 2003, we also completed the acquisition of Bionx Implants, Inc. (the "Bionx acquisition") relating to our Arthroscopy product line, for $47.0 million in cash plus the assumption of approximately $12.1 million in liabilities. The Bionx acquisition was funded primarily through borrowings on our revolving credit facility (See Note 6). Included in cost of sales during 2003 are $1.3 million of acquisition-related charges, consisting principally of the following: $0.5 million in charges as a result of the step-up to fair value recorded related to the sale of inventory acquired as a result of the Bionx acquisition and the CORE acquisition; $0.5 million in inventory charges as a result of the discontinuation of certain of our Arthroscopy product lines in favor of those acquired as a result of the Bionx acquisition; and $0.3 million in other transition-related charges. An additional $3.2 million in acquisition-related costs incurred in 2003 not related to cost of sales have been recorded in other expense as discussed in Note 12.

      Based on a third-party valuation, $7.9 million of the Bionx acquisition purchase price represents the estimated fair value of projects for which the related products, as of the acquisition date had not reached technological feasibility and had no future use. Accordingly, the purchased in-process research and development assets were written off in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". No benefit for income taxes was recorded on the write-off of purchased IPRD as these costs were not deductible for income tax purposes. Goodwill recorded in 2003 related to the Bionx acquisition approximated $25.2 million and was not deductible for income tax purposes.

      In September 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the "Bard Endoscopic Technologies acquisition") for aggregate consideration of $81.3 million in cash. We funded the Bard Endoscopic Technologies acquisition through available cash on hand of $31.3 million with an additional $50.0 million drawn under our revolving credit facility (See Note 6). The acquired business included various tangible and intangible assets associated with a comprehensive line of single-use medical devices employed by gastro-intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques. The acquired business operations had 2003 revenues approximating $54.0 million and is the third largest domestic supplier of these products to the market.

      Manufacturing of the acquired products is currently being conducted in various C.R. Bard facilities under a transition agreement. It is anticipated that future manufacturing will be integrated into our facilities during the third quarter of 2005.

      Included in cost of sales during 2004 is $2.3 million of expense which represents a portion of the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition

      Unaudited pro forma statements of income for the years ended December 31, 2002, 2003 and 2004, assuming the Bionx acquisition occurred as of January 1, 2002 and 2003 and assuming the Bard Endoscopic Technologies acquisition occurred as of January 1, 2003 and 2004 are presented below. These pro forma statements of income have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Bionx acquisition and Bard Endoscopic Technologies acquisition occurred on the dates indicated, or which may result in the future.

                                                  2002        2003         2004
                                                  ----        ----         ----

Net sales ................................      $471,530    $555,084    $604,566
Net income ...............................        31,746      28,090      33,749
Net income per share
    Basic ................................      $   1.16    $   0.97    $   1.14
    Diluted ..............................      $   1.14        0.96        1.12

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Bard Endoscopic Technologies acquisition as of the date of acquisition. Goodwill and identifiable intangible assets associated with the Bard Endoscopic Technologies acquisition are deductible for income tax purposes.

Inventory.................................       $15,544
Property, plant and equipment.............         2,371
Identifiable intangible assets............         6,600
In-process research and development.......        16,400
Goodwill..................................        43,876
                                                 -------

Total assets acquired.....................        84,791
                                                 -------

Current liabilities assumed...............        (3,492)
                                                 -------

Net assets acquired.......................       $81,299
                                                 =======

      Based on a third-party valuation, $16.4 million of the purchase price represents the fair value of development-stage projects for which the related products, as of the acquisition date had not reached technological feasibility, had not received regulatory approval and had no alternative future use. Accordingly, the entire amount of in-process research and development assets were written-off in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method". The $16.4 million write-off of purchased in-process research and development assets is deductible for income tax purposes.

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

      The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated net cash flow stream associated with the in-process technology of the related product sales. Estimated net cash flows were discounted back to their present values using a discount rate of 17%, which was based on the weighted-average cost of capital for publicly-traded companies within the medical device industry, adjusted for the stage of completion of each of the in-process research and development projects. The risk and return considerations surrounding the stage of completion were based on costs, man-hours and complexity of the work completed versus to be completed and other risks associated with achieving commercial feasibility. In total, these projects were approximately 40% complete as of the acquisition date. The total budgeted costs for the projects were approximately $8.5 million and the remaining costs to complete these projects were approximately $5.0 million as of the acquisition date.

      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technologies and products based on the data from clinical trials and obtaining the necessary regulatory approvals. In addition, no assurance may be made that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from estimated results.

      The $6.6 million of identifiable intangible assets consists of trademarks and tradenames, customer-related intangibles and patents. Components of the fair value of acquired intangible assets are as follows:

                                                                              Weighted
                                                                              Average
                                                                            Useful Life
                                                         Fair Value           (Years)              Asset
                                                         ----------           -------              -----
Customer relationships........................            $ 4,900                20            Finite-lived
Patents.......................................            $ 1,300                 9            Finite-lived
Trademarks and tradenames.....................            $   400                              Indefinite-lived

Note 3 -- Inventories

      Inventories consist of the following at December 31,:

                                                                       2003          2004
                                                                       ----          ----
      Raw materials ........................................        $  35,352     $  40,781
      Work in process ......................................           14,583        13,427
      Finished goods .......................................           71,010        73,727
                                                                    ---------     ---------
                                                                    $ 120,945     $ 127,935
                                                                    =========     =========

Note 4 -- Property, Plant and Equipment

      Property, plant and equipment consist of the following at December 31,:

                                                                       2003          2004
                                                                       ----          ----
      Land .................................................        $   4,200     $   4,200
      Building and improvements ............................           75,224        78,637
      Machinery and equipment ..............................           83,105        92,789
      Construction in progress .............................            3,768         3,675
                                                                    ---------     ---------
                                                                      166,297       179,301
                Less: Accumulated depreciation .............          (68,914)      (77,836)
                                                                    ---------     ---------
                                                                    $  97,383     $ 101,465
                                                                    =========     =========

      We lease various manufacturing facilities, office facilities and equipment
under  operating   leases.   Rental  expense  on  these  operating   leases  was
approximately

$2,064,  $1,959 and $2,649 for the years ended December 31, 2002, 2003 and 2004, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2004 are as follows:

          2005..................................         $2,796
          2006..................................          2,701
          2007..................................          2,507
          2008..................................          2,261
          2009..................................          1,534
          Thereafter............................          2,191

Note 5 - Goodwill and Other Intangible Assets

      The changes in the net carrying amount of goodwill for the year ended December 31, are as follows:

                                                           2003           2004
                                                           ----           ----

Balance as of January 1, .......................        $ 262,394     $ 290,562

Goodwill acquired ..............................           31,210        43,876

Adjustments to goodwill resulting from business
  acquisitions finalized .......................           (3,285)          176

Foreign currency translation ...................              243          (131)
                                                        ---------     ---------

Balance as of December 31, .....................        $ 290,562     $ 334,483
                                                        =========     =========

      Goodwill associated with each of our principal operating units at December 31, is as follows:

                                                           2003           2004
                                                           ----           ----

CONMED Electrosurgery ..........................        $  15,961     $  16,249

CONMED Endoscopic Technologies .................               --        43,876

CONMED Endosurgery .............................           42,367        42,388

CONMED Linvatec ................................          175,594       175,120

CONMED  Patient Care ...........................           56,640        56,850
                                                        ---------     ---------

Balance as of December 31, .....................        $ 290,562     $ 334,483
                                                        =========     =========

Other intangible assets consist of the following:

                                                                     December 31, 2003               December 31, 2004
                                                                     -----------------               -----------------
                                                                 Gross                            Gross
                                                               Carrying        Accumulated       Carrying       Accumulated
Amortized intangible assets:                                    Amount         Amortization       Amount       Amortization
                                                                ------         ------------       ------       ------------
Customer relationships .............................          $ 105,712          $ (15,447)      $ 110,612       $ (18,290)

Patents and other intangible assets ................             33,258            (16,498)         35,444         (19,876)

Unamortized intangible assets:

Trademarks and tradenames ..........................             86,944                 --          87,344              --
                                                              ---------          ---------       ---------       ---------

                                                              $ 225,914          $ (31,945)      $ 233,400       $ (38,166)
                                                              =========          =========       =========       =========

      Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 22 years. Customer relationships are being amortized over a weighted average life of 37 years. Patents and other intangible assets are being amortized over a weighted average life of 10 years.

      Customer relationship assets were acquired in connection with the 1997 acquisition of Linvatec Corporation, 2003 Bionx acquisition and 2004 Bard Endoscopic Technologies acquisition. These assets represent the value associated with business expected to be generated from acquired customers as of the acquisition date. Asset values were determined by measuring the present value of the projected future earnings attributable to these assets. Additionally, while the useful lives of these assets are not limited by contract or any other economic, regulatory or other known factors, the weighted average useful life of 37 years was determined as of acquisition date by historical customer attrition. In accordance with SFAS 142 and as clarified by EITF Issue 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", customer relationships evidenced by customer purchase orders are contractual in nature and therefore continue to be recognized separate from goodwill and are amortized over their weighted average 37 year life.

      Trademarks and tradenames were recognized in connection with the 1997 acquisition of Linvatec Corporation, 2003 Bionx acquisition and 2004 Bard Endoscopic Technologies acquisition. We continue to market products, release new product and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows. It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time. Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible assets are not amortized.

      Amortization expense related to intangible assets for the year ending December 31, 2004 and estimated amortization expense for each of the five succeeding years is as follows:

                      2004                    $ 6,221
                      2005                      5,646
                      2006                      5,077
                      2007                      5,064
                      2008                      4,950
                      2009                      4,556

Note 6 -- Long Term Debt

      Long-term debt consists of the following at December 31,:

                                                              2003       2004
                                                              ----       ----

Revolving line of credit ..............................    $     --    $     --

Term loan borrowings on senior credit facility ........     243,000     128,063

2.50% Convertible senior subordinated notes ...........          --     150,000

Mortgage notes ........................................      21,591      16,459
                                                           --------    --------

        Total long-term debt ..........................     264,591     294,522

Less: Current portion .................................       4,143       4,037
                                                           --------    --------

                                                           $260,448    $290,485
                                                           ========    ========

      Effective August 28, 2002 we entered into a $200.0 million credit agreement (the "senior credit agreement") with JP Morgan Chase Bank and other financial institutions from time to time party thereto. The senior credit agreement consisted of a $100.0 million revolving credit facility and a $100.0 million term loan. During 2002, deferred financing costs in the amount of $1.5 million which related to the approximately three years remaining on the prior credit agreement were written-off as a loss on the early extinguishment of debt.

      Effective June 30, 2003 we entered into an Amended and Restated Credit Agreement (the "amended senior credit agreement") whereby the term loan amount was increased by $160.0 million. Proceeds of the amended senior credit agreement were used to reduce outstanding borrowings on the revolving credit facility, fund the redemption of $130.0 million in 9.0% senior subordinated notes, including accrued interest, fund payment of 4.5% call premium on the senior subordinated notes and fund bank and legal fees associated with the amendment. During 2003, we recorded a loss on the early extinguishment of debt in the amount of $8.1 million. This amount represents $5.9 million of the 4.5% call premium and $2.2 million of unamortized deferred financing costs associated with the redemption of the 9.0% senior subordinated notes.

      At December 31, 2004 the amended senior credit agreement consisted of a $100.0 million revolving credit facility and a $128.1 million term loan. There were no borrowings outstanding on the revolving credit facility at December 31, 2004. The term loan is scheduled to be repaid in quarterly installments over a period of approximately 5 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in 2009. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended senior credit agreement. No such payments were required during 2003 and 2004. Interest rates on the term facility and revolving credit facility are at LIBOR plus 2.25% (4.65% at December 31, 2004).

      The amended senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which have been sold in connection with our accounts receivable sales agreement (See Note 1). The senior credit agreement contains covenants and restrictions which, among other things, require maintenance of certain working capital levels and financial ratios, prohibit dividend payments and restrict the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. The senior credit agreement contains a material adverse effect clause which could limit our ability to access additional funding under our revolving credit facility should a material adverse change in our business occur. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

      Outstanding debt assumed in connection with the 2001 purchase of property in Largo, Florida utilized by our CONMED Linvatec subsidiary consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $8.3 million and $8.2 million, respectively, at December 31, 2004. These loans are secured by our Largo, Florida property.

      On November 11 2004, we completed an offering, in a private placement, of $150.0 million in 2.50% convertible senior subordinated notes due 2024. The Notes represent our subordinated unsecured obligations and are convertible under the following circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock: when the closing price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days exceeds 130% of the applicable conversion price; after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of the Notes was equal to or less than 97% of the average conversion value of the Notes; if we call a Note for redemption; and based on certain corporate transactions such as if we are party to a consolidation, merger or binding share exchange in which over 50% of our outstanding shares of common stock would be converted into cash, securities or other property, or if another fundamental change (as defined in the bond indenture) occurs. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount. Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share). The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011. Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

      We have determined that the Notes contain two embedded derivatives. The embedded derivatives are recorded at fair value in other long-term liabilities and changes in their value are recorded through the consolidated statement of income. The embedded derivatives have a nominal value, and it is our belief that any change in their fair value would not have a material adverse effect on our business, financial condition or results of operations.

      The Notes offering resulted in gross proceeds of $150.0 million, less $5.8 million in initial purchaser's discount and other offering related payments which are being amortized to interest expense over a 7 year period through November 15, 2011 (the earliest date at which we may be required to repurchase some or all of the Notes). Net proceeds from the offering and cash on hand were used to repay $82.2 million on the term loan and a further $45.0 million in borrowings then outstanding on the revolving credit facility under our senior credit agreement. (The revolving credit facility borrowings were used to finance a portion of the Bard Endoscopic Technologies acquisition--See Note 2). Additionally, in conjunction with the Notes offering, we repurchased $30.0 million of our common stock in privately negotiated transactions. As a result of the $82.2 million prepayment on the term loan, we recorded $0.8 million in losses on the early extinguishment of debt related to the write-off of unamortized deferred financing fees.

      The scheduled maturities of long-term debt outstanding at December 31, 2004 are as follows:

                  2005.........................            $  4,037
                  2006.........................               4,208
                  2007.........................               4,393
                  2008.........................              62,342
                  2009.........................              61,770
                  Thereafter...................             157,772

Note 7 -- Income Taxes

      The provision for income taxes for the years ended December 31, 2002, 2003 and 2004 consists of the following:

                                                     2002       2003       2004
                                                     ----       ----       ----
      Current tax expense:
          Federal .............................    $ 7,251    $ 5,486    $ 9,138
          State ...............................        540        665        975
          Foreign .............................        755      1,061      1,683
                                                   -------    -------    -------
                                                     8,546      7,212     11,796
      Deferred income tax expense .............     10,664     13,715      4,301
                                                   -------    -------    -------
          Provision for income taxes ..........    $19,210    $20,927    $16,097
                                                   =======    =======    =======

      A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2002, 2003 and 2004 follows:

                                                         2002     2003     2004
                                                         ----     ----     ----
      Tax provision at statutory rate based
          on income before income taxes ............    35.00%   35.00%   35.00%

      Extraterritorial income exclusion ............    (1.78)   (2.36)   (5.30)

      State income taxes ...........................      .66      .90     2.75

      Nondeductible intangible amortization ........      .17      .17      .18

      Nondeductible write-off of purchased
         in-process research and developments assets       --     5.22       --

      Other nondeductible permanent differences ....      .40      .51      .36

      Other, net ...................................     1.55      .04     (.51)
                                                        -----    -----    -----

                                                        36.00%   39.48%   32.48%
                                                        =====    =====    =====

      The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows:

                                                            2003          2004
                                                            ----          ----
Assets:

        Inventory ....................................    $  8,948     $ 10,791
        Net operating losses of acquired subsidiaries       11,025        8,025
        Deferred compensation ........................       1,361        1,602
        Accounts receivable ..........................         262          509
        Additional minimum pension liability .........          --        5,630
        Other ........................................       2,390        2,024
        Valuation allowance ..........................      (8,462)      (5,887)
                                                          --------     --------

                                                            15,524       22,694
                                                          --------     --------

Liabilities:

        Goodwill and intangible assets ...............      43,695       51,707
        Depreciation .................................       5,721        6,412
        Employee benefits ............................       1,980        1,530
        State taxes ..................................          --          745
        Interest rate swap ...........................          83           --
                                                          --------     --------

                                                            51,479       60,394
                                                          --------     --------

Net liability ........................................    $(35,955)    $(37,700)
                                                          ========     ========

      Earnings before income taxes consists of the following U.S. and foreign income:

                                                   2002       2003       2004
                                                   ----       ----       ----

      U.S. income ........................       $51,198    $49,275    $45,876
      Foreign income .....................         2,163      3,734      3,686
                                                 -------    -------    -------

      Total income .......................       $53,361    $53,009    $49,562
                                                 =======    =======    =======

      The net operating loss carryforwards of acquired subsidiaries begin to expire in 2008. We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with the Bionx acquisition. Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill.

      On October 22, 2004 , the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.

      Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

      The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. We are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We have not provided for federal income taxes on the undistributed earnings of our foreign operations as it has been our intention to permanently reinvest undistributed earnings (approximately $11.1 million as of December 31, 2004).

Note 8 -- Shareholders' Equity

      The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2003 and 2004, no preferred stock had been issued.

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

      On May 29, 2002, we completed a public offering of 3.0 million shares of our common stock. Net proceeds from the offering approximated $66.1 million and were used to reduce indebtedness under our credit facility.

      In November 2004, we repurchased 1.1 million shares of our common stock in privately negotiated transactions at an aggregate cost of $30 million. This repurchase coincided with our 2.50% convertible senior subordinated notes transaction (See Note 6).

      On February 15, 2005, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million may be purchased in any calendar year. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time.

      We have reserved 6.7 million shares of common stock for issuance to employees and directors under three stock option plans (the "Plans") of which approximately 696,000 shares remain available for grant at December 31, 2004. In May 2004, the total number of shares available for issuance to employees and directors under the Plans was increased by 1.0 million shares. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

      The following is a summary of incentive  stock option  activity  under the
Plans:

                                                                       Weighted-
                                                            Number      Average
                                                              of       Exercise
                                                            Options      Price
                                                            -------      -----

Outstanding at December 31, 2001 .....................       3,434        14.69
        Granted ......................................         742        23.42
        Forfeited ....................................         (40)       15.27
        Exercised ....................................        (546)        8.88
                                                            ------       ------

Outstanding at December 31, 2002 .....................       3,590        17.27
        Granted ......................................         669        17.44
        Forfeited ....................................         (84)       19.49
        Exercised ....................................        (181)       11.84
                                                            ------       ------

Outstanding at December 31, 2003 .....................       3,994       $17.55
        Granted ......................................         659        25.03
        Forfeited ....................................        (152)       19.16
        Exercised ....................................        (940)       15.28
                                                            ------       ------

Outstanding at December 31, 2004 .....................       3,561       $19.45
                                                            ======       ======

Exercisable:
        December 31, 2002 ............................       1,875       $15.55
        December 31, 2003 ............................       2,590        17.19
        December 31, 2004 ............................       2,435        18.90

                                                                                     Stock
                                                                    Weighted        Options        Weighted
                              Stock Options         Weighted         Average      Exercisable      Average
         Range of            Outstanding at    Average Remaining    Exercise    at December 31,    Exercise
     Exercise Prices        December 31,2004     Life (Years)        Price            2004          Price
     ---------------        ----------------     ------------        -----      ---------------     -----
    $5.89  to $8.84                    5              0.4            $ 8.28               5         $ 8.28
    $8.84  to $11.78                  69              4.4              9.90              51          10.04
    $11.78 to $14.73                 566              5.5             14.23             465          14.20
    $14.73 to $17.67                 693              4.6             16.26             564          16.36
    $17.67 to $20.62                 974              6.5             18.90             661          19.11
    $20.62 to $23.56                 383              7.6             21.80             148          21.72
    $23.56 to $26.50                 795              8.6             25.45             541          25.48
    $26.50 to $29.50                  76              9.2             29.45              --             --
                                   -----                                             -----
                Total              3,561                                             2,435
                                   =====                                             =====

      During 2002 we adopted a shareholder-approved Employee Stock Purchase Plan (the "Employee Plan"), under which we have reserved 1.0 million shares of common stock for issuance to our employees. The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to the lesser of (1)85% of the fair market value of the common stock at the beginning of a semi-annual period and (2) 85% of the fair market value of the common stock at the end of such semi-annual period. During 2004, we issued approximately 55,000 shares of common stock under the Employee Plan. No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 9 -- Business Segments and Geographic Areas

      CONMED conducts its business through five principal operating units, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care. In accordance with Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), our chief operating decision-maker has been identified as the President and Chief Operating Officer, who reviews operating results and makes resource allocation decisions for the entire company. All five operating units qualify for aggregation under SFAS 131 due to their identical customer base and similarities in economic characteristics, nature of products and services, procurement, manufacturing and distribution processes. Based upon the aggregation criteria for segment reporting, we have grouped our operating units into a single segment comprised of medical instruments and systems used in surgical and other medical procedures.

      The following is net sales information by product line:

                                                2002        2003         2004
                                                ----        ----         ----
      Arthroscopy ........................    $162,532    $182,061    $204,887
      Powered Surgical Instruments  ......     114,302     122,031     128,572
      Electrosurgery .....................      69,674      77,337      85,912
      Patient Care .......................      69,753      69,937      75,879
      Endosurgery ........................      36,801      45,764      47,400
      Endoscopic Technologies ............          --          --      15,738
                                              --------    --------    --------
      Total ..............................    $453,062    $497,130    $558,388
                                              ========    ========    ========

      The following is net sales information for geographic areas:

                                             2002          2003           2004
                                             ----          ----           ----

      United States .................      $320,312      $333,473      $364,819
      Canada ........................        15,980        24,620        27,384
      United Kingdom ................        18,625        19,883        27,120
      Japan .........................        18,820        18,265        19,793
      All other countries ...........        79,325       100,889       119,272
                                           --------      --------      --------
      Total .........................      $453,062      $497,130      $558,388
                                           ========      ========      ========

      Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2003 and 2004. No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2002, 2003 and 2004.

Note 10 -- Employee Benefit Plans

      We sponsor an employee savings plan ("401(k) plan") and a defined benefit pension plan (the "pension plan") covering substantially all our employees. Overall benefit levels provided under the pension plan were reduced effective January 1, 2004 resulting in a reduction in the projected benefit obligation of approximately $6.4 million.

      Total employer contributions to the 401(k) plan were $2.0 million, $2.2 million and $1.8 million during the years ended December 31, 2002, 2003 and 2004, respectively.

      We use a December 31, measurement date for our pension plan. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants. The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

                                                            2003         2004
                                                            ----         ----

Accumulated Benefit Obligation                            $ 32,044     $ 43,337
                                                          ========     ========

Change in benefit obligation
Projected benefit obligation at beginning of year ....    $ 33,639     $ 38,878
Adjustment for plan amendment ........................          --       (6,352)
Service cost .........................................       4,167        3,144
Interest cost ........................................       2,419        2,377
Actuarial loss .......................................       6,794       13,759
Benefits paid ........................................      (8,141)      (2,934)
                                                          --------     --------
Projected benefit obligation at end of year ..........    $ 38,878     $ 48,872
                                                          --------     --------

Change in plan assets
Fair value of plan assets at beginning of year .......    $ 18,169     $ 33,632
Actual gain on plan assets ...........................       4,075        2,490
Employer contribution ................................      19,529           --
Benefits paid ........................................      (8,141)      (2,934)
                                                          --------     --------
Fair value of plan assets at end of year .............    $ 33,632     $ 33,188
                                                          --------     --------

Change in funded status
Funded status ....................................    $  5,246         $ 15,684
Unrecognized net actuarial loss ..................     (14,634)         (27,461)
Unrecognized transition liability ................         (48)             (44)
Unrecognized prior service cost ..................        (118)           5,886
Additional minimum pension liability .............          --           16,084
                                                      --------         --------
Accrued (prepaid) pension cost ...................    $ (9,554)        $ 10,149
                                                      ========         ========

      Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

                                                          2003            2004
                                                          ----            ----

Accrued pension liability ........................      $     --       $ 10,149
Prepaid pension asset ............................        (9,554)            --
Accumulated other comprehensive income (loss) ....            --        (16,084)
                                                        --------       --------

Net amount recognized ............................      $ (9,554)      $ (5,935)
                                                        ========       ========

      The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

                                                                2003       2004
                                                                ----       ----
Discount rate ....................................              6.25%      5.75%
Expected return on plan assets ...................              8.00%      8.00%
Rate of compensation increase ....................              3.00%      3.00%

      Additionally, as of December 31, 2004, the Company changed from the 1984 Unisex Pension mortality table to the 1994 Group Annuity Reserving mortality table for purposes of determining expected mortality.

      Net periodic pension cost for the years ended December 31, consist of the following:

                                                   2002       2003        2004
                                                   ----       ----        ----

Service cost -- benefits earned during
    the period ..............................    $ 3,988    $ 4,167     $ 3,144
Interest cost on projected benefit obligation      2,002      2,419       2,377
Expected return on plan assets ..............     (1,595)    (1,728)     (2,562)
Net amortization and deferral ...............        350        750         660
Settlement loss .............................         --      2,839          --
                                                 -------    -------     -------
Net periodic pension cost ...................    $ 4,745    $ 8,447     $ 3,619
                                                 =======    =======     =======

      During the year-ended December 31, 2003, we recognized settlement losses of $2.8 million. See Note 12 for further discussion.

      During the year ended December 31, 2002, 2003 and 2004, respectively, we recognized a comprehensive loss of $4.0 million, net of income taxes, comprehensive income of $5.1 million, net of income taxes, and a comprehensive loss of $10.5 million, net of income taxes, as a result of changes in the additional minimum pension liability required to be recognized.

      The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

                                                       2002      2003       2004
                                                       ----      ----       ----

Discount rate ....................................     7.00%     6.75%     6.25%
Expected return on plan assets ...................     8.00%     8.00%     8.00%
Rate of compensation increase ....................     3.00%     3.00%     3.00%

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

      The allocation of pension plan assets by category is as follows at December 31,:

                                               Percentage of Pension    Target
                                                    Plan Assets       Allocation
                                                 2003        2004        2005
                                                 ----        ----        ----

Equity securities .......................         41%          48%        55%
Debt securities .........................         49           35         35
Other ...................................         10           17         10
                                                 ---          ---        ---
Net periodic pension cost ...............        100%         100%       100%
                                                 ===          ===        ===

      As of December 31, 2004, the Plan held 27,562 shares of our common stock, which had a fair value of $0.7 million. We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when deemed appropriate.

      Our 2005 pension plan funding is not expected to exceed $4.5 million.

      The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the Company's projected benefit obligation at December 31, 2004 and reflect the impact of expected future employee service.

            2005.......................................    $  2,570
            2006.......................................       2,841
            2007.......................................       2,609
            2008.......................................       2,194
            2009.......................................       2,909
            2010-2014..................................      19,196

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

      In November 2003, the Company commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. Our claims against Johnson & Johnson are currently in the discovery stage. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim. In addition, the costs associated with pursuing this claim, which approximated $1.3 million in the year ended December 31, 2004, may be material.

Note 12 -- Other expense (income)

      Other expense (income) for the year ended December 31, consists of the following:

                                                    2002       2003        2004
                                                    ----       ----        ----

Termination of product offering ..............    $    --    $    --     $ 2,396
Gain on settlement of a contractual dispute,
    net of legal costs .......................         --     (9,000)         --
Pension settlement costs .....................         --      2,839          --
Acquisition-related costs ....................         --      3,244       1,547
Loss on settlement of a patent dispute .......      2,000         --          --
                                                  -------    -------     -------
    Other expense (income) ...................    $ 2,000    $(2,917)    $ 3,943
                                                  -------    -------     -------

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

      During 2003, we announced a plan to restructure our arthroscopy and powered surgical instrument sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase is part of our integration plan for the Bionx acquisition discussed in Note 2. As part of the sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. As a result of this restructuring, we now have 18 exclusive independent sales agent groups managing 230 arthroscopy and powered surgical instrument sales representatives. Due to the termination of the 90 direct employee sales representatives, we recorded a charge to other expense of $2.8 million related to settlement losses of pension obligations, pursuant to Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

      During 2003, we incurred acquisition-related charges of approximately $4.5 million, of which $1.3 million has been recorded in cost of sales as discussed in Note 2. An additional $3.2 million of acquisition and transition-related costs have been recorded in other expense. The $3.2 million of costs recorded in other expense consist of $1.3 million in retention bonuses, travel, severance and other costs related to acquisitions completed in the fourth quarter of 2002, and $1.9 million of similar costs related to the Bionx acquisition completed in the first quarter of 2003.

      During 2004, we elected to terminate our surgical lights product line and we instituted a customer replacement program whereby all currently installed surgical lights will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $4.0 million. During 2004, we recorded a charge of $2.4 million for the write-off of surgical lights inventory and the cost of surgical light replacements performed through December 31, 2004. It is anticipated that the remaining $1.6 million in costs will be incurred in 2005 as the replacement program is completed.

      During 2004, we incurred $1.5 million of acquisition-related charges associated with the Bard Endoscopic Technologies acquisition which have been recorded in other expense. These expenses principally consist of severance and other transition related charges.

Note 13 -- Guarantees

      We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

      Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

                                                    2002       2003       2004
                                                    ----       ----       ----

Balance as of January 1, ..................       $ 2,909    $ 3,213    $ 3,588
                                                  -------    -------    -------

Provision for warranties ..................         4,287      4,209      3,961
Claims made ...............................        (3,983)    (3,934)    (4,025)
Warranties acquired .......................            --        100         --
                                                  -------    -------    -------

Balance as of December 31, ................       $ 3,213    $ 3,588    $ 3,524
                                                  =======    =======    =======

Note 14 - New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25,
"Accounting  for  Stock  Issued  to  Employees."  SFAS  123R  requires  that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

      In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This
position provides guidance under FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. See additional discussion in Note 7.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 151 and have determined that this pronouncement will not materially impact our consolidated results of operations.

      In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". This statement amends SFAS No. 66, "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

Note 15-- Selected Quarterly Financial Data  (Unaudited)

      Selected quarterly financial data for 2003 and 2004 are as follows:

                                                                             Three Months Ended
                                                                             ------------------
                                                           March           June          September        December
                                                           -----           ----          ---------        --------
2003
Net sales .......................................        $118,034        $124,540         $120,747        $133,809
Gross profit ....................................          61,656          65,131           63,231          69,679
Net income ......................................           6,668           2,763            9,706          12,945
EPS
    Basic .......................................        $    .23        $    .10         $    .34        $    .45
    Diluted .....................................             .23             .09              .33             .44

                                                                             Three Months Ended
                                                                             ------------------
                                                           March           June          September        December
                                                           -----           ----          ---------        --------
2004
Net sales .......................................        $133,964        $130,912         $132,289        $161,223
Gross profit ....................................          70,359          68,714           67,487          80,332
Net income ......................................          12,039          12,292            1,699           7,435
EPS:
    Basic .......................................        $    .41        $    .41         $    .06        $    .25
    Diluted .....................................             .40             .41              .06             .25

Unusual Items Included In Selected Quarterly Financial Data:

2003

First Quarter

During the first quarter of 2003, we recorded a charge of $7.9 million related to the write-off of purchased in-process research and development associated with the Bionx acquisition - See Note 2. The first quarter effective tax rate was increased from 36.0% to 55.1% to reflect the nondeductibility of the $7.9 million charge.

During the first quarter of 2003, we recorded a gain of $9.0 million on the settlement of a contractual dispute and acquisition-related charges of $1.3 million to other expense (income)--See Note 12.

Second quarter

During the second quarter of 2003, we recorded pension settlement losses of $2.1 million and acquisition-related charges of $1.2 million to other expense (income)--See Note 12.

During the second quarter of 2003 we recorded losses on the early extinguishment of debt of $7.9 million--See Note 6.

Third quarter

During the third quarter of 2003, we recorded pension settlement losses of $0.7 million to other expense (income)--See Note 12.

Fourth quarter

During the fourth quarter of 2003, we reduced the effective tax rate for the year from 41.4% to 39.5% thereby decreasing income tax expense by $1.0 million.

2004

Third quarter

      During the third quarter of 2004, we recorded a charge in the amount of $13.7 million related to the write-off of the estimated purchase in-process research and development associated with the Bard Endoscopic Technologies acquisition - See Note 2.

      During the third quarter of 2004, we recorded a charge in the amount of $0.9 million in other expense for costs related to the Bard Endoscopic Technologies acquisition - See Note 12.

Fourth quarter

      During the fourth quarter of 2004, we recorded a charge in the amount of $2.7 million related to the write-off of the finalized purchased in-process research and development associated with the Bard Endoscopic Technologies acquisition - See Note 2.

      During the fourth quarter of 2004, we recorded $2.3 million of Bard Endoscopic Technologies acquisition-related charges in cost of sales - See Note 2.

      During the fourth quarter of 2004, we recorded a charge of $2.4 million related to our termination of our surgical lights product line and $0.7 million of acquisition-related costs associated with the Bard Endoscopic Technologies acquisition to other expense - See Note 12.

      During the fourth quarter of 2004, we recorded losses on the early extinguishment of debt of $0.8 million - See Note 6.

                 SCHEDULE II--Valuation and Qualifying Accounts
                                 (in thousands)

                                                                             Column C
                                                                    --------------------------
                                                                             Additions
                                                                    --------------------------
                                                       Column B
                                                    ------------                                                       Column E
              Column A                               Balance at     Charged to      Charged to       Column D       --------------
--------------------------------                    Beginning of    Costs and          Other        ----------      Balance at End
            Description                                Period        Expenses        Accounts       Deductions         of Period
--------------------------------                    ------------    ---------        --------       ----------      --------------
2004
----
    Allowance for bad debts ................          $ 1,672        $   380          $    --         $  (817)          $ 1,235
    Deferred tax asset
      valuation allowance ..................            8,462             --               --          (2,575)            5,887

2003
----
    Allowance for bad debts ................          $   922        $   741          $   640         $  (631)          $ 1,672
    Deferred tax asset
      valuation allowance ..................               --             --            8,462              --             8,462
2002
----
    Allowance for bad debts ................          $ 1,553        $  (144)         $    --         $  (487)          $   922
    Deferred tax asset
      valuation allowance ..................            3,410             --           (3,410)             --                --