Form 10-Q
period 2005-03-31
CONMED CORP
filed 2005-05-09
CIK 816956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
March 31, 2005

CONMED CORPORATION (Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☒   No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

                The number of shares outstanding of registrant’s common stock, as of May 6, 2005 is 29,377,374 shares.

CONMED CORPORATION QUARTERLY REPORT ON FORM 10–Q FOR THE QUARTER ENDED MARCH 31, 2005 PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION Item 1.

CONMED CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited, in thousands except per share amounts)

	Three Months Ended March 31,
	2004	2005

Net sales	$133,964	$155,859

Cost of sales	63,605	75,384

Gross profit	70,359	80,475

Selling and administrative expense	43,793	52,532

Research and development expense	4,739	5,849

Other expense	—	1,900

	48,532	60,281

Income from operations	21,827	20,194

Interest expense	3,306	3,759

Income before income taxes	18,521	16,435

Provision for income taxes	6,482	5,670

Net income	$12,039	$10,765

Per share data:

Net income
Basic	$.41	$.37
Diluted	.40	.36

Weighted average common shares
Basic	29,303	29,127
Diluted	29,992	29,721

See notes to consolidated condensed financial statements.
1

CONMED CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited, in thousands except share and per share amounts)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,189	$5,841
Accounts receivable, net	74,593	75,633
Inventories	127,935	132,018
Deferred income taxes	13,733	13,953
Prepaid expenses and other current assets	2,492	3,106

Total current assets	222,942	230,551

Property, plant and equipment, net	101,465	101,987
Goodwill	334,483	334,800
Other intangible assets, net	195,234	193,986
Other assets	18,701	18,796

Total assets	$872,825	$880,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,037	$4,037
Accounts payable	28,913	26,588
Accrued compensation and benefits	12,655	11,257
Income taxes payable	5,870	4,590
Accrued interest	748	1,962
Other current liabilities	10,838	11,629

Total current liabilities	63,061	60,063

Long-term debt	290,485	277,333
Deferred income taxes	51,433	55,116
Other long-term liabilities	19,863	21,498

Total liabilities	424,842	414,010

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share; authorized 500,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,135,835 and 30,518,296 shares issued in 2004 and 2005, respectively	301	305
Paid-in capital	256,551	264,425
Retained earnings	227,938	238,703
Accumulated other comprehensive income	(6,399)	(6,915)
Less 1,156,500 shares of common stock in treasury, at cost	(30,408)	(30,408)

Total shareholders’ equity	447,983	466,110

Total liabilities and shareholders’ equity	$872,825	$880,120

See notes to consolidated condensed financial statements.
2

CONMED CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2005

Cash flows from operating activities:
Net income	$12,039	$10,765

Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,645	2,917
Amortization	4,105	4,544
Deferred income taxes	4,248	3,683
Increase (decrease) in cash flows from changes in assets and liabilities:
Sale of accounts receivable	(1,000)	(5,000)
Accounts receivable	(435)	3,960
Inventories	4,089	(6,311)
Accounts payable	3,005	(1,501)
Income taxes payable	(3,759)	325
Accrued compensation and benefits	(2,664)	(1,398)
Accrued interest	161	1,214
Other assets	(1,066)	(1,393)
Other liabilities	(718)	2,426

Net cash provided by operating activities	20,650	14,231

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,620)	(3,985)

Net cash used in investing activities	(1,620)	(3,985)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	8,158	6,053
Payments on long-term debt	(23,178)	(13,152)
Payments related to issuance of long-term debt	(123)	(23)
Net change in cash overdrafts	(122)	(824)

Net cash used in financing activities	(15,265)	(7,946)

Effect of exchange rate changes on cash and cash equivalents	(284)	(648)

Net increase in cash and cash equivalents	3,481	1,652

Cash and cash equivalents at beginning of period	5,986	4,189

Cash and cash equivalents at end of period	$9,467	$5,841

See notes to consolidated condensed financial statements.
3

CONMED CORPORATION
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except share and per share amounts)

Note 1 – Operations and significant accounting policies

Organization and operations

                The accompanying consolidated condensed financial statements include the accounts of CONMED Corporation and its controlled subsidiaries (“CONMED”, the “Company”, “we” or “us”). All intercompany accounts and transactions have been eliminated. CONMED is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, otolaryngologic (“ENT”), neurosurgery and other surgical specialties. We are a leading developer, manufacturer and supplier of radio frequency (“RF”) electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endosurgery products such as trocars, clip appliers, scissors and surgical staplers, and a full line of electrocardiogram (“ECG”) electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our newest product line, CONMED Endoscopic Technologies offers a portfolio of innovative disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians’ offices and hospitals.

                CONMED conducts its business through five principal operating units, CONMED Electrosurgery, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Linvatec and CONMED Patient Care. All of our operating units have been aggregated into a single segment comprised of medical instruments and systems used in surgical and other medical procedures due to their similar economic characteristics, customer base, nature of products and services, procurement, regulatory environments, manufacturing and distribution processes. Total Company performance is evaluated by our chief operating decision maker which has been identified as the President and Chief Operating Officer, who reviews operating results and makes resource allocation decisions. Therefore, all required information regarding segment revenues, profitability and total assets may be obtained from our consolidated condensed financial statements.

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

                For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings as if the fair value provisions of SFAS 123 had been applied to stock-based employee compensation:

	Three months ended March 31,
	2004	2005

Net income — as reported	$12,039	$10,765

Pro forma stock-based employee compensation expense, net of related income tax effect	(558)	(423)

Net income — pro forma	$11,481	$10,342

Earnings per share – as reported:
Basic	$.41	$.37
Diluted	.40	.36

Earnings per share – pro forma:
Basic	$.39	$.36
Diluted	.38	.35

                In December 2004, SFAS 123 was revised to require that all share-based payments be recognized in the financial statements based on their fair values. In April, 2005, the Securities and Exchange Commission released a final rule “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment”. This rule defers the date for which we will be required to adopt Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS 123R”) until January 1, 2006. See additional discussion of SFAS 123R in Note 11.

Note 2 – Interim financial information

                The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2004 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

                Comprehensive income (loss) consists of the following:

	Three months ended March 31,
	2004	2005

Net income	$12,039	$10,765

Other comprehensive income:
Foreign currency translation adjustment	(279)	(516)
Cash flow hedging (net of income taxes)	193	—

Comprehensive income	$11,953	$10,249

Accumulated other comprehensive income (loss) consists of the following:

	Minimum Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (loss)

Balance, December 31, 2004	$(10,455)	$4,056	$(6,399)

Foreign currency translation adjustments	—	(516)	(516)

Balance, March 31, 2005	$(10,455)	$3,540	$(6,915)

Note 4 – Inventories Inventories consist of the following:

	December 31, 2004	March 31, 2005

Raw materials	$40,781	$41,691

Work-in-process	13,427	13,591

Finished goods	73,727	76,736

Total	$127,935	$132,018

Note 5 – Earnings per share

                We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2005.

	Three months ended March 31,
	2004	2005

Net income	$12,039	$10,765

Basic – weighted average shares outstanding	29,303	29,127

Effect of dilutive potential securities	689	594

Diluted – weighted average shares outstanding	29,992	29,721

Basic EPS	$.41	$.37
Diluted EPS	.40	.36
6

                The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. No such shares were excluded from the calculation of diluted EPS for the three months ended March 31, 2004. Shares excluded from the calculation of diluted EPS aggregated 0.1 million for the three months ended March 31, 2005. In accordance with EITF (Emerging Issues Task Force) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under our 2.50% convertible senior subordinated notes (the “Notes”) because they are not dilutive. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 6 – Goodwill and other intangible assets

                The changes in the net carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

Balance as of January 1, 2005	$334,483

Foreign currency translation	317

Balance as of March 31, 2005	$334,800

Goodwill associated with each of our principal operating units is as follows:

	December 31, 2004	March 31, 2005

CONMED Electrosurgery	$16,249	$16,249

CONMED Endoscopic Technologies	43,876	43,876

CONMED Endosurgery	42,388	42,388

CONMED Linvatec	175,120	175,437

CONMED Patient Care	56,850	56,850

Balance	$334,483	$334,800

Other intangible assets consist of the following:

	December 31, 2004		March 31, 2005
Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$110,612	$(18,290)	$110,612	$(19,048)

Patents and other intangible assets	35,444	(19,876)	35,656	(20,578)

Unamortized intangible assets:

Trademarks and tradenames	87,344	—	87,344	—

	$233,400	$(38,166)	$233,612	$(39,626)

             Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 24 years. Customer relationships are being amortized over a weighted average life of 37 years. Patents and other intangible assets are being amortized over a weighted average life of 9 years.

             Amortization expense related to intangible assets which are subject to amortization totaled $1,460 and $1,605 in the three months ended March 31, 2005 and 2004, respectively. These amounts have been included in selling and administrative expense on the Consolidated Condensed Statement of Income.

             The estimated amortization expense for the year ending December 31, 2005, including the quarterly period ended March 31, 2005, and for each of the five succeeding years is as follows:

2005	$5,654
2006	5,085
2007	5,072
2008	4,925
2009	4,540
2010	4,475

                We perform impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization. These tests and evaluations are performed in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No impairment losses or adjustments to useful lives have been recognized as a result of these tests. It is our policy to perform annual impairment tests in the fourth quarter.

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

                Changes in the carrying amount of service and product warranties for the three months ended March 31, 2005 are as follows:

Balance as of January 1, 2005	$3,524

Provision for warranties	1,018
Claims made	(1,035)

Balance as of March 31, 2005	$3,507

Note 8 – Pension plan Net periodic pension costs consist of the following:

	Three months ended March 31,
	2004	2005

Service cost	$1,069	$993

Interest cost on projected benefit obligation	634	750

Expected return on plan assets	(665)	(809)

Net amortization and deferral	200	209

Net periodic pension cost	$1,238	$1,143

                We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2004 that we expected to fund our pension in 2005 by an amount not to exceed $4.5 million. No pension funding was required or made during the quarter ended March 31, 2005.

Note 9 – Other expense

                Other expense consists of the following:

	2004	2005

Termination of product offering	$—	$520

Acquisition-related costs	—	1,380

Other expense	$—	$1,900

                During the quarter ended December 31, 2004, we elected to terminate our surgical lights product line and we instituted a customer replacement program whereby all currently installed surgical lights will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $4.2 million. During the fourth quarter of 2004, we recorded a charge of $2.4 million for the write-off of surgical lights inventory and the cost of surgical light replacements performed through December 31, 2004. During the quarter ended March 31, 2005, we incurred an additional $0.5 million in costs under the replacement program which we have recorded to other expense. It is anticipated that the remaining $1.3 million in costs will be incurred in 2005 as the replacement program is completed.

                During the quarter ended March 31, 2005, we incurred $1.4 million of acquisition and integration-related charges associated with the September 30, 2004 acquisition of Bard Endoscopic Technologies which have been recorded in other expense. See additional discussion of the Bard Endoscopic Technologies acquisition in Note 12.

Note 10 – Legal proceedings

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

Note 11 – New accounting pronouncements

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the Securities and Exchange Commission released a final rule “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment”. This rule defers the date for which we will be required to adopt SFAS 123R until January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

                In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the “Jobs Act”) will be treated as a “special deduction” as described in FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”) and not as a tax rate reduction. The special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect this deduction to have a significant impact on our financial position or results of operations in 2005.

                In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We are currently evaluating the impact of FSP 109-2.

                Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. We are currently evaluating the potential impact of this Interpretation which is effective for us no later than December 31, 2005.

Note 12 – Business acquisition

                As more fully described in our Annual Report on Form 10-K for the year-ended December 31, 2004, on September 30, 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition”) for aggregate consideration of $81.3 million in cash. The acquired business included various tangible and intangible assets associated with a comprehensive line of single-use medical devices employed by gastro-intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques.

                Manufacturing of the acquired products is being conducted in various C.R. Bard facilities under a transition agreement. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006.

                Included in cost of sales during the quarter-ended March 31, 2005 is $0.5 million of expense which represents a portion of the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition. As described in Note 9, during the quarter ended March 31, 2005, we incurred $1.4 million of acquisition and integration-related charges associated with the Bard Endoscopic Technologies acquisition which have been recorded in other expense.

                Unaudited pro forma statements of income for the quarter ended March 31, 2004 assuming the Bard Endoscopic Technologies acquisition occurred as of January 1, 2004 are presented below. This pro forma statement of income has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Bard Endoscopic Technologies acquisition occurred on January 1, 2004 or which may result in the future.

Three months ended March 31, 2004

Net sales	$149,100
Net income	11,254
Net income per share
Basic EPS	$0.38
Diluted EPS	0.38
12

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

                In this Report on Form 10-Q, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future. These statements may be made directly in this document or may be “incorporated by reference” from other documents. Such statements may be identified by the use of words such as “anticipates”, “expects”, “estimates”, “intends” and “believes” and variations thereof and other terms of similar meaning.

Forward-looking statements are not guarantees of future performance

                Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2004 and the following, among others:

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

                See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2004 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

                CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended March 31,
	2004	2005
Arthroscopy	38.3%	34.6%
Powered Surgical Instruments	25.0	22.8
Patient Care	13.4	12.1
Electrosurgery	15.1	13.4
Endosurgery	8.2	7.9
Endoscopic Technologies	—	9.2

Consolidated Net Sales	100%	100%

                A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States. We market our products both domestically and internationally directly to customers and through distributors. International sales represent a significant portion of our business. During the three months ended March 31, 2005, sales to purchasers outside of the United States totaled 38% of total net sales.

Business environment, opportunities and challenges

                The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or non-invasive) procedures are important trends which are driving the growth for our surgical and patient care products.

                We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines and realize economies of scale. In January 2004, we announced an agreement with Dolphin Medical, Inc., a subsidiary of OSI Systems, Inc. under which we became the exclusive North American distributor for a full line of Dolphin pulse oximetry products. These products are included in our Patient Care product line. On September 30, 2004 we completed the acquisition of certain products of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition” – see Note 12 to the Consolidated Condensed Financial Statements). The acquired product line consists of various disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Several of the products are used in conjunction with electrosurgical devices to cause hemostasis following the removal of diseased tissue. We believe that these products complement our current Electrosurgery product offerings. Manufacturing of the products is being conducted in various C.R. Bard facilities under a transition agreement. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006.

                Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In February 2005, we unveiled several new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include an Advantage®  Turbo Arthroscopic Shaver System; PINN-ACL®  cross pin device; Lightwave™  suction ablator; PowerProMax™  powered instrument handpieces, batteries and attachments; ThRevo™  triple-loaded suture anchor; and SuperRevo® /Bio-Anchor® /Duet™ /Impact™  suture anchors pre-threaded with Herculine™. Additionally, in March 2005 we introduced our Pro2®  product which permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques. We anticipate a 2005 product launch in the United States and Europe.

                Our current research initiatives are focused on a product referred to as Endotracheal Cardiac Output Monitor (“ECOM”). Our ECOM product offering is expected to replace catheter monitoring of cardiac output with a specially designed endotracheal tube which utilizes proprietary bio-impedance technology. A large portion of the development of this product, as well as future product enhancements, will be conducted in our newly created research subsidiary in Israel. We anticipate a 2006 product launch in the United States and Europe.

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

Critical accounting estimates

                Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2004 describes significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2005.

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

•	Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs are included in selling and administrative expense.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $1.3 million at March 31, 2005 is adequate to provide for any probable losses resulting from accounts receivable.

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

Business acquisitions

                We have a history of growth through acquisitions, including the Bard Endoscopic Technologies acquisition in September 2004. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $334.8 million and other intangible assets of $194.0 million at March 31, 2005.

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

Pension plan

                We sponsor a defined benefit pension plan covering substantially all our employees. Major assumptions used in the accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plans’ measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

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

                Based on these and other factors, pension expense for the year-ended December 31, 2005 is estimated at approximately $4.5 million as compared to pension expense of approximately $3.6 million for the year-ended December 31, 2004. Actual expense may vary significantly from this estimate. For the three month period ended March 31, 2005 we recorded $1.1 million in pension expense and for the three month period ended March 31, 2004 we recorded $1.2 million.

Income taxes

                The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $22.7 million at March 31, 2005. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

                The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2004	2005

Net sales	100.0%	100.0%
Cost of sales	47.5	48.4

Gross profit	52.5	51.6
Selling and administrative expense	32.7	33.7
Research and development expense	3.5	3.8
Other expense	—	1.2

Income from operations	16.3	12.9
Interest expense	2.5	2.4

Income before income taxes	13.8	10.5
Provision for income taxes	4.8	3.6

Net income	9.0%	6.9%

                Sales for the quarterly period ended March 31, 2005 were $155.9 million, an increase of $21.9 million (16.3%) compared to sales of $134.0 million in the comparable 2004 period. The Bard Endoscopic Technologies acquisition accounted for $14.3 million of the above increase and favorable foreign currency exchange rates accounted for $1.8 million.

                Arthroscopy sales increased $2.7 million (5.3%) in the quarterly period ended March 31, 2005 to $54.0 million from $51.3 million in the comparable 2004 period as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery. This increase was offset in part by reduced sales of integrated operating room systems and equipment.

                Powered surgical instrument sales increased $2.0 million (6.0%) in the quarterly period ended March 31, 2005 to $35.5 million from $33.5 million in the comparable 2004 period, principally as a result of increased sales of our PowerPro®  line of large bone powered instrument products.

                Patient care sales increased $0.9 million (5.0%) in the quarterly period ended March 31, 2005 to $18.9 million from $18.0 million in the comparable 2004 period principally as a result of increased sales of our pulse oximetry products.

                Electrosurgery sales increased $0.7 million (3.5%) in the quarterly period ended March 31, 2005 to $20.9 million from $20.2 million in the comparable 2004 period, principally as a result of increased sales of our System 5000®  electrosurgical generator and disposable ground pads.

                Endosurgery sales increased $1.3 million (11.8%) in the quarterly period ended March 31, 2005 to $12.3 million from $11.0 million in the comparable 2004 period, principally as a result of increased sales of skin staplers and our various laparoscopic instrument products and systems.

                Endoscopic Technologies sales in the quarterly period ended March 31, 2005 were $14.3 million representing the results of the Bard Endoscopic Technologies acquisition.

                Cost of sales increased to $75.4 million in the quarterly period ended March 31, 2005 as compared to $63.6 million in the same period a year ago on increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased to 51.6% in the quarterly period ended March 31, 2005 as compared to 52.5% in the same period a year ago. We incurred $2.3 million in charges related to the Bard Endoscopic Technologies acquisition in the quarterly period ended March 31, 2005 which have been included in cost of sales. The $2.3 million in Bard Endoscopic Technologies acquisition charges consist of $0.5 million related to the step-up to fair value of inventory acquired as a result of the Bard Endoscopic Technologies acquisition and $1.8 million of costs relating to inventory purchased from C.R. Bard under a transition agreement and sold at a cost higher than we expect to incur when we begin manufacturing the products ourselves. As a result, we would expect the costs of these sales to decrease when the Bard Endoscopic Technologies transition is complete. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006. The decrease in gross margin percentage in the quarterly period ended March 31, 2005 as compared to the same period a year ago is due to these acquisition-related charges.

                Selling and administrative expense increased to $52.5 million in the quarterly period ended March 31, 2005 as compared to $43.8 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 33.7% in the quarterly period ended March 31, 2005 as compared to 32.7% in the same period a year ago. This increase of 1.0 percentage points is attributable to increased administrative expenses associated with litigation against Johnson & Johnson (see Note 10 to the Consolidated Condensed Financial Statements) and our Sarbanes-Oxley compliance program as well as the addition of the Endoscopic Technologies business in September 2004.

                Research and development expense totaled $5.8 million in the quarterly period ended March 31, 2005 as compared to $4.7 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 3.8% in the quarterly period ended March 31, 2005, consistent with 3.5% in the same period a year ago. The increase in research and development expense is principally due to the addition of the Endosocopic Technologies business in September 2004.

                As discussed in Note 9 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended March 31, 2005 consisted of $0.5 million in charges related to the termination of a product line and $1.4 million in Bard Endosocopic Technologies acquisition-related costs. In the quarterly period ended March 31, 2004 we did not record a charge to other expense.

                Interest expense in the quarterly period ended March 31, 2005 was $3.8 million as compared to $3.3 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the quarterly period ended March 31, 2005 as compared to the same period a year ago. The increase in weighted average borrowings outstanding is due to our financing of the Bard

Endoscopic Technologies acquisition in September 2004. The weighted average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility) increased to 4.39% in the quarterly period ended March 31, 2005 as compared to 4.34% in the same period a year ago.

                A provision for income taxes has been recorded at an effective tax rate of 34.5% for the quarterly period ended March 31, 2005 as compared to 35.0% in the same period a year ago. The effective rate for the quarterly period ended March 31, 2005 is lower than that recorded in the same period a year ago and the United States statutory rate of 35.0% as a result of an increase in the estimated benefits to be realized from the Extraterritorial Income Exclusion tax rules on foreign sales. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2004, Note 7 to the Consolidated Financial Statements.

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

Cash provided by operations

                Our net working capital position was $170.5 million at March 31, 2005. Net cash provided by operating activities was $14.2 million in the quarterly period ended March 31, 2005 and $20.7 million in the quarterly period ended March 31, 2004.

                Net cash provided by operating activities in the quarterly period ended March 31, 2005 was favorably impacted by the following non-cash charges to income: depreciation, amortization and deferred income taxes. Also benefiting cash flow from operations were decreases in accounts receivable due to decreased sales in the quarter ended March 31, 2005 as compared to the quarter ended December 31, 2004, and increases in income taxes payable, accrued interest and other liabilities as a result of the timing of the payment of these liabilities.

                Net cash provided by operating activities in the quarterly period ended March 31, 2005 was unfavorably impacted by the following: a decrease in accounts receivable sold under the accounts receivable sale facility; increases in inventories to ensure sufficient inventory on-hand as we transition the manufacturing of the Endoscopic Technologies product line to CONMED facilities; increases in other assets; and decreases in accounts payable and accrued compensation and benefits as a result of the timing of the payment of these liabilities.

Investing cash flows

                Net cash used in investing activities in the quarterly period ended March 31, 2005 and the same period a year ago consisted of capital expenditures. Capital expenditures were $4.0 million and $1.6 million for the quarterly period ended March 31, 2005 and 2004, respectively. The increase in capital expenditures in the quarterly period ended March 31, 2005 as compared to the same period a year ago is primarily due to the ongoing expansion of our manufacturing and distribution capacity as a result of the Bard Endoscopic Technologies acquisition. We expect capital expenditures to approximate $12.0 to $15.0 million during the year-ended December 31, 2005.

Financing cash flows

                Net cash used in financing activities in the three months ended March 31, 2005 consisted primarily of the following: $6.1 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan; $13.2 million in repayments of term borrowings under our senior credit facility and $0.8 million net decrease in cash overdrafts.

                Our senior credit facility consists of a $100 million revolving credit facility and a $260 million term loan. At March 31, 2005 there were no amounts outstanding on the revolving credit facility. The aggregate amount outstanding on the term loan was $114.7 million at March 31, 2005. The term loan is scheduled to be repaid in quarterly installments over a period of approximately 5 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in December 2009. We have made all scheduled term loan repayments as they have come due. We may also be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. No such payments were required during 2004 or 2005. Interest rates on the term facility and the revolving credit facility are at the London Interbank Offered Rate (“LIBOR”) plus 2.25% (5.01% at March 31, 2005).

                Outstanding debt in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the “Class A note”); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the “Class C note”). The principal balances outstanding on the Class A note and Class C note aggregated $8.3 million and $8.3 million, respectively, at March 31, 2005.

                On November 11 2004, we completed an offering of $150.0 million in 2.50% convertible senior subordinated notes (the “Notes”) due 2024. This offering has allowed us to fix interest rates on $150.0 million of our total outstanding long-term debt at 2.50%. The Notes represent our subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share). The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011. Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

                Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million may be purchased in any calendar year. We had not repurchased any shares under the share repurchase program as of March 31, 2005. We expect to repurchase $7.7 million of our common stock in the second quarter of 2005 to offset the dilutive effect of the issuance of shares under our employee stock option plans. We expect to finance repurchases from cash-on-hand.

                Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

                We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of March 31, 2005, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $44.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.4 million in the three month period ended March 31, 2005 and are included in interest expense.

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

Contractual obligations

                The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). Purchase obligations represent amounts committed under purchase orders with defined terms as to price, quantity and delivery placed in the ordinary course of business. There were no capital lease obligations as of March 31, 2005:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Long-term debt	$281,370	$4,037	$23,038	$96,355	$157,940
Purchase obligations	81,233	81,117	102	14	—
Operating lease obligations	13,291	2,772	5,098	3,405	2,016

Total contractual obligations	$375,894	$87,926	$28,238	$99,774	$159,956

                In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations and we may be required to make contributions to our pension plan which are not expected to exceed $4.5 million in 2005.

New accounting pronouncements

                 See Note 11 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3.    Quantitative and qualitative disclosures about market risk

                There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2005. Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2004 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.    Controls and procedures

                An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2005. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
24

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: May 9, 2005

/s/ Robert D. Shallish, Jr.

Robert D. Shallish, Jr.
Vice President - Finance
(Principal Financial Officer)
25

Exhibit Index

Exhibit		Sequential Page Number

31.1	Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E–1

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E–2

32.1	Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E–3
26