Form 10-Q
period 2005-06-30
CONMED CORP
filed 2005-08-09
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
June 30, 2005

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
Yes ☒ No ☐

                The number of shares outstanding of registrant’s common stock, as of August 3, 2005 is 29,540,849 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I FINANCIAL INFORMATION

PART I	FINANCIAL INFORMATION

Item 1.

CONMED CORPORATION
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Net sales	$130,912	$158,276	$264,876	$314,135

Cost of sales	62,198	76,152	125,803	151,536

Gross profit	68,714	82,124	139,073	162,599

Selling and administrative expense	42,409	53,559	86,202	106,091

Research and development expense	4,836	6,375	9,575	12,224

Other expense	—	2,576	—	4,476

	47,245	62,510	95,777	122,791

Income from operations	21,469	19,614	43,296	39,808

Interest expense	2,558	3,571	5,864	7,330

Income before income taxes	18,911	16,043	37,432	32,478

Provision for income taxes	6,619	5,535	13,101	11,205

Net income	$12,292	$10,508	$24,331	$21,273

Per share data:

Net Income
Basic	$.41	$.36	$.83	$.73
Diluted	.41	.35	.81	.71

Weighted average common shares
Basic	29,649	29,494	29,476	29,301
Diluted	30,313	30,060	30,151	29,830

See notes to consolidated condensed financial statements.

CONMED CORPORATION
 CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2004	June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,189	$6,506
Accounts receivable, net	74,593	76,552
Inventories	127,935	142,055
Deferred income taxes	13,733	13,662
Prepaid expenses and other current assets	2,492	3,321

Total current assets	222,942	242,096

Property, plant and equipment, net	101,465	102,460
Goodwill	334,483	335,408
Other intangible assets, net	195,234	193,220
Other assets	18,701	18,620

Total assets	$872,825	$891,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,037	$4,121
Accounts payable	28,913	35,113
Accrued compensation and benefits	12,655	9,592
Income taxes payable	5,870	2,847
Accrued interest	748	690
Other current liabilities	10,838	12,504

Total current liabilities	63,061	64,867

Long-term debt	290,485	269,422
Deferred income taxes	51,433	58,798
Other long-term liabilities	19,863	22,958

Total liabilities	424,842	416,045

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share; authorized 500,000 shares; none outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 shares authorized; 30,135,835 and 30,948,147 shares issued in 2004 and 2005, respectively	301	309
Paid-in capital	256,551	273,507
Retained earnings	227,938	249,211
Accumulated other comprehensive income (loss)	(6,399)	(9,101)
Less 1,410,370 shares of common stock in treasury, at cost	(30,408)	(38,167)

Total shareholders’ equity	447,983	475,759

Total liabilities and shareholders’ equity	$872,825	$891,804

See notes to consolidated condensed financial statements.

CONMED CORPORATION
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Six months ended June 30,

	2004	2005

Cash flows from operating activities:
Net income	$24,331	$21,273

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,259	6,139
Amortization	7,777	9,143
Deferred income taxes	8,586	7,365
Increase (decrease) in cash flows from changes in assets and liabilities:
Sale of accounts receivable	2,000	(3,000)
Accounts receivable	3,774	1,041
Inventories	1,295	(18,579)
Accounts payable	3,110	6,461
Income taxes payable	(5,765)	992
Accrued compensation and benefits	(1,515)	(3,063)
Accrued interest	677	(58)
Other assets	(2,410)	(2,580)
Other liabilities	(1,178)	4,761

	21,610	8,622

Net cash provided by operating activities	45,941	29,895

Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,338)	(8,098)
Payments related to business acquisitions	(224)	(364)

Net cash used in investing activities	(4,562)	(8,462)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	9,010	13,020
Repurchase of common stock	—	(7,759)
Payments on senior credit agreement	(20,135)	(28,623)
Proceeds of senior credit agreement	—	8,000
Payments on mortgage notes	(4,069)	(356)
Payments related to issuance of long-term debt	(164)	(135)
Net change in cash overdrafts	(154)	(261)

Net cash used in financing activities	(15,512)	(16,114)

Effect of exchange rate changes on cash and cash equivalents	(1,650)	(3,002)

Net increase in cash and cash equivalents	24,217	2,317

Cash and cash equivalents at beginning of period	5,986	4,189

Cash and cash equivalents at end of period	$30,203	$6,506

See notes to consolidated condensed financial statements.

CONMED CORPORATION
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 – Operations and Significant Accounting Policies

Organization and Operations

                The accompanying consolidated condensed financial statements include the accounts of CONMED Corporation and its controlled subsidiaries (“CONMED”, the “Company”, “we” or “us”). All intercompany accounts and transactions have been eliminated. CONMED is a medical technology company specializing in instruments, implants and video equipment for arthroscopic sports medicine and powered surgical instruments, such as drills and saws, for orthopedic, otolaryngologic (“ENT”), neurosurgery and other surgical specialties. We are a leading developer, manufacturer and supplier of radio frequency (“RF”) electrosurgery systems used routinely to cut and cauterize tissue in nearly all types of surgical procedures worldwide, endosurgery products such as trocars, clip appliers, scissors and surgical staplers, and a full line of electrocardiogram (“ECG”) electrodes for heart monitoring and other patient care products. We also offer integrated operating room systems and equipment. Our newest product line, CONMED Endoscopic Technologies, offers a portfolio of innovative disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Our products are used in a variety of clinical settings, such as operating rooms, surgery centers, physicians’ offices and hospitals.

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

123 had been applied to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,

	2004	2005	2004	2005

Net income – as reported	$12,292	$10,508	$24,331	$21,273

Pro forma stock-based employee compensation expense, net of related income tax effect	(1,459)	(1,158)	(2,017)	(1,581)

Net income – pro forma	$10,833	$9,350	$22,314	$19,692

Earnings per share – as reported:

Basic	$.41	$.36	$.83	$.73
Diluted	.41	.35	.81	.71

Earnings per share – pro forma:

Basic	$.37	$.32	$.76	$.67
Diluted	.36	.31	.74	.66

Note 2 – Interim financial information

                The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2004 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

                Comprehensive income consists of the following:

	Three months ended June 30,		Six months ended June 30,

	2004	2005	2004	2005

Net income	$12,292	$10,508	$24,331	$21,273

Other comprehensive income:
Foreign currency translation adjustment	(1,434)	(2,186)	(1,713)	(2,702)
Cash flow hedging (net of income taxes)	(339)	—	(146)	—

Comprehensive income	$10,519	$8,322	$22,472	$18,571

             Accumulated other comprehensive income consists of the following:

	Minimum Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (loss)

Balance, December 31, 2004	$(10,455)	$4,056	$(6,399)
Foreign currency translation adjustments	—	(2,702)	(2,702)

Balance, June 30, 2005	$(10,455)	$1,354	$(9,101)

Note 4 – Inventories

                Inventories consist of the following:

	December 31, 2004	June 30, 2005

Raw materials	$40,781	$43,342

Work-in-process	13,427	15,049

Finished goods	73,727	83,664

Total	$127,935	$142,055

Note 5 – Earnings per share

                We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2004 and 2005.

	Three months ended June 30,		Six months ended June 30,

	2004	2005	2004	2005

Net income	12,292	10,508	24,331	21,273

Basic – weighted average shares outstanding	29,649	29,494	29,476	29,301

Effect of dilutive potential securities	664	566	675	529

Diluted – weighted average shares outstanding	30,313	30,060	30,151	29,830

                The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. No such shares were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2004. Shares excluded from the calculation of diluted EPS aggregated 0.3 million for the three and six months ended June 30, 2005. In accordance with EITF (Emerging Issues Task Force) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, the shares used in the calculation of diluted EPS exclude the potential shares contingently issuable under our 2.50% convertible senior subordinated notes (the “Notes”) because as of June 30, 2005, our share price has not exceeded the conversion price of the Notes. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 6 – Goodwill and other intangible assets

            The changes in the net carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

Balance as of January 1, 2005	$334,483

Adjustments to goodwill resulting from business acquisitions finalized	364

Foreign currency translation	561

Balance as of June 30, 2005	$335,408

             Goodwill associated with each of our principal operating units is as follows:

	December 31, 2004	June 30, 2005

CONMED Electrosurgery	$16,249	$13,533

CONMED Endoscopic Technologies	43,876	46,660

CONMED Endosurgery	42,388	42,388

CONMED Linvatec	175,120	175,613

CONMED Patient Care	56,850	57,214

	$334,483	$335,408

             Other intangible assets consist of the following:

	December 31, 2004		June 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:

Customer relationships	$110,612	$(18,290)	$110,612	$(19,805)

Patents and other intangible assets	35,444	(19,876)	36,298	(21,229)

Unamortized intangible assets:

Trademarks and tradenames	87,344	—	87,344	—

	$233,400	$(38,166)	$234,254	$(41,034)

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

             Amortization expense related to intangible assets which are subject to amortization totaled $1,408 and $2,868 in the three and six months ended June 30, 2005, respectively, and $1,347 and $2,952 in the three and six months ended June 30, 2004, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

             The estimated amortization expense for the year ending December 31, 2005, including the six month period ended June 30, 2005 and for each of the five succeeding years is as follows:

2005	$5,632
2006	5,125
2007	5,112
2008	4,993
2009	4,556
2010	4,478

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

             Changes in the carrying amount of service and product warranties for the six months ended June 30, 2005 are as follows:

Balance as of January 1, 2005	$3,524

Provision for warranties	2,059
Claims made	(2,078)

Balance as of June 30, 2005	$3,505

Note 8 – Pension plan

                Net periodic pension costs consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Service cost	$1,069	$962	$2,138	$1,955

Interest cost on projected benefit obligation	634	727	1,268	1,478

Expected return on plan assets	(665)	(784)	(1,330)	(1,593)

Net amortization and deferral	200	202	400	410

Net periodic pension cost	$1,238	$1,107	$2,476	$2,250

                We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2004 that we expected to fund our pension in 2005 by an amount not to exceed $4.5 million. No pension funding was required or made during the three and six month periods ended June 30, 2005.

Note 9 – Other expense

                Other expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Environmental settlement costs	$—	$698	$—	$698
Termination of product offering	—	429	—	949
Acquisition-related costs	—	1,449	—	2,829

Other expense	$—	$2,576	$—	$4,476

                During the quarter ended June 30, 2005, we entered into a settlement of certain environmental claims related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies. The current owner alleged that the acquired subsidiary caused environmental contamination of the property. In order to avoid litigation, the Company agreed to reimburse the owner for a certain percentage of past remediation costs, and to participate in the funding of the remediation activities. The total sum of past costs, including attorney’s fees, together with the current estimate of future costs, amounts to approximately $0.7 million and has been recorded in other expense.

                During the quarter ended December 31, 2004, we elected to terminate our surgical lights product line and we instituted a customer replacement program whereby all currently installed surgical lights will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $4.2 million. During the fourth quarter of 2004, we recorded a charge of $2.4 million for the write-off of surgical lights inventory and the cost of surgical light replacements performed through December 31, 2004. During the three and six months ended June 30, 2005, we incurred an additional $0.4 million and $0.9 million, respectively in costs under the replacement program which we have recorded to other expense. It is anticipated that the remaining $0.9 million in costs will be incurred in 2005 as the replacement program is completed.

                During the three and six months ended June 30, 2005, we incurred $1.4 million and $2.8 million, respectively, of acquisition and integration-related charges associated with the September 30, 2004 acquisition of Bard Endoscopic Technologies which have been recorded in other expense. These charges consist of certain compensation, travel, legal and other acquisition and integration-related costs. See additional discussion of the Bard Endoscopic Technologies acquisition in Note 12.

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

                Our operations are subject to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations. As discussed in Note 8, we entered into a settlement of certain environmental claims during the second quarter of 2005 related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies.

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

                In March 2005, the SEC issued Staff Accounting Bulletin Number 107 (“SAB 107”) that provided additional guidance to public companies relating to share-based payment transactions and the implementation of SFAS 123R, including guidance regarding valuation methods and related assumptions, classification of compensation expense and income tax effects of share-based payment arrangements. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R together with the guidance provided by

SAB 107, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

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

                In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”, (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted.

                On June 30, 2005, tax legislation in the state of Ohio was enacted that will significantly restructure the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. We are currently evaluating the impact of this new tax law, however we do not expect it to materially impact our consolidated results of operations.

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

                Included in cost of sales during the three and six month periods ended June 30, 2005 is $0.5 million of expense which represents a portion of the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition. As described in Note 9, during the three and six month periods ended June 30, 2005, we incurred $1.4 million and $2.8 million, respectively, of acquisition and integration-related charges associated with the Bard Endoscopic Technologies acquisition which have been recorded in other expense.

                Unaudited pro forma statements of income information  for the three and six months ended June 30, 2004 assuming the Bard Endoscopic Technologies acquisition occurred as of January 1, 2004 are presented below. This pro forma statement of income information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Bard Endoscopic Technologies acquisition occurred on January 1, 2004 or which may result in the future.

	Three Months Ended	Six Months Ended
	June 30, 2004

Net sales	$146,934	$296,034
Net income	12,288	23,542
Net income per share
Basic EPS	$0.41	$.80
Diluted EPS	0.41	.78

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

                In this Report on Form 10-Q, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future. These statements may be made directly in this document or may be “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates” or similar expressions.

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

                See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Business” in our Annual Report on Form 10-K for the year-

ended December 31, 2004 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

                CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended		Six months ended

	June 30,		June 30,

	2004	2005	2004	2005

Arthroscopy	36.7%	34.6%	37.5%	34.6%
Powered Surgical Instruments	24.0	21.4	24.5	22.1
Patient Care	14.1	12.1	13.7	12.1
Electrosurgery	15.7	14.3	15.4	13.9
Endosurgery	9.5	8.1	8.9	8.0
Endoscopic Technologies	0.0	9.5	0.0	9.3

Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

                A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States. We market our products both domestically and internationally directly to customers and through distributors. International sales represent a significant portion of our business. During the six months ended June 30, 2005, sales to purchasers outside of the United States accounted for 37.6% of total net sales.

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

                In September 2004 we completed the acquisition of certain products of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition” – see Note 12 to the Consolidated Condensed Financial Statements). The acquired product line consists of various disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Several of the products are used in conjunction with electrosurgical devices to cause hemostasis following the removal of diseased tissue. We believe that these products complement our Electrosurgery product offerings.

                In May 2005, we entered into a distribution agreement with Xillix Technologies Corporation, a manufacturer of fluorescence endoscopy products. The agreement appoints CONMED as the sole distributor of Xillix’s Onco-LIFE™ product in the United States and Canada. Onco-LIFE™ incorporates fluorescence and white-light endoscopy in a single device for the detection and localization of lung and gastrointestinal cancers.

                Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In February 2005, we unveiled several new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include an Advantage® Turbo Arthroscopic Shaver System; PINN-ACL® cross pin device; Lightwave™  suction ablator; PowerProMax™  powered instrument handpieces, batteries and attachments; ThRevo™ triple-loaded suture anchor; and SuperRevo®/Bio-Anchor®/Duet™/Impact™ suture anchors pre-threaded with Herculine™. Additionally, in March 2005 we introduced our Pro2® product which permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques. We anticipate a full product release in the United States in the fourth quarter of 2005.

                We have a variety of research and development initiatives focused in each of our principal product lines. Among the most significant of these efforts is the Endotracheal Cardiac Output Monitor (“ECOM”). Our ECOM product offering is expected to replace catheter monitoring of cardiac output with a specially designed endotracheal tube which utilizes proprietary bio-impedance technology. Also of significance are our research and development efforts in the area of tissue-sealing for electrosurgery and high definition minimally-invasive surgery camera systems for arthroscopy.

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

Critical Accounting Estimates

                Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2004 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the second quarter of 2005.

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

•
Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for capital equipment sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

•	Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs are included in selling and administrative expense.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $0.9 million at June 30, 2005 is adequate to provide for any probable losses from accounts receivable.

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

Business Acquisitions

                We have a history of growth through acquisitions, including most recently, the Bard Endoscopic Technologies acquisition in September 2004. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $335.4 million and other intangible assets of $193.2 million at June 30, 2005.

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

Pension Plan

                We sponsor a defined benefit pension plan covering substantially all our employees. Major assumptions used in the accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

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

                Based on these and other factors, pension expense for the year-ended December 31, 2005 is estimated at approximately $4.5 million as compared to pension expense of approximately $3.6 million for the year-ended December 31, 2004. Actual expense may vary significantly from this estimate. For the six month period ended June 30, 2005 we recorded $2.3 million in pension expense and for the six month period ended June 30, 2004 we recorded $2.5 million.

Income Taxes

                The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $22.7 million at June 30, 2005. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

                The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2004	2005	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.5	48.1	47.5	48.2

Gross profit	52.5	51.9	52.5	51.8
Selling and administrative expense	32.4	33.8	32.6	33.8
Research and development expense	3.7	4.0	3.6	3.9
Other expense	—	1.6	—	1.4

Income from operations	16.4	12.4	16.3	12.7
Interest expense	2.0	2.3	2.2	2.3

Income before income taxes	14.4	10.1	14.1	10.3
Provision for income taxes	5.0	3.5	4.9	3.6

Net income	9.4%	6.6%	9.2%	6.8%

Three months ended June 30, 2005 compared to three months ended June 30, 2004

                Sales for the quarter ended June 30, 2005 were $158.3 million, an increase of $27.4 million (20.9%) compared to sales of $130.9 million in the same period a year ago. The Bard Endoscopic Technologies acquisition accounted for $15.0 million of the above increase and favorable foreign currency exchange rates accounted for $1.9 million.

                Arthroscopy sales increased $6.8 million (14.2%) in the quarter ended June 30, 2005 to $54.8 million from $48.0 million in the same period a year ago, principally as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

                Powered surgical instrument sales increased $2.5 million (8.0%) in the quarter ended June 30, 2005 to $33.9 million from $31.4 million in the same period a year ago, principally as a result of increased sales of our PowerPro®  line of large bone powered instrument products and our PowerPro Max®  line of small bone powered instrument products.

                Patient care sales increased $0.7 million (3.8%) in the quarter ended June 30, 2005 to $19.1 million from $18.4 million in the same period a year ago, principally as a result of increased sales of our pulse oximetry products.

                Electrosurgery sales increased $2.0 million (9.7%) in the quarter ended June 30, 2005 to $22.6 million from $20.6 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generator and disposable electrosurgical pencils and ground pads.

                Endosurgery sales increased $0.4 million (3.2%) in the quarter ended June 30, 2005 to $12.9 million from $12.5 million in the same period a year ago. This increase is principally as a result of increased sales of skin staplers and our various laparoscopic instrument products and systems.

                Endoscopic Technologies sales in the quarter ended June 30, 2005 were $15.0 million representing the results of the Bard Endoscopic Technologies acquisition.

                Cost of sales increased to $76.2 million in the quarter ended June 30, 2005 as compared to $62.2 million in the same period a year ago on increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased to 51.9% in the quarter ended June 30, 2005 as compared to 52.5% in the same period a year ago. We incurred $1.8 million in charges related to the Bard Endoscopic Technologies acquisition in the quarterly period ended June 30, 2005 which have been included in cost of sales. The $1.8 million in Bard Endoscopic Technologies acquisition charges consist of costs relating to inventory purchased from C.R. Bard under a transition agreement and sold at a cost higher than we expect to incur when we begin manufacturing the products ourselves. As a result, we expect the costs of these sales to decrease when the Bard Endoscopic Technologies transition is complete. The transition of the manufacturing of these products from

C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006. The decrease in gross margin percentage in the quarter ended June 30, 2005 as compared to the same period a year ago is due to these acquisition-related charges.

                Selling and administrative expense increased to $53.6 million in the quarter ended June 30, 2005 as compared to $42.4 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 33.8% in the quarter ended June 30, 2005 as compared to 32.4% in the same period a year ago. This increase of 1.4 percentage points is primarily attributable to increased administrative expenses associated with the litigation against Johnson & Johnson (see Note 10 to the Consolidated Condensed Financial Statements), higher selling and administrative expenses associated with the business acquired as a result of the Bard Endoscopic Technologies acquisition and higher distribution costs as a result of higher petroleum prices.

                Research and development expense totaled $6.4 million in the quarter ended June 30, 2005 as compared to $4.8 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.0% in the quarter ended June 30, 2005, as compared to 3.7% in the same period a year ago. This increase of 0.3 percentage points is due to higher research and development expenses associated with the business acquired as a result of the Bard Endoscopic Technologies acquisition.

                As discussed in Note 9 to the Consolidated Condensed Financial Statements, other expense in the quarter ended June 30, 2005 consisted of $0.4 million in charges related to the termination of a product line, $1.4 million in Bard Endosocopic Technologies acquisition-related costs, and $0.7 million in environmental settlement costs. In the second quarter of 2004 we did not record a charge to other expense.

                Interest expense in the quarter ended June 30, 2005 was $3.6 million compared to $2.6 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the quarter ended June 30, 2005 as compared to the same period a year ago. The increase in weighted average borrowings outstanding is primarily due to our financing of the Bard Endoscopic Technologies acquisition in September 2004. The weighted average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility) increased to 4.34% in the quarter ended June 30, 2005 as compared to 3.59% in the same period a year ago.

                A provision for income taxes has been recorded at an effective tax rate of 34.5% for the quarter ended June 30, 2005 as compared to 35.0% in the same period a year ago. The effective rate for the quarter ended June 30, 2005 is lower than that recorded in the same period a year ago and the United States statutory rate of 35.0% as a result of an increase in the estimated benefits to be realized from the Extraterritorial Income Exclusion tax rules on foreign sales. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2004, Note 7 to the Consolidated Financial Statements.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

                Sales for the six months ended June 30, 2005 were $314.1 million, an increase of $49.2 million (18.6%) compared to sales of $264.9 million in the same period a year ago. The Bard Endoscopic Technologies acquisition accounted for $29.2 million of the above increase and favorable foreign currency exchange rates accounted for $3.7 million.

                Arthroscopy sales increased $9.5 million (9.6%) in the six months ended June 30, 2005 to $108.8 million from $99.3 million in the same period a year ago, principally as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

                Powered surgical instrument sales increased $4.5 million (6.9%) in the six months ended June 30, 2005 to $69.4 million from $64.9 million in the same period a year ago, principally as a result of increased sales of our PowerPro®  line of large bone powered instrument products and our PowerPro Max®  line of small bone powered instrument products.

                Patient care sales increased $1.6 million (4.4%) in the six months ended June 30, 2005 to $38.0 million from $36.4 million in the same period a year ago, principally as a result of increased sales of our pulse oximetry products.

                Electrosurgery sales increased $2.7 million (6.6%) in the six months ended June 30, 2005 to $43.5 million from $40.8 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generator and disposable electrosurgical pencils and ground pads.

                Endosurgery sales increased $1.7 million (7.2%) in the six months ended June 30, 2005 to $25.2 million from $23.5 million in the same period a year ago. This increase is principally due to increased sales of our skin staplers and various laparoscopic instrument products and systems.

                Endoscopic Technologies sales in the six months ended June 30, 2005 were $29.2 million representing the results of the Bard Endoscopic Technologies acquisition.

                Cost of sales increased $25.7 million in the six months ended 2005 to $151.5 million from $125.8 million in the same period a year ago on increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased 0.7% in the six months ended June 30, 2005 to 51.8% from 52.5% in the same period a year ago. We incurred $4.2 million in charges related to the Bard Endoscopic Technologies acquisition in the six months ended June 30, 2005 which have been included in cost of sales. The $4.2 million in Bard Endoscopic Technologies acquisition charges consist of $0.5 million related to the step-up to fair value of inventory acquired as a result of the Bard Endoscopic Technologies acquisition and $3.7 million of costs relating to inventory purchased from C.R. Bard under a transition agreement and sold at a cost higher than we expect to incur when we begin manufacturing the products ourselves. As a result, we expect the costs of these sales to decrease when the Bard Endoscopic Technologies transition is complete. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006. The decrease in gross margin percentage in the six months ended June 30, 2005 as compared to the same period a year ago is due to these acquisition-related charges.

                Selling and administrative expense increased $19.9 million in the six months ended June 30, 2005 to $106.1 million from $86.2 million in the same period a year ago. As a percentage of sales, selling and administrative expense was 33.8% in the six months ended June 30, 2005 as compared to 32.6% in the same period a year ago.

This increase of 1.2 percentage points is primarily attributable to increased administrative expenses associated with the litigation against Johnson & Johnson (see Note 10 to the Consolidated Condensed Financial Statements), higher selling and administrative expenses associated with the business acquired as a result of the Bard Endoscopic Technologies acquisition and higher distribution costs as a result of higher petroleum prices.

                Research and development expense totaled $12.2 million in the six months ended June 30, 2005 as compared to $9.6 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 3.9% in the six months ended June 30, 2005, as compared to 3.6% in the same period a year ago. This increase of 0.3 percentage points is due to higher research and development expenses associated with the business acquired as a result of the Bard Endoscopic Technologies acquisition.

                As discussed in Note 9 to the Consolidated Condensed Financial Statements, other expense in the six months ended June 30, 2005 consisted of $0.9 million in charges related to the termination of a product line, $2.8 million in Bard Endosocopic Technologies acquisition-related costs, and $0.7 million in environmental settlement costs. In the same period a year ago we did not record a charge to other expense.

                Interest expense in the six months ended June 30, 2005 was $7.3 million compared to $5.9 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the six months ended June 30, 2005 as compared to the same period a year ago. The increase in weighted average borrowings outstanding is primarily due to our financing of the Bard Endoscopic Technologies acquisition in September 2004. The weighted average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility) increased to 4.37% in the six months ended June 30, 2005 as compared to 3.98% in the same period a year ago.

                A provision for income taxes has been recorded at an effective tax rate of 34.5% for the six months ended June 30, 2005 and 35% for the same period a year ago. The effective rate for the first six months of 2005 is lower than that recorded in the same period a year ago and the United States statutory rate of 35.0% as a result of an increase in the estimated benefits to be realized from the Extraterritorial Income Exclusion tax rules on foreign sales. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2004, Note 7 to the Consolidated Financial Statements.

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

Operating cash flows

                Our net working capital position was $177.2 million at June 30, 2005. Net cash provided by operating activities was $29.9 million in the six months ended June 30, 2005 and $45.7 million in the same period a year ago.

                Net cash provided by operating activities in the six months ended June 30, 2005 was favorably impacted by the following non-cash charges to income: depreciation, amortization and deferred income taxes. Also benefiting cash flow from operations were decreases in accounts receivable and increases in accounts payable, income taxes payable, and other liabilities as a result of the timing of the payment of these liabilities.

                Net cash provided by operating activities in the six months ended June 30, 2005 was unfavorably impacted by the following: a decrease in accounts receivable sold under the accounts receivable sale facility; increases in inventories to ensure sufficient inventory on-hand as we transition the manufacturing of the Endoscopic Technologies product line to CONMED facilities; increases in other assets; and decreases in accrued interest and accrued compensation and benefits as a result of the timing of the payment of these liabilities.

Investing cash flows

                Capital expenditures were $8.1 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase in capital expenditures in the six months ended June 30, 2005 as compared to the same period a year ago is primarily due to the ongoing expansion of our manufacturing and distribution capacity as a result of the Bard Endoscopic Technologies acquisition. We expect capital expenditures to approximate $15.0 million during the year-ended December 31, 2005.

                Payments related to business acquisitions during the three months ended June 30, 2005 and 2004, totaled $0.4 million and $0.2 million, respectively, and are additional cash consideration paid for a business acquisition as a result of a purchase price adjustment.

Financing cash flows

                Net cash used in financing activities in the six months ended June 30, 2005 consisted primarily of the following: $13.0 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan; $7.8 million used to repurchase our common stock under our Board of Directors approved stock repurchase program; $28.6 million in repayments of term borrowings under our senior credit agreement and $8.0 million in borrowings under the revolving credit facility of our senior credit agreement.

                Our senior credit facility consists of a $100 million revolving credit facility and a $260 million term loan. At June 30, 2005 there was $8.0 million outstanding on the revolving credit facility. The aggregate amount outstanding on the term loan was $99.4 million at June 30, 2005. The term loan is scheduled to be repaid in quarterly installments over a period of approximately 5 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in December 2009. We have made all scheduled term loan repayments as they have come due. We may also be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. No such payments were required during 2004 or 2005. Interest rates on the term loan are at the London Interbank Offered Rate (“LIBOR”) plus 2.25% (5.71% at June 30, 2005). Interest rates on the revolving credit facility are at LIBOR plus 2.25% or an alternative base rate (7.25% at June 30, 2005).

                Outstanding debt in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the “Class A note”); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the “Class C note”). The principal balances outstanding on the Class A note and Class C note aggregated $7.6 million and $8.5 million, respectively, at June 30, 2005.

                On November 11 2004, we completed an offering of $150.0 million in 2.50% convertible senior subordinated notes (the “Notes”) due 2024. This offering has allowed us to fix interest rates on $150.0 million of our total outstanding long-term debt at 2.50%. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share). The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011. Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

                Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million may be purchased in any calendar year. We repurchased $7.8 million of our common stock under the share repurchase program as of June 30, 2005 and plan to repurchase an additional $5.0 million during the third quarter to offset the dilutive effect of the issuance of shares under our employee stock option plans. We have financed the repurchases and expect to finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans.

                Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-Balance Sheet Arrangements

                We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of June 30, 2005, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $46.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.8 million in the first half of 2005 and are included in interest expense.

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

Contractual Obligations

                The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). There were no capital lease obligations as of June 30, 2005:

	Payments Due By Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Long-term debt	$273,543	$4,121	$45,665	$66,054	$157,703
Purchase obligations	70,440	70,120	132	188	—
Operating lease obligations	12,592	2,748	4,988	3,015	1,841

Total contractual obligations	$356,575	$76,989	$50,785	$69,257	$159,544

                In addition to the above contractual obligations, we are required to make periodic interest payments on our long–term debt obligations. (See additional discussion under “Liquidity and Capital Resources”).

New accounting pronouncements

                 See Note 11 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

                There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and six month periods ended June 30, 2005. Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2004 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

                An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2005. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

                Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004 and to Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2.	Issuer Purchase of Equity Securities

                The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 29, 2005 – April 30, 2005	15,402	$29.11	15,402	$49,552,000

May 1, 2005 – May 31, 2005	238,468	30.66	238,468	42,241,000

June 1, 2005 – June 30, 2005	—	—	—	42,241,000

Total	253,870	$30.56	253,870

———————————
[1] Average price paid per share includes cash paid for commissions.

[2]  On February 15, 2005, the Company announced that its Board of Directors authorized a share repurchase program under which it may repurchase up to $50.0 million of the Company’s common stock, although no more than $25.0 million may be purchased in any calendar year. There is no expiration date governing the period over which the Company can make its share repurchases under the $50.0 million share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

                The annual meeting of stockholders of CONMED Corporation was held on May 17, 2005 (the “Annual Meeting”). Holders of Common Stock were entitled to elect seven directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 26,935,399 of the 29,399,296 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

                The following table sets forth the names of the seven persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders following the end of the Company’s fiscal year ending December 31, 2005 and the number of votes cast for, against or withheld with respect to each person.

Election of Directors

Director	Votes Received	Votes Withheld

Eugene R. Corasanti	25,749,888	1,185,511
Joseph J. Corasanti	25,828,078	1,107,321
Bruce F. Daniels	25,549,755	1,393,644
Jo Ann Golden	26,269,897	665,502
Stephen Mandia	26,268,407	666,992
William D. Matthews	26,267,481	667,918
Stuart J. Schwartz	26,269,270	666,129

Management Proposals	For	Against	Abstain	Broker Non-votes

Approval of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2005;	26,271,069	608,333	55,997	—

Item 6.	Exhibits

Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: August 8, 2005

/s/ Robert D. Shallish, Jr.

Robert D. Shallish, Jr. Vice President – Finance and Chief Financial Officer

Exhibit Index

Exhibit		Sequential Page Number

31.1	Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-3