Form 10-Q
period 2005-09-30
CONMED CORP
filed 2005-11-04
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission File Number 0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)

525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes |X|  No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

         The number of shares outstanding of registrant’s common stock, as of November 1, 2005 is 29,518,333 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2005

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net sales	$132,289	$149,970	$397,165	$464,105

Cost of sales	64,802	74,016	190,605	225,552

Gross profit	67,487	75,954	206,560	238,553

Selling and administrative expense	42,719	52,649	128,921	158,740

Research and development expense	4,706	6,409	14,281	18,633

Write-off of purchased in-process
research and development assets	13,700	—	13,700	—

Other expense	867	779	867	5,255

	61,992	59,837	157,769	182,628

Income from operations	5,495	16,117	48,791	55,925

Interest expense	3,189	4,034	9,053	11,364

Income before income taxes	2,306	12,083	39,738	44,561

Provision for income taxes	607	4,169	13,708	15,374

Net income	$1,699	$7,914	$26,030	$29,187

Per share data:

Net Income
Basic	$.06	$.27	$.88	$.99
Diluted	.06	.26	.86	.98

Weighted average common shares
Basic	29,816	29,470	29,618	29,358
Diluted	30,347	29,951	30,241	29,853

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2004	September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,189	$1,918
Accounts receivable, net	74,593	81,758
Inventories	127,935	152,297
Deferred income taxes	13,733	13,090
Prepaid expenses and other current assets	2,492	3,116

Total current assets	222,942	252,179

Property, plant and equipment, net	101,465	103,443
Goodwill	334,483	335,585
Other intangible assets, net	195,234	192,721
Other assets	18,701	17,982

Total assets	$872,825	$901,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,037	$4,121
Accounts payable	28,913	35,420
Accrued compensation and benefits	12,655	11,532
Income taxes payable	5,870	886
Accrued interest	748	1,815
Other current liabilities	10,838	9,085

Total current liabilities	63,061	62,859

Long-term debt	290,485	266,950
Deferred income taxes	51,433	63,242
Other long-term liabilities	19,863	25,901

Total liabilities	424,842	418,952

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $.01 per share;
100,000,000 shares authorized; 30,135,835 and
31,110,331 shares issued in
2004 and 2005, respectively	301	311
Paid-in capital	256,551	277,802
Retained earnings	227,938	257,125
Accumulated other comprehensive income (loss)	(6,399)	(9,122)
Less 1,156,500 and 1,579,761 shares of common stock in
treasury, at cost, in 2004 and 2005, respectively	(30,408)	(43,158)

Total shareholders’ equity	447,983	482,958

Total liabilities and shareholders’ equity	$872,825	$901,910

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,

	2004	2005

Cash flows from operating activities:
Net income	$26,030	$29,187

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	8,003	9,303
Amortization	11,826	13,621
Deferred income taxes	8,984	11,010
Write-off of purchased in-process research and
development assets	13,700	—
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable	(3,000)	(6,000)
Accounts receivable	(178)	(1,165)
Inventories	432	(31,112)
Accounts payable	(1,330)	11,945
Income taxes payable	(5,941)	1,143
Accrued compensation and benefits	(1,656)	(1,123)
Accrued interest	170	1,067
Other assets	(3,379)	(3,369)
Other liabilities	(26)	4,285

	27,605	9,605

Net cash provided by operating activities	53,635	38,792

Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,529)	(12,233)
Payments related to business acquisitions,
net of cash acquired	(80,000)	(364)

Net cash used in investing activities	(87,529)	(12,597)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	9,818	16,576
Repurchase of common stock	—	(12,750)
Payments on senior credit agreement	(20,700)	(29,270)
Proceeds of senior credit agreement	50,000	6,000
Payments on mortgage notes	(3,908)	(181)
Payments related to issuance of long-term debt	(612)	(157)
Net change in cash overdrafts	4,306	(5,438)

Net cash provided by (used in)financing activities	38,904	(25,220)

Effect of exchange rate changes
on cash and cash equivalents	(773)	(3,246)

Net increase(decrease) in cash and cash equivalents	4,237	(2,271)

Cash and cash equivalents at beginning of period	5,986	4,189

Cash and cash equivalents at end of period	$10,223	$1,918

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

         For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings as if the fair value provisions of SFAS 123 had been applied to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net income - as reported	$1,699	$7,914	$26,030	$29,187

Pro forma stock-based employee
compensation expense, net of
related income tax effect	(1,137)	(1,251)	(3,154)	(2,832)

Net income - pro forma	$562	$6,663	$22,876	$26,355

Earnings per share - as reported:

Basic	$.06	$.27	$.88	$.99
Diluted	.06	.26	.86	.98

Earnings per share - pro forma:

Basic	$.02	$.23	$.77	$.90
Diluted	.02	.22	.76	.88

Note 2 – Interim financial information

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

         The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2004 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

         Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net income	$1,699	$7,914	$26,030	$29,187

Other comprehensive income:
Foreign currency
translation adjustment	1,081	(21)	(632)	(2,723)
Cash flow hedging
(net of income taxes)	—	—	(146)	—

Comprehensive income	$2,780	$7,893	$25,252	$26,464

         Accumulated other comprehensive income consists of the following:

	Minimum Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (loss)

Balance, December 31, 2004	$(10,455)	$4,056	$(6,399)
Foreign currency translation
adjustments	—	(2,723)	(2,723)

Balance, September 30, 2005	$(10,455)	$1,333	$(9,122)

Note 4 - Inventories

         Inventories consist of the following:

	December 31, 2004	September 30, 2005

Raw materials	$40,781	$48,719

Work-in-process	13,427	15,540

Finished goods	73,727	88,038

Total	$127,935	$152,297

Note 5 – Earnings per share

         We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net income	1,699	7,914	26,030	29,187

Basic - weighted average shares
outstanding	29,816	29,470	29,618	29,358

Effect of dilutive potential
securities	531	481	623	495

Diluted - weighted average
shares outstanding	30,347	29,951	30,241	29,853

         The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.5 million and 0.3 million for the three and nine months ended September

30, 2005, respectively, and 0.8 million and 0.1 million for the three and nine months ended September 30, 2004, respectively. Upon conversion of our 2.50% convertible senior subordinated notes (the “Notes”), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. As of September 30, 2005, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes. Under the net share settlement method and in accordance with EITF 04-8, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS. The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 6 – Goodwill and other intangible assets

         The changes in the net carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

Balance as of January 1, 2005	$334,483

Adjustments to goodwill resulting from
business acquisitions finalized	365

Foreign currency translation	737

Balance as of September 30, 2005	$335,585

         Goodwill associated with each of our principal operating units is as follows:

	December 31, 2004	September 30, 2005

CONMED Electrosurgery	$16,249	$13,533

CONMED Endoscopic Technologies	43,876	46,653

CONMED Endosurgery	42,388	42,398

CONMED Linvatec	175,120	175,789

CONMED Patient Care	56,850	57,212

	$334,483	$335,585

         Other intangible assets consist of the following:

	December 31, 2004		September 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:

Customer relationships	$110,612	$(18,290)	$110,612	$(20,561)

Patents and other intangible assets	35,444	(19,876)	37,230	(21,904)

Unamortized intangible assets:

Trademarks and tradenames	87,344	—	87,344	—

	$233,400	$(38,166)	$235,186	$(42,465)

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

         Amortization expense related to intangible assets which are subject to amortization totaled $1,431 and $4,299 in the three and nine months ended September 30, 2005, respectively, and $1,620 and $4,572 in the three and nine months ended September 30, 2004, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

         The estimated amortization expense for the year ending December 31, 2005, including the nine month period ended September 30, 2005 and for each of the five succeeding years is as follows:

2005	$5,580
2006	5,183
2007	5,168
2008	5,168
2009	4,630
2010	4,556

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

         Changes in the carrying amount of service and product warranties for the nine months ended September 30, 2005 are as follows:

Balance as of January 1, 2005	$3,524

Provision for warranties	3,031
Claims made	(3,053)

Balance as of September 30, 2005	$3,502

Note 8 – Pension plan

         Net periodic pension costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Service cost	$205	$1,562	$2,343	$3,377

Interest cost on projected
benefit obligation	122	920	1,390	1,988

Expected return on plan assets	(128)	(884)	(1,458)	(1,911)

Net amortization and deferral	39	338	439	732

Net periodic pension cost	$238	$1,936	$2,714	$4,186

         No pension funding has been made during the three and nine month periods ended September 30, 2005. There is no minimum required pension contribution for 2005 although the Company may elect to fund the Plan by an amount not expected to exceed $7.5 million.

Note 9 – Other expense

         Other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Environmental settlement costs	$—	$—	$—	$698
Termination of product offering	—	120	—	1,069
Acquisition-related costs	867	659	867	3,488

Other expense	$867	$779	$867	$5,255

         During the three and nine months ended September 30, 2004, we incurred $0.9 million of acquisition and integration charges related primarily to the Bard Endoscopic Technologies acquisition. During the three and nine months ended September 30, 2005, we incurred a further $0.7 million and $3.5 million, respectively, of such charges also related to the Bard Endoscopic Technologies acquisition. These charges consist of certain compensation, travel, legal and other acquisition and integration-related costs and have been recorded in other expense. See additional discussion of the Bard Endoscopic Technologies acquisition in Note 12.

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

         During the quarter ended December 31, 2004, we elected to terminate our surgical lights product line and we instituted a customer replacement program whereby all currently installed surgical lights and related hardware will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $5.8 million. During the fourth quarter of 2004, we recorded a charge of $2.4 million for the write-off of surgical lights inventory and the cost of surgical light replacements performed through December 31, 2004. During the three and nine months ended September 30, 2005, we incurred an additional $0.1 million and $1.1 million, respectively, in costs under the replacement program which we have recorded to other expense. It is anticipated that the remaining $2.3 million in costs will be incurred in the fourth quarter of 2005 and the first quarter of 2006 as the replacement program is completed.

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

         Our operations are subject to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations. As discussed in Note 9, we entered into a settlement of certain environmental claims during the second quarter of 2005 related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies.

         In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. The discovery phase is now essentially completed. Johnson & Johnson filed a motion for summary judgment on October 21, 2005. If granted, the motion would end the case, subject to an appeal that we would be entitled to take. Our response to the motion is due in November 2005, and the hearing on the motion is scheduled for December 2005. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim. In addition, the costs associated with pursuing this claim may be material.

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

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”, (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted.

         On June 30, 2005, tax legislation in the state of Ohio was enacted that will significantly restructure the tax system for most corporate taxpayers. Included in the legislation is a multi-year phase-out of the state franchise tax and tangible personal property tax. These taxes will be replaced with a Commercial Activity Tax that will be phased-in over a five-year period. We have evaluated this tax law and determined it does not materially impact our consolidated results of operations.

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

         During the three and nine months ended September 30, 2004, we wrote-off $13.7 million of purchased in-process research and development assets based on a preliminary third-party valuation. This valuation represented the fair value of development-stage projects for which the related products, as of the acquisition date, had not reached technological feasibility, had not received regulatory approval and had no alternative future use. Accordingly, the entire amount of in-process research and development assets were written-off in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The $13.7 million write-off of purchased in-process research and development assets was increased to $16.4 million in the fourth quarter 2004 based on a final third-party valuation. The write-off of these in-process research and development assets is deductible for income tax purposes.

         Included in cost of sales during the three and nine month periods ended September 30, 2005 is $0.5 million of expense which represents a portion of the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition. As described in Note 9, we incurred acquisition and integration charges associated with the Bard Endoscopic Technologies acquisition during the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2005, which have been recorded in other expense.

         Unaudited pro forma statements of income information for the three and nine months ended September 30, 2004 assuming the Bard Endoscopic Technologies acquisition occurred as of January 1, 2004 are presented below. This pro forma statement of income information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Bard Endoscopic Technologies acquisition occurred on January 1, 2004 or which may result in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2004

Net sales	$147,309	$443,343
Net income	1,930	25,471
Net income per share
Basic EPS	$0.06	$.86
Diluted EPS	0.06	.84

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview:

         CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Arthroscopy	38.5%	33.5%	37.8%	34.3%
Powered Surgical Instruments	22.8	20.3	23.9	21.5
Patient Care	14.1	12.5	13.9	12.2
Electrosurgery	16.0	14.9	15.6	14.2
Endosurgery	8.6	8.6	8.8	8.2
Endoscopic Technologies	0.0	10.2	0.0	9.6

Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

         A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland. We market our products both domestically and internationally directly to customers and through distributors. International sales represent a significant portion of our business. During the nine months ended September 30, 2005, sales to purchasers outside of the United States accounted for 36.9% of total net sales.

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

         In September 2004 we completed the acquisition of certain products of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition” – see Note 12 to the Consolidated Condensed Financial Statements). The acquired product line consists of various disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. Several of the products are used in conjunction with electrosurgical devices to cause hemostasis following the removal of diseased tissue. We believe that these products complement our Electrosurgery product offerings. In May 2005, we entered into a distribution agreement with Xillix Technologies Corporation, a manufacturer of fluorescence endoscopy products. The agreement appoints CONMED as the sole distributor of Xillix’s Onco-LIFE™product in the United States and Canada. Onco-LIFE™ incorporates fluorescence and white-light endoscopy in a single device for the detection and localization of lung and gastrointestinal cancers.

         Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In February 2005, we unveiled several new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include the Advantage®Turbo Arthroscopic Shaver System; PINN-ACL® cross pin device; Lightwave™ suction ablator; PowerProMax™ powered instrument handpieces, batteries and attachments; ThRevo™ triple-loaded suture anchor; and SuperRevo®/Bio-Anchor®/Duet™/Impact™ suture anchors pre-threaded with Herculine™. Additionally, in March 2005 we introduced our Pro2® product which permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques. We anticipate a full product release in the United States in the fourth quarter of 2005.

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

Critical Accounting Estimates

         Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2004 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the third quarter of 2005.

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

•

We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes the allowance for doubtful accounts of $0.9 million at September 30, 2005 is adequate to provide for any probable losses from accounts receivable.

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

Business Acquisitions

         We have a history of growth through acquisitions, including most recently, the Bard Endoscopic Technologies acquisition in September 2004. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $335.6 million and other intangible assets of $192.7 million at September 30, 2005.

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

         Lower market interest rates have resulted in us lowering the discount rate used in determining pension expense from 6.25% in 2004 to 5.75% in 2005. This change in assumption has resulted in higher pension expense during 2005.

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

         As of December 31, 2004, the Company changed from the 1984 Unisex Pension mortality table to the 1994 Group Annuity Reserving mortality table for purposes of determining expected mortality. This change in assumption has resulted in higher pension expense during 2005.

         Based on these and other factors, pension expense for the year-ended December 31, 2005 is estimated at approximately $5.6 million as compared to pension expense of approximately $3.6 million for the year-ended December 31, 2004. Actual expense may vary significantly from this estimate. For the nine month period ended September 30, 2005 we recorded $4.2 million in pension expense and for the nine month period ended September 30, 2004 we recorded $2.7 million.

Income Taxes

         The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $22.7 million at September 30, 2005. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

         We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition. Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.

Results of Operations

         The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.0	49.4	48.0	48.6

Gross profit	51.0	50.6	52.0	51.4
Selling and administrative expense	32.3	35.1	32.5	34.2
Research and development expense	3.5	4.3	3.6	4.0
Write-off of purchased in-process
research and development assets	10.4	0.0	3.4	0.0
Other expense	0.7	0.5	0.2	1.1

Income from operations	4.1	10.7	12.3	12.1
Interest expense	2.4	2.7	2.3	2.4

Income before income taxes	1.7	8.0	10.0	9.7
Provision for income taxes	0.4	2.8	3.5	3.3

Net income	1.3%	5.2%	6.5%	6.4%

Three months ended September 30, 2005 compared to three months ended September 30, 2004

         Sales for the quarter ended September 30, 2005 were $150.0 million, an increase of $17.7 million (13.4%) compared to sales of $132.3 million in the same period a year ago. The Bard Endoscopic Technologies acquisition accounted for $15.2 million of the above increase and favorable foreign currency exchange rates accounted for $0.9 million.

         Arthroscopy sales decreased $0.6 million (1.2%) in the quarter ended September 30, 2005 to $50.2 million from $50.8 million in the same period a year ago, principally as a result of a decline in sales of our video imaging products.

         Powered surgical instrument sales were flat with a $0.3 million (1.0%) increase in the quarter ended September 30, 2005 to $30.5 million from $30.2 million in the same period a year ago, principally as a result of increased sales of our PowerPro Max® line of small bone powered instrument products.

         Patient care sales were flat with a $0.1 million (0.5%) increase in the quarter ended September 30, 2005 to $18.8 million from $18.7 million in the same period a year ago, principally as a result of increased sales of our vital signs products.

         Electrosurgery sales increased $1.2 million (5.7%) in the quarter ended September 30, 2005 to $22.4 million from $21.2 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generator and Ultraclean™ products.

         Endosurgery sales increased $1.5 million (13.2%) in the quarter ended September 30, 2005 to $12.9 million from $11.4 million in the same period a year ago, principally as a result of increased sales of our suction/irrigation products and various laparoscopic instrument products and systems.

         Endoscopic Technologies sales in the quarter ended September 30, 2005 were $15.2 million representing the results of the Bard Endoscopic Technologies acquisition.

         Cost of sales increased to $74.0 million in the quarter ended September 30, 2005 as compared to $64.8 million in the same period a year ago on the overall increase in sales volumes described above. Gross profit margins decreased to 50.6% in the quarter ended September 30, 2005 as compared to 51.0% in the same period a year ago. We incurred $1.8 million in charges related to the Bard Endoscopic Technologies acquisition in the quarterly period ended September 30, 2005 which have been included in cost of sales. The $1.8 million in Bard Endoscopic Technologies acquisition charges consist of costs relating to inventory purchased from C.R. Bard under a transition agreement and sold at a cost higher than we expect to incur when we begin manufacturing the products ourselves. As a result, we expect the costs of these sales to decrease when the Bard Endoscopic Technologies transition is complete. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006. The decrease in gross margin percentage in the quarter ended September 30, 2005 as compared to the same period a year ago is due to these acquisition-related charges.

         Selling and administrative expense increased to $52.6 million in the quarter ended September 30, 2005 as compared to $42.7 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 35.1% in the quarter ended September 30, 2005 as compared to 32.3% in the same period a year ago. This increase of 2.8 percentage points is primarily attributable to increased administrative expenses associated with the litigation against Johnson & Johnson (see Note 10 to the Consolidated Condensed Financial Statements), higher distribution costs due in part to higher petroleum prices and higher pension costs due mostly to changes in actuarial assumptions (see “Pension Plan” section of “Critical Accounting Estimates” above).

         Research and development expense totaled $6.4 million in the quarter ended September 30, 2005 as compared to $4.7 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.3% in the quarter ended September 30, 2005, as compared to 3.5% in the same period a year ago. This increase of 0.8 percentage points is due to higher research and development expenses associated with the business acquired as a result of the Bard Endoscopic Technologies acquisition as well as additional costs incurred related to the development of the Pro2® product.

         As discussed in Note 9 to the Consolidated Condensed Financial Statements, other expense in the quarter ended September 30, 2005 consisted of $0.1 million in charges related to the termination of a product line and $0.7 million in Bard Endosocopic Technologies acquisition-related costs. In the third quarter of 2004 we recorded $0.9 million to other expense relating primarily to the Bard Endoscopic Technologies acquisition.

         As discussed in Note 12 to the Consolidated Condensed Financial Statements, during the three months ended September 30, 2004 we wrote-off $13.7 million of tax-deductible purchased in-process research and development assets associated with the Bard Endoscopic Technologies acquisition.

         Interest expense in the quarter ended September 30, 2005 was $4.0 million compared to $3.2 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the quarter ended September 30, 2005 as compared to the same period a year ago. The increase in weighted average borrowings outstanding is primarily due to our financing of the Bard Endoscopic Technologies acquisition in September 2004. The weighted average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility) increased to 4.61% in the quarter ended September 30, 2005 as compared to 4.49% in the same period a year ago.

         A provision for income taxes has been recorded at an effective tax rate of 34.5% for the quarter ended September 30, 2005 as compared to 26.0% in the same period a year ago. The effective tax rate in the year ago period reflected an adjustment to the estimated benefit to be realized from the Extraterritorial Income Exclusion tax rules on foreign sales. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2004, Note 7 to the Consolidated Financial Statements.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

         Sales for the nine months ended September 30, 2005 were $464.1 million, an increase of $66.9 million (16.8%) compared to sales of $397.2 million in the same period a year ago. The Bard Endoscopic Technologies acquisition accounted for $44.4 million of the above increase and favorable foreign currency exchange rates accounted for $4.6 million.

         Arthroscopy sales increased $8.9 million (5.9%) in the nine months ended September 30, 2005 to $159.0 million from $150.1 million in the same period a year ago, principally as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

         Powered surgical instrument sales increased $4.8 million (5.0%) in the nine months ended September 30, 2005 to $99.9 million from $95.1 million in the same period a year ago, principally as a result of increased sales of our PowerPro® line of large bone powered instrument products and our PowerPro Max® line of small bone powered instrument products.

         Patient care sales increased $1.7 million (3.1%) in the nine months ended September 30, 2005 to $56.8 million from $55.1 million in the same period a year ago, principally as a result of increased sales of our vital signs products.

         Electrosurgery sales increased $3.9 million (6.3%) in the nine months ended September 30, 2005 to $65.9 million from $62.0 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generator, Ultraclean™ and disposable ground pads.

         Endosurgery sales increased $3.2 million (9.2%) in the nine months ended September 30, 2005 to $38.1 million from $34.9 million in the same period a year ago. This increase is principally due to increased sales of our skin staplers, suction/irrigation products and various laparoscopic instrument products and systems.

         Endoscopic Technologies sales in the nine months ended September 30, 2005 were $44.4 million representing the results of the Bard Endoscopic Technologies acquisition.

         Cost of sales increased $35.0 million in the nine months ended 2005 to $225.6 million from $190.6 million in the same period a year ago on increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased 0.7% in the nine months ended September 30, 2005 to 51.4% from 52.0% in the same period a year ago. We incurred $6.0 million in charges related to the Bard Endoscopic Technologies acquisition in the nine months ended September 30, 2005 which have been included in cost of sales. The $6.0 million in Bard Endoscopic Technologies acquisition charges consist of $0.5 million related to the step-up to fair value of inventory acquired as a result of the Bard Endoscopic Technologies acquisition and $5.5 million of costs relating to inventory purchased from C.R. Bard under a transition agreement and sold at a cost higher than we expect to incur when we begin manufacturing the products ourselves. As a result, we expect the costs of these sales to decrease when the Bard Endoscopic Technologies transition is complete. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006. The decrease in gross margin percentage in the nine months ended September 30, 2005 as compared to the same period a year ago is due to these acquisition-related charges.

         Selling and administrative expense increased $29.8 million in the nine months ended September 30, 2005 to $158.7 million from $128.9 million in the same period a year ago. As a percentage of sales, selling and administrative expense was 34.2% in the nine months ended September 30, 2005 as compared to 32.5% in the same period a year ago. This increase of 1.7 percentage points is primarily attributable to increased administrative expenses associated with the litigation against Johnson & Johnson (see Note 10 to the Consolidated Condensed Financial Statements), higher selling and administrative expenses associated with the business acquired as a result of the Bard Endoscopic Technologies acquisition, higher distribution costs due in part to higher petroleum prices and higher pension costs due mostly to changes in actuarial assumptions (see “Pension Plan” section of “Critical Accounting Estimates” above).

         Research and development expense totaled $18.6 million in the nine months ended September 30, 2005 as compared to $14.3 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.0% in the nine months ended September 30, 2005, as compared to 3.6% in the same period a year ago. This increase of 0.4 percentage points is due to higher research and development expenses associated with the business acquired as a result of the Bard Endoscopic Technologies acquisition as well as additional costs incurred related to the development of the Pro2® product.

         As discussed in Note 9 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2005 consisted of $1.1 million in charges related to the termination of a product line, $3.5 million in Bard Endosocopic Technologies acquisition-related costs, and $0.7 million in environmental settlement costs. In the same period a year ago we recorded $0.9 million in charges to other expense related primarily to the Bard Endoscopic Technologies acquisition.

         As discussed in Note 12 to the Consolidated Condensed Financial Statements, during the nine months ended September 30, 2004 we wrote-off $13.7 million of tax-deductible purchased in-process research and development assets associated with the Bard Endoscopic Technologies acquisition.

         Interest expense in the nine months ended September 30, 2005 was $11.4 million compared to $9.1 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the nine months ended September 30, 2005 as compared to the same period a year ago. The increase in weighted average borrowings outstanding is primarily due to our financing of the Bard Endoscopic Technologies acquisition in September 2004. The weighted average interest rates on our borrowings (inclusive of the implicit finance charge on our accounts receivable sale facility) increased to 4.76% in the nine months ended September 30, 2005 as compared to 4.13% in the same period a year ago.

         A provision for income taxes has been recorded at an effective tax rate of 34.5% for the nine months ended September 30, 2005 and 2004. The effective rate for the first nine months of 2005 is consistent with that recorded in the same period a year ago. It is lower than the United States statutory rate of 35.0% as a result of an increase in the estimated benefits to be realized from the Extraterritorial Income Exclusion tax rules on foreign sales. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2004, Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

         Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the senior credit agreement. We have historically met these liquidity requirements with funds generated from operations, including sales of accounts receivable and borrowings under our revolving credit facility. In addition, we use term borrowings, including borrowings under our senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. We generally attempt to minimize our cash balances on-hand and use available cash to pay down debt or repurchase our common stock.

Operating cash flows

         Our net working capital position was $189.3 million at September 30, 2005. Net cash provided by operating activities was $38.8 million in the nine months ended September 30, 2005 and $53.6 million in the same period a year ago.

         Net cash provided by operating activities in the nine months ended September 30, 2005 was favorably impacted by the following non-cash charges to income: depreciation, amortization and deferred income taxes. Also benefiting cash flow from operations were increases in accounts payable, accrued interest, income taxes payable and other liabilities as a result of the timing of the payment of these liabilities.

         Net cash provided by operating activities in the nine months ended September 30, 2005 was unfavorably impacted by the following: an increase in accounts receivable; a decrease in accounts receivable sold under the accounts receivable sale facility; increases in inventories to ensure sufficient inventory on-hand as we transition the manufacturing of the Endoscopic Technologies product line to CONMED facilities; increases in other assets; and decreases in accrued compensation and benefits as a result of the timing of the payment of these liabilities.

Investing cash flows

         Capital expenditures were $12.2 million and $7.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in capital expenditures in the nine months ended September 30, 2005 as compared to the same period a year ago is primarily due to the ongoing expansion of our manufacturing and distribution capacity as a result of the Bard Endoscopic Technologies acquisition. We expect capital expenditures to approximate $15.0 million during the year-ended December 31, 2005.

         Payments related to business acquisitions during the nine months ended September 30, 2005 totaled $0.4 million and are additional cash consideration paid for a business acquisition as a result of a purchase price adjustment. Investing cash flows for the nine months ended September 30, 2004 consisted of $80.0 million in payments related to the Bard Endoscopic Technologies acquisition.

Financing cash flows

         Net cash used in financing activities in the nine months ended September 30, 2005 consisted primarily of the following: $16.6 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan; $12.8 million used to repurchase our common stock under our Board of Directors approved stock repurchase program; $29.3 million in repayments of term borrowings under our senior credit agreement; $6.0 million in borrowings under the revolving credit facility of our senior credit agreement; and $5.4 million in net repayment of cash overdrafts.

         Our senior credit facility consists of a $100 million revolving credit facility and a $260 million term loan. At September 30, 2005 there was $6.0 million outstanding on the revolving credit facility. The aggregate amount outstanding on the term loan was $98.8 million at September 30, 2005. The term loan is scheduled to be repaid in quarterly installments over a remaining period of approximately 4 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in December 2009. We have made all scheduled term loan repayments as they have come due. We may also be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. No such payments were required during 2004 or 2005. Interest rates on the term loan are at the London Interbank Offered Rate (“LIBOR”) plus 2.25% (6.07% at September 30, 2005). Interest rates on the revolving credit facility are at LIBOR plus 2.25% or an alternative base rate (5.90% at September 30, 2005).

         Outstanding debt in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consists of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the “Class A note”); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the “Class C note”). The principal balances outstanding on the Class A note and Class C note aggregated $7.6 million and $8.7 million, respectively, at September 30, 2005.

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

         Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million may be purchased in any calendar year. We repurchased $12.8 million of our common stock under the share repurchase program as of September 30, 2005 and plan to repurchase an additional $4.0 million, and possibly more, during the fourth quarter to offset the dilutive effect of the issuance of shares under our employee stock option plans and for other Corporate purposes. We have financed the repurchases and expect to finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

         Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-Balance Sheet Arrangements

         We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of September 30, 2005, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $43.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $1.3 million in the first nine months of 2005 and are included in interest expense.

         There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 21, 2005 whereby it was extended for an additional year under substantially the same terms and conditions.

Contractual Obligations

         The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). There were no capital lease obligations as of September 30, 2005:

	Payments Due By Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Long-term debt	$271,071	$4,121	$58,102	$50,969	$157,879
Purchase obligations	58,244	57,179	1,065	—	—
Operating lease
obligations	15,853	3,038	5,819	3,566	3,430

Total contractual
obligations	$345,168	$64,338	$64,986	$54,535	$161,309

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and nine month periods ended September 30, 2005. Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2004 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4. Controls and Procedures

         An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of

September 30, 2005. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004 and to Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2005 -
July 31, 2005	41,435	$29.78	41,435	$41,007,000

August 1, 2005 -
August 31, 2005	127,956	29.37	127,956	37,249,000

September 1, 2005 -
September 30, 2005	—	—	—	37,249,000

Total	169,391	$29.47	169,391

1 Average price paid per share includes cash paid for commissions.

2 On February 15, 2005, the Company announced that its Board of Directors authorized a share repurchase program under which it may repurchase up to $50.0 million of the Company’s common stock, although no more than $25.0 million may be purchased in any calendar year. There is no expiration date governing the period over which the Company can make its share repurchases under the $50.0 million share repurchase program.

Item 6. Exhibits

Exhibits

Exhibit No. 10.1 31.1 31.2 32.1	Description of Exhibit

Amendment No. 2, October 21, 2005 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation, and Bank of America, N.A.

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

Date: November 4, 2005	CONMED CORPORATION (Registrant) /s/ Robert D. Shallish, Jr. —————————————— Robert D. Shallish, Jr. Vice President - Finance and Chief Financial Officer

Exhibit Index

Exhibit

10.1

Amendment No. 2, dated October 21, 2005 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation, and Bank of America, N.A.

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