Form 10-K
period 2005-12-31
CONMED CORP
filed 2006-03-10
CIK 816956

United States Securities and Exchange Commission Washington, D.C. 20549 Form 10-K Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission file number 0-16093

CONMED CORPORATION (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization) 525 French Road, Utica, New York (Address of principal executive offices)	16-0977505 (I.R.S. Employer Identification No.) 13502 (Zip Code)

(315) 797-8375 Registrant’s telephone number, including area code Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share (Title of class)

                 Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☒ No ☐

                 Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

                 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

                 The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $908,877,398 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market, which was $30.77 on June 30, 2005.

                 The number of shares of the Registrant’s $0.01 par value common stock outstanding as of March 2, 2006 was 28,045,688.

DOCUMENTS INCORPORATED BY REFERENCE:

                 Portions of the Definitive Proxy Statement or other informational filing for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2005 TABLE OF CONTENTS

CONMED CORPORATION
Item 1.	Business
Forward Looking Statements

                 This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

                 When used in this Form 10-K, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1: Business — Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	changes in foreign exchange and interest rates;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;

•	changes in regulatory requirements; and

•	various other factors referenced in this Form 10-K.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 1-Business” and “Item 1A-Risk Factors” for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

General

                 CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder, Chairman of the Board and Chief Executive Officer. CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring. The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies. They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology. Headquartered in Utica, New York, the Company’s 3,100 employees distribute its products worldwide from eleven manufacturing locations. See Note 9 to the Consolidated Financial Statements for further discussion of our principal operating units.

                 We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines, realize economies of scale and take advantage of growth opportunities in the healthcare field. During the last five years, we have completed a number of acquisitions. These acquisitions, complemented by internal growth, have resulted in a compound annual growth rate in net sales during that period of approximately 8%.

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

Industry

                 Market growth for our products is primarily driven by:

•
Favorable Demographics. Although we believe the number of surgical procedures performed were lower than anticipated in the second half of 2005, we believe the longer term demographic trends will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. Sales of surgical products aggregated approximately 90% of our total net revenues in 2005. See “Products.”

•
Continued Pressure to Reduce Health Care Costs . In response to rising health care costs, managed care companies and other third-party payers have placed pressures on health care providers to reduce costs. As a result, health care providers have focused on the high cost areas such as surgery. To reduce costs, health care providers use minimally invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization. Approximately 50% of our products are designed for use in minimally invasive surgical procedures. See “Products.” Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery. The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care. Approximately 75% of our sales are derived from single-use disposable products.

In the United States, the pressure on health care providers to contain costs has caused many health care providers to enter into comprehensive purchasing contracts with fewer suppliers, which offer a broader array of products at lower prices. In addition, many health care providers have aligned themselves with Group Purchasing Organizations (“GPOs”) or Integrated Health Networks (“IHNs”), whose stated purpose is to aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products. We believe that these trends will favor entities which offer a diverse product portfolio. See “—Business Strategy”.

•
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

Competitive Strengths

                 Management believes that we hold a significant market share position in each of our key product areas including, Arthroscopy, Powered Surgical Instruments, Electrosurgery, Patient Care, Endosurgery and Endoscopic Technologies. We have established a leadership position in the marketplace by capitalizing on the following competitive strengths:

•
Brand Recognition.  Our products are marketed under leading brand names, including CONMED®, CONMED Linvatec® and Hall Surgical®. These brand names are recognized by physicians and healthcare professionals for quality and service. It is our belief that brand recognition facilitates increased demand for our products in the marketplace, enables us to build upon the brand’s associated reputation for quality and service, and realize increased market acceptance of new branded products.

•
Breadth of Product Offering.  The breadth of our product lines in our key product areas enables us to meet a wide range of customer requirements and preferences. This has enhanced our ability to market our products to surgeons, hospitals, surgery centers, GPOs, IHNs and other customers, particularly as institutions seek to reduce costs and minimize the number of suppliers.

•
Successful Integration of Acquisitions. We seek to build growth platforms around our core markets through focused acquisitions of complementary businesses and product lines. During the last five years we have completed a number of acquisitions. These acquisitions have enabled us to diversify our product portfolio, expand our sales and marketing capabilities and strengthen our presence in key geographical markets. Our management team has historically demonstrated their ability to identify complementary acquisitions and successfully integrate acquired businesses and product lines into our operations.

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 180 employee sales representatives and 210 sales professionals employed by independent sales agent groups. Each of our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell. Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices. Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets. We directly service hospital customers located in these markets through an employee-based international sales force of approximately 100 sales representatives. We also maintain distributor relationships domestically and in numerous countries worldwide. See “—Marketing.”

•
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

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products. These efforts are evidenced by recent product introductions, including our Pro2 ®  product which permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques. We will also be unveiling several new products at the American Academy of Orthopedic Surgeons Annual Meeting in March 2006 which will enhance our arthroscopy and powered instrument product offerings.

Business Strategy

                                Our principal objectives are to improve the quality of surgical outcomes and patient care through the development of innovative medical devices, refinement of existing products and development of new technologies which reduce risk, trauma, cost and procedure time. We believe that by meeting these objectives we will enhance our ability to anticipate and adapt to customer needs and market opportunities, and provide shareholders with superior investment returns. We intend to achieve future growth and earnings development through the following initiatives:

•	Introduction of New Products and Product Enhancements. We continually pursue organic growth through the development of new products and enhancements to existing products. We seek to develop new technologies which improve the durability, performance and usability of existing products. In addition to our internal research and development efforts, we receive new ideas for products and technologies, particularly in procedure-specific areas, from surgeons, inventors and other healthcare professionals.

•
Pursue Strategic Acquisitions . We pursue strategic acquisitions in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration. Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies.

•
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

•
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

•
Active Participation In The Medical Community.  We believe that excellent working relationships with physicians and others in the medical industry enable us to gain an understanding of new therapeutic and diagnostic alternatives, trends and emerging opportunities. Active participation allows us to quickly respond to the changing needs of physicians and patients.

Products The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,

	2003	2004	2005

Arthroscopy	37%	37%	34%
Powered Surgical Instruments	25	23	22
Electrosurgery	15	15	14
Patient Care	14	14	12
Endosurgery	9	8	8
Endoscopic Technologies	—	3	10

Total	100%	100%	100%

Net Sales (in thousands)	$497,130	$558,388	$617,305

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

                 Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants and related disposable products and fluid management systems. We also offer a line of video and imaging products suitable for use in multi-specialty clinical environments beyond arthroscopy, including laparoscopy, ENT, gynecology and urology as well as integrated operating room systems and equipment. It is our standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge. These capital “placements” allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing. We have benefited from the introduction of new arthroscopic products and technologies, such as bioabsorbable screws, ablators, “push-in” and “screw-in” suture anchors, resection shavers and cartilage repair implants.

                 A significant portion of arthroscopic procedures are performed to repair injuries which have occurred in the joint areas of the body. Many of these injuries are the result of sports related events or similar traumas. For this reason, arthroscopy is often referred to as “sports medicine.”

Arthroscopy

Product	Description	Brand Name

Ablators and Shaver Ablators	Electrosurgical ablators and resection ablators to resect and remove soft tissue and bone; used in knee, shoulder and small joint surgery.	Advantage® Sterling® UltrAblator® Lightwave™ Trident®

Knee Reconstructive Systems	Products used in cruciate reconstructive surgery; includes instrumentation, screws, pins and ligament harvesting and preparation devices.	Paramax® Pinn-ACL ® Grafix® Matryx™ Bioscrew® EndoPearl® XtraLok®

Soft Tissue Repair Systems	Instrument systems designed to attach specific torn or damaged soft tissue to bone or other soft tissue in the knee, shoulder and wrist; includes instrumentation, guides, hooks and suture devices.	Spectrum® Inteq ® Shuttle Relay™ Blitz® Hi-Fi™ Suture Saver™

Arthroscopy

Product	Description	Brand Name

Fluid Management Systems	Disposable tubing sets, disposable and reusable inflow devices, pumps and suction/waste management systems for use in arthroscopic and general surgeries.	Apex® Quick-Flow ® Quick-Connect® 87K™ 10K®

Imaging	Surgical video systems for endoscopic procedures; includes autoclavable single and three-chip camera heads and consoles, endoscopes, light sources, monitors, VCRs and printers.	Apex® 8180 Series Envision™ IM3300 Quicklatch® Shock Flex™

Implants	Products including bioabsorbable and metal screws, pins and suture anchors for attaching soft tissue to bone in the knee, shoulder and wrist as well as miniscal repair.	BioScrew™ Bio-Anchor® BioTwist® UltraFix® Revo® Super Revo® Bionx™ Meniscus Arrow™ Smart Nail® Smart Pin® Smart Screw ® Smart Tack® The Wedge™ Biostinger® Hornet® ThRevo™ Duet™ Impact™

Integrated operating room systems and equipment	Centralized operating room management and control systems, service arms and service managers.	CONMED® Nurse’s Assistant ®

Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™

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

                 Our line of powered instruments is sold principally under the Hall ® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Large bone, neurosurgical, spinal and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physicians’ offices. Our CONMED Linvatec subsidiary has devoted significant resources in the development of new technologies for large bone, small bone, arthroscopic, neurosurgical, spine and otolaryngological instruments which may be easily adapted and modified for new procedures.

                 Our powered instruments product line also includes the PowerPro ® Battery System. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications. The PowerPro® Battery System has a SureCharge™ option which allows the user to sterilize the battery before charging. This ensures that the battery will be fully charged when delivered to the operating room, unlike competitive battery systems currently available on the market. The PowerPro ® uses a proprietary process for maintaining sterility during charging, thus avoiding the loss of battery charge during sterilization, which frequently results in competing battery systems.

Powered Surgical Instruments

Product	Description	Brand Name

Large Bone	Powered saws, drills and related disposable accessories for use primarily in total knee and hip joint replacements and trauma surgical procedures.	Hall® Surgical MaxiDriver™ VersiPower® Plus Series 4® PowerPro® PowerProMax™ Advantage® SureCharge®

Small Bone	Powered saws, drills and related disposable accessories for small bone and joint related surgical procedures.	Hall® Surgical E9000® MiniDriver™ MicroChoice® Micro 100™ Advantage® Smart Guard® PowerProMax™

Otolaryngology Neurosurgery Spine	Specialty powered saws, drills and related disposable accessories for use in neurosurgery, spine, and otolaryngologic procedures.	Hall® Surgical E9000® UltraPower® Hall Osteon® Hall Ototome® Coolflex ®

Powered Surgical Instruments

Product	Description	Brand Name

Cardiothoracic Oral/maxillofacial	Powered sternum saws, drills, and related disposable accessories for use by cardiothoracic and oral/maxillofacial surgeons.	Hall® Surgical E9000 ® UltraPower® Micro 100TM VersiPower® Plus

Electrosurgery

                 Electrosurgery is a technique of using high-frequency electrical energy which, when applied to tissues through special instruments, may be used to cut or coagulate tissues. Radio frequency (“RF”) is the form of high-frequency electrical energy used in electrosurgery. An electrosurgical system consists of a generator, an active electrode in the form of an electrosurgical pencil used to apply concentrated energy from the generator to the target tissues and a ground pad which returns the energy safely to the generator. Electrosurgery is routinely used in most forms of surgery, including general, dermatologic, thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and endoscopic procedures.

                 Our electrosurgical products include electrosurgical pencils and active electrodes, ground pads, generators, the Argon-Beam Coagulation system (ABC®), and related disposable products. ABC® technology is a special method of electrosurgery, which produces a faster and more superficial coagulation of tissues as compared to conventional electrosurgery. Unlike conventional electrosurgery, the electrical energy travels through an ionized column of argon gas, allowing the energy to be applied to the bleeding tissues in a completely non-contact mode. Clinicians have reported notable benefits of ABC® over traditional electrosurgical coagulation in certain clinical situations, including open-heart, liver, oncology and trauma surgery.

Electrosurgery

Product	Description	Brand Name

Pencils	Disposable and reusable surgical instruments designed to deliver high-frequency electrical energy to cut and/or coagulate tissue.	Hand-Trol® GoldLine™ ClearVac®

Ground Pads	Disposable ground pads which disperse electrosurgical energy and safely return it to the generator; available in adult, pediatric and infant sizes.	MacroLyte® ThermoGard® SureFit™ DiaTemp™

Active Electrodes	Surgical accessory electrodes with and without the proprietary UltraClean™ coating which provides an easy to clean electrode surface during surgery.	UltraClean®

Electrosurgery

Product	Description	Brand Name

Generators	Monopolar and bipolar clinical energy sources for surgical procedures performed in a hospital, physicians’ office or clinical setting.	EXCALIBUR Plus PC ® System 5000TM System 2450TM Hyfrecator® 2000

Argon Beam Coagulation Systems	Specialized electrosurgical generators, disposable hand pieces and ground pads for Argon Enhanced non-contact coagulation of tissues.	ABC® Beamer Plus ® System 7500® System 7550® ABC Flex® Bend-A-Beam ®

Patient Care

                 Our patient care product line offering includes a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs. We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products and hydrogel-based wound care dressings.

Patient Care

Product	Description	Brand Name

ECG Monitoring	Line of disposable electrodes, monitoring cables, lead wire products and accessories designed to transmit ECG signals from the heart to an ECG monitor or recorder.	CONMED® Ultratrace ® Cleartrace®

Wound Care	Disposable transparent wound dressings comprising proprietary hydrogel; able to absorb 2½ times its weight in wound exudate.	ClearSite® Hydrogauze™

Patient Positioners	Products which properly and safely position patients while in surgery.	Airsoft®

Surgical Suction Instruments and Tubing	Disposable surgical suction instruments and connecting tubing, including Yankauer, Poole, Frazier and Sigmoidoscopic instrumentation, for use by physicians in the majority of open surgical procedures.	CONMED®

Patient Care

Product	Description	Brand Name

Intravenous Therapy	Disposable IV drip rate gravity controller and disposable catheter stabilization dressing designed to hold and secure an IV needle or catheter for use in IV therapy.	VENI-GARD® MasterFlow ® Stat 2®

Defibrillator Pads and Accessories	Stimulation electrodes for use in emergency cardiac response and conduction studies of the heart.	PadPro®

Pulse Oximetry	Used in critical care to continuously monitor a patient’s arterial blood oxygen saturation and pulse rate.	Dolphin® (a registered trademark of Dolphin Medical, Inc.) Pro2®

Non-invasive blood pressure cuff	Used in critical care to measure blood pressure.	SoftCheck® UltraCheck® (registered trademarks of CAS Medical Systems, Inc.)

Endosurgery

                 Endosurgery (also referred to as minimally invasive surgery or laparoscopic surgery) is surgery performed without a major incision. This surgical specialty results in less trauma for the patient and produces important cost savings as a result of shorter recovery times and reduced hospitalization. Endoscopic surgery is performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs. During such procedures, devices called “trocars” are used to puncture the abdominal wall and are then removed, leaving in place a trocar cannula. The trocar cannula provides access into the abdomen for camera systems and surgical instruments. Some of our endosurgical instruments are “reposable”, meaning that the instrument has a disposable and a reusable component.

                 Our Endosurgical products include the Reflex® and PermaClip™ clip appliers for vessel and duct ligation, Universal S/I™ (suction/irrigation) and Universal Plus™ laparoscopic instruments, specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the TroGard Finesse® which incorporates a blunt-tipped version of a trocar. The TroGard Finesse® dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars thus resulting in smaller wounds, and less bleeding. We also offer cutting trocars, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles and linear cutters and staplers for use in laparoscopic surgery. Our disposable skin staplers are used to close large skin incisions with surgical staples, thus eliminating the time consuming suturing process.

Endosurgery

Product	Description	Brand Name

Trocars	Disposable and reposable devices used to puncture the abdominal wall providing access to the abdominal cavity for camera systems and instruments.	TroGard Finesse® Reflex ® Detach a Port® OnePort®

Multi-functional Electrosurgery and Suction/Irrigation instruments	Instruments for cutting and coagulating tissue by delivering high-frequency current. Instruments which deliver irrigating fluid to the tissue and remove blood and fluids from the internal operating field.	Universal™ Universal Plus™ FloVac ®

Clip Appliers	Disposable and reposable devices for ligating blood vessels and ducts by placing a titanium clip on the vessel.	Reflex® PermaClip™

Laparoscopic Instruments	Scissors, graspers	DetachaTip®

Skin Staplers	Disposable devices which place surgical staples for closing a surgical incision.	Reflex®

Microlaparoscopy scopes and instruments	Small laparoscopes and instruments for performing surgery through very small incisions.	MicroLap®

Endoscopic Technologies

                 Gastrointestinal (GI) endoscopy is the examination of the digestive tract with a flexible, lighted instrument referred to as an “endoscope”. This instrument enables the physician to directly visualize the esophagus, stomach, portions of the small intestine, and colon. This technology allows the physician to more accurately diagnose and treat diseases of the digestive system. Through these scopes a physician may take biopsies, dilate narrowed areas referred to as strictures, and remove polyps which are growths in the digestive tract. Some of the more common conditions which may be diagnosed and treated using this procedure include ulcers, Crohn’s disease, ulcerative colitis and gallbladder disease.

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

Endoscopic Technologies

Product	Description	Brand Name

Pulmonary	Transbronchial Cytology and Histology Aspiration Needles, Disposable Biopsy Forceps, Cytology Brushes and Bronchoscope Cleaning Brushes	WANG™ Blue Bullet® Precisor BRONCHO® GARG™

Biopsy	Disposable biopsy forceps, Percutaneous Liver Biopsy instrument, Disposable Cytology Brushes	Precisor® HepaCore™

Polypectomy	Disposable Polypectomy Snares	Singular® Optimizer®

Biliary	Triple Lumen Stone Removal Balloons, Advanced Cannulation Triple Lumen Papillotomes, High Performance Biliary Guidewires, Cannulas, Biliary Balloon Dilators, Plastic and Metal Endoscopic Biliary Stents	Apollo™ Apollo3™ Apollo3AC™ FXWire™ XWire™ DirecXion™ Director™ Duraglide™ Duraglide 3™ ProForma ® HYDRODUCT®

Dilation	Multi-Stage Balloon Dilators, American Dilation System	Eliminator®

Hemostasis	Endoscopic Injection Needles, Endoscope Ligator, Multiple Band Ligator, Sclerotherapy Needle, Bipolar Hemostasis Probes	SureShot® Stiegmann-Goff™ Bandito™ RapidFire® Flexitip™ BICAP®

Accessories	Disposable Bite Blocks, Cleaning Brushes	Scope Saver™ Channel Master™ Blue Bullet®

Marketing

                 A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons. We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2003, 2004 and 2005.

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

                 In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

•	210 sales representatives selling arthroscopy and powered surgical instrument products employed by independent sales agent groups;

•	60 employee sales representatives selling electrosurgery products;

•	30 employee sales representatives selling endosurgery products;

•	40 employee sales representatives selling patient care products;

•	50 employee sales representatives selling endoscopic technologies products.

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

                 Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, France, Germany, Korea, the Netherlands, Spain, Poland and the United Kingdom. In these countries, our sales are denominated in the local currency. In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

                 Raw material costs constitute a substantial portion of our cost of production. We use numerous raw materials and components in the design, development and manufacturing of our products. Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers. We work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability. None of our critical raw materials and components are procured from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. The loss of any existing supplier or supplier contract would not have a material adverse effect on our financial and operational performance. To date, we have not experienced any protracted interruption in the availability of raw materials and components necessary to fulfill production schedules.

                 All of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the United States Food and Drug Administration (“FDA”) and comparable foreign counter parts. The FDA’s Quality System Regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for on-site inspections of our facilities by the FDA. In many of the foreign countries in which we manufacture and distribute our products we are subject to regulatory requirements affecting, among other things, product performance standards, packaging requirements, labeling requirements and import laws. Regulatory requirements affecting the Company vary from country to country. The timeframes and costs for regulatory submission and approval from foreign agencies or legislative bodies may vary from those required by the FDA. Certain requirements for approval from foreign agencies or legislative bodies may also differ from those of the FDA.

                 We believe that our production and inventory management practices are characteristic of those in the medical device industry. Substantially all of our products are stocked in inventory and are not manufactured to order or to individual customer specifications. We schedule production and maintain adequate levels of safety stock based on a number of factors including, experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels. Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not considered material to an understanding of our business.

Research and Development

                 New and improved products play a critical role in our continued sales growth. Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines. We continually seek to leverage new technologies which improve the durability, performance and usability of existing products. In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas. For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements. Such agreements typically compensate the originator through royalty payments based upon a percentage of licensed product net sales. Royalty expense approximated $3.5 million, $3.8 million and $4.6 million in 2003, 2004 and 2005, respectively.

                Amounts expended for Company sponsored research and development was approximately $17.3 million, $20.2 million and $25.5 million during 2003, 2004, and 2005, respectively.

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

                 The following chart identifies our principal competitors in each of our key business areas:

Business Area	Competitor

Arthroscopy	Smith & Nephew, plc Arthrex, Inc. Stryker Corporation ArthroCare Corporation Johnson & Johnson; Mitek Worldwide

Powered Surgical Instruments	Stryker Corporation Medtronic, Inc. Midas Rex and Xomed divisions The Anspach Effort, Inc. MicroAire Surgical Instruments, LLC

Electrosurgery	Tyco International Ltd.; Valleylab 3M Company ERBE Elektromedizin GmbH

Patient Care	Tyco International Ltd.; Kendall 3M Company

Endosurgery	Johnson & Johnson; Ethicon Endo-Surgery, Inc. Tyco International Ltd.; U.S.Surgical

Endoscopic Technologies	Boston Scientific Corporation – Endoscopy Wilson-Cook Medical, Inc. Olympus America, Inc. U.S. Endoscopy

                 Factors which affect our competitive posture include product design, customer acceptance, service and delivery capabilities, pricing and product development/improvement. In the future, other alternatives such as new medical procedures or pharmaceuticals may become interchangeable alternatives to our products.

Government Regulation and Quality Systems

                 Substantially all of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counter parts. Authorization to commercially distribute our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification. This process requires us to demonstrate that our new product, line extension or modified product is substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval. Substantially all of our products have been classified as either Class I or Class II devices with the FDA, indicating that they are subject to the 510(k) premarketing notification clearance as discussed above and must continually meet certain FDA standards (Our products are classified as Class I, IIa and IIb in the European Union (EU) and subject to regulation by our European Notified Body). Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product’s marketing or notification from the FDA to halt the distribution of certain medical devices.

                 Medical device regulations continue to evolve world-wide. Products marketed in the EU and other countries require preparation of technical files and dossiers which demonstrate compliance with applicable local regulations. Products marketed in Australia are subject to a new classification system and must be re-registered under the updated Therapuetics Goods Act’s by October 2007 in order to continue distribution. Products marketed in Japan must be re-registered under the Ministry of Health’s, recently updated Pharmacuetical Affairs Law (PAL). As government regulations continue to change, there is a risk that the distribution of some of our products may be interrupted or discontinued if they do not meet the new requirements.

                 Our operations are supported by quality assurance/regulatory compliance personnel tasked with monitoring compliance to design controls, process controls and the other relevant government regulations for all of our design, manufacturing, distribution and servicing activities. We and substantially all of our products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, Safe Medical Device Act of 1990, Medical Device Modernization Act of 1997, Medical User Fee and Modernization Act of 2002 and similar international regulations, such as the European Union Medical Device Directives.

                 As a manufacturer of medical devices, the FDA’s Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820, set forth standards for our product design and manufacturing processes, require the maintenance of certain records, provide for on-site inspection of our facilities and continuing review by the FDA. Many of our products are also subject to industry-defined standards. Such industry-defined product standards are generally formulated by committees of the Association for the Advancement of Medical Instrumentation (AAMI), International Electrotechnical Commission (IEC) and the International Organization for Standardization (ISO). We believe that our products and processes presently meet applicable standards in all material respects.

                 As noted above, our facilities are subject to periodic inspection by the FDA for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations. In December 2004, the FDA initiated an inspection of our Largo, Florida manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice which included observations related to our corrective and preventive action procedures for nonconforming products and other quality problems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter in June 2005 relating to these observations. We subsequently responded to the FDA with a plan of the corrective actions that we have taken or proposed to take. In that response, we committed to further developing and implementing, in a timely manner, the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies. Management considers the receipt of a warning letter to be an important regulatory event. Accordingly, we are undertaking corrective actions that may involve additional costs for the Company, and these costs may be material. Further, there can be no assurance that the actions undertaken by the Company will ensure that the Company will not undertake recalls, voluntary or otherwise, nor can there be any assurance that a future inspection by FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

Employees

                 As of December 31, 2005, we had approximately 3,100 full-time employees, including more than 2,000 in operations, 144 in research and development, and the remaining in sales, marketing and related administrative support. We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage. None of our employees are represented by a labor union.

Item 1A.  Risk Factors

                 An investment in our securities, including our common stock, involves a high degree of risk. Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See “Forward Looking Statements”.

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

•	fines or other enforcement actions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	withdrawal of existing product approvals or clearances;

•	refusal to approve or clear new applications or notices;

•	increased quality control costs; or

•	criminal prosecution.

Failure to comply with Quality System Regulations and applicable foreign regulations could result in a material adverse effect on our business, financial condition or results of operations.

If we are not able to manufacture products in compliance with regulatory standards, we may decide to cease manufacturing of those products and may be subject to product recall.

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

The market for our products is highly competitive and our customers have numerous alternatives of supply. Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others. In addition, several of our competitors are large, technically-competent firms with substantial assets. Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues. See “Competition” for a further discussion of these competitive forces.

Factors which may influence our customers’ choice of competitor products include:

•	changes in surgeon preferences;

•	increases or decreases in health care spending related to medical devices;

•	our inability to supply products to them, as a result of product recall, market withdrawal or back-order;

•	the introduction by competitors of new products or new features to existing products;

•	the introduction by competitors of alternative surgical technology; and

•	advances in surgical procedures, discoveries or developments in the health care industry.

We use a variety of raw materials in our businesses, and significant shortages or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on certain suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

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

We may not be able to keep pace with technology or to develop viable new products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include:

•	capital constraints;

•	research and development delays;

•	delays in securing regulatory approvals; or

•	changes in the competitive landscape, including the emergence of alternative products or solutions which reduce or eliminate the markets for pending products.

Our new products may fail to achieve expected levels of market acceptance.

New product introductions may fail to achieve market acceptance. The degree of market acceptance for any of our products will depend upon a number of factors, including:

•	our ability to develop and introduce new products and product enhancements in the time frames we currently estimate;

•	our ability to successfully implement new technologies;

•	the market’s readiness to accept new products;

•	having adequate financial and technological resources for future product development and promotion;

•	the efficacy of our products; and

•	the prices of our products compared to the prices of our competitors’ products.

If our new products do not achieve market acceptance, we may be unable to recover our investments and may lose business to competitors.

In addition, some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. See “Competition” for a further discussion of these competitive forces.

Our senior credit agreement contains covenants which may limit our flexibility or prevent us from taking actions.

Our senior credit agreement contains, and future credit facilities are expected to contain, certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

•	incur indebtedness;

•	make investments;

•	engage in transactions with affiliates;

•	pay dividends or make other distributions on, or redeem or repurchase, capital stock;

•	sell assets; and

•	pursue acquisitions.

These covenants, unless waived, may prevent us from pursuing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our ability to comply with such provisions may be affected by events beyond our control. In the event of any default under our credit agreement, the credit agreement lenders may elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable. If we were unable to repay such borrowings, the credit agreement lenders could proceed against collateral securing the credit agreement, which consists of substantially all of our property and assets, except for our accounts receivable and related rights which are sold in connection with the accounts receivable sales agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the accounts receivable sales agreement. Our credit agreement also contains a material adverse effect clause which may limit our ability to access additional funding under our credit agreement should a material adverse change in our business occur.

Our substantial leverage and debt service requirements may require us to adopt alternative business strategies.

We have indebtedness that is substantial in relation to our shareholders’ equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations. As of December 31, 2005, we had $306.9 million of debt outstanding, representing 40% of total capitalization and which does not include the $40 million of accounts receivable sold under the accounts receivable sales agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

•	a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions, dividends and other purposes;

•
our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited or impaired, or may be at higher interest rates;

•	we may be at a competitive disadvantage when compared to competitors that are less leveraged;

•	we may be hindered in our ability to adjust rapidly to market conditions;

•	our degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse circumstances applicable to us; and

•
our interest expense could increase if interest rates in general increase because a portion of our borrowings, including our borrowings under our credit agreement, are and will continue to be at variable rates of interest.

We may not be able to generate sufficient cash to service our indebtedness, which could require us to reduce our expenditures, sell assets, restructure our indebtedness or seek additional equity capital.

Our ability to satisfy our obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We may not have sufficient cash flow available to enable us to meet our obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure you that any of these strategies could be implemented on terms acceptable to us, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of our indebtedness and its implications.

We may be unable to continue to sell our accounts receivable, which could require us to seek alternative sources of financing.

Under our accounts receivable sales agreement, there are certain statistical ratios which must be maintained relating to the pool of receivables in order for us to continue selling to the purchaser. These ratios relate to sales dilution and losses on accounts receivable. If new accounts receivable arising in the normal course of business do not qualify for sale or the purchaser otherwise ceases to purchase our receivables, we may require access to alternate sources of working capital, which may be more expensive or difficult to obtain. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”), on an annual basis from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 21, 2005 whereby it was extended for an additional year. In the event we are unable to renew our purchaser commitment in the future, we would need to access alternate sources of working capital which may be more expensive or difficult to obtain.

If we infringe third parties’ patents, or if we lose our patents or they are held to be invalid, we could become subject to liability and our competitive position could be harmed.

Much of the technology used in the markets in which we compete is covered by patents. We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2006 through 2023 and have additional patent applications pending. See “Research and Development” for a further description of our patents. The loss of our patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial. We cannot assure you that:

•	pending patent applications will result in issued patents,

•	patents issued to or licensed by us will not be challenged by competitors,

•	our patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage, or

•	we will be successful in defending against pending or future patent infringement claims asserted against our products.

Ordering patterns of our customers may change resulting in reductions in sales.

Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand. Likewise, our health care distributor customers purchase our products for ultimate resale to health care providers in quantities sufficient to meet the anticipated requirements of the distributors’ customers. Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us. This could result in reduced sales during a financial accounting period.

Our significant international operations subject us to risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales. As a result, our international presence exposes us to certain inherent risks, including:

•	devaluations and fluctuations in currency exchange rates;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;

•	trade barriers;

•	political risks, including political instability;

•	reliance on third parties to distribute our products;

•	hyperinflation in certain foreign countries; and

•	imposition or increase of investment and other restrictions by foreign governments.

We cannot assure you that such risks will not have a material adverse effect on our business and results of operations.

We can be sued for producing defective products and our insurance coverage may be insufficient to cover the nature and amount of any product liability claims .

The nature of our products as medical devices and today’s litigious environment should be regarded as potential risks which could significantly and adversely affect our financial condition and results of operations. The insurance we maintain to protect against claims associated with the use of our products have deductibles and may not adequately cover the amount or nature of any claim asserted against us. We are also exposed to the risk that our insurers may become insolvent or that premiums may increase substantially. See “Legal Proceedings” for a further discussion of the risk of product liability actions and our insurance coverage.

Damage to our physical properties as a result of windstorm, earthquake, fire or other natural or man-made disaster may cause a financial loss and a loss of customers.

Although we maintain insurance coverage for physical damage to our property and the resultant losses that could occur during a business interruption, we are required to pay deductibles and our insurance coverage is limited to certain caps. For example, our deductible for windstorm damage to our Florida property amounts to 1% of any loss and coverage for earthquake damage to our California properties is limited to $10 million. Further, while insurance reimburses us for our lost gross earnings during a business interruption, if we are unable to supply our customers with our products for an extended period of time, there can be no assurance that we will regain the customers’ business once the product supply is returned to normal.

Item 2.     Properties

Facilities

                 The following table sets forth certain information with respect to our principal operating facilities. We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY (two facilities)	650,000	Own	—
Largo, FL	278,000	Own	—
Rome, NY	120,000	Own	—
Centennial, CO	65,000	Own	—
Tampere, Finland	5,662	Own	—
El Paso, TX	96,000	Lease	March 2010
Billerica, MA	60,000	Lease	September 2007
Juarez, Mexico	44,000	Lease	December 2009
Montreal, Canada (two facilities)	20,940	Lease	April 2007 & March 2009
Santa Barbara, CA	18,600	Lease	December 2008
Frenchs Forest, Australia	16,903	Lease	July 2008
Tampere, Finland	15,457	Lease	Open Ended
Brussels, Belgium	14,660	Lease	August 2012
Anaheim, CA	14,037	Lease	October 2012
Mississauga, Canada	13,500	Lease	May 2008
Swindon, Wiltshire, UK	10,000	Lease	December 2015
Portland, OR	9,107	Lease	September 2008
Seoul, Korea	7,513	Lease	August 2006
Frankfurt, Germany	6,900	Lease	December 2012
Shepshed, Leicestershire,UK	5,000	Lease	October 2015
Barcelona, Spain	2,691	Lease	May 2009
Rungis Cedex, France	2,637	Lease	November 2011
Lodz, Poland	2,367	Lease	May 2010
Graz, Austria	2,174	Lease	October 2008
San Juan Capistrano, CA	2,000	Lease	January 2007

Item 3.     Legal Proceedings

                 From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies. These subpoenae may or may not be routine inquiries. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims or investigations, the costs associated with claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

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

                 Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations. As discussed in Note 12, we entered into a settlement of certain environmental claims during the second quarter of 2005 related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies.

                 In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. The discovery phase is now essentially completed. Johnson & Johnson filed a motion for summary judgment on October 21,

2005.  If granted, the motion would end the case, subject to an appeal that we would be entitled to take. Our response to the motion was submitted in November 2005, and the hearing on the motion was held on December 16, 2005. There is no fixed time frame within which the Court must decide the motion. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim. In addition, the costs associated with pursuing this claim may be material.

Item 4.      Submission of Matters to a Vote of Security Holders

         Not Applicable.

PART II

Item 5.      Market for the Registrant’s Common Equity and Related Stockholder Matters

                 Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “CNMD”. At February 13, 2006, there were 1,138 registered holders of our common stock and approximately 7,661 accounts held in “street name”.

                 The following table sets forth quarterly high and low sales prices for the years ended December 31, 2004 and 2005, as reported by the Nasdaq Stock Market.

	2004

Period	High	Low

First Quarter	$29.54	$23.72
Second Quarter	30.89	24.00
Third Quarter	27.92	20.73
Fourth Quarter	30.02	25.47

	2005

Period	High	Low

First Quarter	$30.16	$26.69
Second Quarter	32.58	29.27
Third Quarter	31.81	27.44
Fourth Quarter	27.85	22.55

                 We did not pay cash dividends on our common stock during 2004 or 2005 and do not currently intend to pay dividends for the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

                 Our Board of Directors has authorized a share repurchase program; see Note 8 to the Consolidated Financial Statements.

                 Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth in the section captioned “Stock Option Plans” in CONMED Corporation’s definitive Proxy Statement or other informational filing for our 2006 Annual Meeting of Stockholders and all such information is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs[2]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program[2]

October 1, 2005 – October 31, 2005	140,000	$24.17	140,000	$33,866,000
November 1, 2005 – November 30, 2005	272,400	24.32	272,400	27,241,000
December 1, 2005 – December 31, 2005	952,744	23.74	952,744	54,626,000

Total	1,365,144	$23.90	1,365,144

—————————
[1] Average price paid per share includes cash paid for commissions.

[2]    On February 15, 2005 , the Company announced that its Board of Directors authorized a share repurchase program under which it may repurchase up to $50.0 million of the Company’s common stock, although no more than $25.0 million may be purchased in any calendar year. The Board of Directors subsequently amended this program on December 2, 2005 to authorize repurchases of $100.0 million of the Company’s common stock, although no more than $50.0 million may be purchased in a calendar year. There is no expiration date governing the period over which the Company can make its share repurchases under the $100.0 million share repurchase program.

Item 6.     Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(in thousands, except per share data)
Statements of Operations Data (1):
Net sales	$428,722	$453,062	$497,130	$558,388	$617,305
Cost of sales (2)	204,374	215,891	237,433	271,496	304,284

Gross profit	224,348	237,171	259,697	286,892	313,021

Selling and administrative	140,560	139,735	157,453	183,183	216,685
Research and development	14,830	16,087	17,306	20,205	25,469
Write-off of in-process research and development (3)	—	—	7,900	16,400	—
Other expense (income) (4)	—	2,000	(2,917)	3,943	7,119

Income from operations	68,958	79,349	79,955	63,161	63,748
Loss on early extinguishment of debt (5)	—	1,475	8,078	825	—
Interest expense	30,824	24,513	18,868	12,774	15,578

Income before income taxes	38,134	53,361	53,009	49,562	48,170
Provision for income taxes	13,728	19,210	20,927	16,097	16,176

Net income (6)	$24,406	$34,151	$32,082	$33,465	31,994

Earnings Per Share
Basic	$1.02	$1.25	$1.11	$1.13	$1.09

Basic adjusted for SFAS 142 (6)	$1.25	$1.25	$1.11	$1.13	$1.09

Diluted	$1.00	$1.23	$1.10	$1.11	$1.08

Diluted adjusted for SFAS 142 (6)	$1.23	$1.23	$1.10	$1.11	$1.08

Weighted Average Number of Common Shares In Calculating:

Basic earnings per share	24,045	27,337	28,930	29,523	29,300

Diluted earnings per share	24,401	27,827	29,256	30,105	29,736

Other Financial Data:
Depreciation and amortization	$30,148	$22,370	$24,854	$26,868	$30,786
Capital expenditures	14,443	13,384	9,309	12,419	16,242
Balance Sheet Data (at period end):
Cash and cash equivalents	$1,402	$5,626	$5,986	$4,189	$3,454
Total assets	701,608	742,140	805,058	872,825	903,783

Long-term debt (including current portion)	335,929	257,387	264,591	294,522	306,851
Total shareholders’ equity	283,634	386,939	433,490	447,983	453,006

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. See additional discussion in Note 2 to the Consolidated Financial Statements.

(2)
Includes acquisition-related charges of $1.6 million in 2001, $1.3 million in 2003, $4.4 million in 2004, and $7.8 million in 2005. Amounts recorded in 2005 consisted of $0.5 million related to the step-up to fair value of inventory acquired as a result of the Bard Endoscopic Technologies acquisition and $7.3 million representing the incremental costs incurred during the transition period in which we are continuing to purchase the acquired products from C.R. Bard. See additional discussion in Note 2 to the Consolidated Financial Statements.

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

(4)
Includes a $2.0 million charge related to the settlement of a patent infringement case in 2002; $9.0 million gain on the settlement of a contractual dispute, $2.8 million in pension settlement costs and $3.2 million in acquisition-related charges in 2003; $2.4 million charge related to the termination of a product offering and $1.5 million in acquisition-related charges in 2004; $1.5 million charge related to the termination of a product offering, $4.1 million in acquisition-related charges, $0.7 million charge in settlement of certain environmental claims and $0.8 million loss on an equity investment in 2005. See additional discussion in Note 12 to the Consolidated Financial Statements.

(5)
Includes in 2002, 2003 and 2004, charges of $1.5 million, $8.1 million and $0.8 million, respectively, related to losses on early extinguishment of debt. See additional discussion in Note 6 to the Consolidated Financial Statements.

(6)
Effective January 1, 2002, the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) were adopted relative to the cessation of amortization for goodwill and certain intangible assets. Had we accounted for goodwill and certain intangibles in accordance with SFAS 142 for all periods presented, net income would have been $30.1 million in 2001.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

                 The following discussion should be read in conjunction with Selected Financial Data (Item 6), and our Consolidated Financial Statements and related notes contained elsewhere in this report.

Overview of CONMED Corporation

                 CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring. The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies. They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	2003	2004	2005

Arthroscopy	37%	37%	34%
Powered Surgical Instruments	25	23	22
Electrosurgery	15	15	14
Patient Care	14	14	12
Endosurgery	9	8	8
Endoscopic Technologies	—	3	10

Consolidated Net Sales	100%	100%	100%

                A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States, Mexico and Finland. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 33%, 35% and 37% in 2003, 2004 and 2005, respectively.

Business Environment and Opportunities

                 The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends which are driving the growth in our industry. We believe that with our broad product offering of high quality surgical and patient care products, we can capitalize on this growth for the benefit of the Company and our shareholders.

                 In order to further our growth prospects, we have historically used strategic business acquisitions and exclusive distribution relationships, including the following, to continue to diversify our product offerings, increase our market share and realize economies of scale.

•
In March 2003 we made important progress in broadening our offering of bioabsorbable implants within our Arthroscopy product line with the acquisition of Bionx Implants, Inc. (the “Bionx acquisition” – See Note 2 to the Consolidated Financial Statements).

•
In January 2004 we expanded our Patient Care offerings through an agreement with Dolphin Medical, Inc., a subsidiary of OSI Systems, Inc., under which we became the exclusive North American distributor for a full line of Dolphin ®  pulse oximetry products.

•
In September 2004, we added an entirely new product line with the acquisition of certain assets of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition” - See Note 2 to the Consolidated Financial Statements). The Endoscopic Technologies product line consists of various disposable products used by gastroenterologists to diagnose and treat diseases of the digestive tract. These products also complement our existing Electrosurgery product offerings.

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

                 Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In March 2006, we plan to unveil several new products at the American Academy of Orthopedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Additionally, we recently introduced our Pro2® product which permits non-invasive analysis of blood oxygen levels in clinical situations which previously could not be accomplished using traditional non-invasive techniques.

Business Challenges

                 During the second half of 2005 we experienced lower than expected sales, as a result, we believe, of lower than anticipated surgical procedures. In addition, we experienced significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products, particularly our disposable products, as a result of the increased cost of oil following Hurricane Katrina. We also experienced significant increases in in-bound and out-bound freight costs. During 2006, we believe the number of surgical procedures will return to more normal levels resulting in increased sales of our products. In addition, we plan to implement limited price increases to offset the manufacturing cost increases as a result of the increases in the price of oil.

                 Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) for, among other things, conformance to Quality

System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations. In December 2004, the FDA initiated an inspection of our Largo, Florida manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice which included observations related to our corrective and preventative action procedures for nonconforming products and other quality problems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter in June 2005 relating to these observations. We subsequently responded to the FDA with a plan of the corrective actions that we have taken or proposed to take. In that response, we committed to further developing and implementing, in a timely manner, the principles and strategies of a Company-wide systems-based quality management for improved CGMP compliance, operational performance and efficiencies. We consider the receipt of a warning letter to be an important regulatory event. Accordingly, we are undertaking corrective actions that we believe will involve significant additional costs for the Company. However, even with our efforts to implement a Company-wide quality systems initiative, there can be no assurance that the actions undertaken by the Company will ensure that we will not receive an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

                 We remain in litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim. In addition, the costs associated with pursuing this claim have been substantial. See Note 11 to the Consolidated Financial Statements.

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

Revenue Recognition

                 Revenue is recognized when title has been transferred to the customer which is at the time of shipment. The following policies apply to our major categories of revenue transactions:

•	Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped under our stated shipping terms. Payment by the customer is due under fixed payment terms.

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

•
Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are provided for capital equipment sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $8.3 million, $9.3 million and $11.2 million for 2003, 2004 and 2005, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.5 million at December 31, 2005 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

                 We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $335.7 million and other intangible assets of $191.4 million as of December 31, 2005.

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

                 See Note 2 to the Consolidated Financial Statements for discussion on recent acquisitions.

Pension Plan

                 We sponsor a defined benefit pension plan covering substantially all our employees. Overall benefit levels provided under the plan were reduced effective January 1, 2004 resulting in an immediate reduction in the projected benefit obligation of approximately $6.4 million. Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

                 Lower market interest rates have resulted in us lowering the discount rate used in determining pension expense from 5.75% in 2005 to 5.55% in 2006. This change in assumption will result in higher pension expense during 2006. This rate was determined by using the Citigroup Pension Liability Index rate which, we believe, is a reasonable indicator of our plan’s future payment stream.

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

                 As of December 31, 2004, we changed from the 1984 Unisex Pension mortality table to the 1994 Group Annuity Reserving mortality table for purposes of determining expected mortality. This change in assumption resulted in higher pension expense in 2005.

                 Based on these and other factors, 2006 pension expense is estimated at approximately $6.9 million as compared to $5.6 million in 2005. Actual expense may vary significantly from this estimate.

                 We do not expect there to be any required contributions to our pension plan in 2006.

                See Note 10 to the Consolidated Financial Statements for further discussion.

Income Taxes

                The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $21.7 million at December 31, 2005. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

                See Note 7 to the Consolidated Financial Statements for further discussion.

Results of Operations

                 The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Year Ended December 31,

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	47.8	48.6	49.3%

Gross margin	52.2	51.4	50.7
Selling and administrative expense	31.7	32.8	35.1
Research and development expense	3.4	3.6	4.1
Write-off of purchased in-process research and development assets	1.7	2.9	—
Other expense (income), net	(0.6)	0.8	1.0

Income from operations	16.0	11.3	10.5
Loss on early extinguishment of debt	1.6	0.1	—
Interest expense	3.7	2.3	2.6

Income before income taxes	10.7	8.9	7.9
Provision for income taxes	4.2	2.9	2.7

Net income	6.5%	6.0%	5.2%

2005 Compared to 2004

                 Sales for 2005 were $617.3 million, an increase of $58.9 million (10.5%) compared to sales of $558.4 million in 2004. The Bard Endoscopic Technologies acquisition accounted for $43.2 million of the increase and favorable foreign currency exchange rates accounted for $3.6 million. The Bard Endoscopic Technologies acquisition is described more fully in Note 2 to the Consolidated Financial Statements.

•
Arthroscopy sales increased $6.5 million (3.2%) in 2005 to $211.4 million from $204.9 million in 2004, principally as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

•
Powered surgical instrument sales increased $3.4 million (2.6%) in 2005 to $132.0 million from $128.6 million in 2004, principally as a result of increased sales of our PowerPro® line of large bone powered instrument products and our PowerPro Max ®  line of small bone powered instrument products.

•	Patient care sales remained flat at $75.9 in 2005 and 2004 as increased sales of pulse oximetry products and defibrillator pads offset decreased sales of ECG electrodes.

•
Electrosurgery sales increased $2.6 million (3.0%) in 2005 to $88.5 million from $85.9 million in 2004, principally as a result of increased sales of our System 5000™ electrosurgical generator and Ultraclean™ active electrodes.

•
Endosurgery sales increased $3.2 million (6.8%) in 2005 to $50.6 million from $47.4 million in 2004, as a result of increased sales of our skin staplers, suction/irrigation products and various laparoscopic instrument products and systems.

•
Endoscopic Technologies sales increased $43.2 million (275.2%) in 2005 to $58.9 million from $15.7 million in 2004, as a result of the inclusion of a full year of sales in 2005 related to the Bard Endoscopic Technologies acquisition.

                 Cost of sales increased to $304.3 million in 2005 compared to $271.5 million in 2004, primarily as a result of increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased 0.7 percentage points from 51.4% in 2004 to 50.7% in 2005 primarily as a result of significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products and higher spending related to quality assurance. These higher costs (approximately 1.2 percentage points) more than offset the improvement in margins we experienced as a result of the addition of the higher margin products acquired in the Bard Endoscopic Technologies acquisition (0.5 percentage points).

                 During 2005 and 2004, respectively, we incurred $7.8 million and $4.4 million of acquisition-related expenses which have been included in cost of sales. The $7.8 million of acquisition-related charges included in costs of sales in 2005, consists of the following: $0.5 million of expense which represents a portion of the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition; and $7.3 million in charges representing the incremental costs we are incurring during a transition period in which we are continuing to purchase the acquired products from C.R. Bard. During 2006, we expect to continue to experience higher incremental costs until manufacturing of the acquired products is fully integrated into our facilities and we have sold all of the higher cost inventory purchased from C.R. Bard.

                 Selling and administrative expense increased to $216.7 million in 2005 as compared to $183.2 million in 2004. Selling and administrative expense as a percentage of net sales increased to 35.1% in 2005 from 32.8% in 2004. This increase of 2.3 percentage points is primarily attributable to increased administrative expenses associated with higher distribution costs (0.4 percentage points) due in part to higher petroleum prices; higher pension costs (0.2 percentage points) due primarily as a result of changes in actuarial assumptions (see “Pension Plan” section of “Critical Accounting Estimates” above); increased spending on corporate quality systems and management (0.2 percentage points) to ensure we continue to maintain appropriate regulatory compliance; increased selling and marketing costs associated with the Endoscopic Technologies business (0.3 percentage points); other increases in selling and administrative costs (1.2 percentage points) including the Johnson & Johnson litigation (see Note 11 to the Consolidated Condensed Financial Statements).

                 Research and development expense was $25.5 million in 2005 compared to $20.2 million in 2004. As a percentage of net sales, research and development expense increased to 4.1% in 2005 from 3.6% in 2004. The increase in research and development expense as a percentage of sales is principally a result of increased spending on the development of our Pro2® reflectance pulse oximetry system and ECOM endotracheal cardiac output monitor for our Patient Care business and the addition of the Endoscopic Technologies business in September 2004.

                 As discussed in Note 2 to the Consolidated Financial Statements, we wrote-off $16.4 million of purchased in-process research and development assets associated with the Bard Endoscopic Technologies acquisition in 2004. This technology is currently in a variety of phases ranging from the concept phase to being introduced in the marketplace.

                 As discussed in Note 12 to the Consolidated Financial Statements, other expense in 2005 consisted of $1.5 million of expenses associated with the termination of our surgical lights product offering, $4.1 million of acquisition transition and integration expenses related to the Bard Endoscopic Technologies acquisition, $0.7 million in environmental settlement costs and $0.8 million of expense related to the loss on an equity investment. Other expense in 2004 consisted primarily of $2.4 million of expenses associated with the termination of our surgical lights product offering and $1.5 million of expenses related to the Bard Endoscopic Technologies acquisition.

                 During 2004, we recorded $0.8 million in losses on the early extinguishment of debt related to the refinancing of a portion of the term loans under our senior credit agreement through the issuance of 2.50% convertible senior subordinated notes.  See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources and Note 6 to the Consolidated Financial Statements.

                 Interest expense in 2005 was $15.6 million compared to $12.8 million in 2004. The increase in interest expense is primarily a result of higher weighted average borrowings outstanding in 2005 as compared to 2004 and higher weighted average interest rates on our borrowings (4.69% in 2005 as compared to 4.17% in 2004) inclusive of the finance charge on our accounts receivable sale facility. The increase in weighted average interest rates on our borrowing is primarily a result of our increased borrowings against our revolving credit facility coupled with overall increases in interest rates on our variable rate debt.

                 A provision for income taxes was recorded at an effective rate of 33.6% in 2005 and 32.5% in 2004. The effective rate for 2005 was higher than 2004 because the 2004 effective tax rate reflected an adjustment to the estimated benefit to be realized from the Extraterritorial Income Exclusion tax rules on foreign sales. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the Consolidated Financial Statements.

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

•
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

•
Powered surgical instrument sales increased $6.6 million (5.4%) in 2004 to $128.6 million from $122.0 million in 2003, principally as a result of increased sales of our PowerPro® line of large bone instruments. This increase was partially offset by decreased sales of our small bone instruments and specialty product offerings.

•
Patient care sales increased $5.9 million (8.4%) in 2004 to $75.9 million from $70.0 million in 2003, principally as a result of increased sales of our pulse oximetry monitoring devices, ECG electrodes, surgical suction instruments and other patient care products.

•
Electrosurgery sales increased $8.6 million (11.1%) in 2004 to $85.9 million from $77.3 million in 2003, principally as a result of increased sales of electrosurgical disposable ground pads and pencils.

•	Endosurgery sales increased $1.6 million (3.5%) in 2004 to $47.4 million from $45.8 million in 2003, as a result of increased sales of our various laparoscopic instrument products and systems.

•
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

                 The $4.4 million of acquisition-related charges included in costs of sales in 2004, consists of the following: $2.3 million of expense which represents a portion of the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition; and $2.1 million in charges representing the incremental costs we incurred as part of the transition period in which we are continuing to purchase the acquired products from C.R. Bard.

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

                 Research and development expense was $20.2 million in 2004 compared to $17.3 million in 2003. As a percentage of net sales, research and development expense increased to 3.6% in 2004 from 3.4% in 2003. The increase in research and development expense as a percentage of sales is principally a result of increased spending on the development of our Pro2® reflectance pulse oximetry system and endotracheal cardiac output monitor for our Patient Care business. The addition of the Endoscopic Technologies business in September 2004 also contributed to the increase in research and development expense.

                 As discussed in Note 2 to the Consolidated Financial Statements, we wrote-off $16.4 million and $7.9 million of purchased in-process research and development assets associated with the Bard Endoscopic Technologies acquisition and Bionx acquisition in 2004 and 2003, respectively.

                 As discussed in Note 12 to the Consolidated Financial Statements, other expense in 2004 consisted primarily of $2.4 million of expenses associated with the termination of our surgical lights product offering and $1.5 million of expenses related to the Bard Endoscopic Technologies acquisition. As discussed in Note 12 to the Consolidated Financial Statements, other income in 2003 consisted of a $9.0 million net gain on the settlement of a contractual dispute, $2.8 million in pension settlement costs associated with the restructuring of our orthopedic sales force and $3.2 million in acquisition costs related primarily to the acquisition of CORE Dynamics, Inc. (the “CORE acquisition” – see Note 2 to the Consolidated Financial Statements) and Bionx acquisition.

                 During 2004, we recorded $0.8 million in losses on the early extinguishment of debt related to the refinancing of a portion of the term loans under our senior credit agreement through the issuance of 2.50% convertible senior subordinated notes. See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 6 to the Consolidated Financial Statements.

                 Interest expense in 2004 was $12.8 million compared to $18.9 million in 2003. The decrease in interest expense is primarily a result of lower weighted average borrowings outstanding in 2004 as compared to 2003 and lower weighted average interest rates on our borrowings (4.17% in 2004 as compared to 5.99% in 2003) inclusive of the finance charge on our accounts receivable sale facility. The decrease in weighted average interest rates on our borrowing is primarily a result of our redemption of $130.0 million in 9% senior subordinated notes in 2003 (See Note 6 to the Consolidated Financial Statements) in favor of lower cost bank debt.

                A provision for income taxes was recorded at an effective rate of 32.5% in 2004 and 39.5% in 2003. The effective rate for 2004 was lower than that recorded in 2003 and the United States statutory rate of 35.0% as a result of an increase in the estimated benefits to be realized from the Extraterritorial Income Exclusion (“ETI”) tax rules on foreign sales. The effective rate in 2003 increased from the statutory rate as a result of the non-deductibility for income tax purposes of the Bionx in-process research and development charge discussed above.

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

Operating cash flows

                 Our net working capital position was $193.4 million at December 31, 2005. Net cash provided by operating activities was $58.4 million, $74.8 million and $42.4 million for 2003, 2004 and 2005, respectively.

                 Net cash provided by operating activities declined in 2005 as compared to 2004 and 2003 on similar net income levels primarily because 2004 and 2003 net income included large non-cash acquisition-related in-process research and development charges. Additionally, in 2005 we increased our inventory levels by $33.6 million. The increase in inventories was planned to ensure we have adequate inventories of Endoscopic Technologies product on-hand as we transition the manufacturing to our own facilities from C.R. Bard (see Note 2 to the Consolidated Financial Statements). In addition, in 2005 we increased our inventories in order to ensure adequate stocks in order to avoid backorders and ensure a high level of customer service, particularly in the Endosurgery product lines.

Investing cash flows

                 Capital expenditures were $9.3 million, $12.4 million and $16.2 million for 2003, 2004 and 2005, respectively. The continued increase in capital expenditures in 2005 as compared to 2004 and 2003 is primarily due to the ongoing expansion of our manufacturing and distribution capacity as a result of the Bard Endosocopic Technologies acquisition. These capital expenditures represent the ongoing capital investment requirements of our business and are expected to continue at the same approximate rate during 2006.

                 Payments related to business acquisitions in 2005 totaled $0.4 million and are additional cash consideration paid for a business acquisition as a result of a purchase price adjustment. Investing cash flows in 2004 consisted of $81.3 million in payments related to the Bard Endoscopic Technologies acquisition.

Financing cash flows

                 Net cash provided by (used in) financing activities during 2005 consisted of the following: $17.0 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan (See Note 8 to the Consolidated Financial Statements); $29.9 million in net repayments under the term loan facility of our senior credit agreement; $43.0 million in borrowings under the revolving credit facility of our senior credit agreement; $0.8 million in net repayments on mortgage notes; $6.1 million net change in cash overdrafts; and the repurchase of 1.8 million shares of our common stock under our Board of Director’s authorized stock repurchase program at an aggregate cost of approximately $45.4 million.

                 Our senior credit agreement consists of a $100 million revolving credit facility and a $260 million term loan. At December 31, 2005 there was $43.0 million outstanding on the revolving credit facility. The aggregate amount outstanding on the term loan was $98.1 million at December 31, 2005. The revolving credit facility expires in August 2007. The term loan is scheduled to be repaid in quarterly installments over a remaining period of approximately 4 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in December 2009. We have made all scheduled term loan repayments as they have come due. We may also be required, under certain circumstances, to make additional principal payments based on excess annual cash flow as defined in the senior credit agreement. No such payments were required during 2005. Interest rates on the term loan are at the London Interbank Offered Rate (“LIBOR”) plus 2.25% (6.44% at December 31, 2005). Interest rates on the revolving credit facility are at LIBOR plus 2.25% or an alternative base rate (8.50% at December 31, 2005).

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

                 Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the “Class A note”); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the “Class C note”). The principal balances outstanding on the Class A note and Class C note aggregated $6.9 million and $8.8 million, respectively, at December 31, 2005. These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

                 Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. During 2005, we repurchased $45.4 million in common stock in order to offset the dilutive effect of the issuance of shares under our employee stock option and employee stock purchase plans. We have financed the repurchases and expect to finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

                 Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future. See “Item 1. Business – Forward Looking Statements.”

Off-Balance Sheet Arrangements

                 We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2004 and 2005, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $49.0 million and $40.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.0 million and $1.9 million, in 2004 and 2005, respectively, and are included in interest expense.

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

Contractual Obligations

                 The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business. There were no capital lease obligations as of December 31, 2005.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$306,851	$4,208	$109,736	$35,272	$157,635
Purchase Obligations	62,606	62,051	465	90	—
Operating lease obligations	14,066	3,051	5,492	3,157	2,366

Total contractual obligations	$383,523	$69,310	$115,693	$38,519	$160,001

                 In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (See additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk”) and Note 6 to the Consolidated Financial Statements. We do not expect there to be any required contributions to our pension plan in 2006; (See Note 10 to the Consolidated Financial Statements).

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

Foreign currency risk

                 A significant portion of our operations consist of sales activities in foreign jurisdictions. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products. As of December 31, 2004, we have not entered into any foreign exchange forward or option contracts designed to hedge the effect of foreign currency transactions. We have mitigated the effect of foreign currency exchange rate risk by transacting a significant portion of our foreign sales in United States dollars. During 2005, changes in currency exchange rates increased sales by approximately $3.6 million and income before income taxes by approximately $2.4 million. In the future, we will continue to evaluate our foreign currency exposure and assess the need to enter into derivative contracts which hedge foreign currency transactions.

Interest rate risk

                 At December 31, 2005, we had approximately $141.1 million of variable rate long-term debt under our senior credit agreement; we are not a party to any interest rate swap agreements as of December 31, 2005. Assuming no repayments other than our 2006 scheduled term loan payments, if market interest rates for similar borrowings average 1.0% more in 2006 than they did in 2005, interest expense would increase, and income before income taxes would decrease by $1.8 million. Comparatively, if market interest rates for similar borrowings average 1.0% less in 2006 than they did in 2005, our interest expense would decrease, and income before income taxes would increase by $1.8 million.

Item 8. Financial Statements and Supplementary Data

                 Our 2005 Financial Statements, as well as the report thereon of PricewaterhouseCoopers LLP dated March 10, 2006, are included elsewhere herein.

Item 9.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

                 There were no changes in or disagreement with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.     Controls and Procedures

                As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                 Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B.      Other Information

                Not applicable.

PART III

Item 10.      Directors and Executive Officers of the Registrant

                 The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Senior Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2006.

Item 11.      Executive Compensation

                 The information required by this item is incorporated herein by reference to the sections captioned “Compensation of Executive Officers”, “Stock Option Plans”, “Pension Plans” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2006.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

                 The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2006.

Item 13.      Certain Relationships and Related Transactions

                 The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2006.

Item 14.      Principal Accounting Fees and Services

                The information required by this item is incorporated herein by reference to the section captioned “Audit Fees” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2006.

PART IV Item 15. Exhibits and Financial Statement Schedules

Index to Financial Statements			Page in Form 10-K

(a)	(1)	List of Financial Statements

		Management’s Report on Internal Control Over Financial Reporting	57

		Report of Independent Registered Public Accounting Firm	58

		Consolidated Balance Sheets at December 31, 2004 and 2005	60

		Consolidated Statements of Income for the Years Ended December 31, 2003, 2004 and 2005	61

		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005	62

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005	64

		Notes to Consolidated Financial Statements	66

	(2)	List of Financial Statement Schedules

		Valuation and Qualifying Accounts (Schedule II)	91

		All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

	(3)	List of Exhibits

		The exhibits listed on the accompanying Exhibit Index on page 53 below are filed as part of this Form 10-K.

SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

March 9, 2006

By: /s/ Eugene R. Corasanti
———————————————
Eugene R. Corasanti
(Chairman of the Board, Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE R. CORASANTI	Chairman of the Board
————————————————	Chief Executive Officer
Eugene R. Corasanti	and Director	March 9, 2006

/s/ JOSEPH J. CORASANTI	President,
————————————————	Chief Operating Officer
Joseph J. Corasanti	and Director	March 9, 2006

/s/ ROBERT D. SHALLISH JR.	Vice President-Finance
————————————————	and Chief Financial Officer
Robert D. Shallish, Jr.	(Principal Financial Officer)	March 9, 2006

/s/ LUKE A. POMILIO	Vice President – Corporate
————————————————	Controller (Principal
Luke A. Pomilio	Accounting Officer)	March 9, 2006

/s/ BRUCE F. DANIELS
————————————————
Bruce F. Daniels	Director	March 9, 2006

/s/ Jo ANN GOLDEN
————————————————
Jo Ann Golden	Director	March 9, 2006

/s/ STEPHEN M. MANDIA
————————————————
Stephen M. Mandia	Director	March 9, 2006

/s/ WILLIAM D. MATTHEWS
————————————————
William D. Matthews	Director	March 9, 2006

/s/ STUART J. SCHWARTZ
————————————————
Stuart J. Schwartz	Director	March 9, 2006

Exhibit Index

Exhibit No.		Description

2.1	–
Agreement and Plan of Merger dated January 13, 2003 by and among CONMED Corporation, Arrow Merger Corporation and Bionx Implants, Inc. (Incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

2.2	–
Asset Purchase Agreement, dated August 18, 2004 by and between CONMED Corporation and C.R. Bard, Inc. et al (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

2.3	–
First Amendment to Asset Purchase Agreement, dated September 29, 2004 by and between CONMED Corporation and C.R. Bard, Inc. et al (Incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.1	–
Amended and Restated By-Laws, as adopted by the Board of Directors on December 26, 1990 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 1991).

3.2	–
1999 Amendment to Certificate of Incorporation and Restated Certificate of Incorporation of CONMED Corporation (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.1	–	See Exhibit 3.1.

4.2	–	See Exhibit 3.2.

4.3	–
Guarantee and Collateral Agreement, dated August 28, 2002, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.4	–
First Amendment to Guarantee and Collateral Agreement, dated June 30, 2003, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit No.		Description

4.5	–
Indenture dated November 10, 2004 between CONMED Corporation and The Bank of New York, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.1+	–
Employment Agreement between the Company and Eugene R. Corasanti, dated December 16, 1996 (Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2+	–
Amendment to December 16, 1996 Employment Agreement between the Company and Eugene R. Corasanti, dated March 7, 2002 (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3+	–
Amended and restated Employment Agreement, dated November 12, 2004, by and between CONMED Corporation and Joseph J. Corasanti, Esq. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.4	–	1992 Stock Option Plan (including form of Stock Option Agreement) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 25, 1992).

10.5	–
Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement) (Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6	–	Stock Option Plan for Non-Employee Directors of CONMED Corporation (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.7	–
Amendment to Stock Option Plan for Non-employee Directors of CONMED Corporation (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.8	–	1999 Long-term Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting filed with the Securities and Exchange Commission on April 16, 1999).

10.9	–
Amendment to 1999 Long-term Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

Exhibit No.		Description

10.10	–
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.11*	–	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan.

10.12	–
Amended and Restated Credit Agreement, dated June 30, 2003, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.13	–
First Amendment to Amended and Restated Credit Agreement, dated December 23, 2003, among CONMED Corporation, JP Morgan Chase Bank and the several other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14	–
Registration Rights Agreement, dated November 10, 2004, among CONMED Corporation and UBS Securities LLC on behalf of Several Initial Purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.15	–
Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.16	–
Amendment No. 1 dated October 23, 2003 to the Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17	–
Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation, and Fleet National Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	–
Second Amendment to Amended and Restated Credit Agreement, dated September 23, 2004, by and among CONMED Corporation, JP Morgan Chase Bank and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19	–
Amendment No. 1, dated October 20, 2004 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20	–
Amendment No. 2, dated October 21, 2005 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

14	–	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.conmed.com/ investor-ethics.htm

21*	–	Subsidiaries of the Registrant.

23*	–	Consent, dated March 10, 2006, of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	–	Certification of Eugene R. Corasanti pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	–	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	–	Certifications of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2005. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 58.

/s/ Eugene R. Corasanti
————————————
Eugene R. Corasanti
Chairman of the Board and
Chief Executive Officer

/s/ Robert D. Shallish, Jr.
————————————
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CONMED Corporation:

We have completed integrated audits of CONMED Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on page 57, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Syracuse, New York
March 10, 2006

CONMED CORPORATION CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2005 (In thousands except share and per share amounts)

	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$4,189	$3,454
Accounts receivable, less allowance for doubtful accounts of $1,235 in 2004 and $1,522 in 2005	74,593	83,327
Inventories	127,935	152,428
Deferred income taxes	13,733	12,887
Prepaid expenses and other current assets	2,492	3,419

Total current assets	222,942	255,515

Property, plant and equipment, net	101,465	104,224
Goodwill, net	334,483	335,651
Other intangible assets, net	195,234	191,402
Other assets	18,701	16,991

Total assets	$872,825	$903,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,037	$4,208
Accounts payable	28,913	31,084
Accrued compensation and benefits	12,655	12,461
Income taxes payable	5,870	4,706
Accrued interest	748	1,095
Other current liabilities	10,838	8,578

Total current liabilities	63,061	62,132

Long-term debt	290,485	302,643
Deferred income taxes	51,433	62,554
Other long-term liabilities	19,863	23,448

Total liabilities	424,842	450,777

Commitments and contingencies

Shareholders ’ equity:
Preferred stock, par value $.01 per share; authorized 500,000 shares, none outstanding	—	—
Common stock, par value $.01 per share; 100,000,000 authorized; 30,135,835 and 31,137,119, issued in 2004 and 2005, respectively	301	311
Paid-in capital	256,551	278,281
Retained earnings	227,938	259,932
Accumulated other comprehensive income (loss)	(6,399)	(9,736)
Less: Treasury stock, at cost; 1,156,500 and 2,944,905 shares in 2004 and 2005, respectively	(30,408)	(75,782)

Total shareholders ’ equity	447,983	453,006

Total liabilities and shareholders ’ equity	$872,825	$903,783

See notes to consolidated financial statements.

CONMED CORPORATION CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2003, 2004 and 2005 (In thousands except per share amounts)

	2003	2004	2005

Net sales	$497,130	$558,388	$617,305
Cost of sales	237,433	271,496	304,284

Gross profit	259,697	286,892	313,021

Selling and administrative expense	157,453	183,183	216,685
Research and development expense	17,306	20,205	25,469
Write-off of purchased in-process research and development assets	7,900	16,400	—
Other expense (income)	(2,917)	3,943	7,119

	179,742	223,731	249,273

Income from operations	79,955	63,161	63,748
Loss on early extinguishment of debt	8,078	825	—
Interest expense	18,868	12,774	15,578

Income before income taxes	53,009	49,562	48,170
Provision for income taxes	20,927	16,097	16,176

Net income	$32,082	$33,465	$31,994

Earnings per share:

Basic	$1.11	$1.13	$1.09
Diluted	1.10	1.11	1.08

See notes to consolidated financial statements.

CONMED CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2003, 2004 and 2005 (In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity

	Shares	Amount

Balance at December 31, 2002	28,808	$288	$231,832	$162,391	$(7,153)	$(419)	$386,939

Common stock issued under employee plans	248	2	3,198				3,200
Tax benefit arising from common stock issued under employee plans			390				390
Common stock issued in connection with business acquisitions	85	1	1,656				1,657
Comprehensive income:
Foreign currency translation adjustments					3,082
Cash flow hedging (net of income tax expense of $593)					1,054
Minimum pension liability (net of income tax expense of $2,861)					5,086
Net income				32,082
Total comprehensive income							41,304

Balance at December 31, 2003	29,141	$291	$237,076	$194,473	$2,069	$(419)	$433,490

Common stock issued under employee plans	995	10	15,578				15,588
Tax benefit arising from common stock issued under employee plans			3,897				3,897
Repurchase of common stock						(29,989)	(29,989)

See notes to consolidated financial statements.

(continued)

CONMED CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY Years Ended December 31, 2003, 2004 and 2005 (In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity

	Shares	Amount

Comprehensive income:

Foreign currency translation adjustments					2,133
Cash flow hedging (net of income tax benefit of $82)					(146)
Minimum pension liability (net of income tax benefit of $5,630)					(10,455)
Net income				33,465
Total comprehensive income							24,997

Balance at December 31, 2004	30,136	$301	$256,551	$227,938	$(6,399)	$(30,408)	$447,983

Common stock issued under employee plans	1,001	10	16,988				16,998
Tax benefit arising from common stock issued under employee plans			4,742				4,742
Repurchase of common stock						(45,374)	(45,374)
Comprehensive income:
Foreign currency translation adjustments					(3,657)
Minimum pension liability (net of income tax benefit of $172)					320
Net income				31,994
Total comprehensive income							28,657

Balance at December 31, 2005	31,137	$311	$278,281	$259,932	$(9,736)	$(75,782)	$453,006

See notes to consolidated financial statements.

CONMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2004 and 2005 (In thousands)

	2003	2004	2005

Cash flows from operating activities:
Net income	$32,082	$33,465	$31,994

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,539	10,962	12,466
Amortization	14,315	15,906	18,320
Deferred income taxes	13,715	4,301	10,128
Income tax benefit of stock option exercises	390	3,897	4,742
Contributions to pension plans less than (in excess of) net pension cost	(11,082)	3,619	2,062
Write-off of purchased in-process research and development assets	7,900	16,400	—
Write-off of deferred financing costs	2,181	825	—
Loss on sale of equity investment	—	—	794
Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions:
Sale of accounts receivable	7,000	5,000	(9,000)
Accounts receivable	(6,405)	(19,144)	266
Inventories	(3,411)	1,441	(33,620)
Accounts payable	(4,732)	4,350	8,273
Income taxes payable	2,188	(2,532)	675
Accrued compensation and benefits	(338)	1,626	(194)
Accrued interest	(3,515)	469	347
Other assets	(3,138)	(3,884)	(4,402)
Other liabilities	694	(1,861)	(417)

	26,301	41,375	10,440

Net cash provided by operating activities	58,383	74,840	42,434

Cash flows from investing activities:
Payments related to business acquisitions, net of cash acquired	(55,079)	(81,645)	(372)
Purchases of property, plant and equipment, net	(9,309)	(12,419)	(16,242)
Other investing activities	(4,085)	—	—

Net cash used in investing activities	(68,473)	(94,064)	(16,614)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	3,200	15,200	16,998
Repurchase of common stock	—	(29,989)	(45,374)
Redemption of 9.0% senior subordinated notes	(130,000)	—	—
Payments on senior credit agreement	(22,000)	(114,937)	(29,917)
Proceeds of senior credit agreement	160,000	—	43,000
Payments on mortgage notes	(796)	(5,132)	(754)

See notes to consolidated financial statements.
(continued)

CONMED CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2003, 2004 and 2005 (In thousands)

	2003	2004	2005

Proceeds from issuance of 2.50% convertible senior subordinated notes	—	150,000	—
Payments related to issuance of debt	(1,950)	(5,848)	(185)
Net change in cash overdrafts	(373)	6,209	(6,102)

Net cash provided by (used in) financing activities	8,081	15,503	(22,334)

Effect of exchange rate changes on cash and cash equivalents	2,369	1,924	(4,221)

Net increase (decrease) in cash and cash equivalents	360	(1,797)	(735)

Cash and cash equivalents at beginning of year	5,626	5,986	4,189

Cash and cash equivalents at end of year	$5,986	$4,189	$3,454

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$21,698	$12,680	$13,794
Income taxes	5,507	11,994	3,921

Supplemental disclosures of non-cash investing and financing activities:

             As more fully described in Note 2, we assumed $12.1 million and $3.5 million in liabilities in connection with business acquisitions in 2003 and 2004, respectively.

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

CONMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Note 1 – Operations and Significant Accounting Policies

Organization and operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring. The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies. They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.

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

Accounts receivable sale

                 On November 1, 2001, we entered into a five-year accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (“the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2004 and 2005, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $49.0 million and $40.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.0 million and $1.9 million, in 2004 and 2005, respectively, and are included in interest expense.

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

Goodwill and other intangible assets

                 Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (58.6% at December 31, 2005) of our total assets.

                 Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. We perform impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization. These tests and evaluations are performed in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). No impairment losses or adjustments to useful lives have been recognized as a result of these tests. It is our policy to perform annual impairment tests in the fourth quarter.

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

Equity investments

                 We have two investments in the common stock of other companies in our industry which represent less than 20% of the voting stock of these companies and in which we do not have the ability to exercise significant influence. We have accounted for these investments under the cost method. We review these investments for impairment whenever events or circumstances indicate that the carrying amounts of these investments may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the investment, an impairment loss is recognized by reducing the recorded value to its current fair value.

Fair value of financial instruments

                 The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value. The fair value of the Notes approximated $156.0 million and $132.0 million at December 31, 2004 and 2005, respectively, based on their quoted market price.

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

Income taxes

                 We provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not.

Revenue Recognition

                Revenue is recognized when title has been transferred to the customer which is at the time of shipment. The following policies apply to our major categories of revenue transactions:

•
Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped under our stated shipping terms. Payment by the customer is due under fixed payment terms.

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

•
Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are provided for capital equipment sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $8.3 million, $9.3 million and $11.2 million for 2003, 2004 and 2005, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.5 million at December 31, 2005 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

                 We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2003, 2004 and 2005, respectively:

	2003	2004	2005

Net income	$32,082	$33,465	$31,994

Basic-weighted average shares outstanding	28,930	29,523	29,300

Effect of dilutive potential securities	326	582	436

Diluted-weighted average shares outstanding	29,256	30,105	29,736

Basic EPS	$1.11	$1.13	$1.09

Diluted EPS	$1.10	$1.11	$1.08

                 The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 1.3 million, 0.1 million and 0.6 million at December 31, 2003, 2004 and 2005, respectively. Upon conversion of our 2.50% convertible senior subordinated notes (the “Notes”), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. As of December 31, 2005, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes. Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS. The maximum number of shares we may issue with respect to the Notes is 5,750,000. See Note 6 for further discussion of the Notes.

Stock-based Compensation

                 Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or elect to continue accounting for its stock option or similar equity awards using the method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. We have elected to continue to account for our stock-based compensation plans under the provisions of APB 25. No compensation expense has been recognized in the accompanying financial statements relative to our stock option plans.

                 Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The weighted average fair value of options granted in 2003, 2004 and 2005 was $5.81, $14.59 and $16.51, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 2003, 2004 and 2005, respectively: Risk-free interest rates of 3.13%, 4.04% and 4.16%; volatility factors of the expected market price of the Company’s common stock of 32.08%, 51.20% and 53.26%; a weighted-average expected life of the option of 5.0 years in 2003, 7.3 years in 2004 and 5.7 years in 2005; and that no dividends would be paid on common stock.

                 For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net earnings as if the fair value provisions of SFAS 123 had been applied to stock-based employee compensation:

	2003	2004	2005

Net income – as reported	$32,082	$33,465	$31,994

Pro forma stock-based employee compensation expense, net of related income tax effect	(2,383)	(4,598)	(4,075)

Net income – pro forma	$29,699	$28,867	$27,919

Earnings per share - as reported:
Basic	$1.11	$1.13	$1.09
Diluted	$1.10	$1.11	$1.08

Earnings per share - pro forma:
Basic	$1.03	$0.98	$0.95
Diluted	$1.02	$0.96	$0.94

                In December 2004, SFAS 123 was revised to require that all share-based payments be recognized in the financial statements based on their fair values. We will be required to adopt the revised SFAS 123 in the first quarter of 2006 (see Note 14 for additional discussion).

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

	Minimum Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (loss)

Balance, December 31, 2004	(10,455)	$4,056	$(6,399)

Foreign currency translation adjustments	—	(3,657)	(3,657)

Minimum pension liability (net of income taxes)	320	—	320

Balance, December 31, 2005	(10,135)	$399	$(9,736)

Note 2 — Business Acquisitions

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

                 In 2003, we completed several acquisitions relating to our Patient Care and Electrosurgery product lines totaling $6.1 million in cash. We also recorded additional contingent consideration related to 2002 acquisitions of $2.0 million and issued 85,000 shares of common stock totalling $1.7 million. Goodwill recorded in 2003 related to these acquisitions approximated $5.9 million and was deductible for income tax purposes. These acquisitions did not have a material effect on our results of operations for the year ended December 31, 2003.

                 In March 2003, we also completed the acquisition of Bionx Implants, Inc. (the “Bionx acquisition”) relating to our Arthroscopy product line, for $47.0 million in cash plus the assumption of approximately $12.1 million in liabilities. The Bionx acquisition was funded primarily through borrowings on our revolving credit facility (See Note 6). Included in cost of sales during 2003 are $1.3 million of acquisition-related charges, consisting principally of the following: $0.5 million in charges as a result of the step-up to fair value recorded related to the sale of inventory acquired as a result of the Bionx acquisition and the acquisition of CORE Dynamics, Inc. in 2002; $0.5 million in inventory charges as a result of the discontinuation of certain of our Arthroscopy product lines in favor of those acquired as a result of the Bionx acquisition; and $0.3 million in other transition-related charges. An additional $3.2 million in acquisition-related costs incurred in 2003 not related to cost of sales have been recorded in other expense as discussed in Note 12.

                 As determined by management with the assistance of a third-party valuation, $7.9 million of the Bionx acquisition purchase price represents the estimated fair value of projects for which the related products, as of the acquisition date, had not reached technological feasibility and had no future use. Accordingly, the purchased in-process research and development (“IPRD”) assets were written off in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. No benefit for income taxes was recorded on the write-off of purchased IPRD as these costs were not deductible for income tax purposes. Goodwill recorded in 2003 related to the Bionx acquisition approximated $25.2 million and was not deductible for income tax purposes.

                 In September 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition”) for aggregate consideration of $81.3 million in cash. We funded the Bard Endoscopic Technologies acquisition through available cash on hand of $31.3 million with an additional $50.0 million drawn under our revolving credit facility (See Note 6). Included in cost of sales during 2004 and 2005 is $2.3 million and $0.5 million, respectively, of expense which represents the step-up to fair value recorded relating to the sale of inventory acquired through the Bard Endoscopic Technologies acquisition. The acquired business enhanced our product offerings by adding a comprehensive line of single-use medical devices employed by gastro-

intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques.

                 As determined by management with the assistance of a third-party valuation, $16.4 million of the Bard Endoscopic Technologies acquisition purchase price represents the fair value of development-stage projects for which the related products, as of the acquisition date had not reached technological feasibility, had not received regulatory approval and had no alternative future use. Accordingly, the entire amount of in-process research and development assets were written-off in accordance with FASB Interpretation No. 4. The $16.4 million write-off of purchased in-process research and development assets is deductible for income tax purposes.

                 Unaudited pro forma statements of income for the years ended December 31, 2003 and 2004, assuming the Bionx acquisition occurred as of January 1, 2003 and assuming the Bard Endoscopic Technologies acquisition occurred as of January 1, 2003 and 2004 are presented below. These pro forma statements of income have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Bionx acquisition and Bard Endoscopic Technologies acquisition occurred on the dates indicated, or which may result in the future.

	2003	2004

Net sales	$555,084	$604,566
Net income	28,090	33,749
Net income per share
Basic	$0.97	$1.14
Diluted	$0.96	1.12

Note 3 — Inventories Inventories consist of the following at December 31,:

	2004	2005

Raw materials	$40,781	$45,991
Work in process	13,427	16,472
Finished goods	73,727	89,965

	$127,935	$152,428

Note 4 — Property, Plant and Equipment Property, plant and equipment consist of the following at December 31,:

	2004	2005

Land	$4,200	$4,200
Building and improvements	78,637	80,713
Machinery and equipment	92,789	95,300
Construction in progress	3,675	7,086

	179,301	187,299
Less: Accumulated depreciation	(77,836)	(83,075)

	$101,465	$104,224

                 We lease various manufacturing facilities, office facilities and equipment under operating leases. Rental expense on these operating leases was approximately $1,959, $2,649 and $2,727 for the years ended December 31, 2003, 2004 and 2005, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2005 are as follows:

2006	$3,124
2007	2,871
2008	2,625
2009	1,762
2010	1,395
Thereafter	2,366

Note 5 – Goodwill and Other Intangible Assets The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2004	2005

Balance as of January 1,	$290,562	$334,483
Goodwill acquired	43,876	—
Adjustments to goodwill resulting from business
acquisitions finalized	176	372
Foreign currency translation	(131)	796

Balance as of December 31,	$334,483	$335,651

Goodwill associated with each of our principal operating units at December 31, is as follows:

	2004	2005

CONMED Electrosurgery	$16,645	$16,645
CONMED Endoscopic Technologies	46,592	46,649
CONMED Endosurgery	42,388	42,404
CONMED Linvatec	175,120	175,853
CONMED Patient Care	53,738	54,100

Balance as of December 31,	$334,483	$335,651

Other intangible assets consist of the following:

	December 31, 2004		December 31, 2005

Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$110,612	$(18,290)	$110,612	$(21,317)
Patents and other intangible assets	35,444	(19,876)	37,344	(22,581)
Unamortized intangible assets:
Trademarks and tradenames	87,344	—	87,344	—

	$233,400	$(38,166)	$235,300	$(43,898)

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

             Customer relationship assets were acquired in connection with the 1997 acquisition of Linvatec Corporation, 2003 Bionx acquisition and 2004 Bard Endoscopic Technologies acquisition. These assets represent the value associated with business expected to be generated from acquired customers as of the acquisition date. Asset values were determined by measuring the present value of the projected future earnings attributable to these assets. Additionally, while the useful lives of these assets are not limited by contract or any other economic, regulatory or other known factors, the weighted average useful life of 37 years was determined as of acquisition date by historical customer attrition. In accordance with SFAS 142 and as clarified by EITF Issue 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, customer relationships evidenced by customer purchase orders are contractual in nature and therefore continue to be recognized separate from goodwill and are amortized over their weighted average 37 year life.

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

              Amortization expense related to intangible assets for the year ending December 31, 2005 and estimated amortization expense for each of the five succeeding years is as follows:

2005	$5,732
2006	5,266
2007	5,252
2008	5,252
2009	4,859
2010	4,652

Note 6 — Long Term Debt Long-term debt consists of the following at December 31,:

	2004	2005

Revolving line of credit	$—	$43,000
Term loan borrowings on senior credit facility	128,063	98,147
2.50% Convertible senior subordinated notes	150,000	150,000
Mortgage notes	16,459	15,704

Total long-term debt	294,522	306,851
Less: Current portion	4,037	4,208

	$290,485	$302,643

                 Effective August 28, 2002 we entered into a $200.0 million credit agreement (the “senior credit agreement”) with JP Morgan Chase Bank and other financial institutions from time to time party thereto. The senior credit agreement consisted of a $100.0 million revolving credit facility and a $100.0 million term loan.

                Effective June 30, 2003 we entered into an Amended and Restated Credit Agreement (the “amended senior credit agreement”) whereby the term loan amount was increased by $160.0 million. Proceeds of the amended senior credit agreement were used to reduce outstanding borrowings on the revolving credit facility, fund the redemption of $130.0 million in 9.0% senior subordinated notes, including accrued interest, fund payment of 4.5% call premium on the senior subordinated notes and fund bank and legal fees associated with the amendment. During 2003, we recorded a loss on the early extinguishment of debt in the amount of $8.1 million. This amount represented $5.9 million of the 4.5% call premium and $2.2 million of unamortized deferred financing costs associated with the redemption of the 9.0% senior subordinated notes.

                 At December 31, 2005 the amended senior credit agreement consisted of a $100.0 million revolving credit facility and a $98.1 million term loan. There were $43.0 million in borrowings outstanding on the revolving credit facility at December 31, 2005. The revolving credit facility expires in August 2007. The term loan is scheduled to be repaid in quarterly installments over a remaining period of approximately 4 years, with scheduled principal payments of $2.6 million annually through December 2007 increasing to $60.3 million in 2008 and the remaining balance outstanding due in 2009. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended senior credit agreement. No such payments were required during 2004 and

2005.  Interest rates on the term loan are at the London Interbank Offered Rate (“LIBOR”) plus 2.25% (6.44% at December 31, 2005). Interest rates on the revolving credit facility are at LIBOR plus 2.25% or an alternative base rate (8.50% at December 31, 2005).

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

                 Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the “Class A note”); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the “Class C note”). The principal balances outstanding on the Class A note and Class C note aggregated $6.9 million and $8.8 million, respectively, at December 31, 2005. These mortgage notes are secured by the ConMed Linvatec property and facilities.

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

                 Proceeds from the offering and cash on hand were used to repay $82.2 million on the term loan and a further $45.0 million in borrowings then outstanding on the revolving credit facility under our senior credit agreement. Additionally, in conjunction with the Notes offering, we repurchased $30.0 million of our common stock in privately negotiated transactions. As a result of the $82.2 million prepayment on the term loan, we recorded $0.8 million in losses on the early extinguishment of debt related to the write-off of unamortized deferred financing fees. The scheduled maturities of long-term debt outstanding at December 31, 2005 are as follows:

2006	$4,208
2007	47,393
2008	62,343
2009	34,448
2010	824
Thereafter	157,635

Note 7 — Income Taxes The provision for income taxes for the years ended December 31, 2003, 2004 and 2005 consists of the following:

	2003	2004	2005

Current tax expense:
Federal	$5,486	$9,138	$3,083
State	665	975	795
Foreign	1,061	1,683	2,170

	7,212	11,796	6,048
Deferred income tax expense	13,715	4,301	10,128

Provision for income taxes	$20,927	$16,097	$16,176

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2003, 2004 and 2005 follows:

	2003	2004	2005

Tax provision at statutory rate based
on income before income taxes	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(2.36)	(5.30)	(2.78)
State income taxes	.90	2.75	.66
Nondeductible intangible amortization	.17	.18	.05
Nondeductible write-off of purchased
in-process research and developments assets	5.22	—	—
Other nondeductible permanent differences	.51	.36	.85
Other, net	.04	(.51)	(.20)

	39.48%	32.48%	33.58%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2004 and 2005 are as follows:

	2004	2005

Assets:
Inventory	$10,791	$10,913
Net operating losses of acquired subsidiaries	8,025	8,663
Deferred compensation	1,602	1,931
Accounts receivable	509	865
Additional minimum pension liability	5,630	5,457
Other	2,024	—
Valuation allowance	(5,887)	(6,160)

	22,694	21,669

Liabilities:
Goodwill and intangible assets	51,707	63,601
Depreciation	6,412	5,568
Employee benefits	1,530	722
State taxes	745	1,116
Other	—	329

	60,394	71,336

Net liability	$(37,700)	$(49,667)

Earnings before income taxes consists of the following U.S. and foreign income:

	2003	2004	2005

U.S. income	$49,275	$45,876	$42,653
Foreign income	3,734	3,686	5,517

Total income	$53,009	$49,562	$48,170

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

             The American Jobs Creation Act, signed into law in October 2004, provided an opportunity in 2005 to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We evaluated the potential effects of the repatriation provision and determined not to repatriate earnings under this provision. We have not provided for federal income taxes on the undistributed earnings of our foreign subsidiaries as it remains our intention to permanently reinvest such earnings (approximately $23.2 million as of December 31, 2005).

             We operate in multiple taxing jurisdictions, both within and outside the United States. We face audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2000. We believe all tax differences arising from those audits have been resolved and settled. The IRS is currently examining our federal income tax returns for calendar years 2001 through 2003. We do not currently anticipate any material adjustments to income tax expense as a result of these examinations.

Note 8 — Shareholders’ Equity

                 The shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2004 and 2005, no preferred stock had been issued.

                 In November 2004, we repurchased 1.1 million shares of our common stock in privately negotiated transactions at an aggregate cost of $30 million. This repurchase coincided with our 2.50% convertible senior subordinated notes transaction (See Note 6).

                 On February 15, 2005, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million could be purchased in any calendar year. The Board subsequently amended this program on December 2, 2005 to authorize repurchases up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have repurchased 1.8 million shares of common stock as of December 31, 2005 under this authorization.

                 We have reserved 6.7 million shares of common stock for issuance to employees and directors under three stock option plans (the “Plans”) of which approximately 144,000 shares remain available for grant at December 31, 2005. In May 2004, the total number of shares available for issuance to employees and directors under the Plans was increased by 1.0 million shares. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

                 The following is a summary of incentive stock option activity under the Plans:

	Number of Options	Weighted- Average Exercise Price

Outstanding at December 31, 2002	3,590	$17.27
Granted	669	17.44
Forfeited	(84)	19.49
Exercised	(181)	11.84

Outstanding at December 31, 2003	3,994	$17.55
Granted	659	25.03
Forfeited	(152)	19.16
Exercised	(940)	15.28

Outstanding at December 31, 2004	3,561	$19.45
Granted	504	30.75
Forfeited	(26)	24.33
Exercised	(954)	16.67

Outstanding at December 31, 2005	3,085	$22.12

Exercisable:
December 31, 2003	2,590	17.19
December 31, 2004	2,435	18.90
December 31, 2005	2,023	20.98

Range of Exercise Prices			Stock Options Outstanding at December 31,2005	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Stock Options Exercisable at December 31, 2005	Weighted Average Exercise Price

$6.52	to	$16.29	468	4.9	$14.16	363	$13.96
$16.29	to	$19.55	627	5.1	17.55	469	17.44
$19.55	to	$22.81	647	5.9	20.92	432	20.70
$22.81	to	$29.32	869	7.8	25.81	599	25.47
$29.32	to	$32.58	474	9.2	30.92	160	31.22

Total			3,085			2,023

                 During 2002 we adopted a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees. The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to the lesser of (1)85% of the fair market value of the common stock at the beginning of a semi-annual period or (2) 85% of the fair market value of the common stock at the end of such semi-annual period. During 2005, we issued approximately 47,000 shares of common stock under the Employee Plan. No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

                 Effective January 1, 2006, the Plan was amended to eliminate the look back feature whereby the purchase price is equal to 95% of the fair market value of the common stock on the exercise date.

Note 9 – Business Segments and Geographic Areas

                 CONMED conducts its business through five principal operating units, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care. In accordance with Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), our chief operating decision-maker has been identified as the President and Chief Operating Officer, who reviews operating results and makes resource allocation decisions for the entire company. We believe each of our segments are similar in the nature of products, production processes, customer base, distribution methods and regulatory environment.

                 All of our operating units qualify for aggregation under SFAS 131 except CONMED Patient Care. The economic characteristics of CONMED Patient Care do not meet the criteria in 2005 for aggregation due to the lower overall operating income in this segment. Accordingly, we have provided comparable information for the prior two years. Based upon the aggregation criteria for segment reporting, we have grouped all of our operating units except CONMED Patient Care into a single segment comprised of medical instruments and systems used in surgical and other medical procedures. CONMED Patient Care is comprised of cardiac and other vital sign devices as well as a variety of other medical products.

The following is net sales information by product line and reportable segment:

	2003	2004	2005
Arthroscopy	$182,061	$204,887	$211,397
Powered Surgical Instruments	122,031	128,572	132,045
Electrosurgery	77,337	85,912	88,455
Endosurgery	45,764	47,400	50,694
Endoscopic Technologies	-	15,738	58,835

Medical Instruments and Systems	427,193	482,509	541,426
Patient Care	69,937	75,879	75,879

Total	$497,130	$558,388	$617,305

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:
	2003	2004	2005
Medical Instruments and Systems	$69,717	$53,431	$59,391
Patient Care	10,238	9,730	4,357

Total operating income	79,955	63,161	63,748
Loss on early extinguishment of debt	8,078	825	-
Interest expense	18,868	12,774	15,578

Total income before income taxes	$53,009	$49,562	$48,170

The following is net sales information for geographic areas:
	2003	2004	2005
United States	$333,473	$364,819	$390,050
Canada	24,620	27,384	36,111
United Kingdom	19,883	27,120	30,117
Japan	18,265	19,793	22,073
Australia	12,604	17,536	23,237
All other countries	88,285	101,736	115,717

Total	$497,130	$558,388	$617,305

                Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2004 and 2005. No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2003, 2004 and 2005.

Note 10 — Employee Benefit Plans

                 We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our employees. Overall benefit levels provided under the pension plan were reduced effective January 1, 2004 resulting in a reduction in the projected benefit obligation of approximately $6.4 million.

                 Total employer contributions to the 401(k) plan were $2.2 million, $1.8 million and $2.2 million during the years ended December 31, 2003, 2004 and 2005, respectively.

                 We use a December 31, measurement date for our pension plan. Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants. The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2004	2005

Accumulated Benefit Obligation	$43,337	$44,971

Change in benefit obligation
Projected benefit obligation at beginning of year	$38,878	$48,872
Adjustment for plan amendment	(6,352)	—
Service cost	3,144	4,503
Interest cost	2,377	2,575
Actuarial loss	13,759	517
Benefits paid	(2,934)	(5,047)

Projected benefit obligation at end of year	$48,872	$51,420

Change in plan assets
Fair value of plan assets at beginning of year	$33,632	$33,188
Actual gain on plan assets	2,490	1,611
Employer contribution	—	3,500
Benefits paid	(2,934)	(5,047)

Fair value of plan assets at end of year	$33,188	$33,252

Change in funded status
Funded status	$15,684	$18,168
Unrecognized net actuarial loss	(27,461)	(27,536)
Unrecognized transition liability	(44)	(40)
Unrecognized prior service cost	5,886	5,535
Additional minimum pension liability	16,084	15,592

Accrued (prepaid) pension cost	$10,149	$11,719

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2004	2005

Accrued pension liability	$10,149	$11,719
Accumulated other comprehensive income (loss)	(16,084)	(15,592)

Net amount recognized	$(5,935)	$(3,873)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2004	2005

Discount rate	5.75%	5.55%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

                 Additionally, as of December 31, 2004, the Company changed from the 1984 Unisex Pension mortality table to the 1994 Group Annuity Reserving mortality table for purposes of determining expected mortality.

Net periodic pension cost for the years ended December 31, consist of the following:

	2003	2004	2005

Service cost — benefits earned during the period	$4,167	$3,144	$4,503
Interest cost on projected benefit obligation	2,419	2,377	2,651
Expected return on plan assets	(1,728)	(2,562)	(2,047)
Net amortization and deferral	750	660	455
Settlement loss	2,839	—	—

Net periodic pension cost	$8,447	$3,619	$5,562

                 During the year-ended December 31, 2003, we recognized settlement losses of $2.8 million. See Note 12 for further discussion.

                 During the year ended December 31, 2003, 2004 and 2005, respectively, we recognized comprehensive income of $5.1 million, net of income taxes, a comprehensive loss of $10.5 million, net of income taxes, and comprehensive income of $0.3 million, net of income taxes, as a result of changes in the additional minimum pension liability required to be recognized.

                 The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2003	2004	2005

Discount rate	6.75%	6.25%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

                 The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2004	2005	2006

Equity securities	48%	64%	70%
Debt securities	52	36	30

Total	100%	100%	100%

As of December 31, 2005, the Plan held 27,562 shares of our common stock, which had a fair value of $0.7 million. We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

                We do not expect there to be any required contributions to our pension plan in 2006.

                The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2005 and reflect the impact of expected future employee service.

2006	$3,479

2007	1,828

2008	1,897

2009	1,915

2010	2,120

2011—2015	12,129

Note 11 — Legal Matters

                 From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies. These subpoenae may or may not be routine inquiries. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims or investigations, the costs associated with claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

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

                 Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition or results of operations. As discussed in Note 12, we entered into a settlement of certain environmental claims during the second quarter of 2005 related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies.

                 In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. The discovery phase is now essentially completed. Johnson & Johnson filed a motion for summary judgment on October 21, 2005. If granted, the motion would end the case, subject to an appeal that we would be entitled to take. Our response to the motion was submitted in November 2005, and the hearing on the motion was held on December 16, 2005. There is no fixed time frame within which the Court must decide the motion. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim. In addition, the costs associated with pursuing this claim may be material.

Note 12 — Other expense (income)

                 Other expense (income) for the year ended December 31, consists of the following:

	2003	2004	2005

Gain on settlement of a contractual dispute, net of legal costs	$(9,000)	$—	$—
Pension settlement costs	2,839	—	—
Acquisition—related costs	3,244	1,547	4,108
Termination of product offering	—	2,396	1,519
Environmental settlement costs	—	—	698
Loss on equity investment	—	—	794

Other expense (income)	$(2,917)	$3,943	$7,119

During 2003, we entered into an agreement with Bristol-Myers Squibb Company (“BMS”) and Zimmer, Inc., (“Zimmer”) to settle a contractual dispute related to the 1997 sale by BMS and its then subsidiary, Zimmer, of Linvatec Corporation to CONMED Corporation. As a result of the agreement, BMS paid us $9.5 million in cash, which was recorded as a gain on settlement of a contractual dispute, net of $0.5 million in legal costs.

                 During 2003, we announced a plan to restructure our arthroscopy and powered surgical instrument sales force by increasing our domestic sales force from 180 to 230 sales representatives. The increase was in conjunction with our integration plan for the Bionx acquisition discussed in Note 2. As part of the sales force restructuring, we converted 90 direct employee sales representatives into nine independent sales agent groups. As a result of the termination of the 90 direct employee sales representatives, we recorded a charge to other expense of $2.8 million related to settlement losses of pension obligations, pursuant to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.

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

                 During 2004, we elected to terminate our surgical lights product line. We instituted a customer replacement program whereby all currently installed surgical lights have been or will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $5.8 million. During 2004, we recorded a charge of $2.4 million for the write-off of surgical lights inventory and the cost of surgical light replacements performed through December 31, 2004. During 2005, we recorded an additional $1.5 million. It is anticipated that the remaining $1.9 million in costs will be incurred in the first half of 2006 as the replacement program is completed.

                 During 2004, we incurred $1.5 million of acquisition-related charges associated with the Bard Endoscopic Technologies acquisition which have been recorded in other expense. These expenses principally consist of severance and other transition related charges. During 2005, we incurred an additional $4.1 million of expense related to acquisition transition and integration related charges.

                 During 2005, we entered into a settlement of certain environmental claims related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies. The current owner alleged that the acquired subsidiary caused environmental contamination of the property. In order to avoid litigation, the Company agreed to reimburse the owner for a certain percentage of past remediation costs, and to participate in the funding of the remediation activities. The total sum of past costs, including attorney’s fees, together with the current estimate of future costs, amounts to approximately $0.7 million and has been recorded in other expense.

                 We incurred a $0.8 million loss on the sale of an equity investment. This investment had a carrying value of $2.0 million and was sold in January 2006 for $1.2 million resulting in the $0.8 million loss.

Note 13 — Guarantees

                We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

                Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2003	2004	2005

Balance as of January 1,	$3,213	$3,588	$3,524

Provision for warranties	4,209	3,961	4,035
Claims made	(3,934)	(4,025)	(4,143)
Warranties acquired	100	—	—

Balance as of December 31,	$3,588	$3,524	$3,416

Note 14 - New Accounting Pronouncements

                 In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), was issued which replaces SFAS 123 and supercedes APB 25. We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. SFAS 123R provides for two alternative methods of adoption, the modified prospective application and the modified retrospective application. The modified prospective application applies to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding after the effective date will be recognized as the service is rendered on or after the effective date. We have elected the modified prospective application method for adopting SFAS 123R. The fair value of employee stock options will be determined on the grant date using a Black-Scholes valuation model. The fair value of all stock options issued will be based upon the fair value calculated as of the grant date. Since we currently account for employee stock options under APB 25, the adoption of SFAS 123R is expected to impact our results of operations by $0.10 to $0.15 per diluted earnings per share.

                 Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued in March 2005. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. We have adopted FIN 47 and have determined our legal obligations, however this liability is not material to the financial statements.

                 In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”, (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for the direct effects of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted. We have considered SFAS 154 and have determined this pronouncement will not materially impact our consolidated results of operations.

Note 15— Selected Quarterly Financial Data (Unaudited)

    Selected quarterly financial data for 2004 and 2005 are as follows:

	Three Months Ended

	March	June	September	December

2004
Net sales	$133,964	$130,912	$132,289	$161,223
Gross profit	70,359	68,714	67,487	80,332
Net income	12,039	12,292	1,699	7,435
EPS:
Basic	$.41	$.41	$.06	$.25
Diluted	.40	.41	.06	.25

	Three Months Ended

	March	June	September	December

2005
Net sales	$155,859	$158,276	$149,970	$153,200
Gross profit	80,475	82,124	75,954	74,468
Net income	10,765	10,508	7,914	2,807
EPS:
Basic	$.37	$.36	$.27	$.10
Diluted	.36	.35	.26	.10

Unusual Items Included In Selected Quarterly Financial Data:

2004

Third quarter

                 During the third quarter of 2004, we recorded a charge in the amount of $13.7 million related to the write-off of the estimated purchase in-process research and development associated with the Bard Endoscopic Technologies acquisition – see Note 2.

                 During the third quarter of 2004, we recorded a charge in the amount of $0.9 million in other expense for costs related to the Bard Endoscopic Technologies acquisition – see Note 12.

Fourth quarter

                 During the fourth quarter of 2004, we recorded a charge in the amount of $2.7 million related to the write-off of the finalized purchased in-process research and development associated with the Bard Endoscopic Technologies acquisition – see Note 2.

                 During the fourth quarter of 2004, we recorded $2.3 million of Bard Endoscopic Technologies acquisition-related charges in cost of sales – see Note 2.

                 During the fourth quarter of 2004, we recorded a charge of $2.4 million related to our termination of our surgical lights product line and $0.7 million of acquisition-related costs associated with the Bard Endoscopic Technologies acquisition to other expense – see Note 12.

                 During the fourth quarter of 2004, we recorded losses on the early extinguishment of debt of $0.8 million – see Note 6.

2005

First quarter

                 During the first quarter of 2005, we recorded $0.5 million of Bard Endoscopic Technologies acquisition-related charges in cost of sales – see Note 2.

                 During the first quarter of 2005, we recorded a charge of $0.5 million related to our termination of our surgical lights product line and $1.4 million of acquisition-related costs associated with the Bard Endoscopic Technologies acquisition to other expense – see Note 12.

Second quarter

                 During the second quarter of 2005, we recorded a charge of $0.4 million related to our termination of our surgical lights product line; $1.4 million of acquisition-related costs associated with the Bard Endoscopic Technologies acquisition; and $0.7 million related to a settlement of certain environmental claims related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies to other expense – see Note 12.

Third quarter

                 During the third quarter of 2005, we recorded a charge of $0.1 million related to our termination of our surgical lights product line and $0.7 million of acquisition-related costs associated with the Bard Endoscopic Technologies acquisition to other expense – see Note 12.

Fourth quarter

                 During the fourth quarter of 2005, we recorded a charge of $0.5 million related to our termination of our surgical lights product line; $0.6 million of acquisition-related costs associated with the Bard Endoscopic Technologies acquisition and a $0.8 million charge related to the loss on the sale of an equity investment to other expense – see Note 12.

                 The decline in net income in the fourth quarter is a result of a decrease in gross profit margin as a result of increased costs associated with higher raw material costs and increased spending related to quality assurance. We also incurred significantly higher selling and administrative costs associated with higher distribution costs as well as increased spending on corporate quality systems and management and the Johnson and Johnson litigation (see Note 11).

SCHEDULE II—Valuation and Qualifying Accounts (in thousands)

		Column C

		Additions

Column A	Column B	Charged to Costs and Expenses	Charged to Other Accounts	Column D	Column E

Description	Balance at Beginning of Period			Deductions	Balance at End of Period

2005
Allowance for bad debts	$1,235	$951	$—	$(664)	$1,522
Sales returns & allowance	1,417	—	—	(78)	1,339
Deferred tax asset valuation allowance	5,887	829	—	$(556)	6,160

2004

Allowance for bad debts	$1,672	$380	$—	$(817)	$1,235
Sales returns & allowance	1,396	21	—	—	1,417
Deferred tax asset valuation allowance	8,462	—	—	(2,575)	5,887

2003
Allowance for bad debts	$922	$741	$640	$(631)	$1,672
Sales returns & allowance	770	626	—	—	1,396
Deferred tax asset valuation allowance	—	—	8,462	—	8,462

-91-