Form 10-Q
period 2006-03-31
CONMED CORP
filed 2006-05-08
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
March 31, 2006

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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of
May 1, 2006 is 28,095,075 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2005	2006

Net sales	$155,859	$158,466

Cost of sales	75,384	80,566

Gross profit	80,475	77,900

Selling and administrative expense	52,532	58,374

Research and development expense	5,849	7,825

Other expense	1,900	570

	60,281	66,769

Income from operations	20,194	11,131

Interest expense	3,759	4,866

Income before income taxes	16,435	6,265

Provision for income taxes	5,670	1,925

Net income	$10,765	$4,340

Per share data:

Net income
Basic	$.37	$.15
Diluted	.36	.15

Weighted average common shares
Basic	29,127	28,082
Diluted	29,721	28,358

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,454	$4,653
Accounts receivable, net	83,327	81,160
Inventories	152,428	157,735
Deferred income taxes	12,887	12,342
Prepaid expenses and other current assets	3,419	3,784
Total current assets	255,515	259,674
Property, plant and equipment, net	104,224	106,364
Goodwill	335,651	335,632
Other intangible assets, net	191,402	190,250
Other assets	16,991	15,145
Total assets	$903,783	$907,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,208	$2,963
Accounts payable	31,084	33,671
Accrued compensation and benefits	12,461	12,491
Income taxes payable	4,706	3,328
Accrued interest	1,095	2,873
Other current liabilities	8,578	9,168
Total current liabilities	62,132	64,494

Long-term debt	302,643	297,423
Deferred income taxes	62,554	64,068
Other long-term liabilities	23,448	25,381
Total liabilities	450,777	451,366

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding.	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,137,119 and
31,174,256 shares issued in
2005 and 2006, respectively	311	312
Paid-in capital	278,281	279,866
Retained earnings	259,932	264,272
Accumulated other comprehensive income	(9,736)	(9,563)
Less 2,944,905 and 3,088,064 shares of common stock
in treasury, at cost in 2005 and 2006, respectively	(75,782)	(79,188)
Total shareholders’ equity	453,006	455,699
Total liabilities and shareholders’ equity	$903,783	$907,065

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2005	2006

Cash flows from operating activities:
Net income	$10,765	$4,340
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	2,917	2,723
Amortization	4,544	4,605
Stock option expense	-	814
Deferred income taxes	3,683	2,121
Income tax benefit of
stock option exercises	1,825	13
Excess tax benefits from stock-based
compensation	-	(13)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable	(5,000)	(3,000)
Accounts receivable	3,960	5,167
Inventories	(6,311)	(7,836)
Accounts payable	(1,501)	2,770
Income taxes payable	(1,500)	(1,453)
Accrued compensation and benefits	(1,398)	30
Accrued interest	1,214	1,778
Other assets	(1,393)	(571)
Other liabilities	2,426	2,523
Net cash provided by operating activities	14,231	14,011

Cash flows from investing activities:
Proceeds from sale of equity investment	-	1,205
Purchases of property, plant and equipment	(3,985)	(4,908)
Net cash used in investing activities	(3,985)	(3,703)

Cash flows from financing activities:
Net proceeds from common stock issued under
employee plans	6,053	772
Excess tax benefits from stock-based compensation	-	13
Repurchase of common stock	-	(3,406)
Payments on long term debt	(13,152)	(6,465)
Payments related to issuance of long-term debt	(23)	-
Net change in cash overdrafts	(824)	(183)
Net cash used in financing activities	(7,946)	(9,269)

Effect of exchange rate changes
on cash and cash equivalents	(648)	160

Net increase in cash and cash equivalents	1,652	1,199

Cash and cash equivalents at beginning of period	4,189	3,454

Cash and cash equivalents at end of period	$5,841	$4,653

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

CONMED conducts its business through five principal operating units, CONMED Electrosurgery, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Linvatec and CONMED Patient Care. All of our operating units qualify for aggregation under SFAS 131 except CONMED Patient Care. The economic characteristics of CONMED Patient Care do not meet the criteria for aggregation due to the lower overall operating income in this segment. Accordingly, we have provided comparable information for the prior year. Based upon the aggregation criteria for segment reporting, we have grouped all of our operating units except CONMED Patient Care into a single segment comprised of medical instruments and systems used in surgical and other medical procedures. CONMED Patient Care is comprised of cardiac monitoring disposables as well as a variety of other medical products.

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2005 included in our Annual Report on Form 10-K.

Note 3 - Other comprehensive income

Comprehensive income (loss) consists of the following:

	Three months ended
	March 31,
	2005	2006

Net income	$10,765	$4,340

Other comprehensive income:
Foreign currency
translation adjustment	(516)	173
Comprehensive income	$10,249	$4,513

Accumulated other comprehensive income (loss) consists of the following:

			Accumulated
	Minimum	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2005	$(10,135)	$399	$(9,736)

Foreign currency translation
adjustments	-	173	173

Balance, March 31, 2006	$(10,135)	$572	$(9,563)

Note 4 - Stock-based compensation

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in December 2004. We adopted SFAS 123R effective January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). No compensation expense was recognized for stock options under the provisions of APB 25 since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

SFAS No. 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any nonvested stock option awards outstanding as of the date of adoption. Prior periods have not been restated.

We have elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of a simplified method to calculate the beginning pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

Total pre-tax stock-based compensation expense recognized in the Consolidated

Condensed Statements of Income was $814 for the three months ended March 31, 2006. This amount is included in selling and administrative expenses on the Consolidated Condensed Statements of Income. Tax related benefits of $56 were also recognized for the first three months of 2006. Cash received from the exercise of stock options was $6.0 million and $0.1 million for the three months ended March 31, 2005 and 2006, respectively, and is reflected in cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows.

We have reserved 6.7 million shares of common stock for issuance to employees and directors under three shareholder-approved stock option plans (the "Plans") of which approximately 141,000 shares remain available for grant at March 31, 2006. The exercise price on all outstanding options is equal to the quoted fair market value of the stock at the date of grant. Stock options are non-transferable other than on death and generally become exercisable over a five year period from date of grant and expire ten years from date of grant.

The weighted average fair value of options granted in the first three months of 2006 was $9.61. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted: Risk-free interest rate of 4.71%; volatility factor of the expected market price of the Company's common stock of 43.78%; a weighted-average expected life of the option of 5.7 years; and that no dividends would be paid on common stock. The risk free interest rate is based on the option grant date for a traded zero-coupon U.S. Treasury bond with a maturity date equal to the expected life. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option grant. The expected life selected for options granted during the three months ended March 31, 2006 represents the period of time that the options are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option activity for the three months ended March 31, 2006:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2005	3,085	$22.12
Granted	3	20.03
Exercised	(7)	13.26

Outstanding at March 31, 2006	3,081	$22.14
Exercisable at March 31, 2006	2,128	$20.99

The weighted average remaining contractual term for stock options outstanding and exercisable at March 31, 2006 was 6.4 years and 5.7 years, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2006 was $3.3 million and $2.8 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2005 and 2006 was $5.3 million and $57, respectively.

As of March 31, 2006, there was $8.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan which is expected to be recognized over 3.76 years (weighted average period of 1.6 years).

SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the three months ended March 31, 2005.

Three months ended
March 31,
2005

Net income — as reported	$10,765

Pro forma stock-based employee
compensation expense, net of related
income tax effect	(423)

Net income — pro forma	$10,342

Earnings per share - as reported:
Basic	$.37
Diluted	$.36
Earnings per share - pro forma:
Basic	$.36
Diluted	$.35

Note 5 - Inventories

Inventories consist of the following:

	December 31,	March 31,
	2005	2006

Raw materials	$45,991	$43,482

Work-in-process	16,472	19,174

Finished goods	89,965	95,079

Total	$152,428	$157,735

Note 6 - Earnings per share

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2006.

	Three months ended
	March 31,
	2005	2006

Net income	$10,765	$4,340

Basic - weighted average shares outstanding	29,127	28,082

Effect of dilutive potential securities	594	276

Diluted - weighted average shares outstanding	29,721	28,358

Basic EPS	$.37	$.15
Diluted EPS	.36	.15

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. No such shares were excluded from the calculation of diluted EPS for the three months ended March 31, 2005. Such shares aggregated approximately 1.7 million for the three months ended March 31, 2006. Upon conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount. As of March 31, 2006, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes. Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 - Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Balance as of January 1, 2006	$335,651

Foreign currency translation	(19)

Balance as of March 31, 2006	$335,632

Goodwill associated with each of our principal operating units is as follows:

	December 31,	March 31,
	2005	2006

CONMED Electrosurgery	$16,645	$16,645

CONMED Endoscopic Technologies	46,649	46,649

CONMED Endosurgery	42,404	42,404

CONMED Linvatec	175,853	175,834

CONMED Patient Care	54,100	54,100

Balance	$335,651	$335,632

Other intangible assets consist of the following:

	December 31, 2005		March 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$110,612	$(21,317)	$110,612	$(22,075)

Patents and other intangible assets	37,344	(22,581)	37,470	(23,101)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	87,344	-

	$235,300	$(43,898)	$235,426	$(45,176)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 26 years. Customer relationships are being amortized over a weighted average life of 37 years. Patents and other intangible assets are being amortized over a weighted average life of 11 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,278 and $1,460 in the three months ended March 31, 2006 and 2005, respectively. These amounts have been included in selling and administrative expense on the Consolidated Condensed Statement of Income.

The estimated amortization expense for the year ending December 31, 2006, including the quarterly period ended March 31, 2006, and for each of the five succeeding years is as follows:

2006	$5,070
2007	5,056
2008	5,056
2009	5,056
2010	4,677
2011	4,375

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

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, 2006 are as follows:

Balance as of January 1, 2006	$3,416

Provision for warranties	1,327
Claims made	(1,303)

Balance as of March 31, 2006	$3,440

Note 9 - Pension plan

Net periodic pension costs consist of the following:

	Three months ended
	March 31,
	2005	2006

Service cost	$993	$1,405

Interest cost on projected
benefit obligation	750	827

Expected return on plan assets	(809)	(795)

Net amortization and deferral	209	298

Net periodic pension cost	$1,143	$1,735

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2005 that we do not expect to be required to make contributions to our pension plan in 2006. No pension funding was required or made during the quarter ended March 31, 2006.

Note 10 — Other expense

Other expense consists of the following:

	2005	2006

Termination of product offering	$520	$56

Acquisition-related costs	1,380	514

Other expense	$1,900	$570

During 2004, we elected to terminate our surgical lights product line. We instituted a customer replacement program whereby all currently installed surgical lights have been or will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $5.8 million. Through December 31, 2005, we recorded charges totaling $3.9 million related to the surgical lights customer replacement program (including $0.5 million in the first quarter of 2005). During the first quarter of 2006, we recorded an additional $0.1 million in such charges. It is anticipated that an additional $1.8 million in costs will be incurred during the remainder of 2006 as the surgical lights customer replacement program is completed.

On September 30, 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition”). As part of the acquisition, manufacturing of the acquired products is being conducted in various C.R. Bard facilities under a transition agreement. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities is currently underway and is expected to be completed in 2006. During the first quarter of 2005, we incurred $1.4 million of acquisition-related charges associated with the Bard Endoscopic Technologies acquisition which have been recorded in other expense. These expenses principally consist of severance and other transition related charges. During 2006, we incurred an additional $0.5 million of such acquisition, transition and integration related charges.

Note 11 — Business Segments and Geographic Areas

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

All of our operating units qualify for aggregation under SFAS 131 except CONMED Patient Care. The economic characteristics of CONMED Patient Care do not meet the criteria for aggregation due to the lower overall operating income in this segment. Accordingly, we have provided comparable information for the prior year. Based upon the aggregation criteria for segment reporting, we have grouped all of our operating units except CONMED Patient Care into a single segment comprised of medical instruments and systems used in surgical and other medical procedures. CONMED Patient Care is comprised of cardiac monitoring disposables as well as a variety of other medical products.

The following is net sales information by product line and reportable segment:

	2005	2006

Medical Instruments and Systems	136,952	138,855
Patient Care	18,907	19,611
Total	$155,859	$158,466

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:
	2005	2006

Medical Instruments and Systems	$18,649	$10,867
Patient Care	1,545	264
Total operating income	20,194	11,131
Interest expense	3,759	4,866
Total income before income taxes	$16,435	$6,265

Note 12 - Legal proceedings

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

On April 7, 2006, CONMED received a copy of a complaint filed in the United States District for the Northern District of New York on behalf of a purported class of former CONMED Linvatec sales representatives. The complaint alleges that the former sales representatives were entitled to, but did not receive, severance in 2003 when Linvatec restructured its distribution channels. CONMED believes that the maximum exposure is $2.5 to $3.0 million, not including any interest, fees or costs that might be awarded if the five named plaintiffs were to prevail on their own behalf as well as on behalf of all members of the purported class. Conmed Linvatec did not generally pay severance during the 2003 restructuring because the former sales representatives were offered sales positions with Linvatec’s new manufacturer’s representatives. Other than three of the five named plaintiffs in the class action, nearly all of Linvatec’s former sales representatives accepted such positions. Four of the named plaintiffs also recently submitted formal ERISA claims for severance, and said claims have been forwarded to the Plan Administrator for review and action. Although the Plan Administrator has not completed her review, if the Plan Administrator reaches the same determination that was made in 2003, the Company believes there would be no merit to the claims asserted in the Complaint, although there can be no assurance that the Company would prevail in the litigation.

Note 13 - New accounting pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which eliminates the exemption from applying Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to impact our consolidated financial position, results of operations or cash flows.

     In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to impact our consolidated financial position, results of operations or cash flows.

Note 14 - Subsequent events

On April 13, 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100 million revolving credit facility and a $135.0 million term loan. The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility as of March 31, 2006 under the then existing senior credit agreement.

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

Forward-looking statements are not guarantees of future performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2005 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2005 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended
	March 31,
	2005	2006
Arthroscopy	34.6%	34.5%
Powered Surgical Instruments	22.8	21.6
Electrosurgery	13.4	14.7
Patient Care	12.1	12.4
Endoscopic Technologies	9.2	9.3
Endosurgery	7.9	7.5
Consolidated Net Sales	100%	100%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products. We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland. We market our products both domestically and internationally directly to customers and through distributors. International sales represent a significant portion of our business. During the three months ended March 31, 2006, sales to purchasers outside of the United States accounted for 38.5% of total net sales.

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

In order to further our growth prospects, we have historically used strategic business acquisitions and exclusive distribution relationships to continue to diversify our product offerings, increase our market share and realize economies of scale.

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

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In March 2006, we unveiled several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which will enhance our arthroscopy and powered instrument product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include the following: the MPower™ System, a battery-powered surgical instrument system that merges the power of a large bone handpiece with the size and design of a small bone handpiece; the MicroPower™ electric powered instrument system for small bone procedures; the Dry-Doc® Cannula System which offers an improved design for arthroscopic surgical access; the Spectrum® II - Tissue Repair System allowing precise suture placement in arthroscopic shoulder procedures and Bio Mini Revo™ Shoulder Anchor shoulder repair implant.

Business Challenges

During the second half of 2005, we experienced lower than expected sales, as a result, we believe, of lower than anticipated surgical procedures. In addition, during the second half of 2005 and into the first quarter of 2006, we experienced significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products, particularly our disposable products, as a result of the increased cost of oil. We also experienced significant increases in in-bound and out-bound freight costs. We believe we are beginning to see a return to more normal levels in the number of surgical procedures performed as sales have increased in the first quarter of 2006. We are also in the process of implementing limited price increases to offset the manufacturing cost increases as a result of the increases in the price of oil.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations. In December 2004, the FDA initiated an inspection of our Largo, Florida manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice which included observations related to our corrective and preventative action procedures for nonconforming products and other quality problems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter in June 2005 relating to these observations. We subsequently responded to the FDA with a plan of the corrective actions that we have taken or proposed to take. In that response, we committed to further developing and implementing, in a timely manner, the principles and strategies of a Company-wide systems-based quality management for improved CGMP compliance, operational performance and efficiencies. We consider the receipt of a warning letter to be an important regulatory event. Accordingly, we have been undertaking corrective actions that we believe will involve significant additional costs for the Company. However, even with our efforts to implement a Company-wide quality systems initiative, there can be no assurance that the actions undertaken by the Company will ensure that we will not receive an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

We remain in litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. While we believe that our claims are well-grounded in fact and law, there can be no assurance that we will be successful in our claim. In addition, the costs associated with pursuing this claim have been substantial. See Note 12 to the Consolidated Condensed Financial Statements.

Critical accounting estimates

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2005 describes significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2006.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.6 million at March 31, 2006 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $335.6 million and other intangible assets of $190.3 million as of March 31, 2006.

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

Based on these and other factors, pension expense for the year-ended Decmeber 31, 2006 is estimated at approximately $6.9 million as compared to $5.6 million in 2005. Actual expense may vary significantly from this estimate. For the three month period ended March 31, 2006 we recorded $1.7 million in pension expense.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $21.7 million at March 31, 2006. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States. We face audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax returns examination by the Internal Revenue Service (“IRS”) for calendar years 2001 through 2003 was settled in the first quarter of 2006. As a result of the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax returns for periods subsequent to 2003. The net effect of these adjustments and the settlement was a $0.5 million reduction in income tax expense for the first quarter of 2006.

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

Results of operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2005	2006

Net sales	100.0%	100.0%
Cost of sales	48.4	50.8
Gross profit	51.6	49.2
Selling and administrative expense	33.7	36.8
Research and development expense	3.8	4.9
Other expense	1.2	0.4
Income from operations	12.9	7.1
Interest expense	2.4	3.2
Income before income taxes	10.5	3.9
Provision for income taxes	3.6	1.2
Net income	6.9%	2.7%

Sales for the quarterly period ended March 31, 2006 were $158.5 million, an increase of $2.6 million (1.7%) compared to sales of $155.9 million in the comparable 2005 period. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) reduced sales by approximately $1.3 million.

Arthroscopy sales increased $0.7 million (1.3%) in the quarterly period ended March 31, 2006 to $54.7 million from $54.0 million in the comparable 2005 period as a result of increased sales of resection and video imaging products for arthroscopy and general surgery. This increase was offset in part by reduced sales of procedure specific products.

Powered surgical instrument sales decreased $1.3 million (3.7%) in the quarterly period ended March 31, 2006 to $34.2 million from $35.5 million in the comparable 2005 period, principally as a result of decreased sales of our large bone powered instrument handpieces.

Patient care sales increased $0.7 million (3.7%) in the quarterly period ended March 31, 2006 to $19.6 million from $18.9 million in the comparable 2005 period principally as a result of increased sales of our ECG electrode products.

Electrosurgery sales increased $2.5 million (12.0%) in the quarterly period ended March 31, 2006 to $23.4 million from $20.9 million in the comparable 2005 period, principally as a result of increased sales of our System 5000® electrosurgical generator, Ultraclean products, and electrosurgical pencils.

Endosurgery sales decreased $0.4 million (3.3%) in the quarterly period ended March 31, 2006 to $11.9 million from $12.3 million in the comparable 2005 period. This decrease is principally as a result of decreased sales of skin staplers, hand held instruments and trocar products.

Endoscopic Technologies sales increased $0.4 million (2.8%) in the quarterly period ended March 31, 2006 to $14.7 million from $14.3 million in the comparable 2005 period. This increase is principally due to increased sales in our biliary and pulmonary products.

Cost of sales increased to $80.6 million in the quarterly period ended March 31, 2006 as compared to $75.4 million in the same period a year ago on overall increases in sales volumes as described above. Gross profit margins decreased 2.4 margin points to 49.2% in the quarterly period ended March 31, 2006 as compared to 51.6% in the same period a year ago primarily as a result of significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products and higher spending related to quality assurance.

Selling and administrative expense increased to $58.4 million in the quarterly period ended March 31, 2006 as compared to $52.5 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 36.8% in the quarterly period ended March 31, 2006 as compared to 33.7% in the same period a year ago. This increase of 3.1 percentage points is primarily attributable to expensing stock options in 2006 (0.5 percentage points) due to the requirements under the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see Note 4 to the Consolidated Condensed Financial Statements); increased administrative expenses associated with higher distribution costs (0.6 percentage points) due in part to higher petroleum prices; higher pension costs (0.4 percentage points) due primarily as a result of changes in actuarial assumptions (see “Pension Plan” section of “Critical Accounting Estimates” above); increased spending on corporate quality systems and management (0.3 percentage points) to ensure we continue to maintain appropriate regulatory compliance; other increases in selling and administrative costs (1.3 percentage points) including the Johnson & Johnson litigation (see Note 12 to the Consolidated Condensed Financial Statements).

Research and development expense totaled $7.8 million in the quarterly period ended March 31, 2006 as compared to $5.8 million in the same period a year ago. As a percentage of net sales, research and development expense increased 1.1 percentage points to 4.9% in the quarterly period ended March 31, 2006 as compared to 3.8% in the same period a year ago. The increase in research and development expense reflects an increased emphasis on new product development across all of our product lines with the most significant increases occurring in the areas of arthroscopy and powered instruments as well as endoscopic technologies.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended March 31, 2006 consisted of $0.1 million in charges related to the termination of a product line and $0.5 million in Bard Endosocopic Technologies acquisition-related costs.

Interest expense in the quarterly period ended March 31, 2006 was $4.9 million as compared to $3.8 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the quarterly period ended March 31, 2006 as compared to the same period a year ago. The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 5.44% in the quarterly period ended March 31, 2006 as compared to 4.39% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 30.7% for the quarterly period ended March 31, 2006 as compared to 34.5% in the same period a year ago. The effective rate for the quarterly period ended March 31, 2006 is lower than that recorded in the same period a year ago and the United States statutory rate of 35.0% as a result of the settlement in the first quarter of 2006 of the 2001 through 2003 IRS income tax return examinations. Due to the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2003. The net effect of these adjustments and the settlement was a reduction in income tax expense of $0.5 million. This favorable adjustment offset unfavorable tax effects caused by the adoption of SFAS 123(R). A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2005, Note 7 to the Consolidated Financial Statements.

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

Cash provided by operations

Our net working capital position was $195.2 million at March 31, 2006. Net cash provided by operating activities was $14.0 million in the quarterly period ended March 31, 2006 and $14.2 million in the quarterly period ended March 31, 2005.

Net cash provided by operating activities remained consistent in 2006 as compared to 2005 despite a decline in net income of $6.4 million as the reduction in accounts receivable sold decreased by $2.0 million compared to the same period a year ago and as improved management of the accounts payable cycle increased cash from operations by $4.3 million.

Improved collections performance on our accounts receivable contributed toward offsetting the negative operating cash flow impact associated with the build-up of inventories as we transition manufacturing of our Endoscopic Technologies products from C.R. Bard facilities to CONMED facilities (see Note 10 to the consolidated condensed financial statements). The increase in Endoscopic Technologies inventories has been undertaken in order to ensure adequate stocks during the transition period and to avoid backorders.

Investing cash flows

Net cash used in investing activities in the quarterly period ended March 31, 2006 consisted of capital expenditures and the sale of an equity investment. Capital expenditures were $4.9 million and $4.0 million for the quarterly period ended March 31, 2006 and 2005, respectively. The increase in capital expenditures in the quarterly period ended March 31, 2006 as compared to the same period a year ago is primarily due to the ongoing expansion of our manufacturing and distribution capacity as a result of the Bard Endoscopic Technologies acquisition and other infrastructure improvements. The sale of the equity investment resulted in proceeds of $1.2 million.

Financing cash flows

Net cash used in financing activities in the three months ended March 31, 2006 consisted primarily of the following: $0.8 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan; $6.5 million in repayments of term borrowings under our senior credit facility; the repurchase of 0.1 million shares of our common stock under our Board of Director’s authorized stock repurchase program at an aggregate cost of approximately $3.4 million; and $0.2 million net change in cash overdrafts.

Our senior credit facility at March 31, 2006 consisted of a $100 million revolving credit facility and a $260 million term loan. At March 31, 2006 there was $37.0 million outstanding on the revolving credit facility. The aggregate amount outstanding on the term loan was $97.5 million at March 31, 2006. Interest rates on the term loan were at the London Interbank Offered Rate (“LIBOR”) plus 2.25% (6.76% at March 31, 2006). Interest rates on the revolving credit facility were at LIBOR plus 2.25% (6.99% at March 31, 2006) or an alternative base rate.

On April 13, 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100 million revolving credit facility and a $135.0 million term loan. The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility as of March 31, 2006 under the then existing senior credit agreement.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $95.5 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended and restated senior credit agreement. Initial interest rates on the term loan portion of the amended and restated credit agreement are at LIBOR plus 1.75% or an alternative base rate; interest rates on the revolving credit facility portion of the amended and restated credit agreement are at LIBOR plus 1.50% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The amended and restated credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The amended and restated credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $6.9 million and $9.0 million, respectively, at March 31, 2006. These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year. We repurchased $3.4 million under the share repurchase program during the quarterly period ended March 31, 2006. We do not expect to make additional share repurchases during the second quarter of 2006. We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of March 31, 2006, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $37.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.5 million in the three month period ended March 31, 2006 and are included in interest expense.

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

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and qualitative disclosures about market risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2006. Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2005 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4. Controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2006. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Approximate
			Shares Purchased as	Dollar Value of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet
	Of Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share[1]	Programs[2]	the Program

January 1, 2006 -
January 31, 2006	143,159	$23.80	143,159	$51,219,000

February 1, 2006 -
February 28, 2006	-	-	-	51,219,000

March 1, 2006 -
March 31, 2006	-	-	-	51,219,000

Total	143,159	$23.80	143,159

______________________
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

Date: May 4, 2006

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