Form 10-Q
period 2006-06-30
CONMED CORP
filed 2006-08-08
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
June 30, 2006

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
Yes ☐  No ☒

The number of shares outstanding of registrant's common stock, as of August 1, 2006 is 27,885,768 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements

	- Consolidated Condensed Statements
	of Income for the three and six month
	periods ended June 30, 2005 and 2006	1

	- Consolidated Condensed Balance Sheets
	as of December 31, 2005 and June 30, 2006	2

	- Consolidated Condensed Statements
	of Cash Flows for the six months ended
	June 30, 2005 and 2006	3

	- Notes to Consolidated Condensed
	Financial Statements	4

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	17

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	30

Item 4.	Controls and Procedures	30

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Issuer Purchases of Equity Securities	31

Item 4.	Submission of Matters to a Vote of
	Security Holders	32

Item 6.	Exhibits	33

Signatures		34

PART I     FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net sales	$158,276	$163,473	$314,135	$321,939

Cost of sales	76,152	85,699	151,536	166,265

Gross profit	82,124	77,774	162,599	155,674

Selling and administrative expense	53,559	58,123	106,091	116,497

Research and development expense	6,375	7,498	12,224	15,323

Other expense	2,576	1,584	4,476	2,154

	62,510	67,205	122,791	133,974

Income from operations	19,614	10,569	39,808	21,700

Loss on early extinguishment
of debt	-	678	-	678

Interest expense	3,571	4,675	7,330	9,541

Income before income taxes	16,043	5,216	32,478	11,481

Provision for income taxes	5,535	1,802	11,205	3,727

Net income	$10,508	$3,414	$21,273	$7,754

Per share data:

Net Income
Basic	$.36	$.12	$.73	$.28
Diluted	.35	.12	.71	.27

Weighted average common shares
Basic	29,494	28,061	29,301	28,068
Diluted	30,060	28,266	29,830	28,312

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,454	$5,080
Accounts receivable, net	83,327	80,920
Inventories	152,428	153,661
Deferred income taxes	12,887	12,341
Prepaid expenses and other current assets	3,419	3,902
Total current assets	255,515	255,904
Property, plant and equipment, net	104,224	109,058
Goodwill	335,651	336,150
Other intangible assets, net	191,402	191,256
Other assets	16,991	15,210
Total assets	$903,783	$907,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,208	$3,053
Accounts payable	31,084	31,853
Accrued compensation and benefits	12,461	13,020
Income taxes payable	4,706	2,820
Accrued interest	1,095	1,108
Other current liabilities	8,578	10,186
Total current liabilities	62,132	62,040

Long-term debt	302,643	296,902
Deferred income taxes	62,554	65,597
Other long-term liabilities	23,448	25,982
Total liabilities	450,777	450,521

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding.	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,137,119 and
31,198,958 shares issued in 2005 and 2006,
respectively	311	312
Paid-in capital	278,281	281,103
Retained earnings	259,932	267,686
Accumulated other comprehensive income (loss)	(9,736)	(8,414)
Less 2,944,905 and 3,321,545 shares of common stock in
treasury, at cost in 2005 and 2006, respectively	(75,782)	(83,630)
Total shareholders’ equity	453,006	457,057
Total liabilities and shareholders’ equity	$903,783	$907,578

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2005	2006
Cash flows from operating activities:
Net income	$21,273	$7,754
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	6,139	5,522
Amortization	9,143	9,148
Stock option expense	-	1,585
Deferred income taxes	7,365	3,650
Income tax benefit of
stock option exercises	1,825	32
Excess tax benefits from stock-based
compensation	-	(32)
Loss on extinguishment of debt	-	476
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable	(3,000)	-
Accounts receivable	1,041	2,407
Inventories	(18,579)	(6,361)
Accounts payable	6,461	1,373
Income taxes payable	(833)	(1,979)
Accrued compensation and benefits	(3,063)	559
Accrued interest	(58)	13
Other assets	(2,580)	(824)
Other liabilities	4,761	4,142
	8,622	19,711
Net cash provided by operating activities	29,895	27,465

Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,098)	(10,247)
Proceeds from sale of equity investment	-	1,205
Payments related to business acquisitions	(364)	(2,458)
Net cash used in investing activities	(8,462)	(11,500)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	13,020	1,238
Excess tax benefits from stock-based compensation	-	32
Repurchase of common stock	(7,759)	(7,848)
Payments on senior credit agreement	(28,623)	(141,484)
Proceeds of senior credit agreement	8,000	135,000
Payments on mortgage notes	(356)	(412)
Payments related to issuance of long-term debt	(135)	(1,260)
Net change in cash overdrafts	(261)	(604)
Net cash used in financing activities	(16,114)	(15,338)

Effect of exchange rate changes
on cash and cash equivalents	(3,002)	999

Net increase in cash and cash equivalent	2,317	1,626

Cash and cash equivalents at beginning of period	4,189	3,454

Cash and cash equivalents at end of period	$6,506	$5,080

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2005 included in our Annual Report on Form 10-K.

Note 3 - Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Net income	$10,508	$3,414	$21,273	$7,754

Other comprehensive income:
Foreign currency
translation adjustment	(2,186)	1,149	(2,702)	1,322

Comprehensive income	$8,322	$4,563	$18,571	$9,076

Accumulated other comprehensive income consists of the following:

			Accumulated
	Minimum	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2005	$(10,135)	$399	$(9,736)
Foreign currency translation
adjustments	-	1,322	1,322

Balance, June 30, 2006	$(10,135)	$1,721	$(8,414)

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

During the second quarter of 2006, the shareholders approved the 2006 Stock Incentive Plan (“the 2006 Plan”). Awards under this plan may be made to any officer, director, employee, consultant or to any other individual who may perform services for the Company and its subsidiaries and affiliates selected by the committee that administers the 2006 Plan. The 2006 Plan provides for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), and other equity-based and equity-related awards (collectively, “Awards”).

We have reserved 7.7 million shares of common stock for issuance to employees and directors under four shareholder-approved share-based compensation plans (the "Plans") of which approximately 859,000 shares remain available for grant at June 30, 2006. The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant. RSUs are valued at the market value of the underlying stock on the date of grant. Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant. Stock options and SARs expire ten years from date of grant. SARs are only settled in shares of the Company’s stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Condensed Statements of Income was $771 and $1,585 for the three and six months ended June 30, 2006, respectively. This amount is included in selling and administrative expenses on the Consolidated Condensed Statements of Income. Tax related benefits of $79 and $135 were also recognized for the three and six months ended June 30, 2006. Cash received from the exercise of stock options was $13.0 million and $1.2 million for the six months ended June 30, 2005 and 2006, respectively and is reflected in cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the three and six months ended June 30, 2006 were $8.91 and $8.92, respectively. The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted for the three and six months ended June 30, 2006, respectively: risk-free interest rate of 5.17% and 5.16%; volatility factor of the expected market price of the Company's common stock of 37.90% and 37.97%; a weighted-average expected life of the option and SAR of 5.7 years; and that no dividends would be paid on common stock. The risk free interest rate is based on the option and SAR grant date for a traded zero-coupon U.S. Treasury bond with a maturity date equal to the expected life. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant. The expected life selected for options and SARs granted during the three and six months ended June 30, 2006 represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the six months ended June 30, 2006:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2005	3,085	$22.12
Granted	228	19.93
Exercised	(29)	14.66
Forfeited	(26)	25.51

Outstanding at June 30, 2006	3,258	$22.05
Exercisable at June 30, 2006	2,264	$21.24

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at June 30, 2006 was 6.4 years and 5.6 years, respectively. The aggregate intrinsic value of stock options and SARs outstanding and exercisable at June 30, 2006 was $5.2 million and $4.6 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2005 and 2006 was $11.3 million and $0.2 million, respectively.

The following table illustrates the RSU activity as of June 30, 2006, including changes during the six months ended June 30, 2006:

Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value

RSUs outstanding at December 31, 2005	-	-
Granted	91	$19.93
Vested	-	-

Outstanding at June 30, 2006	91	$19.93

As of June 30, 2006, there was $10.0 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plan which is expected to be recognized over 5.0 years (weighted average period of 1.9 years).

SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the three and six months ended June 30, 2005.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	2005	2005

Net income - as reported	$10,508	$21,273

Pro forma stock-based employee
compensation expense, net of
related income tax effect	(1,158)	(1,581)

Net income - pro forma	$9,350	$19,692

Earnings per share - as reported:

Basic	$.36	$.73
Diluted	.35	.71

Earnings per share - pro forma:

Basic	$.32	$.67
Diluted	.31	.66

Note 5 - Inventories

Inventories consist of the following:
	December 31,	June 30,
	2005	2006

Raw materials	$45,991	$44,343

Work-in-process	16,472	20,044

Finished goods	89,965	89,274

Total	$152,428	$153,661

Note 6 - Earnings per share
We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Net income	$10,508	$3,414	$21,273	$7,754

Basic - weighted average shares
outstanding	29,494	28,061	29,301	28,068

Effect of dilutive potential
securities	566	205	529	244

Diluted - weighted average
shares outstanding	30,060	28,266	29,830	28,312

Basic EPS	$.36	$.12	$.73	$.28
Diluted EPS	.35	.12	.71	.27

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.3 million for the three and six months ended June 30, 2005. Shares excluded from the calculation of diluted EPS aggregated 1.9 and 1.7 million for the three and six months ended June 30, 2006, respectively. Upon conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount. As of June 30, 2006, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes. Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 - Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

Balance as of January 1, 2006	$335,651

Adjustments to goodwill resulting from
business acquisitions finalized	436

Foreign currency translation	63

Balance as of June 30, 2006	$336,150

Goodwill associated with each of our principal operating units is as follows:

	December 31,	June 30,
	2005	2006

CONMED Electrosurgery	$16,645	$16,645

CONMED Endoscopic Technologies	46,649	46,671

CONMED Endosurgery	42,404	42,411

CONMED Linvatec	175,853	175,894

CONMED Patient Care	54,100	54,529

	$335,651	$336,150

Other intangible assets consist of the following:

	December 31, 2005		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$110,612	$(21,317)	$112,634	$(22,832)

Patents and other intangible assets	37,344	(22,581)	37,740	(23,630)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	87,344	-

	$235,300	$(43,898)	$237,718	$(46,462)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,286 and $2,564 in the three and six months ended June 30, 2006, respectively, and $1,408 and $2,868 in the three and six months ended June 30, 2005, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2006, including the six month period ended June 30, 2006 and for each of the five succeeding years is as follows:

2006	$5,288
2007	5,433
2008	5,433
2009	5,235
2010	4,855
2011	4,629

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

Changes in the carrying amount of service and product warranties for the six months ended June 30, 2006 are as follows:

Balance as of January 1, 2006	$3,416

Provision for warranties	2,629
Claims made	(2,570)

Balance as of June 30, 2006	$3,475

Note 9 - Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Service cost	$962	$1,405	$1,955	$2,810

Interest cost on projected
benefit obligation	727	827	1,478	1,654

Expected return on plan assets	(784)	(795)	(1,593)	(1,590)

Net amortization and deferral	202	298	410	596

Net periodic pension cost	$1,107	$1,735	$2,250	$3,470

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2005 that we expected to fund our pension in 2006 by an amount not to exceed $4.5 million. No pension funding was required during the three and six month periods ended June 30, 2006, however a discretionary $1.5 million pension contribution was made in the second quarter of 2006.

Note 10 - Other expense

Other expense consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Acquisition-related costs	$1,449	$962	$2,829	$1,476
Termination of product offering	429	27	949	83
Environmental settlement costs	698	-	698	-
Write-off of inventory in
settlement of a patent dispute	-	595	-	595

Other expense	$2,576	$1,584	$4,476	$2,154

On September 30, 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition”). As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities was completed during the three months ended June 30, 2006. During the three and six months ended June 30, 2005, we incurred $1.4 and $2.8 million, respectively, of acquisition-related charges associated with the Bard Endoscopic Technologies acquisition which have been recorded in other expense. These expenses principally consist of severance and other transition related charges. During the three and six months ended June 30, 2006, we incurred an additional $1.0 million and $1.5 million, respectively, of such acquisition, transition and integration related charges.

During the quarter ended December 31, 2004, we elected to terminate our surgical lights product line. We instituted a customer replacement program whereby all currently installed surgical lights have been or will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $5.8 million. Through December 31, 2005, we recorded charges totaling $3.9 million related to the surgical lights customer replacement program (including $0.4 million and $0.9 million in the three and six months ended June 30, 2005, respectively). During the three and six months ended June 30, 2006, we incurred an additional $27 and $83, respectively, in such charges. It is anticipated that the remaining $1.8 million in costs will be incurred during the remainder of 2006 as the surgical lights customer replacement program is completed.

During the quarter ended June 30, 2005, we entered into a settlement of certain environmental claims related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies. The current owner alleged that the acquired subsidiary caused environmental contamination of the property. In order to avoid litigation, the Company agreed to reimburse the owner for a certain percentage of past remediation costs, and to participate in the funding of the remediation activities. The total sum of past costs, including attorney’s fees, together with the current estimate of future costs, amounts to approximately $0.7 million and has been recorded in other expense for the three and six months ended June 30, 2005.

During the quarter ended June 30, 2006, we were notified by Dolphin Medical, Inc. (“Dolphin”), that it would discontinue its Dolphin ONE® product line as a result of an agreement between Dolphin and Masimo Corporation in which Masimo agreed to release Dolphin and its affiliates from certain patent infringement claims. We sell the Dolphin ONE® and certain other pulse oximetry products manufactured by Dolphin under a distribution agreement. As a result of the product line discontinuation, we recorded a one time $0.6 million charge to write-off on-hand inventory of the discontinued product line. We do not expect the discontinuation of Dolphin ONE® to have a material impact on our financial position, results of operations, or cash flows. This matter does not affect the majority of our pulse oximetry products and also does not affect sales of our proprietary Pro2® pulse oximetry product line.

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

The following is net sales information by product line and reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Medical Instruments and Systems	$139,169	$144,364	$281,896	$283,219
Patient Care	19,107	19,109	32,239	38,720
Total	$158,276	$163,473	$314,135	$321,939

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2006	2005	2006

Medical Instruments and Systems	$17,711	$12,281	$36,360	$23,148
Patient Care	1,903	(1,712)	3,448	(1,448)
Total operating income	19,614	10,569	39,808	21,700
Loss on early extinguishment
of debt	-	678	-	678
Interest expense	3,571	4,675	7,330	9,541
Total income before income taxes	$16,043	$5,216	$32,478	$11,481

Note 12 - Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies. These subpoenas may or may not be routine inquiries. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims or investigations, the costs associated with claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

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

In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. The discovery phase is now essentially completed. Johnson & Johnson filed a motion for summary judgment on October 21, 2005. The hearing on the motion was held on December 16, 2005. On May 2, 2006, the court issued an order denying Johnson & Johnson's motion for summary judgment. In its order, the Court found that there are genuine issues of material fact and that summary judgment was therefore not appropriate. The order does not represent a determination on the merits with respect to the Company's claims against Johnson & Johnson, but rather represents a ruling that the Company has produced sufficient evidence to warrant submitting the case to a jury.

The Court held a pre-trial conference on June 19, 2006, and has scheduled the case for a jury trial to commence on February 5, 2007. The Company believes that its claims are well-grounded in fact and law, but there can be no assurance that it will be successful in its claims in a trial before a jury.

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

Four of the named plaintiffs submitted formal ERISA claims for severance, and said claims have been forwarded to the Plan Administrator for review and action. By letter dated June 9, 2006, the Plan Administrator denied the claims, although the four named plaintiffs are permitted sixty days from their receipt of the Plan Administrator’s initial determination, or until approximately August 15, 2006 to appeal the initial decision of the Plan Administrator. Unless the four named plaintiffs are able to prevail in any appeal to the Plan Administrator, the Company believes there would be no merit to the claims asserted in the Complaint, although there can be no assurance that the Company would prevail in the litigation.

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

Note 14 - New senior credit agreement

On April 13, 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.5 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.2 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $95.5 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended and restated senior credit agreement. Initial interest rates on the term loan portion of the amended and restated credit agreement are at LIBOR plus 1.75% (7.03% at June 30, 2006) or an alternative base rate; initial interest rates on the revolving credit facility portion of the amended and restated credit agreement are at LIBOR plus 1.50% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The amended and restated credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Arthroscopy	34.6%	36.0%	34.6%	35.2%
Powered Surgical Instruments	21.4	20.4	22.1	21.0
Patient Care	12.1	11.7	12.1	12.1
Electrosurgery	14.3	14.8	13.9	14.8
Endosurgery	8.1	8.1	8.0	7.8
Endoscopic Technologies	9.5	9.0	9.3	9.1
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

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

Business Challenges

During the second half of 2005, we experienced lower than expected sales, as a result, we believe, of lower than anticipated surgical procedures. In addition, during the second half of 2005 and into the first half of 2006, we experienced significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products, particularly our disposable products, as a result of the increased cost of oil. We also experienced significant increases in in-bound and out-bound freight costs. We believe we are beginning to see a return to more normal levels in the number of surgical procedures performed as sales have increased sequentially in the first two quarters of 2006. We are also in the process of implementing limited price increases to offset the manufacturing cost increases as a result of the increases in the price of oil.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations. In December 2004, the FDA initiated an inspection of our Largo, Florida manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice which included observations related to our corrective and preventative action procedures for nonconforming products and other quality problems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter in June 2005 relating to these observations. We subsequently responded to the FDA with a plan of the corrective actions that we have taken or proposed to take. In May 2006, the FDA initiated a re-inspection of our Largo, Florida manufacturing facility to verify issues related to the June 2005 warning letter and December 2004 Form 483 observations had been corrected. No further Form 483 observations were issued by FDA during the May 2006 inspection and all previous observations were verified as complete. We will continue implementing and monitoring continuous improvement activities through our Company-wide quality systems initiative. However, there can be no assurance that the actions undertaken by the Company will ensure that we will not receive an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2005 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the second quarter of 2006.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.7 million at June 30, 2006 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions, including most recently, the Bard Endoscopic Technologies acquisition in September 2004. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $336.2 million and other intangible assets of $191.3 million at June 30, 2006.

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

Based on these and other factors, pension expense for the year-ended December 31, 2006 is estimated at approximately $6.9 million as compared to $5.6 million in 2005. Actual expense may vary significantly from this estimate. For the six month period ended June 30, 2006 we recorded $3.5 million in pension expense.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $21.7 million at June 30, 2006. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States. We face audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax returns examination by the Internal Revenue Service (“IRS”) for calendar years 2001 through 2003 was settled in the first quarter of 2006. As a result of the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2003. The net effect of these adjustments and the settlement was a $0.5 million reduction in income tax expense in the first quarter of 2006.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.1	52.4	48.2	51.6
Gross profit	51.9	47.6	51.8	48.4
Selling and administrative expense	33.8	35.5	33.8	36.2
Research and development expense	4.0	4.6	3.9	4.8
Other expense	1.6	1.4	1.4	0.9
Income from operations	12.4	6.1	12.7	6.5
Interest expense	2.3	2.9	2.3	2.9
Income before income taxes	10.1	3.2	10.3	3.6
Provision for income taxes	3.5	1.1	3.6	1.2
Net income	6.6%	2.1%	6.8%	2.4%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Sales for the quarter ended June 30, 2006 were $163.5 million, an increase of $5.2 million (3.3%) compared to sales of $158.3 million in the same period a year ago. Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $1.1 million.

Arthroscopy sales increased $4.0 million (7.3%) in the quarter ended June 30, 2006 to $58.8 million from $54.8 million in the same period a year ago, principally as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

Powered surgical instrument sales decreased $0.6 million (1.8%) in the quarter ended June 30, 2006 to $33.3 million from $33.9 million in the same period a year ago, principally as a result of decreased sales of our small bone and specialty powered instrument products.

Patient care sales remained flat with a $0.1 million (0.5%) increase in the quarter ended June 30, 2006 to $19.2 million from $19.1 million in the same period a year ago, principally as a result of increased sales of our pulse oximetry products.

Electrosurgery sales increased $1.6 million (7.1%) in the quarter ended June 30, 2006 to $24.2 million from $22.6 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generator and ground pads.

Endosurgery sales increased $0.4 million (3.1%) in the quarter ended June 30, 2006 to $13.3 million from $12.9 million in the same period a year ago. This increase is principally a result of increased sales of our hand held instruments.

Endoscopic Technologies sales decreased $0.3 million (2.0%) in the quarter ended June 30, 2006 from $15.0 million to $14.7 million in the same period a year ago. This decrease is principally due to decreased sales in our forceps products as a result of increased competition and pricing pressures.

Cost of sales increased to $85.7 million in the quarter ended June 30, 2006 as compared to $76.2 million in the same period a year ago on increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased to 47.6% in the quarter ended June 30, 2006 as compared to 51.9% in the same period a year ago as a result of significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products and higher spending related to quality assurance.

Selling and administrative expense increased to $58.1 million in the quarter ended June 30, 2006 as compared to $53.6 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 35.5% in the quarter ended June 30, 2006 as compared to 33.8% in the same period a year ago. This increase of 1.7 percentage points is primarily attributable to expensing stock options and other share-based payments in 2006 (0.5 percentage points) due to the requirements under the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see Note 4 to the Consolidated Condensed Financial Statements); higher pension costs (0.3 percentage points) due primarily as a result of changes in actuarial assumptions (see “Pension Plan” section of “Critical Accounting Estimates” above); increased spending on corporate quality systems and management (0.2 percentage points) to ensure we continue to maintain appropriate regulatory compliance; other increases in selling and administrative costs (0.7 percentage points) including the Johnson & Johnson litigation (see Note 12 to the Consolidated Condensed Financial Statements).

Research and development expense totaled $7.5 million in the quarter ended June 30, 2006 as compared to $6.4 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.6% in the quarter ended June 30, 2006, as compared to 4.0% in the same period a year ago. This increase of 0.6 percentage points reflects an increased emphasis on new product development across all of our product lines with the most significant increases occurring in the areas of arthroscopy and powered instruments as well as endoscopic technologies.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended June 30, 2006 consisted of $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute and $1.0 million in Bard Endosocopic Technologies acquisition-related costs. In the quarter ended June 30, 2005, other expense consisted of $0.7 million in environmental settlement costs, $0.4 million in charges related to the termination of a product line, and $1.4 million in Bard Endosocopic Technologies acquisition-related costs.

As discussed in Note 14 to the Consolidated Condensed Financial Statements, in the three months ended June 30, 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.

Interest expense in the quarter ended June 30, 2006 was $4.7 million compared to $3.6 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the quarter ended June 30, 2006 as compared to the same period a year ago coupled with increased interest rates on our variable rate debt obligations. The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 5.47% in the quarter ended June 30, 2006 as compared to 4.34% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 34.5% for the quarter ended June 30, 2006 consistent with the 34.5% recorded in the same period a year ago. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2005, Note 7 to the Consolidated Financial Statements.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Sales for the six months ended June 30, 2006 were $321.9 million, an increase of $7.8 million (2.5%) compared to sales of $314.1 million in the same period a year ago. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) reduced sales by approximately $0.2 million.

Arthroscopy sales increased $4.7 million (4.3%) in the six months ended June 30, 2006 to $113.5 million from $108.8 million in the same period a year ago, principally as a result of increased sales of our resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

Powered surgical instrument sales decreased $1.9 million (2.7%) in the six months ended June 30, 2006 to $67.5 million from $69.4 million in the same period a year ago, principally as a result of decreased sales of large bone handpieces.

Patient care sales increased $0.8 million (2.1%) in the six months ended June 30, 2006 to $38.8 million from $38.0 million in the same period a year ago, principally as a result of increased sales of defibrillator pads and ECG electrode products.

Electrosurgery sales increased $4.0 million (9.2%) in the six months ended June 30, 2006 to $47.5 million from $43.5 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generator, UltraClean products and ground pads.

Endosurgery sales remained flat at $25.2 million in the six months ended June 30, 2006 and 2005 as increased sales of hand held instruments and various laparoscopic instrument products and systems were offset by decreased sales of trocars.

Endoscopic Technologies sales remained flat with a $0.2 million (0.7%) increase in the six months ended June 30, 2006 to $29.4 million from $29.2 million in the same period a year ago. Increased sales of pulmonary products were offset by decreased sales of our foreceps and hemostasis products.

Cost of sales increased $14.8 million in the six months ended 2006 to $166.3 million from $151.5 million in the same period a year ago on increased sales volumes in each of our principal product lines as described above. Gross profit margins decreased 3.4% in the six months ended June 30, 2006 to 48.4% from 51.8% in the same period a year ago as a result of significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products and higher spending related to quality assurance.

Selling and administrative expense increased $10.4 million in the six months ended June 30, 2006 to $116.5 million from $106.1 million in the same period a year ago. As a percentage of sales, selling and administrative expense was 36.2% in the six months ended June 30, 2006 as compared to 33.8% in the same period a year ago. This increase of 2.4 percentage points is primarily attributable to expensing stock options and other share-based payments in 2006 (0.5 percentage points) due to the requirements under the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see Note 4 to the Consolidated Condensed Financial Statements); increased administrative expenses associated with higher distribution costs (0.3 percentage points) due in part to higher petroleum prices; higher pension costs (0.3 percentage points) due primarily as a result of changes in actuarial assumptions (see “Pension Plan” section of “Critical Accounting Estimates” above); increased spending on corporate quality systems and management (0.1 percentage points) to ensure we continue to maintain appropriate regulatory compliance; other increases in selling and administrative costs (1.2 percentage points) including the Johnson & Johnson litigation (see Note 12 to the Consolidated Condensed Financial Statements).

Research and development expense totaled $15.3 million in the six months ended June 30, 2006 as compared to $12.2 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.8% in the six months ended June 30, 2006, as compared to 3.9% in the same period a year ago. This increase of 0.9 percentage points reflects an increased emphasis on new product development across all of our product lines with the most significant increases occurring in the areas of arthroscopy and powered instruments as well as endoscopic technologies.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the six months ended June 30, 2006 consisted of $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute, $0.1 million in charges related to the termination of a product line and $1.5 million in Bard Endosocopic Technologies acquisition-related costs. In the six months ended June 30, 2005, other expense consisted of $0.7 million in environmental settlement costs, $0.9 million in charges related to the termination of a product line, and $2.8 million in Bard Endosocopic Technologies acquisition-related costs.

As discussed in Note 14 to the Consolidated Condensed Financial Statements, in the six months ended June 30, 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.

Interest expense in the six months ended June 30, 2006 was $9.5 million compared to $7.3 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the six months ended June 30, 2006 as compared to the same period a year ago coupled with increased interest rates on our variable rate debt obligations. The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 5.40% in the six months ended June 30, 2006 as compared to 4.37% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 32.5% for the six months ended June 30, 2006 and 34.5% for the same period a year ago. The effective rate for the six months ended June 30, 2006 is lower than that recorded in the same period a year ago and the United States statutory rate of 35.0% as a result of the settlement in the first quarter of 2006 of the 2001 through 2003 IRS income tax return examinations. Due to the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2003. The net effect of these adjustments and the settlement was a reduction in income tax expense of $0.5 million. This favorable adjustment offset unfavorable tax effects caused by the adoption of SFAS 123(R). A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2005, Note 7 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $193.9 million at June 30, 2006. Net cash provided by operating activities was $27.5 million in the six months ended June 30, 2006 and $29.9 million in the same period a year ago.

Net cash provided by operating activities declined $2.4 million in 2006 as compared to 2005 on a $13.5 million decline in net income as the rate of growth in inventories declined by $12.2 million compared with the same period a year ago resulting in lower overall growth in working capital. The decline in inventory growth is due to the build-up of inventories in the 2005 period associated with the transition in manufacturing of the product lines acquired as a result of the Bard Endoscopic Technologies acquisition.

Improved inventory management and collections performance on our accounts receivable contributed toward offsetting the negative operating cash flow impact associated with the decrease in accounts payable compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2006 consisted of capital expenditures, the sale of an equity investment and the purchase of a distributor’s business. Capital expenditures were $10.2 million and $8.1 million for the six months ended June 30, 2006 and 2005, respectively. The increase in capital expenditures in the six months ended June 30, 2006 as compared to the same period a year ago is primarily due to the ongoing expansion of our manufacturing and distribution capacity as a result of the Bard Endoscopic Technologies acquisition and other infrastructure and technology upgrades. The sale of the equity investment resulted in proceeds of $1.2 million. The purchase of a distributor’s business resulted in a $2.0 million payment.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2006 consisted primarily of the following: $1.2 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan; $7.8 million used to repurchase our common stock under our Board of Directors approved stock repurchase program; $98.5 million in repayments of term borrowings under our senior credit agreement; $43.0 million in repayments under the revolving credit facility of our senior credit agreement and $1.3 million in payments related to the issuance of long-term debt. These payments were offset by proceeds of $135.0 million from the term loan portion of our amended and restated senior credit agreement as described below.

 On April 13, 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "senior credit agreement"). The senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. The proceeds of the term loan portion of the senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility as of such date under the then existing senior credit agreement.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $95.5 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement. Initial interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.75% (7.03% at June 30, 2006) or an alternative base rate; initial interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.50% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

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

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $6.1 million and $9.2 million, respectively, at June 30, 2006. These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year. We repurchased $7.8 million under the share repurchase program during the six months ended June 30, 2006. We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of June 30, 2006, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $1.1 million in the six months ended June 30, 2006 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100.0 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 21, 2005 whereby it was extended for an additional year under substantially the same terms and conditions.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and six month periods ended June 30, 2006. Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2005 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.   Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2006. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Issuer Purchase of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Approximate
			Shares Purchased as	Dollar Value of
	(a) Total Number	(b) Average	Part of Publicly	Shares that May Yet
	Of Shares	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Share[1]	Programs[2]	the Program

April 1, 2006 -
April 30, 2006	-	$-	-	$51,219,000

May 1, 2006 -
May 31, 2006	-	-	-	51,219,000

June 1, 2006 -
June 30, 2006	233,481	19.02	233,481	46,778,000

Total	233,481	$19.02	233,481

_______________________
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

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations. (See additional discussion under “Liquidity and Capital Resources”).

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of CONMED Corporation was held on May 16, 2006 (the “Annual Meeting”). Holders of Common Stock were entitled to elect seven directors. On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held. Proxies for 26,986,074 of the 28,086,192 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the seven persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders following the end of the Company’s fiscal year ending December 31, 2006 and the number of votes cast for, against or withheld with respect to each person.

Election of Directors

Director	Votes Received	Votes Withheld

Eugene R. Corasanti	26,344,778	641,296
Joseph J. Corasanti	26,364,467	621,607
Bruce F. Daniels	26,029,632	956,442
Jo Ann Golden	26,754,309	231,765
Stephen Mandia	26,602,280	383,794
William D. Matthews	26,599,436	386,638
Stuart J. Schwartz	26,754,306	231,768

Management Proposals	For	Against	Abstain	Broker Non-votes
Approval of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006;	26,353,842	582,040	50,191	-

Approval of 2006 Stock Incentive Plan	16,673,795	7,149,111	344,969	2,818,199

Item 6. Exhibits

Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Eugene R. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Eugene R. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: August 7, 2006

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