Form 10-Q
period 2006-09-30
CONMED CORP
filed 2006-11-08
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
September 30, 2006

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
Yes ☐No ☒

The number of shares outstanding of registrant's common stock, as of November 2, 2006 is 27,964,403 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I FINANCIAL INFORMATION

PART I     FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Net sales	$149,970	$154,981	$464,105	$476,920

Cost of sales	74,016	80,250	225,552	246,515

Gross profit	75,954	74,731	238,553	230,405

Selling and administrative expense.	52,649	56,219	158,740	172,716

Research and development expense	6,409	7,262	18,633	22,585

Other expense	779	2,066	5,255	4,220

	59,837	65,547	182,628	199,521

Income from operations	16,117	9,184	55,925	30,884

Loss on early extinguishment of
debt	-	-	-	678

Interest expense	4,034	4,962	11,364	14,503

Income before income taxes	12,083	4,222	44,561	15,703

Provision for income taxes	4,169	890	15,374	4,617

Net income	$7,914	$3,332	$29,187	$11,086

Per share data:

Net income
Basic	$.27	$.12	$.99	$.40
Diluted	.26	.12	.98	.39

Weighted average common shares
Basic	29,470	27,888	29,358	27,999
Diluted	29,951	28,134	29,853	28,241

Index

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,454	$13,492
Accounts receivable, net	83,327	83,007
Inventories	152,428	154,701
Deferred income taxes	12,887	11,197
Prepaid expenses and other current assets	3,419	3,782
Total current assets	255,515	266,179
Property, plant and equipment, net	104,224	112,441
Goodwill	335,651	336,162
Other intangible assets, net	191,402	190,982
Other assets	16,991	14,036
Total assets	$903,783	$919,800

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,208	$3,053
Accounts payable	31,084	34,545
Accrued compensation and benefits	12,461	14,609
Income taxes payable	4,706	2,593
Accrued interest	1,095	1,939
Other current liabilities	8,578	11,144
Total current liabilities	62,132	67,883

Long-term debt	302,643	296,753
Deferred income taxes	62,554	65,678
Other long-term liabilities	23,448	26,486
Total liabilities	450,777	456,800

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,137,119 and
31,255,620 shares issued in 2005 and 2006,
respectively	311	313
Paid-in capital	278,281	282,853
Retained earnings	259,932	271,018
Accumulated other comprehensive income (loss)	(9,736)	(7,554)
Less 2,944,905 and 3,321,545 shares of common stock in
treasury, at cost in 2005 and 2006, respectively	(75,782)	(83,630)
Total shareholders’ equity	453,006	463,000
Total liabilities and shareholders’ equity	$903,783	$919,800

Index

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2005	2006
Cash flows from operating activities:
Net income	$29,187	$11,086
Adjustments to reconcile net income,
to net cash provided by operating activities:
Depreciation	9,303	8,591
Amortization	13,621	13,704
Stock-based compensation	-	2,599
Deferred income taxes	11,010	4,670
Income tax benefit of stock option exercises	4,685	102
Excess tax benefits from stock-based
compensation	-	(102)
Loss on extinguishment of debt	-	203
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable	(6,000)	(3,000)
Accounts receivable	(1,165)	3,320
Inventories	(31,112)	(9,975)
Accounts payable	11,945	4,065
Income taxes payable	(3,542)	(1,979)
Accrued compensation and benefits	(1,123)	2,148
Accrued interest	1,067	844
Other assets	(3,369)	(1,083)
Other liabilities	4,285	5,604
	9,605	29,711
Net cash provided by operating activities	38,792	40,797

Cash flows from investing activities:
Purchases of property, plant, and equipment	(12,233)	(16,738)
Proceeds from sale of equity investment	-	1,205
Payments related to business acquisitions	(364)	(2,463)
Net cash used in investing activities	(12,597)	(17,996)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	16,576	2,103
Excess tax benefits from stock-based compensation	-	102
Repurchase of common stock	(12,750)	(7,848)
Payments on senior credit agreement	(29,270)	(141,822)
Proceeds of senior credit agreement	6,000	135,000
Payments on mortgage notes	(181)	(223)
Payments related to issuance of long-term debt	(157)	(1,260)
Net change in cash overdrafts	(5,438)	(604)
Net cash used in financing activities	(25,220)	(14,552)

Effect of exchange rate changes
on cash and cash equivalents	(3,246)	1,789

Net increase in cash and cash equivalents	(2,271)	10,038

Cash and cash equivalents at beginning of period	4,189	3,454

Cash and cash equivalents at end of period	$1,918	$13,492

Index

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2005 included in our Annual Report on Form 10-K.

Index

Note 3 - Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Net income	$7,914	$3,332	$29,187	$11,086

Other comprehensive income:
Foreign currency
translation adjustment	(21)	860	(2,723)	2,182

Comprehensive income	$7,893	$4,192	$26,464	$13,268

Accumulated other comprehensive income consists of the following:

			Accumulated
	Minimum	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2005	$(10,135)	$399	$(9,736)

Foreign currency translation
adjustments	-	2,182	2,182

Balance, September 30, 2006	$(10,135)	$2,581	$(7,554)

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

Index

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

We have reserved 7.7 million shares of common stock for issuance to employees and directors under four shareholder-approved share-based compensation plans (the "Plans") of which approximately 819,000 shares remain available for grant at September 30, 2006. The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant. RSUs are valued at the market value of the underlying stock on the date of grant. Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant. Stock options and SARs expire ten years from date of grant. SARs are only settled in shares of the Company’s stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Condensed Statements of Income was $1.0 million and $2.6 million for the three and nine months ended September 30, 2006, respectively. This amount is included in selling and administrative expenses on the Consolidated Condensed Statements of Income. Tax related benefits of $149 and $284 were also recognized for the three and nine months ended September 30, 2006. Cash received from the exercise of stock options was $15.5 million and $1.1 million for the nine months ended September 30, 2005 and 2006, respectively and is reflected in cash flows from financing activities in the Consolidated Condensed Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the three and nine months ended September 30, 2006 were $8.56 and $8.91, respectively. The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted for the three and nine months ended September 30, 2006, respectively: risk-free interest rate of 4.75% and 5.16%; volatility factor of the expected market price of the Company's common stock of 36.99% and 37.96%; a weighted-average expected life of the option and SAR of 5.7 years; and that no dividends would be paid on common stock. The risk free interest rate is based on the option and SAR grant date for a traded zero-coupon U.S. Treasury bond with a maturity date equal to the expected life. Expected volatilities are based upon

Index

historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant. The expected life selected for options and SARs granted during the three and nine months ended September 30, 2006 represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the nine months ended September 30, 2006:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2005	3,085	$22.12
Granted	253	19.92
Exercised	(73)	15.28
Forfeited	(69)	23.29

Outstanding at September 30, 2006	3,196	$22.11
Exercisable at September 30, 2006	2,253	$21.42

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at September 30, 2006 was 6.2 years and 5.4 years, respectively. The aggregate intrinsic value of stock options and SARs outstanding and exercisable at September 30, 2006 was $5.6 million and $4.8 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2005 and 2006 was $12.7 million and $0.3 million, respectively.

The following table illustrates the RSU activity as of September 30, 2006, including changes during the nine months ended September 30, 2006:

		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value

RSUs outstanding at December 31, 2005	-	-
Granted	124	$19.89
Vested	-
Forfeited	(1)	19.93

Outstanding at September 30, 2006	123	$19.89

As of September 30, 2006, there was $9.8 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plan which is expected to be recognized over 5.0 years (weighted average period of 1.8 years).

SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the three and nine months ended September 30, 2005.

Index

	Three months ended	Nine months ended
	September 30,2005	September 30,2005

Net income - as reported	$7,914	$29,187

Pro forma stock-based employee
compensation expense, net of
related income tax effect	(1,251)	(2,832)

Net income - pro forma	$6,663	$26,355

Earnings per share - as reported:

Basic	$.27	$.99
Diluted	.26	.98

Earnings per share - pro forma:

Basic	$.23	$.90
Diluted	.22	.88

Note 5 - Inventories

Inventories consist of the following:
	December 31,	September 30,
	2005	2006

Raw materials	$45,991	$46,921

Work-in-process	16,472	21,044

Finished goods	89,965	86,736

Total	$152,428	$154,701

Note 6 - Earnings per share

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Net income	$7,914	$3,332	$29,187	$11,086

Basic - weighted average shares
outstanding	29,470	27,888	29,358	27,999

Effect of dilutive potential
securities	481	246	495	242

Diluted - weighted average
shares outstanding	29,951	28,134	29,853	28,241

Basic EPS	$.27	$.12	$.99	$.40
Diluted EPS	.26	.12	.98	.39

Index

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.5 million and 0.3 million for the three and nine months ended September 30, 2005. Shares excluded from the calculation of diluted EPS aggregated 1.7 million for both the three and nine months ended September 30, 2006, respectively. Upon conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount. As of September 30, 2006, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes. Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 - Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

Balance as of January 1, 2006	$335,651

Adjustments to goodwill resulting from
business acquisitions finalized	442

Foreign currency translation	69

Balance as of September 30, 2006	$336,162

Goodwill associated with each of our principal operating units is as follows:

	December 31,	September 30,
	2005	2006

CONMED Electrosurgery	$16,645	$16,645

CONMED Endoscopic Technologies	46,649	46,675

CONMED Endosurgery	42,404	42,416

CONMED Linvatec	175,853	175,896

CONMED Patient Care	54,100	54,530

	$335,651	$336,162

Index

Other intangible assets consist of the following:

	December 31, 2005		September 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$110,612	$(21,317)	$112,759	$(23,665)

Patents and other intangible assets	37,344	(22,581)	38,707	(24,163)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	87,344	-

	$235,300	$(43,898)	$238,810	$(47,828)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,289 and $3,853 in the three and nine months ended September 30, 2006, respectively, and $1,431 and $4,299 in the three and nine months ended September 30, 2005, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2006, including the nine month period ended September 30, 2006 and for each of the five succeeding years is as follows:

2006	$5,309
2007	5,463
2008	5,463
2009	5,354
2010	4,889
2011	4,693

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

Index

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, 2006 are as follows:

Balance as of January 1, 2006	$3,416

Provision for warranties	4,250
Claims made	(4,112)

Balance as of September 30, 2006	$3,554

Note 9 - Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Service cost	$1,562	$1,391	$3,377	$4,175

Interest cost on projected
benefit obligation	920	742	1,988	2,228

Expected return on plan assets	(884)	(687)	(1,911)	(2,066)

Net amortization and deferral	338	312	732	937

Net periodic pension cost	$1,936	$1,758	$4,186	$5,274

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2005 that we expected to fund our pension in 2006 by an amount not to exceed $5.0 million. No pension funding was required during the three and nine month periods ended September 30, 2006, however a discretionary $3.0 million pension contribution was made during the first nine months of 2006.

Note 10 - Other expense

Other expense consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Acquisition-related costs	$659	$628	$3,488	$2,104
Termination of product offering	120	1,009	1,069	1,092
Environmental settlement costs	-	-	698	-
Write-off of inventory in
settlement of a patent dispute	-	-	-	595
Closure of manufacturing facility	-	429	-	429
Other expense	$779	$2,066	$5,255	$4,220

Index

On September 30, 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Bard Endoscopic Technologies acquisition”). As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities was completed during the three months ended June 30, 2006. During the three and nine months ended September 30, 2005, we incurred $0.7 million and $3.5 million, respectively, of acquisition-related charges associated with the Bard Endoscopic Technologies acquisition which have been recorded in other expense. These expenses principally consist of severance and other transition related charges. During the three and nine months ended September 30, 2006, we incurred an additional $0.6 million and $2.1 million, respectively, of such acquisition, transition and integration related charges.

During the quarter ended December 31, 2004, we elected to terminate our surgical lights product line. We instituted a customer replacement program whereby all currently installed surgical lights have been or will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $5.8 million. Through December 31, 2005, we recorded charges totaling $3.9 million related to the surgical lights customer replacement program (including $0.1 million and $1.1 million in the three and nine months ended September 30, 2005, respectively). During the three and nine months ended September 30, 2006, we incurred an additional $1.0 million and $1.1 million, respectively, in such charges. It is anticipated that the remaining $0.8 million in costs will be incurred during the remainder of 2006 as the surgical lights customer replacement program is completed.

During the quarter ended June 30, 2005, we entered into a settlement of certain environmental claims related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies. The current owner alleged that the acquired subsidiary caused environmental contamination of the property. In order to avoid litigation, the Company agreed to reimburse the owner for a certain percentage of past remediation costs, and to participate in the funding of the remediation activities. The total sum of past costs, including attorney’s fees, together with the current estimate of future costs, amounts to approximately $0.7 million and has been recorded in other expense for the nine months ended September 30, 2005. We believe any future costs incurred in excess of amounts already expensed would be covered by insurance.

During the quarter ended June 30, 2006, we were notified by Dolphin Medical, Inc. (“Dolphin”), that it would discontinue its Dolphin ONE® product line as a result of an agreement between Dolphin and Masimo Corporation in which Masimo agreed to release Dolphin and its affiliates from certain patent infringement claims. We sell the Dolphin ONE® and certain other pulse oximetry products manufactured by Dolphin under a distribution agreement. As a result of the product line discontinuation, we recorded a $0.6 million charge to other expense to write-off on-hand inventory of the discontinued product line. We do not expect the discontinuation of Dolphin ONE® to have a material impact on our financial position, results of operations, or cash flows. This matter does not affect the majority of our pulse oximetry products and also does not affect sales of our proprietary Pro2® pulse oximetry product line.

Index

During the quarter ended September 30, 2006, we elected to close our facility in Montreal, Canada which manufactured products for our CONMED Linvatec line of integrated operating room systems and equipment. The products which had been manufactured in the Montreal facility will now largely be purchased from a third party vendor. The closing of this facility is scheduled to be completed during the first quarter of 2007. We estimate the total cost of the closure to be in the range of $3.0 million to $4.0 million. During the quarter, we incurred $0.4 million in costs associated with this closure, consisting primarily of severance expense, which we have recorded in other expense. It is anticipated the remaining costs will be incurred during the remainder of 2006 and the first quarter of 2007 and will consist of severance, lease and other closure-related costs.

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

The following is net sales information by product line and reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Medical Instruments and Systems	$131,204	$136,636	$407,325	$419,855
Patient Care	18,766	18,345	56,780	57,065
Total	$149,970	$154,981	$464,105	$476,920

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

Index

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006

Medical Instruments and Systems	$14,335	$8,845	$50,695	$31,993
Patient Care	1,782	339	5,230	(1,109)
Total operating income	16,117	9,184	55,925	30,884
Loss on early extinguishment
of debt	-	-	-	678
Interest expense	4,034	4,962	11,364	14,503
Total income before income taxes	$12,083	$4,222	$44,561	$15,703

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

Index

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

The Court held a pre-trial conference on June 19, 2006, and has scheduled the case for a jury trial to commence on February 5, 2007, although the trial date was subsequently rescheduled for April 23, 2007. The Company believes that its claims are well-grounded in fact and law, but there can be no assurance that it will be successful in its claims in a trial before a jury.

On April 7, 2006, CONMED received a copy of a complaint filed in the United States District for the Northern District of New York on behalf of a purported class of former CONMED Linvatec sales representatives. The complaint alleges that the former sales representatives were entitled to, but did not receive, severance in 2003 when CONMED Linvatec restructured its distribution channels. We believe that the maximum exposure related to this complaint is $2.5 to $3.0 million, not including any interest, fees or costs that might be awarded if the five named plaintiffs were to prevail on their own behalf as well as on behalf of all members of the purported class. CONMED Linvatec did not generally pay severance during the 2003 restructuring because the former sales representatives were offered sales positions with CONMED Linvatec’s new manufacturer’s representatives. Other than three of the five named plaintiffs in the class action, nearly all of CONMED Linvatec’s former sales representatives accepted such positions.

Four of the named plaintiffs submitted formal ERISA claims for severance, and said claims were forwarded to the Plan Administrator for review and action. By letters dated June 9, 2006, the Plan Administrator denied the claims. Although the four named plaintiffs were able to appeal the initial decision of the Plan Administrator, none of the plaintiffs submitted appeals.

On June 5, 2006, CONMED filed a motion to dismiss certain counts of the complaint. The plaintiffs opposed the motion, which was submitted for decision on July 11, 2006.

On September 29, 2006, the plaintiffs filed a motion seeking to certify a class of all former sales representatives terminated in March 2003 who did not receive severance. The Company intends to oppose certification of the class on the ground that common questions of fact do not predominate because, among other things, other than three of the five named plaintiffs, virtually all of the sales representatives terminated in March 2003 accepted positions with the new distributors and failed to seek severance benefits. The class certification motion is currently scheduled to be heard in December 2006. CONMED has also filed a motion for summary judgment, on the grounds that the plaintiffs failed to exhaust administrative remedies and on the ground that the plaintiffs were not entitled to severance under the terms of the severance plan. This motion is also scheduled to be heard in December 2006. The Company believes there would be no merit to the claims asserted in the Complaint, although there can be no assurance that the Company will prevail in the litigation.

Index

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment to FASB Statements 87, 88, 106 and 132®” (“SFAS 158”), which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are

Index

measured, is required to be the company’s fiscal year end. This Statement is effective for fiscal years ending after December 15, 2006. Based on our unfunded obligation as of December 31, 2005, the adoption of SFAS 158 would increase total liabilities by approximately $6.5 million and reduce total shareowners’ equity by approximately $4.2 million. The adoption of SFAS 158 will not affect our results of operations. By the time of adoption at December 31, 2006, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which provides interpretative guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the potential impact of adopting SAB 108 on our financial statements.

In August 2006, the Pension Protection Act of 2006 (the “Pension Act”) was signed into law by President Bush. Under the Pension Act, companies will be required to fully fund the value of accrued benefits in their pension plans over a seven-year period. We are currently assessing the Pension Act and its potential impact on pension funding pending further regulations and guidance to be released by the Internal Revenue Service, Department of Labor and Department of Treasury.

Note 14 - New senior credit agreement

On April 13, 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.2 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.5 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $95.5 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the amended and restated senior credit agreement. Interest rates on the term loan portion of the amended and restated credit agreement are at LIBOR plus 2.00% (7.33% at September 30, 2006) or an alternative base rate; interest rates on the revolving credit facility portion of the amended and restated credit agreement are at LIBOR plus 2.00% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

Index

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

Index

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

Index

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines. These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006

Arthroscopy	33.5%	35.4%	34.3%	35.3%
Powered Surgical Instruments	20.3	21.4	21.5	21.1
Patient Care	12.5	11.8	12.2	12.0
Electrosurgery	14.9	15.1	14.2	14.9
Endosurgery	8.6	8.1	8.2	7.9
Endoscopic Technologies	10.2	8.2	9.6	8.8
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

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

Index

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

Business Challenges

During the second half of 2005, we experienced lower than expected sales, as a result, we believe, of lower than anticipated surgical procedures. In addition, during the second half of 2005 and throughout much of 2006, we experienced significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers as well certain other commodities used in the production of many of our products. We also experienced significant increases in in-bound and out-bound freight costs as a result of the increased cost of oil. We believe we are beginning to see a return to more normal levels in the number of surgical procedures performed as sales have continued to increase throughout 2006. We also continue to implement limited price increases to offset increased manufacturing costs associated with higher raw material costs.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations. We continue implementing and monitoring our Company-wide quality systems improvement initiative. However, there can be no assurance that the actions undertaken by the Company will ensure that we will not receive an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2005 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below

Index

and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the third quarter of 2006.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.7 million at September 30, 2006 is adequate to provide for probable losses resulting from accounts receivable.

Inventory Reserves

We maintain reserves for excess and obsolete inventory resulting from the inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an on-going basis. Such marketplace changes may result in

Index

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

Business Acquisitions

We have a history of growth through acquisitions, including most recently, the Bard Endoscopic Technologies acquisition in September 2004. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $336.2 million and other intangible assets of $191.0 million at September 30, 2006.

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

Index

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

Based on these and other factors, pension expense for the year-ended December 31, 2006 is estimated at approximately $6.9 million as compared to $5.6 million in 2005. For the nine month period ended September 30, 2006 we recorded $5.3 million in pension expense.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $21.7 million at September 30, 2006. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

During the third quarter of 2006, we filed our United States federal income tax return for 2005. As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit. The net effect of these adjustments was a $0.6 million reduction in income tax expense in the third quarter of 2006.

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

Index

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.4	51.8	48.6	51.7
Gross profit	50.6	48.2	51.4	48.3
Selling and administrative expense	35.1	36.3	34.2	36.2
Research and development expense	4.3	4.7	4.0	4.7
Other expense	0.5	1.3	1.1	0.9
Income from operations	10.7	5.9	12.1	6.5
Loss on early extinguishment of debt	0.0	0.0	0.0	0.1
Interest expense	2.7	3.2	2.4	3.0
Income before income taxes	8.0	2.7	9.7	3.4
Provision for income taxes	2.8	0.6	3.3	1.0
Net income	5.2%	2.1%	6.4%	2.4%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Sales for the quarter ended September 30, 2006 were $155.0 million, an increase of $5.0 million (3.3%) compared to sales of $150.0 million in the same period a year ago. Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $1.8 million.

Arthroscopy sales increased $4.6 million (9.2%) in the quarter ended September 30, 2006 to $54.8 million from $50.2 million in the same period a year ago, principally as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

Powered surgical instrument sales increased $2.7 million (8.9%) in the quarter ended September 30, 2006 to $33.2 million from $30.5 million in the same period a year ago, principally as a result of increased sales of our large bone and small bone handpieces.

Patient care sales decreased $0.5 million (2.7%) in the quarter ended September 30, 2006 to $18.3 million from $18.8 million in the same period a year ago, principally as a result of decreased sales of our ECG electrodes.

Electrosurgery sales increased $1.0 million (4.5%) in the quarter ended September 30, 2006 to $23.4 million from $22.4 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generators.

Endosurgery sales decreased $0.3 million (2.3%) in the quarter ended September 30, 2006 to $12.6 million from $12.9 million in the same period a year ago. This

Index

decrease is principally a result of decreased sales of our clip appliers principally as a result of reduced sales to certain international distributors.

Endoscopic Technologies sales decreased $2.5 million (16.4%) in the quarter ended September 30, 2006 from $15.2 million to $12.7 million in the same period a year ago. This decrease is principally due to lower sales in our forceps products as a result of increased competition and pricing pressures as well as production issues at a contract assembly operation in Juarez, Mexico. In addition, we incurred lower sales as a result of the discontinuation of our agreement with Xillix Technologies Corporation to distribute its Onco-LIFE™ product.

Cost of sales increased to $80.3 million in the quarter ended September 30, 2006 as compared to $74.0 million in the same period a year ago on overall increased sales volumes as described above. Gross profit margins decreased to 48.2% in the quarter ended September 30, 2006 as compared to 50.6% in the same period a year ago as a result of significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products and higher spending related to quality assurance. In addition we experienced higher costs associated with the start-up of production of many of the Endoscopic Technologies product lines.

Selling and administrative expense increased to $56.2 million in the quarter ended September 30, 2006 as compared to $52.6 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 36.3% in the quarter ended September 30, 2006 as compared to 35.1% in the same period a year ago. This increase of 1.2 percentage points is primarily attributable to expensing stock options and other share-based payments in 2006 (0.6 percentage points) due to the requirements under the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see Note 4 to the Consolidated Condensed Financial Statements) and increased administrative expenses associated with higher distribution costs (0.6 percentage points).

Research and development expense totaled $7.3 million in the quarter ended September 30, 2006 as compared to $6.4 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.7% in the quarter ended September 30, 2006, as compared to 4.3% in the same period a year ago. This increase of 0.4 percentage points reflects an increased emphasis on new product development across all of our product lines with the most significant increases occurring in the areas of arthroscopy and powered instruments.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended September 30, 2006 consisted of $0.4 million in costs related to severance payments due to the closing of a manufacturing plant, $1.0 million in charges related to the termination of a product line, and $0.6 million in Bard Endosocopic Technologies acquisition-related costs. In the quarter ended September 30, 2005, other expense consisted of $0.1 million in charges related to the termination of a product line and $0.7 million in Bard Endosocopic Technologies acquisition-related costs.

Interest expense in the quarter ended September 30, 2006 was $5.0 million compared to $4.0 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the quarter ended September 30, 2006 as compared to the same period a year ago coupled with increased interest rates on our variable rate debt obligations. The weighted

Index

average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 5.68% in the quarter ended September 30, 2006 as compared to 4.61% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 21.1% for the quarter ended September 30, 2006 compared with 34.5% recorded in the same period a year ago. During the third quarter of 2006, we filed our United States federal income tax return for 2005. As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit. The net effect of these adjustments was a $0.6 million reduction in income tax expense in the third quarter of 2006 resulting in a lower effective tax rate in the third quarter of 2006 as compared to the same period a year ago. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2005, Note 7 to the Consolidated Financial Statements.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Sales for the nine months ended September 30, 2006 were $476.9 million, an increase of $12.8 million (2.8%) compared to sales of $464.1 million in the same period a year ago. Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $1.6 million.

Arthroscopy sales increased $9.3 million (5.8%) in the nine months ended September 30, 2006 to $168.3 million from $159.0 million in the same period a year ago, principally as a result of increased sales of our resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

Powered surgical instrument sales increased $0.8 million (0.8%) in the nine months ended September 30, 2006 to $100.7 million from $99.9 million in the same period a year ago, principally as a result of increased sales of small bone and large bone powered instrument products offset by decreased sales of our specialty powered instrument products.

Patient care sales remained flat with a $0.3 million (0.5%) increase in the nine months ended September 30, 2006 to $57.1 million from $56.8 million in the same period a year ago, principally as a result of increased sales of defibrillator pads.

Electrosurgery sales increased $5.0 million (7.6%) in the nine months ended September 30, 2006 to $70.9 million from $65.9 million in the same period a year ago, principally as a result of increased sales of our System 5000™ electrosurgical generator and UltraClean™ products.

Endosurgery sales remained flat with a $0.3 million (0.8%) decrease in the nine months ended September 30, 2006 to $37.8 million from $38.1 million. The decrease is primarily driven by lower sales of trocars and clip appliers principally as a result of reduced sales to certain international distributors. This decrease was offset by increased sales of electrodes.

Index

Endoscopic Technologies sales decreased $2.3 million (5.2%) in the nine months ended September 30, 2006 to $42.1 million from $44.4 million in the same period a year ago primarily due to decreased sales in our forceps products as a result of increased competition, pricing pressures and production issues at a contract assembly operation in Juarez, Mexico.

Cost of sales increased $20.9 million in the nine months ended 2006 to $246.5 million from $225.6 million in the same period a year ago on overall increased sales volumes as described above. Gross profit margins decreased 3.1% in the nine months ended September 30, 2006 to 48.3% from 51.4% in the same period a year ago as a result of significant cost increases with respect to petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products and higher spending related to quality assurance. In addition we experienced higher costs associated with the start-up of production of many of the Endoscopic Technologies product lines.

Selling and administrative expense increased $14.0 million in the nine months ended September 30, 2006 to $172.7 million from $158.7 million in the same period a year ago. As a percentage of sales, selling and administrative expense was 36.2% in the nine months ended September 30, 2006 as compared to 34.2% in the same period a year ago. This increase of 2.0 percentage points is primarily attributable to expensing stock options and other share-based payments in 2006 (0.5 percentage points) due to the requirements under the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see Note 4 to the Consolidated Condensed Financial Statements); increased administrative expenses associated with higher distribution costs (0.4 percentage points) due in part to higher petroleum prices; higher pension costs (0.2 percentage points) due primarily as a result of a decrease in the pension discount rate (see “Pension Plan” section of “Critical Accounting Estimates” above); increased spending on corporate quality systems and management (0.1 percentage points) to ensure we continue to maintain appropriate regulatory compliance; and other increases in selling and administrative costs (0.9 percentage points).

Research and development expense totaled $22.6 million in the nine months ended September 30, 2006 as compared to $18.6 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.7% in the nine months ended September 30, 2006, as compared to 4.0% in the same period a year ago. This increase of 0.7 percentage points reflects an increased emphasis on new product development across all of our product lines with the most significant increases occurring in the areas of arthroscopy and powered instruments as well as endoscopic technologies.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2006 consisted of $0.4 million in costs related to severance payments due to the closing of a manufacturing plant; $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute; $1.1 million in charges related to the termination of a product line; and $2.1 million in Bard Endosocopic Technologies acquisition-related costs. In the nine months ended September 30, 2005, other expense consisted of $0.7 million in environmental settlement costs, $1.1 million in charges related to the termination of a product line, and $3.5 million in Bard Endosocopic Technologies acquisition-related costs.

As discussed in Note 14 to the Consolidated Condensed Financial Statements, in the nine months ended September 30, 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.

Index

Interest expense in the nine months ended September 30, 2006 was $14.5 million compared to $11.4 million in the same period a year ago. The increase in interest expense is due primarily to higher weighted average borrowings outstanding in the nine months ended September 30, 2006 as compared to the same period a year ago coupled with increased interest rates on our variable rate debt obligations. The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 5.54% in the nine months ended September 30, 2006 as compared to 4.76% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 29.4% for the nine months ended September 30, 2006 and 34.5% for the same period a year ago. The effective rate for the nine months ended September 30, 2006 is lower than that recorded in the same period a year ago and the United States statutory rate of 35.0% as a result of the settlement in the first quarter of 2006 of the 2001 through 2003 IRS income tax return examinations. Due to the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2003 resulting in a $0.5 million reduction in income tax expense. During the third quarter of 2006, we filed our United States federal income tax return for 2005. As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit resulting in a $0.6 million reduction in income tax expense. The net effect of these adjustments in the first quarter and third quarter 2006 was a $1.1 million reduction in income tax expense in the nine months ended September 30, 2006 as compared to the same period a year ago. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2005, Note 7 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $198.3 million at September 30, 2006. Net cash provided by operating activities was $40.8 million in the nine months ended September 30, 2006 and $38.8 million in the same period a year ago.

Index

  Net cash provided by operating activities increased $2.0 million in 2006 as compared to 2005 on a $18.1 million decline in net income as the rate of growth in inventories declined by $21.1 million compared with the same period a year ago resulting in lower overall growth in working capital. The decline in inventory growth is due to the build-up of inventories in the 2005 period associated with the transition in manufacturing of the product lines acquired as a result of the Bard Endoscopic Technologies acquisition.

Improved inventory management and collections performance on our accounts receivable contributed toward offsetting the negative operating cash flow impact associated with the decrease in accounts payable compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2006 consisted of capital expenditures, the sale of an equity investment and the purchase of a distributor’s business. Capital expenditures were $16.7 million and $12.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in capital expenditures in the nine months ended September 30, 2006 as compared to the same period a year ago is primarily due to the ongoing expansion of our manufacturing and distribution capacity as a result of the Bard Endoscopic Technologies acquisition and other infrastructure and technology upgrades. The sale of the equity investment resulted in proceeds of $1.2 million. The purchase of a distributor’s business resulted in a $2.0 million payment.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2006 consisted primarily of the following: $2.1 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan; $7.8 million used to repurchase our common stock under our Board of Directors approved stock repurchase program; $98.8 million in repayments of term borrowings under our senior credit agreement; $43.0 million in repayments under the revolving credit facility of our senior credit agreement and $1.3 million in payments related to the issuance of long-term debt. These payments were offset by proceeds of $135.0 million from the term loan portion of our amended and restated senior credit agreement as described below.

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

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $95.5 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement. Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 2.00% (7.33% at September 30, 2006) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 2.00% or an alternative base rate.

Index

For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The amended and restated credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2006. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $6.1 million and $9.4 million, respectively, at September 30, 2006. These mortgage notes are secured by the CONMED Linvatec property and facilities.

We have outstanding $150.0 million in 2.50% convertible senior subordinated notes (the “Notes”) due 2024. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share). The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011. Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year. We repurchased $7.8 million under the share repurchase program during the nine months ended September 30, 2006. We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Index

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of September 30, 2006, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $37.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $1.7 million in the nine months ended September 30, 2006 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100.0 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”), on an annual basis, from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 23, 2006 whereby it was extended through October 31, 2008 under substantially the same terms and conditions.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and nine month periods ended September 30, 2006. Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2005 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Index

Item 4. Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2006. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: November 2, 2006

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President - Finance and
Chief Financial Officer

Index

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

Index