Form 10-K
period 2006-12-31
CONMED CORP
filed 2007-02-27
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006	Commission file number 0-16093

CONMED CORPORATION (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)

525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $577,062,449 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 20, 2007 was 28,025,644.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006

Part I

CONMED CORPORATION
Item 1.	Business
Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A — Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder and Chairman of the Board. CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring. The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies. They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology. Headquartered in Utica, New York, the Company’s 3,200 employees distribute its products worldwide from ten manufacturing locations. See Note 9 to the Consolidated Financial Statements for further discussion of our principal operating units.

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

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics. The number of surgical procedures performed is increasing and we believe the long term demographic trend will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures. Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before. Sales of surgical products aggregated approximately 90% of our total net revenues in 2006. See “Products.”

•
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

•
Strategic Marketing and Distribution Channels. We market our products domestically through five focused sales force groups consisting of approximately 180 employee sales representatives and 210 sales professionals employed by independent sales agent groups. Each of our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell. Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices. Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets. We directly service hospital customers located in these markets through an employee-based international sales force of approximately 170 sales representatives. We also maintain distributor relationships domestically and in numerous countries worldwide. See “—Marketing.”

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

•
Technological Leadership. Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products. These efforts are evidenced by recent product introductions, including the following: IM 4000 High Definition Camera System; 24K Irrigation System; Hip Arthroscopy Kit; and Hi-Fi Suture Cutter.

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2004	2005	2006
Arthroscopy	37%	34%	35%
Powered Surgical Instruments	23	22	21
Electrosurgery	15	14	15
Patient Care	14	12	12
Endosurgery	8	8	8
Endoscopic Technologies	3	10	9
Total	100%	100%	100%
Net Sales (in thousands)	$558,388	$617,305	$646,812

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

Arthroscopy
Product	Description	Brand Name

Ablators and Shaver Ablators	Electrosurgical ablators and resection ablators to resect and remove soft tissue and bone; used in knee, shoulder and small joint surgery.	Advantage® UltrAblator® Lightwave™ Trident®

Knee Reconstructive Systems	Products used in cruciate reconstructive surgery; includes instrumentation, screws, pins and ligament harvesting and preparation devices.	Paramax® Pinn-ACL® Grafix® Matryx™ Bioscrew® EndoPearl® XtraLok®

Soft Tissue Repair Systems	Instrument systems designed to attach specific torn or damaged soft tissue to bone or other soft tissue in the knee, shoulder and wrist; includes instrumentation, guides, hooks and suture devices.	Spectrum® Inteq® Shuttle RelayTM Blitz® Hi-Fi™ Suture Saver™

Fluid Management Systems	Disposable tubing sets, disposable and reusable inflow devices, pumps and suction/waste management systems for use in arthroscopic and general surgeries.	Apex® Quick-Flow® Quick-Connect® 87K™ 10K®

Arthroscopy
Product	Description	Brand Name
Imaging	Surgical video systems for endoscopic procedures; includes autoclavable single and three-chip camera heads and consoles, endoscopes, light sources, monitors, VCRs and printers.	Apex® 8180 Series Envision™ IM3300 Quicklatch® Shock Flex™

Implants	Products including bioabsorbable and metal screws, pins and suture anchors for attaching soft tissue to bone in the knee, shoulder and wrist as well as miniscal repair.	BioScrew™ Bio-Anchor® BioTwist® UltraFix® Revo® Super Revo® Bionx™ Meniscus Arrow™ Smart Nail® Smart Pin® Smart Screw® Smart Tack® The Wedge™ Biostinger® Hornet® ThRevo™ Duet™ Impact™

Integrated operating room systems and equipment	Centralized operating room management and control systems, service arms and service managers.	CONMED® Nurse’s Assistant®

Arthroscopic Shaver Systems	Electrically powered shaver handpieces that accommodate a large variety of shaver blade disposables specific to clinical specialty and technological precision.	Advantage® Turbo™ Gator® Great White® Mako™ Merlin® Sterling®

Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™

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

Our line of powered instruments is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Large bone, neurosurgical, spinal and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physicians’ offices. Our CONMED Linvatec subsidiary has devoted significant resources in the development of new technologies for large bone, small bone, arthroscopic, neurosurgical, spine and otolaryngological instruments which may be easily adapted and modified for new procedures.

Our powered instruments product line also includes the PowerPro® Battery System. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications. The PowerPro® Battery System has a SureCharge™ option which allows the user to sterilize the battery before charging. This ensures that the battery will be fully charged when delivered to the operating room, unlike competitive battery systems currently available on the market. The PowerPro® uses a proprietary process for maintaining sterility during charging, thus avoiding the loss of battery charge during sterilization, which frequently occurs in competing battery systems.

Powered Surgical Instruments
Product	Description	Brand Name
Large Bone	Powered saws, drills and related disposable accessories for use primarily in total knee and hip joint replacements and trauma surgical procedures.	Hall® Surgical MaxiDriver™ PowerPro® PowerProMax™ Advantage® SureCharge® MPower™

Small Bone	Powered saws, drills and related disposable accessories for small bone and joint related surgical procedures.	Hall® Surgical MicroPower™ Advantage® Smart Guard® PowerProMax™

Otolaryngology Neurosurgery Spine	Specialty powered saws, drills and related disposable accessories for use in neurosurgery, spine, and otolaryngologic procedures.	Hall® Surgical E9000® UltraPower® Hall Osteon® Hall Ototome® Coolflex®

Powered Surgical Instruments
Product	Description	Brand Name
Cardiothoracic Oral/maxillofacial	Powered sternum saws, drills, and related disposable accessories for use by cardiothoracic and oral/maxillofacial surgeons.	Hall® Surgical E9000® UltraPower® Micro 100TM VersiPower® Plus

Electrosurgery

Electrosurgery is a technique of using high-frequency electrical energy which, when applied to tissues through special instruments, may be used to cut or coagulate tissues. Radio frequency (“RF”) is the form of high-frequency electrical energy used in electrosurgery. An electrosurgical system consists of a generator,an active electrode in the form of an electrosurgical pencil used to apply concentrated energy from the generator to the target tissues and a ground pad which returns the energy safely to the generator. Electrosurgery is routinely used in most forms of surgery, including general, dermatologic, thoracic, orthopedic, urologic, neurosurgical, gynecological, laparoscopic, arthroscopic and endoscopic procedures.

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

Electrosurgery
Product	Description	Brand Name
Pencils	Disposable and reusable surgical instruments designed to deliver high-frequency electrical energy to cut and/or coagulate tissue.	Hand-Trol® GoldLine™ ClearVac®

Ground Pads	Disposable ground pads which disperse electrosurgical energy and safely return it to the generator; available in adult, pediatric and infant sizes.	MacroLyte® ThermoGard® SureFit™ DiaTemp™

Active Electrodes	Surgical accessory electrodes with and without the proprietary UltraClean™ coating which provides an easy to clean electrode surface during surgery.	UltraClean®

Electrosurgery
Product	Description	Brand Name

Generators	Monopolar and bipolar clinical energy sources for surgical procedures performed in a hospital, physicians’ office or clinical setting.	System 5000™ System 2450™ Hyfrecator® 2000

Argon Beam Coagulation Systems	Specialized electrosurgical generators, disposable hand pieces and ground pads for Argon Enhanced non-contact coagulation of tissues.	ABC® Beamer Plus® System 7550® ABC Flex® Bend-A-Beam®

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

Patient Care
Product	Description	Brand Name
ECG Monitoring	Line of disposable electrodes, monitoring cables, lead wire products and accessories designed to transmit ECG signals from the heart to an ECG monitor or recorder.	CONMED® Ultratrace® Cleartrace®

Wound Care	Disposable transparent wound dressings comprising proprietary hydrogel; able to absorb 2½ times its weight in wound exudate.	ClearSite® Hydrogauze™

Patient Positioners	Products which properly and safely position patients while in surgery.	Airsoft®

Surgical Suction Instruments and Tubing	Disposable surgical suction instruments and connecting tubing, including Yankauer, Poole, Frazier and Sigmoidoscopic instrumentation, for use by physicians in the majority of open surgical procedures.	CONMED®

Intravenous Therapy	Disposable IV drip rate gravity controller and disposable catheter stabilization dressing designed to hold and secure an IV needle or catheter for use in IV therapy.	VENI-GARD® MasterFlow® Stat 2®

Patient Care
Product	Description	Brand Name

Defibrillator Pads and Accessories	Stimulation electrodes for use in emergency cardiac response and conduction studies of the heart.	PadPro®

Pulse Oximetry	Used in critical care to continuously monitor a patient’s arterial blood oxygen saturation and pulse rate.	Dolphin® (a registered trademark of Dolphin Medical, Inc.) Pro2®

Non-invasive blood pressure cuff	Used in critical care to measure blood pressure.	SoftCheck® UltraCheck® (registered trademarks of CAS Medical Systems, Inc.)

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

Endosurgery
Product	Description	Brand Name
Trocars	Disposable and reposable devices used to puncture the abdominal wall providing access to the abdominal cavity for camera systems and instruments.	TroGard Finesse® Reflex® Detach a Port® OnePort® CORE Dynamics®

Multi-functional Electrosurgery and Suction/Irrigation instruments
Instruments for cutting and coagulating tissue by delivering high-frequency current. Instruments which deliver irrigating fluid to the tissue and remove blood and fluids from the internal operating field.
Universal™ Universal Plus™ FloVac®

Clip Appliers	Disposable and reposable devices for ligating blood vessels and ducts by placing a titanium clip on the vessel.	Reflex® PermaClip™

Laparoscopic Instruments	Scissors, graspers	DetachaTip®

Skin Staplers	Disposable devices which place surgical staples for closing a surgical incision.	Reflex®

Microlaparoscopy scopes and instruments	Small laparoscopes and instruments for performing surgery through very small incisions.	MicroLap®

Specialty Laparoscopic Devices	Specialized elevator, retractor for laparoscopic hysterectomy	VCARE®

Endoscopic Technologies

Gastrointestinal (GI) endoscopy is the examination of the digestive tract with a flexible, lighted instrument referred to as an "endoscope". This instrument enables the physician to directly visualize the esophagus, stomach, portions of the small intestine, and colon. This technology allows the physician to more accurately diagnose and treat diseases of the digestive system. Through these scopes a physician may take biopsies, dilate narrowed areas referred to as strictures, and remove polyps which are growths in the digestive tract. Some of the more common conditions which may be diagnosed and treated using this procedure include ulcers, Crohn's disease, ulcerative colitis and gallbladder disease.

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

Endoscopic Technologies
Product	Description	Brand Name

Pulmonary	Transbronchial Cytology and Histology Aspiration Needles, Disposable Biopsy Forceps, Cytology Brushes and Bronchoscope Cleaning Brushes	Wang® Blue Bullet® Precisor BRONCHO® GARG™

Biopsy	Disposable biopsy forceps, Percutaneous Liver Biopsy instrument, Disposable Cytology Brushes	Precisor® Hepacor® OptiBite®

Polypectomy	Disposable Polypectomy Snares, Retrieval Nets, Polyp Traps	Singular® Optimizer® Nakao Spidernet™

Biliary
Triple Lumen Stone Removal Balloons, Advanced Cannulation Triple Lumen Papillotomes, High Performance Biliary Guidewires, Cannulas, Biliary Balloon Dilators, Plastic and Metal Endoscopic Biliary Stents
Apollo® Apollo3® Apollo3AC® FXWire™ XWire™ DirecXion® Director™ Duraglide™ Duraglide 3™ Flexxus™ ProForma® HYDRODUCT®

Dilation	Multi-Stage Balloon Dilators, American Dilation System	Eliminator®

Hemostasis	Endoscopic Injection Needles, Endoscope Ligator, Multiple Band Ligator, Sclerotherapy Needle, Bipolar Hemostasis Probes	SureShot® Stiegmann-Goff™ Bandito™ RapidFire® Flexitip™ BICAP® BICAP SUPERCONDUCTOR™

Endoscopic Technologies
Product	Description	Brand Name

Endoscopic Ultrasound	Fine Needle Aspiration	Vizeon™

Enteral Feeding	Initial Percutaneous Endoscopic Gastrostomy (PEG) systems, Replacement Tri-Funnel G-Tube	Entake™

Accessories	Disposable Bite Blocks, Cleaning Brushes	Scope Saver™ Channel Master™ Blue Bullet®

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons. We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2004, 2005 and 2006.

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

Our Corporate sales organization is responsible for interacting with large regional and national accounts (eg. GPOs, IHNs, etc.). We have contracts with many such organizations and believe that, with certain exceptions, the loss of any individual group purchasing contract will not adversely impact our business. In addition, all of our sales professionals are required to work closely with distributors where applicable and maintain close relationships with end-users.

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

Research and Development

New and improved products play a critical role in our continued sales growth. Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines. We continually seek to leverage new technologies which improve the durability, performance and usability of existing products. In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas. For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements. Such agreements typically compensate the originator through royalty payments based upon a percentage of licensed product net sales. Royalty expense approximated $3.8 million, $4.6 million and $4.4 million in 2004, 2005 and 2006, respectively.

Amounts expended for Company sponsored research and development was approximately $20.2 million, $25.5 million and $30.7 million during 2004, 2005, and 2006, respectively.

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

Government Regulation and Quality Systems

Substantially all of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts. Authorization to commercially distribute our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification. This process requires us to demonstrate that our new product, line extension or modified product is substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval. Substantially all of our products have been classified as either Class I or Class II devices with the FDA, indicating that they are subject to the 510(k) premarketing notification clearance as discussed above and must continually meet certain FDA standards (Our products are classified as Class I, IIa and IIb in the European Union (EU) and subject to regulation by our European Notified Body). Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product’s marketing or notification from the FDA to halt the distribution of certain medical devices.

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

As noted above, our facilities are subject to periodic inspection by the FDA for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations. In December 2004, the FDA initiated an inspection of our Largo, Florida manufacturing facility. Following the inspection, the FDA issued to us a Form 483 which included observations related to our corrective and preventive action procedures for nonconforming products and other quality problems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter in June 2005 relating to these observations. We subsequently responded to the FDA with a plan of the corrective actions that we had taken or proposed to take. In that response, we committed to further developing and implementing, in a timely manner, the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies. We consider the receipt of a warning letter to be an important regulatory event. Accordingly, we have undertaken corrective actions that have involved significant additional costs to the Company. In May 2006, the FDA initiated a re-inspection of our Largo, Florida manufacturing facility to verify issues related to the June 2005 warning letter and December 2004 Form 483 observations had been corrected. No further Form 483 observations were issued by FDA during the May 2006 inspection. We will continue implementing and monitoring continuous improvement activities through our Company-wide quality systems initiative. However, there can be no assurance that the actions undertaken by the Company will ensure that we will not receive an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

Employees

As of December 31, 2006, we had approximately 3,200 full-time employees, including more than 2,000 in operations, 161 in research and development, and the remaining in sales, marketing and related administrative support. We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage. None of our employees are represented by a labor union.

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

We have indebtedness that is substantial in relation to our shareholders’ equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations. As of December 31, 2006, we had $267.8 million of debt outstanding, representing 38% of total capitalization and which does not include the $44 million of accounts receivable sold under the accounts receivable sales agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Our ability to satisfy our obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We may not have sufficient cash flow available to enable us to meet our obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure you that any of these strategies could be implemented on terms acceptable to us, if at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our indebtedness and its implications.

We may be unable to continue to sell our accounts receivable, which could require us to seek alternative sources of financing.

Under our accounts receivable sales agreement, there are certain statistical ratios which must be maintained relating to the pool of receivables in order for us to continue selling to the purchaser. These ratios relate to sales dilution and losses on accounts receivable. If new accounts receivable arising in the normal course of business do not qualify for sale or the purchaser otherwise ceases to purchase our receivables, we may require access to alternate sources of working capital, which may be more expensive or difficult to obtain. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 23, 2006 whereby it was extended through October 31, 2008 under substantially the same terms and conditions. In the event we are unable to renew our purchaser commitment in the future, we would need to access alternate sources of working capital which may be more expensive or difficult to obtain.

If we infringe third parties’ patents, or if we lose our patents or they are held to be invalid, we could become subject to liability and our competitive position could be harmed.

Much of the technology used in the markets in which we compete is covered by patents. We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2007 through 2030 and have additional patent applications pending. See “Research and Development” for a further description of our patents. The loss of our patents could reduce the value of the related products and any related competitive advantage. Competitors may also be able to design around our patents and to compete effectively with our products. In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial. We cannot assure you that:

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

Although we maintain insurance coverage for physical damage to our property and the resultant losses that could occur during a business interruption, we are required to pay deductibles and our insurance coverage is limited to certain caps. For example, our deductible for windstorm damage to our Florida property amounts to 2% of any loss and coverage for earthquake damage to our California properties is limited to $10 million. Further, while insurance reimburses us for our lost gross earnings during a business interruption, if we are unable to supply our customers with our products for an extended period of time, there can be no assurance that we will regain the customers’ business once the product supply is returned to normal.

Item 2.  Properties

Facilities

The following table sets forth certain information with respect to our principal operating facilities. We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY (two facilities)	650,000	Own	-
Largo, FL	278,000	Own	-
Rome, NY	120,000	Own	-
Centennial, CO	87,500	Own	-
Tampere, Finland	5,662	Own	-
El Paso, TX	96,000	Lease	March 2010
Billerica, MA	60,000	Lease	September 2007
Juarez, Mexico	44,000	Lease	December 2009
Montreal, Canada (two facilities)	20,940	Lease	April 2007 & March 2009
Santa Barbara, CA	18,600	Lease	December 2008 & September 2013
Frenchs Forest, Australia	16,903	Lease	July 2008
Tampere, Finland	15,457	Lease	Open Ended
Brussels, Belgium	39,073	Lease	June 2015
Anaheim, CA	14,037	Lease	October 2012
Mississauga, Canada	13,500	Lease	May 2008
Swindon, Wiltshire, UK	10,000	Lease	December 2015
Portland, OR	9,107	Lease	September 2008
Seoul, Korea	7,513	Lease	August 2007
Frankfurt, Germany	6,900	Lease	December 2012
Shepshed, Leicestershire,UK	5,000	Lease	October 2015
Barcelona, Spain	2,691	Lease	May 2009
Rungis Cedex, France	2,637	Lease	November 2011
Lodz, Poland	2,367	Lease	May 2010
Graz, Austria	2,174	Lease	October 2008
San Juan Capistrano, CA	2,000	Lease	January 2008

Item 3. Legal Proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies. These subpoenae may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition or results of operations. There can be no assurance, however, that future claims or investigations, or the costs associated with claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that are material to our financial statements or condition, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available in the future at a reasonable cost to us.

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

In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. The discovery phase is now essentially complete and Johnson & Johnson filed a motion for summary judgment which was denied by the Court by Order dated May 2, 2006. This Order does not represent a determination on the merits with respect to the Company’s claims against Johnson & Johnson, but rather represents a determination that the Company has produced sufficient evidence to warrant submitting the case to a jury. The Company expects to submit briefs on certain evidentiary matters in the next few weeks, with the case currently scheduled for a jury trial to commence on April 23, 2007. There can be no assurance that the case will in fact proceed to trial on that date. The Company believes that its claims are well-grounded in fact and law, but there can be no assurance that it will be successful in its claims in a trial before a jury.

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

The Company has filed motions which, if granted, would result in the dismissal of the case, subject to any appeals the plaintiffs could pursue. The Court held a hearing on the Company’s motions on January 5, 2007, and took the matter under advisement. There is no fixed time frame within the Court must rule on the motions. The Company believes there is no merit to the claims asserted in the Complaint, although there can be no assurance that the Company will prevail in the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “CNMD”. At January 31, 2007, there were 1,076 registered holders of our common stock and approximately 8,683 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2005 and 2006, as reported by the Nasdaq Stock Market.

	2005
Period	High	Low
First Quarter	$30.16	$26.69
Second Quarter	32.58	29.27
Third Quarter	31.81	27.44
Fourth Quarter	27.85	22.55

	2006
Period	High	Low
First Quarter	$24.00	$18.09
Second Quarter	22.05	18.75
Third Quarter	21.29	19.19
Fourth Quarter	23.32	21.10

We did not pay cash dividends on our common stock during 2005 or 2006 and do not currently intend to pay dividends for the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Our Board of Directors has authorized a share repurchase program; see Note 8 to the Consolidated Financial Statements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth in the section captioned “Equity Compensation Plans” in CONMED Corporation’s definitive Proxy Statement or other informational filing for our 2007 Annual Meeting of Stockholders and all such information is incorporated herein by reference.

Performance Graph

The performance graph below compares the yearly percentage change in the Company’s Common Stock with the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the Standard & Poor’s Health Care Equipment Index. In each case, the cumulative total return assumes reinvestment of dividends into the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statements of Operations Data (1):
Net sales	$453,062	$497,130	$558,388	$617,305	$646,812
Cost of sales (2)	215,891	237,433	271,496	304,284	333,966
Gross profit	237,171	259,697	286,892	313,021	312,846
Selling and administrative	139,735	157,453	183,183	216,685	234,832
Research and development	16,087	17,306	20,205	25,469	30,715
Impairment of goodwill (3)	-	-	-	-	46,689
Write-off of in-process research and development (4)	-	7,900	16,400	-	-
Other expense (income)(5)	2,000	(2,917)	3,943	7,119	5,213
Income (loss) from operations	79,349	79,955	63,161	63,748	(4,603)
Loss on early extinguishment of debt (6)	1,475	8,078	825	-	678
Interest expense	24,513	18,868	12,774	15,578	19,120
Income (loss) before income taxes	53,361	53,009	49,562	48,170	(24,401)
Provision (benefit) for income taxes	19,210	20,927	16,097	16,176	(11,894)
Net income (loss)	$34,151	$32,082	$33,465	31,994	(12,507)

Earnings (loss) Per Share
Basic	$1.25	$1.11	$1.13	$1.09	$(.45)

Diluted	$1.23	$1.10	$1.11	$1.08	$(.45)

Weighted Average Number of Common Shares In Calculating:
Basic earnings (loss) per share	27,337	28,930	29,523	29,300	27,966
Diluted earnings (loss) per share	27,827	29,256	30,105	29,736	27,966

Other Financial Data:
Depreciation and amortization	$22,370	$24,854	$26,868	$30,786	$29,851
Capital expenditures	13,384	9,309	12,419	16,242	21,895

Balance Sheet Data (at period end):
Cash and cash equivalents	$5,626	$5,986	$4,189	$3,454	$3,831
Total assets	742,140	805,058	872,825	903,783	861,571
Long-term debt (including current portion)	257,387	264,591	294,522	306,851	267,824
Total shareholders’ equity	386,939	433,490	447,983	453,006	440,354

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. See additional discussion in Note 2 to the Consolidated Financial Statements.

(2)
Includes acquisition and acquisition-transition related charges of $1.3 million in 2003, $4.4 million in 2004, $7.8 million in 2005, and $10.0 million in 2006. Also included in 2006 are $1.3 million in charges related to the closing of a manufacturing plant. See additional discussion in Notes 2 and 12 to the Consolidated Financial Statements.

(3)
During 2006, we recorded a $46.7 million charge for the impairment of goodwill related to the Endoscopic Technologies business unit. See additional discussion in Note 5 to the Consolidated Financial Statements.

(4)
During 2003, we recorded a $7.9 million charge to write-off in-process research and development assets acquired as a result of our purchase of Bionx Implants, Inc. No benefit for income taxes was recorded as these costs are not deductible for income tax purposes. During 2004, we recorded a $16.4 million charge to write-off the tax-deductible in-process research and development assets acquired as a result of our purchase of the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. See additional discussion in Note 2 to the Consolidated Financial Statements.

(5)	Other expense (income) includes the following:

	2002	2003	2004	2005	2006

Loss on settlement
of a patent
dispute	2,000	-	-	-	595
Gain on settlement
of a contractual
dispute	-	(9,000)	-	-	-
Pension settlement	-	2,839	-	-	-
Acquisition-
transition related
costs	-	3,244	1,547	4,108	2,592
Termination of
product offering	-	-	2,396	1,519	1,448
Environmental
settlement	-	-	-	698	-
Loss on equity
investment	-	-	-	794	-
Closure of
manufacturing
facility	-	-	-	-	578

Other expense
(income)	$2,000	$(2,917)	$3,943	$7,119	$5,213

See additional discussion in Note 12 to the Consolidated Financial Statements.

(6)
Includes in 2002, 2003, 2004 and 2006, charges of $1.5 million, $8.1 million, $0.8 million, and $0.7 million, respectively, related to losses on early extinguishment of debt. See additional discussion in Note 6 to the Consolidated Financial Statements.

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

	2004	2005	2006
Arthroscopy	37%	34%	35%

Powered Surgical Instruments	23	22	21

Electrosurgery	15	14	15

Patient Care	14	12	12

Endosurgery	8	8	8

Endoscopic Technologies	3	10	9

Consolidated Net Sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States, Mexico and Finland. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 35%, 37% and 39% in 2004, 2005 and 2006, respectively.

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

We have a variety of research and development initiatives focused in each of our principal product lines. Among the most significant of these efforts is the Endotracheal Cardiac Output Monitor (“ECOM”). Our ECOM product offering is expected to provide an innovative alternative to catheter monitoring of cardiac output with a specially designed endotracheal tube which utilizes proprietary bio-impedance technology. Also of significance are our research and development efforts in the area of tissue-sealing for electrosurgery.

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. In February 2007, we unveiled several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which we believe will further enhance our arthroscopy product offerings. Our reputation as an innovator is exemplified by these recent product introductions, which include the following: the IM4000 High Definition Camera System, our first high definition camera system utilized in arthroscopic and multi-specialty endoscopy; the 24K Irrigation System, a high end irrigation system that provides fluid to the joint space for irrigation, distention, and hemostasis during an Arthroscopic procedure; the Hip Arthroscopy Kit used for diagnosis and treatment of hip pain; and the Hi-Fi Suture Cutter, specifically designed to cut high strength sutures utilized with or without attached anchors for soft tissue repair.

Business Challenges

In September 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”) for aggregate consideration of $81.3 million in cash. The acquired business has enhanced our product offerings by adding a comprehensive line of single-use medical devices employed by gastro-intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques. The transfer of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities has proven to be more time-consuming, costly and complex than was originally anticipated. Operational issues associated with the transfer of production lines have resulted in backorders, which combined with increased competition and pricing pressures in the marketplace have resulted in decreased sales, lower than anticipated gross margins and operating losses. As a result of these factors, during our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies business was impaired and consequently we recorded an impairment charge of $46.7 million to reduce the carrying amount of this business to its fair value. We have taken corrective action to resolve the operational issues associated with product shortages and are continuing our efforts to ensure a return to sales growth and profitability.

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

Following the inspection, the FDA issued to us a Form 483 which included observations related to our corrective and preventive action procedures for nonconforming products and other quality problems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter in June 2005 relating to these observations. We subsequently responded to the FDA with a plan of the corrective actions that we had taken or proposed to take. In that response, we committed to further developing and implementing, in a timely manner, the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies. We consider the receipt of a warning letter to be an important regulatory event. Accordingly, we have undertaken corrective actions that have involved significant additional costs to the Company. In May 2006, the FDA initiated a re-inspection of our Largo, Florida manufacturing facility to verify issues related to the June 2005 warning letter and December 2004 Form 483 observations had been corrected. No further Form 483 observations were issued by FDA during the May 2006 inspection. We will continue implementing and monitoring continuous improvement activities through our Company-wide quality systems initiative. However, there can be no assurance that the actions undertaken by the Company will ensure that we will not receive an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

Critical Accounting Policies

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

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $9.3 million, $11.2 million and $14.3 million for 2004, 2005 and 2006, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2006 is adequate to provide for probable losses resulting from accounts receivable.

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

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $290.5 million and other intangible assets of $191.1 million at December 31, 2006.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of our businesses. Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

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

During the fourth quarter of 2006, after completing our annual goodwill impairment analysis, we determined that the goodwill of our CONMED Endoscopic Technologies business was impaired and consequently we recorded a goodwill impairment charge of $46.7 million.

See Note 2 to the Consolidated Financial Statements for further discussion of business acquisitions; see Note 5 to the Consolidated Financial Statements for further discussion of goodwill and other intangible assets.

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

Higher market interest rates have resulted in us increasing the discount rate used in determining pension expense from 5.55% in 2006 to 5.90% in 2007. This change in assumption will result in lower pension expense during 2007. This rate was determined by using the Citigroup Pension Liability Index rate which, we believe, is a reasonable indicator of our plan’s future payment stream.

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

Based on these and other factors, 2007 pension expense is estimated at approximately $6.2 million compared to $6.9 million in 2006. Actual expense may vary significantly from this estimate.

We expect to contribute approximately $12.0 million to our pension plan in 2007.

During the year-ended December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158, ““Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. The effects of adopting SFAS 158 was an increase in total liabilities of approximately $8.5 million and a reduction to total shareholders’ equity of approximately $5.3 million.

See Note 10 to the Consolidated Financial Statements for further discussion.

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights be recognized in the financial statements based on their fair values. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). No compensation expense was recognized for stock options under the provisions of APB 25 since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

SFAS 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any nonvested stock option awards outstanding as of the date of adoption. We recognize such expense using a straight-line method over the vesting period. Prior periods have not been restated.

We elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of a simplified method to calculate the beginning pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

See Note 8 to the Consolidated Financial Statements for further discussion.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $35.0 million at December 31, 2006. Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States. We face audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax returns examination by the Internal Revenue Service (“IRS”) for calendar years 2001 through 2004 was settled during 2006. As a result of the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2004. The net effect of these adjustments and the settlement was a $1.5 million reduction in income tax expense in 2006.

During the third quarter of 2006, we filed our United States federal income tax return for 2005. As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit. The net effect of these adjustments was a $0.7 million reduction in income tax expense in 2006.

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

See Note 7 to the Consolidated Financial Statements for further discussion.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income (loss) for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.6	49.3%	51.6%
Gross margin	51.4	50.7	48.4
Selling and administrative expense	32.8	35.1	36.3
Research and development expense	3.6	4.1	4.7
Goodwill impairment	-	-	7.2
Write-off of purchased in-process	2.9	-	-
research and development assets	0.8	1.0	0.8
Other expense (income), net
Income (loss) from operations	11.3	10.5	(0.6)

Loss on early extinguishment of debt	0.1	-	0.1
Interest expense	2.3	2.6	3.0
Income (loss) before income taxes	8.9	7.9	(3.7)
Provision (benefit) for income taxes	2.9	2.7	(1.8)
Net income (loss)	6.0%	5.2%	(1.9)%

2006 Compared to 2005

Sales for 2006 were $646.8 million, an increase of $29.5 million (4.8%) compared to sales of $617.3 million in 2005 with the increase occurring in all product lines except Endoscopic Technologies. Favorable foreign currency exchange rates in 2006 compared to 2005 accounted for $4.5 million of the increase.

Cost of sales increased to $334.0 million in 2006 compared to $304.3 million in 2005, primarily as a result of the increased sales volumes discussed above. Gross profit margins decreased 2.3 percentage points from 50.7% in 2005 to 48.4% in 2006. The total decrease of 2.3 percentage points is comprised of 1.2 percentage points attributable to decreased gross margins in our Endoscopic Technologies business, 0.7 percentage points attributable to decreased gross margins in our Patient Care business with the remaining 0.4 percentage point decrease attributable to decreased gross margins in our Endosurgery business. The Endoscopic Technologies business was acquired as a result of the Endoscopic Technologies acquisition and involved the transfer of substantially all of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities. This transfer has proven to be more time-consuming, costly and complex than was originally anticipated. In addition, production and operational issues at an assembly operation in Mexico under contract to CONMED have resulted in product shortages and backorders. These operational issues, in combination with increased competition and pricing pressures in the marketplace have resulted in decreased sales and gross margins. The decreases in gross margin percentage attributable to Patient Care and Endosurgery are primarily a result of significant cost increases experienced in the second half of 2005 and in 2006 with respect to certain commodity and petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products as well as higher spending related to quality assurance.

Selling and administrative expense increased to $234.8 million in 2006 compared to $216.7 million in 2005. Selling and administrative expense as a percentage of net sales increased to 36.3% in 2006 from 35.1% in 2005. This increase of 1.2 percentage points is primarily attributable to expensing stock options and other share-based payments in 2006 (0.6 percentage points) due to the adoption of SFAS 123R (see Note 8 to the Consolidated Financial Statements); increased administrative expenses associated with higher distribution costs (0.2 percentage points) due in part to higher petroleum prices; higher pension costs (0.2 percentage points) due primarily as a result of a decrease in the pension discount rate (see “Pension Plan” section of “Critical Accounting Estimates” above); increased spending on corporate quality systems and management (0.1 percentage points) to continue to maintain appropriate regulatory compliance; and other increases in selling and administrative costs (0.1 percentage points).

Research and development expense was $30.7 million in 2006 compared to $25.5 million in 2005. As a percentage of net sales, research and development expense increased to 4.7% in 2006 from 4.1% in 2005. The increase of 0.6 percentage points reflects an increased emphasis on new product development across all of our product lines with the most significant increases occurring in the areas of arthroscopy and powered instruments (0.3 percentage points).

As discussed above, the transfer of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities has proven to be more time-consuming, costly and complex than was originally anticipated. In addition, production and operational issues at an assembly operation in Mexico under contract to CONMED have resulted in product shortages and backorders. These operational issues, in combination with increased competition and pricing pressures in the marketplace have resulted in decreased sales and gross margins and operating losses. As a result of these factors, during our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies business was impaired and consequently we recorded an impairment charge of $46.7 million to reduce the carrying amount of this business to its fair value. We estimated the fair value of the Endoscopic Technologies business using a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with SFAS 142.

As discussed in Note 12 to the Consolidated Financial Statements, other expense in 2006 consisted of the following: $0.6 million in costs related to the closing of a manufacturing plant; $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute; a $1.4 million charge related to the termination of our surgical lights product offering; and $2.6 million in Endoscopic Technologies acquisition and transition-integration related charges. Other expense in 2005 consisted of $1.5 million of expenses associated with the termination of our surgical lights product offering; $4.1 million in Endoscopic Technologies acquisition and transition-integration related charges; $0.7 million in environmental settlement costs; and $0.8 million of expense related to the loss on an equity investment.

During 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement. See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 6 to the Consolidated Financial Statements.

Interest expense in 2006 was $19.1 million compared to $15.6 million in 2005. The increase in interest expense is primarily a result of higher weighted average borrowings outstanding in 2006 as compared to 2005 and higher weighted average interest rates on our borrowings (5.53% in 2006 as compared to 4.69% in 2005) inclusive of the finance charge on our accounts receivable sale facility. The increase in weighted average interest rates on our borrowings is primarily a result of market increases in interest rates on our variable rate debt.

A provision for income taxes was recorded at an effective rate of (48.7)% in 2006 and 33.6% in 2005. The effective rate for 2006 was lower than 2005. As a result of the settlement of our 2001 through 2004 income taxes as a result of IRS examinations, we adjusted our reserves to consider positions taken in our income tax returns for periods subsequent to 2004. The settlement and adjustment to our reserves resulted in a $1.5 million reduction in income tax expense in 2006. During the third quarter of 2006, we filed our United States federal income tax return for 2005. As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit resulting in a $0.7 million reduction in income tax expense. The net effect of these adjustments was a $2.2 million reduction in income tax expense in 2006 as compared to the same period a year ago.

A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the Consolidated Financial Statements.

2005 Compared to 2004

Sales for 2005 were $617.3 million, an increase of $58.9 million (10.5%) compared to sales of $558.4 million in 2004 with the increase occurring in all product lines except Patient Care. The Endoscopic Technologies acquisition accounted for $43.2 million of the increase and favorable foreign currency exchange rates in 2005 compared to 2004 accounted for $3.6 million. The Endoscopic Technologies acquisition is described more fully in Note 2 to the Consolidated Financial Statements.

Cost of sales increased to $304.3 million in 2005 compared to $271.5 million in 2004, primarily as a result of the increased sales volumes discussed above. Gross profit margins decreased 0.7 percentage points from 51.4% in 2004 to 50.7% in 2005 primarily as a result of significant cost increases with respect to certain commodity and petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products and higher spending related to quality assurance. These higher costs (approximately 1.2 percentage points) more than offset the improvement in margins we experienced as a result of the addition of the higher margin products acquired in the Endoscopic Technologies acquisition (0.5 percentage points).

Selling and administrative expense increased to $216.7 million in 2005 as compared to $183.2 million in 2004. Selling and administrative expense as a percentage of net sales increased to 35.1% in 2005 from 32.8% in 2004. This increase of 2.3 percentage points is primarily attributable to increased administrative expenses associated with higher distribution costs (0.4 percentage points) due in part to higher petroleum prices; higher pension costs (0.2 percentage points) due primarily as a result of changes in actuarial assumptions (see “Pension Plan” section of “Critical Accounting Estimates” above); increased spending on corporate quality systems and management (0.2 percentage points) to ensure we continue to maintain appropriate regulatory compliance; increased selling and marketing costs associated with the Endoscopic Technologies business (0.3 percentage points); other increases in selling and administrative costs (1.2 percentage points) including the Johnson & Johnson litigation (see Note 11 to the Consolidated Financial Statements).

Research and development expense was $25.5 million in 2005 compared to $20.2 million in 2004. As a percentage of net sales, research and development expense increased to 4.1% in 2005 from 3.6% in 2004. The increase of 0.5 percentage points in research and development expense as a percentage of sales is principally a result of increased spending on the development of our Pro2® reflectance pulse oximetry system and ECOM endotracheal cardiac output monitor for our Patient Care business (0.2 percentage points) and the addition of the Endoscopic Technologies business in September 2004 (0.3 percentage points).

As discussed in Note 2 to the Consolidated Financial Statements, we wrote-off $16.4 million of purchased in-process research and development assets associated with the Endoscopic Technologies acquisition in 2004.

As discussed in Note 12 to the Consolidated Financial Statements, other expense in 2005 consisted of the following: $1.5 million of expenses associated with the termination of our surgical lights product offering; $4.1 million of

Endoscopic Technologies acquisition and transition-integration related charges; $0.7 million in environmental settlement costs; and $0.8 million of expense related to the loss on an equity investment. Other expense in 2004 consisted primarily of $2.4 million of expenses associated with the termination of our surgical lights product offering and $1.5 million of Endoscopic Technologies acquisition and transition-integration related charges.

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

Interest expense in 2005 was $15.6 million compared to $12.8 million in 2004. The increase in interest expense is primarily a result of higher weighted average borrowings outstanding in 2005 as compared to 2004 and higher weighted average interest rates on our borrowings (4.69% in 2005 as compared to 4.17% in 2004) inclusive of the finance charge on our accounts receivable sale facility. The increase in weighted average interest rates on our borrowing is primarily a result of our increased borrowings against our revolving credit facility coupled with market increases in interest rates on our variable rate debt.

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

Operating Segment Results:

Segment information is prepared on the same basis that we review financial information for operational decision-making purposes. We conduct our business through five principal operating units: CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care. Based upon the aggregation criteria for segment reporting under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have grouped our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating units into a single segment. The economic characteristics of CONMED Patient Care and CONMED Endoscopic Technologies do not meet the criteria for aggregation due to the lower overall operating income (loss) of these segments.

The following tables summarize the Company’s results of operations by segment for 2004, 2005 and 2006:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2004	2005	2006

Net sales	$466,771	$482,591	$515,937
Income from operations	77,538	69,295	70,193
Operating margin	16.6%	14.4%	13.6%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $16.8 million (7.9%) in 2006 to $228.2 million from $211.4 million in 2005, on increased sales of our resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment; Arthroscopy sales increased $6.5 million (3.2%) in 2005 to $211.4 million from $204.9 million in 2004, on increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

•
Powered Surgical Instrument sales increased $5.1 million (3.9%) in 2006 to $137.2 million from $132.0 million in 2005, on increased sales of small bone and large bone powered instrument products offset by slight decreases in our specialty powered instrument products; Powered Surgical Instrument sales increased $3.4 million (2.7%) in 2005 to $132.0 million from $128.6 million in 2004, on increased sales of our PowerPro® line of large bone powered instrument products and our PowerPro Max® line of small bone powered instrument products.

•
Electrosurgery sales increased $9.3 million (10.6%) in 2006 to $97.8 million from $88.5 million in 2005, on increased sales of our System 5000™ electrosurgical generator, ABC® and UltraClean™ disposable surgical products; Electrosurgery sales increased $2.6 million (3.0%) in 2005 to $88.5 million from $85.9 million in 2004, on increased sales of the System 5000™ and Ultraclean™.

•
Endosurgery sales increased $2.1 million (4.1%) in 2006 to $52.8 million from $50.7 million in 2005, as a result of increased sales of our hand held instruments, skin staplers, suction/irrigation products and various laparoscopic instrument products and systems; Endosurgery sales increased $3.2 million (6.9%) in 2005 to $50.7 million from $47.4 million in 2004, on increased sales of our skin staplers, suction/irrigation products and various laparoscopic instrument products and systems.

•
Operating margins as a percentage of net sales decreased 0.8 percentage points to 13.6% in 2006 compared to 14.4% in 2005 largely as a result of increased research and development spending (0.6 percentage points) in the CONMED Linvatec product lines. The remaining 0.2 percentage point decline in operating margin is due to decreased gross margins in the CONMED Endosurgery product lines as a result of significant cost increases experienced in the second half of 2005 and in 2006 with respect to certain commodity and petroleum-based raw materials such as plastic resins and polymers used in the production of the Endosurgery product lines as well as higher spending related to quality assurance.

•
Operating margins decreased 2.2 percentage points to 14.4% in 2005 compared to 16.6% in 2004 due to increased selling and administrative expense comprised of higher distribution costs (0.4 percentage points), higher pension expense (0.2 percentage points) and other increases (0.6 percentage points); and decreased gross margin percentage (1.0 percentage points)in the

CONMED Linvatec product lines as a result of higher than planned production variances.

CONMED Patient Care

	2004	2005	2006

Net sales	$75,879	$75,879	$75,883
Income (loss) from operations	7,314	5,734	(759)
Operating margin	9.6%	7.6%	(1.0%)

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs. We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products and hydrogel-based wound care dressings.

•
Patient Care net sales and the net sales of its principal ECG and suction instruments product lines remained flat in 2006 when compared to 2005 and 2004 while increased sales of defibrillator pads and blood pressure cuffs have offset decreases in other patient care products during the same periods.

•
Operating margins as a percentage of net sales decreased 8.6 percentage points to (1.0%) in 2006 compared to 7.6% in 2005 primarily as a result of decreased gross margins. Gross margins declined 6.1 percentage points in 2006 as compared to 2005 as a result of significant cost increases experienced in the second half of 2005 and in 2006 with respect to certain commodity and petroleum-based raw materials such as plastic resins and polymers as well as higher spending related to quality assurance. In addition, as a percentage of net sales, research and development expense increased 0.9 percentage points in 2006 compared to 2005 as a result of increased spending on the development of our Pro2® reflectance pulse oximetry system and ECOM endotracheal cardiac output monitor. Selling and administrative expenses increased 1.6 percentage points in 2006 compared to 2005 as a result of higher distribution costs (0.5 percentage points), a charge to write-off inventory in settlement of a patent dispute (0.8 percentage points) and other increases (0.3 percentage points).

•
Operating margins decreased 2.0 percentage points to 7.6% in 2005 compared to 2004 primarily as a result of decreased gross margins (1.7 percentage points) as discussed above. The remaining decrease in operating margin in 2005 compared to 2004 (0.3 percentage points) is a result of increased spending on the Pro2® and ECOM projects.

CONMED Endoscopic Technologies

	2004	2005	2006

Net sales	$15,738	$58,835	$54,992
Income (loss) from operations	(19,177)	(5,513)	(63,399)
Operating Margin	(121.9%)	(9.4%)	(115.3%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies net sales declined $3.8 million (6.5%) in 2006 to $54.9 million from $58.8 million in 2005, principally due to lower sales in our forceps products as a result of increased competition and pricing pressures as well as production and operational issues which have resulted in product shortages and backorders. In addition, we experienced lower sales as a result of the discontinuation of our agreement with Xillix Technologies Corporation to distribute the ONCO-Life™ product. The increase in sales in 2005 compared to 2004 of $43.2 million is a result of the inclusion of a full year of Endoscopic Technologies sales in 2005 following the Endoscopic Technologies acquisition in 2004.

•
Operating margins as a percentage of net sales declined from (9.4%) in 2005 to (115.3%) in 2006. Selling and administrative and research and development expenses increased 5.0 and 1.4 percentage points, respectively, as expenses increased while net sales declined. Additionally, as discussed above, production and operational issues associated with the transfer of production lines from C.R. Bard to CONMED have resulted in product shortages and backorders, reduced sales and a decrease in gross margin of 14.5 percentage points. As a result of these factors and the resulting operating losses, we determined during our testing of goodwill in the fourth quarter of 2006, that the goodwill of our Endoscopic Technologies business was impaired, resulting in an impairment charge of $46.7 million (85.0 percentage points). Operating margins increased to (9.4%) in 2005 from (121.9%) in 2004 principally due to the inclusion in 2004 of an in-process research and development charge of $16.4 million.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under our senior credit agreement. We have historically met these liquidity requirements with funds generated from operations, including sales of accounts receivable and borrowings under our revolving credit facility. In addition, we use term borrowings, including borrowings under our senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. We generally attempt to minimize our cash balances on-hand and use available cash to pay down debt or repurchase our common stock.

Operating cash flows

Our net working capital position was $174.7 million at December 31, 2006. Net cash provided by operating activities was $74.8 million, $42.4 million and $64.6 million for 2004, 2005 and 2006, respectively.

Net cash provided by operating activities increased $22.1 million in 2006 as compared to 2005 on a $44.5 million decline in net income due to the non-cash nature of the goodwill impairment charge recognized in 2006 coupled with a lower rate of growth in inventory levels during 2006 as compared to 2005. The decline in inventory growth is due to the planned build-up of inventories during 2005 associated with the transition in manufacturing of the product lines acquired as a result of the Endoscopic Technologies acquisition; this transition was completed during 2006.

Investing cash flows

Capital expenditures were $12.4 million, $16.2 million and $21.9 million for 2004, 2005 and 2006, respectively. The continued increase in capital expenditures in 2006 as compared to 2005 and 2004 is primarily due to ongoing expansion of our manufacturing and distribution capacity as a result of the Endoscopic Technologies acquisition and other infrastructure and technology upgrades including the ongoing implementation of an enterprise business software application. Capital expenditures are expected to approximate $15.0 million in 2007.

The sale of an equity investment resulted in proceeds of $1.2 million in 2006. The purchase of a distributor’s business resulted in a $2.5 million payment in 2006. Payments related to business acquisitions in 2005 totaled $0.4 million and are additional cash consideration paid for a business acquisition as a result of a purchase price adjustment. Investing cash flows in 2004 consisted primarily of $81.3 million in payments related to the Endoscopic Technologies acquisition.

Financing cash flows

Net cash provided by (used in) financing activities during 2006 consisted of the following: $2.7 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan (See Note 8 to the Consolidated Financial Statements); $7.8 million used to repurchase our common stock under our Board of Directors approved stock repurchase program described below; $130.2 million in repayments of term borrowings under our senior credit agreement; $43.0 million in repayments under the revolving credit facility of our senior credit agreement and $1.3 million in payments related to the issuance of long-term debt. These payments were offset by a $1.2 million net change in cash overdrafts and proceeds of $135.0 million from the term loan portion of our amended and restated senior credit agreement as described below.

During 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were no borrowings outstanding on the revolving credit facility as of December 31, 2006. Our available borrowings on the revolving credit facility at December 31, 2006 were $93.0 million with approximately $7.0 million of the facility set aside for outstanding letters of credit. There were $103.0 million in borrowings outstanding on the term loan at December 31, 2006. The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the previously existing senior credit agreement. In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.2 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.5 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $95.5 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement. Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 2.00% (7.35% at December 31, 2006) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 2.00% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2006. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales .

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $5.2 million and $9.6 million, respectively, at December 31, 2006. These mortgage notes are secured by the CONMED Linvatec property and facilities.

During 2004, we completed an offering of $150.0 million in 2.50% convertible senior subordinated notes (the “Notes”) due 2024. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share). The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011. Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

The Notes contain two embedded derivatives. The embedded derivatives are recorded at fair value in other long-term liabilities and changes in their value are recorded through the consolidated statements of operations. The embedded derivatives have a nominal value, and it is our belief that any change in their fair value would not have a material adverse effect on our business, financial condition or results of operations.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. During 2006, we repurchased $7.8 million in common stock in order to offset the dilutive effect of the issuance of shares under our employee stock option and employee stock purchase plans. We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future. See “Item 1. Business - Forward Looking Statements.”

Off-Balance Sheet Arrangements

We have entered into an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2005 and 2006, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $40.0 million and $44.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.0 million, $1.9 million and $2.3 million, in 2004, 2005 and 2006, respectively, and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 23, 2006 whereby it was extended through October 31, 2008 under substantially the same terms and conditions.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands). Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business. There were no capital lease obligations as of December 31, 2006.

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$267,824	$3,148	$6,534	$4,418	$253,724
Purchase obligations	56,185	56,051	134	-	-
Operating lease
obligations	13,304	3,265	4,874	2,886	2,279
Total contractual
obligations	$337,313	$62,464	$11,542	$7,304	$256,003

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (See additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk”) and Note 6 to the Consolidated Financial Statements. We expect there to be approximately $4.5 million in required contributions to our pension plan in 2007. (See Note 10 to the Consolidated Financial Statements).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans"). The Plans provide for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), and other equity-based and equity-related awards. The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant. RSUs are valued at the market value of the underlying stock on the date of grant. Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant. Stock options and SARs expire ten years from date of grant. SARs are only settled in shares of the Company’s stock. (See Note 8 to the Consolidated Financial Statements).

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

Foreign currency risk

A significant portion of our operations consist of sales activities in foreign jurisdictions. As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products. As of December 31, 2006, we have not entered into any foreign exchange forward or option contracts designed to hedge the effect of foreign currency transactions. We have mitigated the effect of foreign currency exchange rate risk by transacting a significant portion of our foreign sales in United States dollars. During 2006, changes in foreign currency exchange rates increased sales by approximately $4.5 million and income (loss) before income taxes by approximately $2.5 million. In the future, we will continue to evaluate our foreign currency exposure and assess the need to enter into derivative contracts which hedge foreign currency transactions.

Interest rate risk

At December 31, 2006, we had approximately $103.0 million of variable rate long-term debt under our senior credit agreement; we are not a party to any interest rate swap agreements as of December 31, 2006. Assuming no repayments other than our 2007 scheduled term loan payments, if market interest rates for similar borrowings average 1.0% more in 2007 than they did in 2006, interest expense would increase, and income (loss) before income taxes would decrease by $1.5 million. Comparatively, if market interest rates for similar borrowings average 1.0% less in 2007 than they did in 2006, our interest expense would decrease, and income (loss) before income taxes would increase by $1.5 million.

Item 8. Financial Statements and Supplementary Data

Our 2006 Financial Statements, as well as the report thereon of PricewaterhouseCoopers LLP dated February 27, 2007, are included elsewhere herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Senior Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2007.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2006”, “Outstanding Equity Awards at 2006 Fiscal Year-End”, “Option Exercises and Stock Vested in 2006”, “Pension Benefits for the 2006 Fiscal Year”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2007.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements
(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	62

	Report of Independent Registered Public Accounting Firm	63

	Consolidated Balance Sheets at December 31, 2005 and 2006	65

	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006	66

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006	67

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006	69

	Notes to Consolidated Financial Statements	71

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	99

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 58 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

February 27, 2007

By: /s/ Joseph J. Corasanti
Joseph J. Corasanti
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE R. CORASANTI	Chairman of the Board
Eugene R. Corasanti	of Directors	February 27, 2007

/s/ JOSEPH J. CORASANTI	President, Chief Executive
Joseph J. Corasanti	Officer and Director	February 27, 2007

Vice President-Finance
/s/ ROBERT D. SHALLISH JR.	and Chief Financial Officer
Robert D. Shallish, Jr.	(Principal Financial Officer)	February 27, 2007

Vice President - Corporate
/s/ LUKE A. POMILIO	Controller (Principal
Luke A. Pomilio	Accounting Officer)	February 27, 2007

/s/ BRUCE F. DANIELS
Bruce F. Daniels	Director	February 27, 2007

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 27, 2007

/s/ STEPHEN M. MANDIA
Stephen M. Mandia	Director	February 27, 2007

/s/ WILLIAM D. MATTHEWS
William D. Matthews	Director	February 27, 2007

/s/ STUART J. SCHWARTZ
Stuart J. Schwartz	Director	February 27, 2007

Exhibit Index

Exhibit No.	Description

2.1	-
 Asset Purchase Agreement, dated August 18, 2004 by and between CONMED Corporation and C.R. Bard, Inc. et al (Incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

2.2	-
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

4.5	-
Second Amendment to Guarantee and Collateral Agreement, dated April 13, 2006, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006).

Exhibit No.	Description

4.6	-
Indenture dated November 10, 2004 between CONMED Corporation and The Bank of New York, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.1+	-
Employment Agreement between the Company and Eugene R. Corasanti, dated October 31, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

10.2+	-
Amended and restated Employment Agreement, dated November 12, 2004, by and between CONMED Corporation and Joseph J. Corasanti, Esq. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.3+	-
Amendment No. 1 to the November 12, 2004 Employment Agreement between the Company and Joseph J. Corasanti, Esq., dated October 31, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

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

10.8	-	1999 Long-term Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting filed with the Securities and Exchange Commission on April 16, 1999).

10.9	-
Amendment to 1999 Long-term Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

Exhibit No.	Description

10.10	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.11	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.12	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006)

10.13	-
Amended and Restated Credit Agreement, dated April 13, 2006, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006).

10.14	-
Registration Rights Agreement, dated November 10, 2004, among CONMED Corporation and UBS Securities LLC on behalf of Several Initial Purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.15	-
Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.16	-
Amendment No. 1 dated October 23, 2003 to the Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17	-
Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation, and Fleet National Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18	-
Amendment No. 1, dated October 20, 2004 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit No.	Description

10.19	-
Amendment No. 2, dated October 21, 2005 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.20	-
Amendment No. 3, dated October 24, 2006 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2006).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.conmed.com/ investor-ethics.htm

21*	-	Subsidiaries of the Registrant.

23*	-	Consent, dated February 27, 2007, of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	-	Certification of Joseph J. Corasanti pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
+ Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2006. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 63.

/s/ Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation:

We have completed integrated audits of CONMED Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension plan in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on page 62, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Syracuse, New York
February 27, 2007

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2006
(In thousands except share and per share amounts)

	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,454	$3,831
Accounts receivable, less allowance for doubtful
accounts of $1,522 in 2005 and $1,210 in 2006	83,327	75,120
Inventories	152,428	151,687
Income taxes receivable	-	747
Deferred income taxes	12,887	15,212
Prepaid expenses and other current assets	3,419	3,286
Total current assets	255,515	249,883
Property, plant and equipment, net	104,224	116,480
Goodwill, net	335,651	290,512
Other intangible assets, net	191,402	191,135
Other assets	16,991	13,561
Total assets	$903,783	$861,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,208	$3,148
Accounts payable	31,084	41,823
Accrued compensation and benefits	12,461	17,712
Income taxes payable	4,706	-
Accrued interest	1,095	727
Other current liabilities	8,578	11,795
Total current liabilities	62,132	75,205

Long-term debt	302,643	264,676
Deferred income taxes	62,554	51,004
Other long-term liabilities	23,448	30,332
Total liabilities	450,777	421,217

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; 100,000,000
authorized; 31,137,119 and 31,304,203, issued
in 2005 and 2006, respectively	311	313
Paid-in capital	278,281	284,858
Retained earnings	259,932	247,425
Accumulated other comprehensive income (loss)	(9,736)	(8,612)
Less: Treasury stock, at cost;
2,944,905 and 3,321,545 shares in
2005 and 2006, respectively	(75,782)	(83,630)
Total shareholders' equity	453,006	440,354
Total liabilities and shareholders' equity	$903,783	$861,571

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2005 and 2006
(In thousands except per share amounts)

	2004	2005	2006

Net sales	$558,388	$617,305	$646,812

Cost of sales	271,496	304,284	333,966

Gross profit	286,892	313,021	312,846

Selling and administrative expense	183,183	216,685	234,832

Research and development expense	20,205	25,469	30,715

Impairment of goodwill	-	-	46,689

Write-off of purchased in-process
research and development assets	16,400	-	-

Other expense	3,943	7,119	5,213

	223,731	249,273	317,449

Income (loss) from operations	63,161	63,748	(4,603)

Loss on early extinguishment of debt	825	-	678

Interest expense	12,774	15,578	19,120

Income (loss) before income taxes	49,562	48,170	(24,401)

Provision (benefit) for income taxes	16,097	16,176	(11,894)

Net income (loss)	$33,465	$31,994	$(12,507)

Earnings (loss) per share:

Basic	$1.13	$1.09	$(.45)
Diluted	1.11	1.08	(.45)

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2004, 2005 and 2006
(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2003	29,141	$291	$237,076	$194,473	$2,069	$(419)	$433,490

Common stock issued
under employee plans	995	10	15,578				15,588

Tax benefit arising from
common stock issued
under employee plans			3,897				3,897

Repurchase of common stock						(29,989)	(29,989)

Comprehensive income:

Foreign currency
translation adjustments					2,133

Cash flow hedging
(net of income tax
benefit of $82)					(146)

Minimum pension liability
(net of income tax
benefit of $5,630)					(10,455)

Net income				33,465

Total comprehensive income							24,997

Balance at December 31, 2004	30,136	$301	$256,551	$227,938	$(6,399)	$(30,408)	$447,983

Common stock issued
under employee plans	1,001	10	16,988				16,998

Tax benefit arising from
common stock issued
under employee plans			4,742				4,742

Repurchase of common stock						(45,374)	(45,374)

See notes to consolidated financial statements.

(continued)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2004, 2005 and 2006
(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Comprehensive income:

Foreign currency
translation adjustments					(3,657)

Minimum pension liability
(net of income tax
expense of $172)					320

Net income				31,994

Total comprehensive income							28,657

Balance at December 31, 2005	31,137	$311	$278,281	$259,932	$(9,736)	$(75,782)	$453,006

Common stock issued
under employee plans	167	2	2,729				2,731

Tax benefit arising from
common stock issued
under employee plans			139				139

Stock-based compensation			3,709				3,709

Repurchase of common stock						(7,848)	(7,848)

Comprehensive income (loss):

Foreign currency
translation adjustments					3,375

Minimum pension liability
(net of income tax
expense of $1,330)					3,092

Net income (loss)				(12,507)

Total comprehensive
Income (loss)							(6,040)

Adjustment to initially
apply SFAS No. 158
(net of income tax
benefit of $3,132)					(5,343)		(5,343)

Balance at December 31, 2006	31,304	$313	$284,858	$247,425	$(8,612)	$(83,630)	$440,354

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2005 and 2006
(In thousands)
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$33,465	$31,994	$(12,507)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	10,962	12,466	11,738
Amortization	15,906	18,320	18,113
Stock-based compensation	-	-	3,709
Goodwill impairment	-	-	46,689
Deferred income taxes	4,301	10,128	(12,289)
Income tax benefit of stock
option exercises	3,897	4,742	139
Excess tax benefits from stock-based
compensation	-	-	(139)
Contributions to pension plans less than
net pension cost	3,619	2,062	1,877
Write-off of purchased in-process
research and development assets	16,400	-	-
Loss on extinguishment of debt	825	-	203
Loss on sale of equity investment	-	794	-
Increase (decrease) in cash flows from
changes in assets and liabilities, net
of effects from acquisitions:
Sale of accounts receivable	5,000	(9,000)	4,000
Accounts receivable	(19,144)	266	(126)
Inventories	1,441	(33,620)	(9,380)
Accounts payable	4,350	8,273	7,016
Income taxes payable	(2,532)	675	(1,944)
Accrued compensation and benefits	1,626	(194)	5,251
Accrued interest	469	347	(368)
Other assets	(3,884)	(4,402)	(1,582)
Other liabilities	(1,861)	(417)	4,172
	41,375	10,440	77,079
Net cash provided by operating activities	74,840	42,434	64,572

Cash flows from investing activities:
Payments related to business acquisitions,
net of cash acquired	(81,645)	(372)	(2,466)
Proceeds from sale of equity investment	-	-	1,205
Purchases of property, plant and equipment, net	(12,419)	(16,242)	(21,895)
Net cash used in investing activities	(94,064)	(16,614)	(23,156)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	15,200	16,998	2,731
Excess tax benefits from stock-based compensation	-	-	139
Repurchase of common stock	(29,989)	(45,374)	(7,848)

See notes to consolidated financial statements.
(continued)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2005 and 2006
(In thousands)

	2004	2005	2006

Payments on senior credit agreement	(114,937)	(29,917)	(173,160)
Proceeds of senior credit agreement	-	43,000	135,000
Payments on mortgage notes	(5,132)	(754)	(867)
Proceeds from issuance of 2.50% convertible
senior subordinated notes	150,000	-	-
Payments related to issuance of debt	(5,848)	(185)	(1,260)
Net change in cash overdrafts	6,209	(6,102)	1,166

Net cash provided by (used in) financing
activities	15,503	(22,334)	(44,099)

Effect of exchange rate changes
on cash and cash equivalents	1,924	(4,221)	3,060

Net increase (decrease) in
cash and cash equivalents	(1,797)	(735)	377

Cash and cash equivalents at beginning
of year	5,986	4,189	3,454

Cash and cash equivalents at end of year	$4,189	$3,454	$3,831

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$12,680	$13,794	$18,247
Income taxes	11,994	3,921	2,168

Supplemental disclosures of non-cash investing and financing activities:

We assumed $3.5 million in liabilities in connection with a business acquisition in 2004 described more fully in Note 2.

See notes to consolidated financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share amounts)

Note 1 — Operations and Significant Accounting Policies

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, purchased in-process research and development, pension benefits, goodwill and intangible assets, contingencies and other accruals. We base our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effect of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable sale

We have entered into an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation. CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (“the “purchaser”). The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended. Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall. For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser. As of December 31, 2005 and 2006, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $40.0 million and $44.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable. Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.0 million, $1.9 million and $2.3 million, in 2004, 2005 and 2006, respectively, and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser. The pool of receivables is in full compliance with these ratios. Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivable sales agreement. In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases. To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility. Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable. The purchaser commitment was amended effective October 23, 2006 whereby it was extended through October 31, 2008 under substantially the same terms and conditions.

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (55.9% at December 31, 2006) of our total assets.

Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. We perform impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization. These tests and evaluations are performed in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). It is our policy to perform annual impairment tests in the fourth quarter. These tests resulted in an impairment charge of $46.7 million in the fourth quarter ending December 31, 2006. See Note 5 for additional discussion.

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

Equity investments

We have an investment in the common stock of another company in our industry which represents less than 20% of the voting stock of this company and in which we do not have the ability to exercise significant influence. We have accounted for this investment under the cost method. We review this investment for impairment whenever events or circumstances indicate that the carrying amounts of this investment may not be recoverable. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the investment, an impairment loss would be recognized by reducing the recorded value to its current fair value.

Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value. The fair value of the Notes approximated $132.0 million and $133.7 million at December 31, 2005 and 2006, respectively, based on their quoted market price.

Translation of foreign currency financial statements

Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected in accumulated other comprehensive income (loss). Transaction gains and losses are included in net income (loss).

Income taxes

We provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the tax rates that are anticipated to be in effect when these differences reverse. The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is more likely than not.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $9.3 million, $11.2 million and $14.3 million for 2004, 2005 and 2006, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2006 is adequate to provide for probable losses resulting from accounts receivable.

Earnings (loss) per share

Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights during the period. In the 2006 period, incremental shares are not included in computing diluted EPS because to do so would have reduced the net loss per share. The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2004, 2005 and 2006, respectively:

	2004	2005	2006

Net income (loss)	$33,465	$31,994	$(12,507)

Basic-weighted average shares outstanding	29,523	29,300	27,966

Effect of dilutive potential securities	582	436	-

Diluted-weighted average shares outstanding	30,105	29,736	27,966

Basic EPS	$1.13	$1.09	$(.45)

Diluted EPS	$1.11	$1.08	$(.45)

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 0.1 million and 0.6 million at December 31, 2004 and 2005, respectively. Upon conversion of our 2.50% convertible senior subordinated notes (the “Notes”), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount. As of December 31, 2006, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes. Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000. See Note 6 for further discussion of the Notes.

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights be recognized in the financial statements based on their fair values. Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). No compensation expense was recognized for stock options under the provisions of APB 25 since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

SFAS 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any nonvested stock option awards outstanding as of the date of adoption. We recognize such expense using a straight-line method over the vesting period. Prior periods have not been restated.

We elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of a simplified method to calculate the beginning pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. See Note 8 for additional discussion.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

			Accumulated
		Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2005	(10,135)	$399	$(9,736)

Foreign currency translation
adjustments	-	3,375	3,375

Minimum pension liability
(net of income taxes)	3,092	-	3,092

Adjustment to initially apply
SFAS 158 (net of income taxes)	(5,343)	-	(5,343)

Balance, December 31, 2006	(12,386)	$3,774	$(8,612)

Note 2 — Business Acquisitions

Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The results of operations of acquired businesses have been included in the consolidated statements of operations since the date of acquisition.

In September 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”) for aggregate consideration of $81.3 million in cash. We funded the Endoscopic Technologies acquisition through available cash on hand of $31.3 million with an additional $50.0 million drawn under our revolving credit facility (See Note 6). Included in cost of sales during 2004 and 2005 is $2.3 million and $0.5 million, respectively, of expense which represents the step-up to fair value recorded relating to the sale of inventory acquired through the Endoscopic Technologies acquisition. The acquired business enhanced our product offerings by adding a comprehensive line of single-use medical devices employed by gastro-intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques.

As determined by management with the assistance of a third-party valuation, $16.4 million of the Endoscopic Technologies acquisition purchase price represents the fair value of development-stage projects for which the related products, as of the acquisition date had not reached technological feasibility, had not received regulatory approval and had no alternative future use. Accordingly, the entire amount of in-process research and development assets were written-off in accordance with FASB Interpretation No. 4. The $16.4 million write-off of purchased in-process research and development assets is deductible for income tax purposes.

The unaudited pro forma statement of operations for the year ended December 31, 2004, assuming the Endoscopic Technologies acquisition occurred as of January 1, 2004 is presented below. This pro forma statement of operations has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Endoscopic Technologies acquisition occurred on the dates indicated, or which may result in the future.

2004

Net sales	$604,566
Net income	33,749
Net income per share
Basic	$1.14
Diluted	$1.12

Goodwill associated with the Endoscopic Technologies acquisition was determined to be impaired in the fourth quarter of 2006 as a result of our annual impairment testing resulting in a $46.7 million impairment charge. See Note 5 for additional discussion.

Note 3 — Inventories

Inventories consist of the following at December 31,:

	2005	2006

Raw materials	$45,991	$50,225
Work in process	16,472	17,815
Finished goods	89,965	83,647
	$152,428	$151,687

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2005	2006

Land	$4,200	$4,200
Building and improvements	80,713	84,944
Machinery and equipment	95,300	101,218
Construction in progress	7,086	11,281
	187,299	201,643
Less: Accumulated depreciation	(83,075)	(85,163)
	$104,224	$116,480

We lease various manufacturing facilities, office facilities and equipment under operating leases. Rental expense on these operating leases was approximately $2,649, $2,727 and $3,269 for the years ended December 31, 2004, 2005 and 2006, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2006 are as follows:

2007	$3,265
2008	2,944
2009	1,930
2010	1,608
2011	1,278
Thereafter	2,279

Note 5 - Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2005	2006
Balance as of January 1,	$334,483	$335,651

Goodwill impairment	-	(46,689)

Adjustments to goodwill resulting from business
acquisitions finalized	372	1,705

Foreign currency translation	796	(155)

Balance as of December 31,	$335,651	$290,512

Goodwill associated with each of our principal operating units at December 31, is as follows:
	2005	2006
CONMED Electrosurgery	$16,645	$16,645

CONMED Endoscopic Technologies	46,649	-

CONMED Endosurgery	42,404	42,419

CONMED Linvatec	175,853	173,007

CONMED Patient Care	54,100	58,441

Balance as of December 31,	$335,651	$290,512

The Endoscopic Technologies acquisition described in Note 2 involved the transfer of substantially all of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities. This transfer has proven to be more time-consuming, costly and complex than was originally anticipated. In addition, production and operational issues at an assembly operation in Mexico under contract to CONMED have resulted in product shortages and backorders. These operational issues, in combination with increased competition and pricing pressures in the marketplace have resulted in decreased sales and gross margins and operating losses. As a result of these factors, during our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies operating unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million to reduce the carrying amount of the unit to its fair value. We estimated the fair value of the Endoscopic Technologies operating unit using a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with SFAS 142.

Other intangible assets consist of the following:
	December 31, 2005		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$110,612	$(21,317)	$113,376	$(24,498)

Patents and other intangible assets	37,344	(22,581)	39,609	(24,696)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	87,344	-

	$235,300	$(43,898)	$240,329	$(49,194)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The weighted average amortization period for intangible assets which are amortized is 25 years. Customer relationships are being amortized over a weighted average life of 36 years. Patents and other intangible assets are being amortized over a weighted average life of 12 years.

Customer relationship assets were acquired primarily in connection with the 1997 acquisition of Linvatec Corporation, 2003 Bionx acquisition and 2004 Endoscopic Technologies acquisition. These assets represent the value associated with business expected to be generated from acquired customers as of the acquisition date. Asset values were determined by measuring the present value of the projected future earnings attributable to these assets. Additionally, while the useful lives of these assets are not limited by contract or any other economic, regulatory or other known factors, the weighted average useful life of 36 years was determined as of acquisition date by historical customer attrition. In accordance with SFAS 142 and as clarified by EITF Issue 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, customer relationships evidenced by customer purchase orders are contractual in nature and therefore continue to be recognized separate from goodwill and are amortized over their weighted average 36 year life.

Trademarks and tradenames were recognized in connection with the 1997 acquisition of Linvatec Corporation, 2003 Bionx acquisition and 2004 Endoscopic Technologies acquisition. We continue to market products, release new product and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows. It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time. Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible assets are not amortized.

Amortization expense related to intangible assets for the year ending December 31, 2006 and estimated amortization expense for each of the five succeeding years is as follows:

2006	$5,296
2007	5,555
2008	5,555
2009	5,534
2010	4,984
2011	4,777

Note 6 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2005	2006
Revolving line of credit	$43,000	$-

Term loan borrowings on senior credit facility	98,147	102,988

2.50% Convertible senior subordinated notes	150,000	150,000

Mortgage notes	15,704	14,836

Total long-term debt	306,851	267,824

Less: Current portion	4,208	3,148

	$302,643	$264,676

During 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were no borrowings outstanding on the revolving credit facility as of December 31, 2006. Our available borrowings on the revolving credit facility at December 31, 2006 were $93.0 million with approximately $7.0 million of the facility set aside for outstanding letters of credit. There were $103.0 million in borrowings outstanding on the term loan at December 31, 2006. The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the previously existing senior credit agreement. In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.2 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.5 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $95.5 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement. Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 2.00% (7.35% at December 31, 2006) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 2.00% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement. The amended and restated credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2006. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales .

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note"). The principal balances outstanding on the Class A note and Class C note aggregated $5.2 million and $9.6 million, respectively, at December 31, 2006. These mortgage notes are collateralized by the CONMED Linvatec property and facilities.

During 2004, we completed an offering of $150.0 million in 2.50% convertible senior subordinated notes (the “Notes”) due 2024. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock. Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount. Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share). The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011. Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

The Notes contain two embedded derivatives. The embedded derivatives are recorded at fair value in other long-term liabilities and changes in their value are recorded through the Consolidated Statements of Operations. The embedded derivatives have a nominal value, and it is our belief that any change in their fair value would not have a material adverse effect on our business, financial condition or results of operations.

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

The scheduled maturities of long-term debt outstanding at December 31, 2006 are as follows:

2007	$3,148
2008	3,349
2009	3,185
2010	2,174
2011	2,244
Thereafter	253,724

Note 7 — Income Taxes

The provision for income taxes for the years ended December 31, 2004, 2005 and 2006 consists of the following:

	2004	2005	2006
Current tax expense:
Federal	$9,138	$3,083	$(2,582)
State	975	795	1,006
Foreign	1,683	2,170	1,846
	11,796	6,048	270
Deferred income tax expense	4,301	10,128	(12,164)
Provision for income taxes	$16,097	$16,176	$(11,894)

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2004, 2005 and 2006 follows:

	2004	2005	2006
Tax provision at statutory rate based
on income (loss) before income taxes	35.00%	35.00%	(35.00)%

Extraterritorial income exclusion	(5.30)	(2.78)	(5.39)

State income taxes	2.75	.66	(3.24)

Stock-based compensation	-	-	3.49

Research & development credit	(.64)	(.53)	(3.87)

Settlement of taxing
authority examinations	-	-	(6.08)

Other nondeductible permanent differences	.36	.85	1.81

Other, net	.31	.38	(.46)

	32.48%	33.58%	(48.74)%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2005 and 2006 are as follows:

	2005	2006
Assets:

Inventory	$10,913	$10,899
Net operating losses	8,663	13,707
Deferred compensation	1,931	2,680
Accounts receivable	865	3,134
Accrued pension	5,457	7,259
Research and development credit	-	1,980
State taxes	-	156
Other	2,400	2,043
Valuation allowance	(6,160)	(6,892)

	24,069	34,966

Liabilities:

Goodwill and intangible assets	63,601	59,969
Depreciation	5,568	5,329
Employee benefits	722	103
State taxes	1,116	-
Contingent interest	2,729	5,357

	73,736	70,758

Net liability	$(49,667)	$(35,792)

Earnings before income (loss) taxes consists of the following U.S. and foreign income (loss):

	2004	2005	2006

U.S. income (loss)	$45,876	$42,653	$(29,659)
Foreign income	3,686	5,517	5,258

Total income (loss)	$49,562	$48,170	$(24,401)

The net operating loss carryforwards of acquired subsidiaries begin to expire in 2008. We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition. Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill.

We operate in multiple taxing jurisdictions, both within and outside the United States. We face audits from these various tax authorities regarding the amount of taxes due. Such audits can involve complex issues and may require an extended period of time to resolve. Our United States federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2004. During 2006, as a result of the settlement of our 2001 through 2004 income taxes as a result of IRS examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2004. The net effect of these adjustments and the settlement of the 2001 through 2004 IRS examinations, was a $1.5 million reduction in income tax expense in 2006. During the third quarter of 2006, we filed our United States federal income tax return for 2005. As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit resulting in a $0.7 million reduction in income tax expense. The net effect of these adjustments was a $2.2 million reduction in income tax expense in 2006.

Note 8 - Shareholder’s Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2005 and 2006, no preferred stock had been issued.

In November 2004, we repurchased 1.1 million shares of our common stock in privately negotiated transactions at an aggregate cost of $30 million. This repurchase coincided with our 2.50% convertible senior subordinated notes transaction (See Note 6).

On February 15, 2005, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million could be purchased in any calendar year. The Board subsequently amended this program on December 2, 2005 to authorize repurchases up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have repurchased a total of 2.2 million shares of common stock as of December 31, 2006 under this authorization.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). No compensation expense was recognized for stock options under the provisions of APB 25 since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

SFAS 123R was adopted using the modified prospective transition method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any nonvested stock option awards outstanding as of the date of adoption. Prior periods have not been restated.

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

Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

During the second quarter of 2006, the shareholders approved the 2006 Stock Incentive Plan (“the 2006 Plan”). Awards under this plan may be made to any officer, director, employee, consultant or to any other individual who may perform services for the Company and its subsidiaries and affiliates selected by the committee that administers the 2006 Plan. The 2006 Plan provides for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), and other equity-based and equity-related awards.

We have reserved 4.7 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 785,000 shares remain available for grant at December 31, 2006. The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant. RSUs are valued at the market value of the underlying stock on the date of grant. Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant. Stock options and SARs expire ten years from date of grant. SARs are only settled in shares of the Company’s stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $3.7 million for the year ended December 31, 2006. This amount is included in selling and administrative expenses on the Consolidated Statements of Operations. Tax related benefits of $440 were also recognized for the year ended December 31, 2006. Cash received from the exercise of stock options was $14.4 million, $15.9 million and $1.7 million for the years ended December 31, 2004, 2005 and 2006, respectively and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the years ended December 31, 2004, 2005 and 2006 was $14.59, $16.51 and $8.92, respectively. The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted in the years ended December 31, 2004, 2005 and 2006, respectively: risk-free interest rate of 4.04%, 4.16% and 5.13%; volatility factor of the expected market price of the Company's common stock of 51.20%, 53.26% and 37.79%; a weighted-average expected life of the option and

SAR of 7.3 years, 5.7 years and 5.7 years; and that no dividends would be paid on common stock. The risk free interest rate is based on the option and SAR grant date for a traded zero-coupon U.S. Treasury bond with a maturity date equal to the expected life. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant. The expected life selected for options and SARs granted during the year ended December 31, 2006 represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the years ended December 31, 2004, 2005 and 2006:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2003	3,994	$17.55
Granted	659	25.03
Forfeited	(152)	19.16
Exercised	(940)	15.28

Outstanding at December 31, 2004	3,561	$19.45
Granted	504	30.75
Forfeited	(26)	24.33
Exercised	(954)	16.67

Outstanding at December 31, 2005	3,085	$22.12

Granted	265	20.04
Forfeited	(69)	23.29
Exercised	(115)	14.80

Outstanding at December 31, 2006	3,166	$22.23
Exercisable at December 31, 2006	2,243	$21.57

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2006 was 6.1 years and 5.3 years, respectively. The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2006 was $8.8 million and $7.1 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2005 and 2006 was $12.9 million and $0.7 million, respectively.

The following table illustrates the RSU activity as of December 31, 2006, including changes during the year ended December 31, 2006. There were no RSU’s granted prior to 2006.

		Weighted-
	Number	Average
	of	Grant-Date
	Shares	Fair Value

RSUs outstanding at December 31, 2005	-	-
Granted	145	$20.21
Vested	-
Forfeited	(1)	19.93

Outstanding at December 31, 2006	144	$20.22

As of December 31, 2006, there was $9.9 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plan which is expected to be recognized over 5.0 years (weighted average period of 1.8 years).

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the years ended December 31, 2004 and 2005. The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period.

	2004	2005

Net income — as reported	$33,465	$31,994

Pro forma stock-based employee
compensation expense, net of related
income tax effect	(4,598)	(4,075)

Net income — pro forma	$28,867	$27,919

Earnings per share - as reported:
Basic	$1.13	$1.09
Diluted	$1.11	$1.08
Earnings per share - pro forma:
Basic	$0.98	$0.95
Diluted	$0.96	$0.94

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees. The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date. During 2006, we issued approximately 52,000 shares of common stock under the Employee Plan. No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 9 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating units, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care. We believe each of our segments are similar in the nature of products, production processes, customer base, distribution methods and regulatory environment. In accordance with Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating units also have similar economic characteristics and therefore qualify for aggregation under SFAS 131. Our CONMED Patient Care and CONMED Endoscopic Technologies operating units do not qualify for aggregation under SFAS 131 since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating income (loss) in these segments.

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec consist of a single aggregated segment comprising a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments. CONMED Patient Care product offerings include a line of vital signs and cardiac monitoring products as well as suction instruments & tubing for use in the operating room. CONMED Endoscopic Technologies product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

The following is net sales information by product line and reportable segment:

	2004	2005	2006

Arthroscopy	$204,887	$211,397	$228,195
Powered Surgical Instruments	128,572	132,045	137,150
Electrosurgery	85,912	88,455	97,809
Endosurgery	47,400	50,694	52,783
CONMED Endosurgery, Electrosurgery,
and Linvatec	466,771	482,591	515,937

CONMED Patient Care	75,879	75,879	75,883
CONMED Endoscopic Technologies	15,738	58,835	54,992

Total	$558,388	$617,305	$646,812

Total assets, capital expenditures, depreciation and amortization information are not available by reportable segment.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes. The Corporate line includes corporate related items not allocated to operating units:

	2004	2005	2006

CONMED Endosurgery, Electrosurgery
And Linvatec	$77,538	$69,295	$70,193
CONMED Patient Care	7,314	5,734	(759)
CONMED Endoscopic Technologies	(19,177)	(5,513)	(63,399)
Corporate	(2,514)	(5,768)	(10,638)

Inoome (loss) from operations	63,161	63,748	(4,603)

Loss on early extinguishment of debt	825	-	678
Interest expense	12,774	15,578	19,120

Income (loss) before income taxes	$49,562	$48,170	$(24,401)

Net sales information for geographic areas consists of the following:
	2004	2005	2006

United States	$364,819	$390,050	$396,953
Canada	27,384	36,111	43,104
United Kingdom	27,120	30,117	32,542
Japan	19,793	22,073	25,451
Australia	17,536	23,237	27,249
All other countries	101,736	115,717	121,513

Total	$558,388	$617,305	$646,812

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2005 and 2006. No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2004, 2005 and 2006.

Note 10 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our employees.

Total employer contributions to the 401(k) plan were $1.8 million, $2.2 million and $2.3 million during the years ended December 31, 2004, 2005 and 2006, respectively.

We use a December 31, measurement date for our pension plan. Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants. The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2005	2006

Accumulated Benefit Obligation	$44,971	$46,066

Change in benefit obligation
Projected benefit obligation at beginning of year	$48,872	$51,420
Service cost	4,503	5,444
Interest cost	2,575	2,905
Actuarial (gain)/loss	517	(1,176)
Benefits paid	(5,047)	(4,052)

Projected benefit obligation at end of year	$51,420	$54,541

Change in plan assets
Fair value of plan assets at beginning of year	$33,188	$33,252
Actual gain on plan assets	1,611	2,694
Employer contribution	3,500	5,000

Benefits paid	(5,047)	(4,052)
Fair value of plan assets at end of year	$33,252	$36,894

Funded status
Funded status	$18,168	$17,647
Unrecognized net actuarial loss	(27,536)	-
Unrecognized transition liability	(40)	-
Unrecognized prior service cost	5,535	-
Additional minimum pension liability	15,592	-
Accrued pension cost	$11,719	$17,647
Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2005	2006

Accrued pension liability	$11,719	$17,647
Accumulated other comprehensive income (loss)	(15,592)	(19,644)

Net amount recognized	$(3,873)	$(1,997)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2005	2006

Discount rate	5.55%	5.90%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

The following table illustrates the effects of adopting SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” on each of the balance sheet line items:

	Before		After
	Application of		Application of
	SFAS 158	Adjustment	SFAS 158
Accrued pension liability	$9,172	$8,475	$17,647
Deferred income taxes	54,136	(3,132)	51,004
Total liabilities	415,874	5,343	421,217
Accumulated other
comprehensive income (loss)	(3,269)	(5,343)	(8,612)
Shareholders’ equity	445,697	(5,343)	440,354

Accumulated other comprehensive income (loss) for the year ended December 31, 2006 consists of the following items not yet recognized in net periodic pension cost (before income taxes):

Net actuarial loss	$24,792
Transition liability	36
Prior service cost	(5,184)
Accumulated other comprehensive income (loss)	$19,644

Net periodic pension cost for the years ended December 31, consists of the following:

	2004	2005	2006

Service cost — benefits earned during
the period	$3,144	$4,503	$5,444
Interest cost on projected benefit obligation	2,377	2,651	2,905
Return on plan assets	(2,562)	(2,548)	(2,694)
Transition amount	4	4	4
Prior service cost	(351)	(351)	(351)
Amortization of loss	1,007	1,303	1,569
Net periodic pension cost	$3,619	$5,562	$6,877

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2004	2005	2006

Discount rate	6.25%	5.75%	5.55%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension		Target
	Plan Assets		Allocation
	2005	2006	2007

Equity securities	64%	71%	75%
Debt securities	36	29	25
Total	100%	100%	100%

As of December 31, 2006, the Plan held 27,562 shares of our common stock, which had a fair value of $0.6 million. We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

We expect to contribute approximately $12.0 million to our pension plan in 2007.

The estimated portion of net loss, net prior service cost, and transition obligation in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net period benefit cost in 2007 is $1,263, ($351) and $4, respectively.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2006 and reflect the impact of expected future employee service.

2007	$1,629
2008	2,445
2009	2,004
2010	2,562
2011	2,279
2012-2016	16,358

Note 11 — Legal Matters

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies. These subpoenae may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish sufficient reserves to cover probable losses associated with such claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition or results of operations.

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that are material to our financial statements or condition, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis.

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

In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violation of federal and state antitrust laws. The lawsuit claims that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition. We have sought relief which includes an injunction restraining Johnson & Johnson from continuing its anticompetitive practice as well as receiving the maximum amount of damages allowed by law. The discovery phase is now essentially completed, and Johnson & Johnson filed a motion for summary judgment which was denied by the Court by Order dated May 2, 2006. This Order does not represent a determination on the merits with respect to the Company’s claims against Johnson & Johnson, but rather represents a determination that the Company has produced sufficient evidence to warrant submitting the case to a jury. The Company expects to submit briefs on certain evidentiary matters in the next few weeks, with the case currently scheduled for a jury trial to commence on April 23, 2007. There can be no assurance that the case will in fact proceed to trial on that date. The Company believes that its claims are well-grounded in fact and law, but there can be no assurance that it will be successful in its claims in a trial before a jury.

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

The Company has filed motions which, if granted, would result in the dismissal of the case, subject to any appeals the plaintiffs could pursue. The Court held a hearing on the Company’s motions on January 5, 2007, and took the matter under advisement. There is no fixed time frame within the Court must rule on the motions. The Company believes there is no merit to the claims asserted in the Complaint.

Note 12 — Other expense

Other expense for the year ended December 31, consists of the following:

	2004	2005	2006

Acquisition transition related costs	1,547	4,108	2,592
Termination of product offering	2,396	1,519	1,448
Environmental settlement costs	-	698	-
Loss on equity investment	-	794	-
Write-off of inventory in
settlement of a patent dispute	-	-	595
Closure of manufacturing facility	-	-	578
Other expense (income)	$3,943	$7,119	$5,213

On September 30, 2004, we completed the Endoscopic Technologies acquisition. As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement. The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities was completed during 2006. During the years ended December 31, 2004, 2005 and 2006, we incurred $1.5 million, $4.1 million and $2.6 million, respectively, of acquisition and transition-integration related charges associated with the Endoscopic Technologies acquisition which have been recorded in other expense. These expenses consist of severance, acquisition, transition and integration related charges.

During the quarter ended December 31, 2004, we elected to terminate our surgical lights product line. We instituted a customer replacement program whereby all currently installed surgical lights have been or will be replaced by CONMED. The entire cost of the replacement program, including the write-off of the remaining surgical lights inventory, purchase of new surgical lights from an alternative supplier and installation costs are expected to approximate $5.8 million. Through December 31, 2006, we recorded charges totaling $5.3 million related to the surgical lights customer replacement program (including $2.4 million, $1.5 million and $1.4 million in the years ended December 31, 2004, 2005 and 2006, respectively). It is anticipated that the remaining $0.5 million in costs will be incurred during 2007 as the surgical lights customer replacement program is completed.

During the quarter ended June 30, 2005, we entered into a settlement of certain environmental claims related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies. The current owner alleged that the acquired subsidiary caused environmental contamination of the property. In order to avoid litigation, we agreed to reimburse the owner for a certain percentage of past remediation costs, and to participate in the funding of the remediation activities. The total sum of past costs, including attorney’s fees, together with the current estimate of future costs, amounts to approximately $0.7 million and has been recorded in other expense for the year ended December 31, 2005. We believe any future costs incurred in excess of amounts already expensed would be covered by insurance.

During the quarter ended December 31, 2005, we incurred a $0.8 million loss on the sale of an equity investment. This investment had a carrying value of $2.0 million and was sold in January 2006 for $1.2 million resulting in a $0.8 million loss.

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

During 2006, we elected to close our facility in Montreal, Canada which manufactured products for our CONMED Linvatec line of integrated operating room systems and equipment. The products which had been manufactured in the Montreal facility will now largely be purchased from a third party vendor. The closing of this facility is scheduled to be completed during the first quarter of 2007. We estimate the total cost of the closure to be in the range of $2.5 million to $3.0 million. During the year ended December 31, 2006, we incurred a total of $1.9 million in costs associated with this closure, of which $1.3 million relates to the write-off of inventory and is included in cost of goods sold. The remaining $0.6 million primarily relates to severance expense, which we have recorded in other expense. It is anticipated the remaining costs will be incurred during the first quarter of 2007 and will consist of severance, lease and other closure-related costs.

Note 13 — Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2004	2005	2006

Balance as of January 1,	$3,588	$3,524	$3,416

Provision for warranties	3,961	4,035	5,774
Claims made	(4,025)	(4,143)	(5,573)

Balance as of December 31,	$3,524	$3,416	$3,617

Note 14 - New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating our tax positions and anticipate that this interpretation will result in a cumulative effect credit adjustment to opening retained earnings of approximately $0.3 million.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB 108 effective December 31, 2006. The adoption of SAB 108 did not have an impact on our financial position or results of operations.

Note 15 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2005 and 2006 are as follows:

	Three Months Ended
	March	June	September	December
2005
Net sales	$155,859	$158,276	$149,970	$153,200
Gross profit	80,475	82,124	75,954	74,468
Net income	10,765	10,508	7,914	2,807
EPS:
Basic	$.37	$.36	$.27	$.10
Diluted	.36	.35	.26	.10

	Three Months Ended
	March	June	September	December
2006
Net sales	$158,466	$163,473	$154,981	$169,892
Gross profit	77,900	77,774	74,731	82,441
Net income (loss)	4,340	3,414	3,332	(23,593)
EPS:
Basic	$.15	$.12	$.12	$(.84)
Diluted	.15	.12	.12	(.84)

Unusual Items Included In Selected Quarterly Financial Data:

2005

First quarter

During the first quarter of 2005, we recorded $0.5 million of Endoscopic Technologies acquisition-related charges in cost of sales - see Note 2.

During the first quarter of 2005, we recorded a charge of $0.5 million related to our termination of our surgical lights product line and $1.4 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense - see Note 12.

Second quarter

During the second quarter of 2005, we recorded a charge of $0.4 million related to our termination of our surgical lights product line; $1.4 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition; and $0.7 million related to a settlement of certain environmental claims to other expense - see Note 12.

Third quarter

During the third quarter of 2005, we recorded a charge of $0.1 million related to our termination of our surgical lights product line and $0.7 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense - see Note 12.

Fourth quarter

During the fourth quarter of 2005, we recorded a charge of $0.5 million related to our termination of our surgical lights product line; $0.6 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition and a $0.8 million charge related to the loss on the sale of an equity investment to other expense - see Note 12.

The decline in net income in the fourth quarter is a result of a decrease in gross profit margin as a result of increased costs associated with higher raw material costs and increased spending related to quality assurance. We also incurred significantly higher selling and administrative costs associated with higher distribution costs as well as increased spending on corporate quality systems and management and the Johnson & Johnson litigation (see Note 11).

2006

First quarter

During the first quarter of 2006, we recorded a charge of $0.1 million related to our termination of our surgical lights product line and $0.5 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense - see Note 12

Second Quarter

During the second quarter of 2006, we recorded a charge of $0.6 million related to the write-off of inventory in settlement of a patent dispute and $1.0 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense - see Note 12.

During the second quarter of 2006, we recorded a loss on the early extinguishment of debt of $0.7 million - see Note 6.

Third Quarter

During the third quarter of 2006, we recorded a charge of $0.4 million related to severance payments due to the closing of a manufacturing plant, $1.0 million in charges related to the termination of our surgical lights product line, and $0.6 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense - see Note 12.

Fourth Quarter

During the fourth quarter of 2006, we recorded a charge of $1.3 million to cost of sales to write-off inventory related to the closing of a manufacturing plant. In addition, we recorded $0.1 million in severance costs due to the closing of a manufacturing plant, $0.4 million in charges related to the termination of our surgical lights product line, and $0.5 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense - see Note 12.

During the fourth quarter of 2006, after completing our annual goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies operating unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million - see Note 5.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at	Charged to	Charged to		Column E
Column A	Beginning of	Costs and	Other	Column D	Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period

2006

Allowance for bad debts	$1,522	$640	$(350)	$(602)	$1,210
Sales returns and
allowance	1,339	852	773	-	2,964
Deferred tax asset
valuation allowance	6,160	772	-	$(40)	6,892

2005

Allowance for bad debts	$1,235	$951	$-	$(664)	$1,522
Sales returns and
allowance	1,417	-	-	(78)	1,339
Deferred tax asset
valuation allowance	5,887	829	-	$(556)	6,160

2004

Allowance for bad debts	$1,672	$380	$-	$(817)	$1,235
Sales returns and
Allowance	1,396	21	-	-	1,417
Deferred tax asset
valuation allowance	8,462	-	-	(2,575)	5,887