Form 10-Q
period 2007-03-31
CONMED CORP
filed 2007-05-07
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
March 31, 2007

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

The number of shares outstanding of registrant's common stock, as of May 1, 2007 is 28,289,449 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,

	2006	2007

Net sales	$158,466	$171,014

Cost of sales	80,566	85,789

Gross profit	77,900	85,225

Selling and administrative expense	58,374	59,805

Research and development expense	7,825	7,594

Other expense (income)	570	(5,414)

	66,769	61,985

Income from operations	11,131	23,240

Interest expense	4,866	4,516

Income before income taxes	6,265	18,724

Provision for income taxes	1,925	6,802

Net income	$4,340	$11,922

Per share data:

Net income
Basic	$.15	$.43
Diluted	.15	.42

Weighted average common shares
Basic	28,082	27,987
Diluted	28,358	28,559

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,831	$4,537
Accounts receivable, net	75,120	74,785
Settlement receivable	-	11,000
Inventories	151,687	153,841
Income taxes receivable	747	1,921
Deferred income taxes	15,212	15,225
Prepaid expenses and other current assets	3,286	3,037
Total current assets	249,883	264,346
Property, plant and equipment, net	116,480	117,146
Goodwill	290,512	290,878
Other intangible assets, net	191,135	189,631
Other assets	13,561	13,285
Total assets	$861,571	$875,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,148	$3,148
Accounts payable	41,823	41,534
Accrued compensation and benefits	17,712	14,723
Accrued interest	727	1,986
Other current liabilities	11,795	14,119
Total current liabilities	75,205	75,510

Long-term debt	264,676	256,885
Deferred income taxes	51,004	57,266
Other long-term liabilities	30,332	28,595
Total liabilities	421,217	418,256

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,304,203 and
31,299,203 shares issued in
2006 and 2007, respectively	313	313
Paid-in capital	284,858	285,710
Retained earnings	247,425	257,897
Accumulated other comprehensive income	(8,612)	(7,978)
Less 3,321,545 and 3,125,761 shares of common stock
in treasury, at cost in 2006 and 2007, respectively	(83,630)	(78,912)
Total shareholders’ equity	440,354	457,030
Total liabilities and shareholders’ equity	$861,571	$875,286

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2007

Cash flows from operating activities:
Net income	$4,340	$11,922
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	2,723	3,059
Amortization	4,605	4,573
Stock option expense	814	852
Deferred income taxes	2,121	6,177
Gain on legal settlement	-	(6,072)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable	(3,000)	3,000
Accounts receivable	5,167	(2,665)
Inventories	(7,836)	(4,638)
Accounts payable	2,770	(3,523)
Income taxes receivable	(1,453)	(1,102)
Accrued compensation and benefits	30	(2,989)
Accrued interest	1,778	1,259
Other assets	(571)	1,021
Other liabilities	2,523	342
Net cash provided by operating activities	14,011	11,216

Cash flows from investing activities:
Proceeds from sale of equity investment	1,205	-
Payments related to business acquisitions	-	(883)
Purchases of property, plant and equipment	(4,908)	(3,868)
Net cash used in investing activities	(3,703)	(4,751)

Cash flows from financing activities:
Net proceeds from common stock issued under
employee plans	772	3,268
Repurchase of common stock	(3,406)	-
Payments on long term debt	(6,465)	(7,791)

Net change in cash overdrafts	(183)	(1,694)
Excess tax benefits from stock-based compensation	13	-

Net cash used in financing activities	(9,269)	(6,217)

Effect of exchange rate changes
on cash and cash equivalents	160	458

Net increase in cash and cash equivalents	1,199	706

Cash and cash equivalents at beginning of period	3,454	3,831

Cash and cash equivalents at end of period	$4,653	$4,537

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2006 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income (loss) consists of the following:
	Three months ended
	March 31,
	2006	2007

Net income	$4,340	$11,922

Other comprehensive income:
Pension liability	-	145
Foreign currency
translation adjustment	173	489
Comprehensive income	$4,513	$12,556

Accumulated other comprehensive income (loss) consists of the following:

		Accumulated
	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2006	$(12,386)	$3,774	$(8,612)

Pension liability	145	-	145

Foreign currency translation
adjustments	-	489	489

Balance, March 31, 2007	$(12,241)	$4,263	$(7,978)

Note 4 – Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48") on January 1, 2007.  The impact of this pronouncement was not material to the Company’s consolidated financial statements.  As of the date of adoption the Company's unrecognized tax benefits totaled approximately $1.4 million; $1.3 million in taxes and $0.1 million in interest.  If recognized, the entire amount of unrecognized tax benefits would decrease the effective income tax rate.

The Internal Revenue Service ("IRS") has completed examinations of our United States federal income tax returns through 2004.  Tax years subsequent to 2004 are subject to future examination.  Tax years 1998-2000 are subject to limited examination by the IRS.  Substantially all material state jurisdictions are closed for examination for tax years through 2002.

It is reasonably possible that a substantial amount of unrecognized tax benefits will be resolved within 12 months as a result of the anticipated completion of the 2005 and 2006 IRS examinations and expiration of statutes of limitations on prior tax returns.  Unrecognized tax benefits for these years relate to permanent deductions and tax credits.  A reasonable estimate of the range of change in unrecognized tax benefits can not be made at this time.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.

Note 5 - Inventories

Inventories consist of the following:

	December 31,	March 31,
	2006	2007

Raw materials	$50,225	$56,005

Work-in-process	17,815	20,930

Finished goods	83,647	76,906

Total	$151,687	$153,841

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights during the perod.  The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2007.

	Three months ended
	March 31,
	2006	2007

Net income	$4,340	$11,922

Basic – weighted average shares outstanding	28,082	27,987

Effect of dilutive potential securities	276	572

Diluted – weighted average shares outstanding	28,358	28,559

Basic EPS	$.15	$.43
Diluted EPS	.15	.42

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Such shares aggregated approximately 1.7 million and 0.6 million for the three months ended March 31, 2006 and 2007, respectively.  Upon  conversion of our 2.50% convertible senior subordinated notes (the "Notes"),  the holder of each Note will receive the conversion  value of the Note payable in cash up to the principal  amount of the Note and CONMED common stock for the Note's  conversion value in excess of such principal  amount.  As of March 31, 2007, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

Balance as of January 1, 2007	$290,512

Adjustments to goodwill resulting from
business acquisitions finalized	392

Foreign currency translation	(26)

Balance as of March 31, 2007	$290,878

Goodwill associated with each of our principal operating units is as follows:

	December 31,	March 31,
	2006	2007

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,419	42,422

CONMED Linvatec	173,007	172,981

CONMED Patient Care	58,441	58,830

Balance	$290,512	$290,878

During our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies operating unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million in the year ended December 31, 2006.

Other intangible assets consist of the following:

	December 31, 2006		March 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$113,376	$(24,498)	$113,694	$(25,368)

Patents and other intangible assets	39,609	(24,696)	38,942	(24,981)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	87,344	-

	$240,329	$(49,194)	$239,980	$(50,349)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,278 and $1,405 in the three months ended March 31, 2006 and 2007, respectively.  These amounts have been included in selling and administrative expense on the Consolidated Condensed Statement of Income.

The estimated amortization expense for the year ending December 31, 2007, including the quarterly period ended March 31, 2007, and for each of the five succeeding years is as follows:

2007	$ 5,608
2008	5,608
2009	5,701
2010	5,031
2011	4,826
2012	4,768

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, 2007 are as follows:

Balance as of January 1, 2007	$3,617

Provision for warranties	1,488

Claims made	(1,487)

Balance as of March 31, 2007	$3,618

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended
	March 31,
	2006	2007

Service cost	$1,405	$1,381

Interest cost on projected
benefit obligation	827	737

Expected return on plan assets	(795)	(683)

Net amortization and deferral	298	229

Net periodic pension cost	$1,735	$1,664

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2006 that we expect to make $12.0 million in contributions to our pension plan in 2007.  We made $3.0 million in contributions for the quarter ended March 31, 2007.

Note 10 — Other expense (income)

Other expense (income) consists of the following:

	2006	2007

Acquisition-related costs	$514	$-

Termination of product offering	56	90

Facility closure costs	-	568

Litigation settlement	-	(6,072)

Other income	$570	$(5,414)

On September 30, 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”).  As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement.  During the quarter ended March 31, 2006, we incurred $0.5 million of acquisition and transition-integration related charges associated with the Endoscopic Technologies acquisition which have been recorded in other expense (income).  The Endoscopic Technologies acquisition transition was completed during 2006.

During 2004, we elected to terminate our surgical lights product line.  We instituted a customer replacement program whereby all currently installed surgical lights were replaced by CONMED.  We incurred approximately $0.1 million in costs related to the surgical lights customer replacement program during the quarters ended March 31, 2006 and 2007, respectively, which were recorded in other expense (income).  We anticipate incurring an additional $0.3 million as the surgical lights customer replacement program is completed.

During 2006, we elected to close our facility in Montreal, Canada which manufactured products for our CONMED Linvatec line of integrated operating room systems and equipment.  The products which had been manufactured in the Montreal facility will now largely be purchased from a third party vendor.  The closing of this facility was completed in the first quarter of 2007.  We incurred a total of $2.2 million in costs associated with this closure, of which $1.3 million related to the write-off of inventory and was included in cost of goods sold during 2006.  The remaining $0.9 million (including $0.3 million in the first quarter of 2007) primarily relates to severance expense and the disposal of fixed assets which we have recorded in other expense (income).  In addition, during the first quarter of 2007 we incurred $0.3 million related to the closure of a sales and customer service office which has also been recorded in other expense (income).

In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violations of federal and state antitrust laws. In the lawsuit we claimed that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition.  We sought relief including an injunction restraining Johnson & Johnson from continuing its anticompetitive practices as well as receiving the maximum amount of damages allowed by law.  During the litigation, Johnson & Johnson represented that the marketing practices which gave rise to the litigation have been altered with respect to CONMED.  On March 31, 2007, CONMED and Johnson & Johnson settled the litigation.  Under the terms of the final settlement agreement, CONMED received a payment of $11.0 million from Johnson & Johnson on April 12, 2007 in return for which we terminated the lawsuit.  After deducting legal and other related costs, we have recorded a pre-tax gain of $6.1 million related to the settlement which we have recorded in other expense (income).

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

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec consist of a single aggregated segment comprising a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.  CONMED Patient Care product offerings include a line of vital signs and cardiac monitoring products as well as suction instruments & tubing for use in the operating room.  CONMED Endoscopic Technologies product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures in the digestive tract.

The following is net sales information by product line and reportable segment:

	2006	2007

Arthroscopy	54,700	62,243
Powered Surgical Instruments	34,200	37,550
Electrosurgery	23,375	24,026
Endosurgery	11,846	13,575
CONMED Endosurgery, Electrosurgery
and Linvatec	124,121	137,394
CONMED Patient Care	19,611	20,361
CONMED Endoscopic Technologies	14,734	13,259
Total	$158,466	$171,014

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes:

	2006	2007

CONMED Endosurgery, Electrosurgery
and Linvatec	16,441	18,793
CONMED Patient Care	264	1,027
CONMED Endoscopic Technologies	(2,372)	(1,211)
Corporate	(3,202)	4,631
Income from Operations	11,131	23,240

Interest expense	4,866	4,516
Income before income taxes	$6,265	$18,724

Note 12 – Legal proceedings

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

Note 13 – New accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for- sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2006 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2006 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended
	March 31,
	2006	2007
Arthroscopy	34.5%	36.4%
Powered Surgical Instruments	21.6	22.0
Electrosurgery	14.7	14.0
Patient Care	12.4	11.9
Endosurgery	7.5	8.0
Endoscopic Technologies	9.3	7.7
Consolidated Net Sales	100%	100%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three months ended March 31, 2007, sales to purchasers outside of the United States accounted for 41.8% of total net sales.

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

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  In February 2007, we unveiled several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which we believe further enhance our product offerings and reputation as an innovator as exemplified by the IM4000 High Definition Camera System, our first high definition camera system designed for use in both arthroscopic and multi-specialty endoscopy.

Business Challenges

In September 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”) for aggregate consideration of $81.3 million in cash.  The acquired business has enhanced our product offerings by adding a comprehensive line of single-use medical devices employed by gastro-intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques.  The transfer of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities proved to be more time-consuming, costly and complex than was originally anticipated.  Operational issues associated with the transfer of production lines resulted in backorders, which combined with increased competition and pricing pressures in the marketplace resulted in decreased sales, lower than anticipated gross margins and continuing operating losses.  As a result of these factors, during our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies business was impaired and consequently we recorded an impairment charge of $46.7 million in the year ended December 31, 2006 to reduce the carrying amount of this business to its fair value.  We have taken and are continuing to take corrective action to address the business and operational issues associated with the Endoscopic  Technologies business in an effort to ensure a return to sales growth and profitability.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements.  We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiative.  However, there can be no assurance that our actions will ensure that we will not receive a warning letter or other regulatory action which may include consent decrees or fines.

Critical accounting policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2006 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2007.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.3 million at March 31, 2007 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.9 million and other intangible assets of $189.6 million as of March 31, 2007.

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

Based on these and other factors, pension expense for the year-ended Decmeber 31,

2007 is estimated at approximately $6.7 million as compared to $6.9 million in 2006. Actual expense may vary significantly from this estimate.  For the three month period ended March 31, 2007 we recorded $1.7 million in pension expense.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $35.0 million at March 31, 2007.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  The Internal Revenue Service (“IRS”) has completed examinations of our United States federal income tax returns through 2004.  Tax years subsequent to 2004 are subject to future examination.  Substantially all material state jurisdictions are closed for examination for tax years through 2002.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48") on January 1, 2007.  The impact of this pronouncement was not material to our consolidated financial statements (See Note 4 to the Consolidated Condensed Financial Statements for further discussion).

Results of operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2006	2007

Net sales	100.0%	100.0%
Cost of sales	50.8	50.2
Gross profit	49.2	49.8
Selling and administrative expense	36.8	35.0
Research and development expense	4.9	4.4
Other expense	0.4	(3.2)
Income from operations	7.1	13.6
Interest expense	3.2	2.6
Income before income taxes	3.9	11.0
Provision for income taxes	1.2	4.0
Net income	2.7%	7.0%

Sales for the quarterly period ended March 31, 2007 were $171.0 million, an increase of $12.5 million (7.9%) compared to sales of $158.5 million in the comparable 2006 period with the increase occurring in all product lines except Endoscopic Technologies.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $2.8 million of the increase.

Cost of sales increased to $85.8 million in the quarterly period ended March 31, 2007 as compared to $80.6 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 0.6 percentage points to 49.8% in the quarterly period ended March 31, 2007 as compared to 49.2% in the same period a year ago.  The increase of 0.6 percentage points is comprised of a 0.2 percentage point improvement in our Patient Care product lines with the remaining 0.4 percentage point improvement in our Endoscopic Technologies product lines as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006.

Selling and administrative expense increased to $59.8 million in the quarterly period ended March 31, 2007 as compared to $58.4 million in the same period a year ago.  Selling and administrative expense as a percentage of net sales decreased to 35.0% in the quarterly period ended March 31, 2007 as compared to 36.8% in the same period a year ago.  This decrease of 1.8 percentage points is primarily attributable to decreased selling and administrative expenses associated with lower benefit costs (1.2 percentage points) and lower sales force and distribution costs (0.6 percentage points).

Research and development expense totaled $7.6 million in the quarterly period ended March 31, 2007 as compared to $7.8 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased 0.5 percentage points to 4.4% in the quarterly period ended March 31, 2007 as compared to 4.9% in the same period a year ago.  The decrease in research and development expense is a result of lower spending on the ECOM project in the Patient Care business (0.2 percentage points) as well as decreased spending in the Endoscopic Technologies business (0.3 percentage points) as certain biliary and other projects near completion.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other income in the quarterly period ended March 31, 2007 consisted of a $0.6 million charge related to closing of a manufacturing facility, $0.1 million charge related to the termination of our surgical lights product offering, and $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson.  Other expense in the quarterly period ended March 31, 2006 consisted of $0.5 million in Bard Endosocopic Technologies acquisition-related costs and $0.1 million in charges related to the termination of a product line.

Interest expense in the quarterly period ended March 31, 2007 was $4.5 million as compared to $4.9 million in the same period a year ago.  The decrease in interest expense is due primarily to lower weighted average borrowings outstanding in the quarterly period ended March 31, 2007 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 5.12% in the quarterly period ended March 31, 2007 as compared to 5.44% in the same period a year ago due in part to lower borrowing costs in our present senior credit agreement which we entered into in the second quarter of 2006.

A provision for income taxes has been recorded at an effective tax rate of 36.3% for the quarterly period ended March 31, 2007 compared to the 30.7% effective rate recorded in the same period a year ago.  The effective rate for the quarterly period ended March 31, 2007 is higher than that recorded in the same period a year ago as a result of the settlement in the first quarter of 2006 of the 2001 through 2003 IRS income tax return examinations.  Due to the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2003.  The net effect of these adjustments and the settlement was a reduction in income tax expense recorded in the quarter ended March 31, 2006 of $0.5 million.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2006, Note 7 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the quarterly period ended March 31, 2006 and 2007:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2006	2007

Net sales	$124,121	$137,394

Income from operations	16,441	18,793

Operating margin	13.2%	13.7%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $7.5 million (13.7%) in the quarterly period ended March 31, 2007 to $62.2 million from $54.7 million in the comparable 2006 period as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

•
Powered surgical instrument sales increased $3.4 million (9.9%) in the quarterly period ended March 31, 2007 to $37.6 million from $34.2 million in the comparable 2006 period, as a result of increased sales of our large bone and small bone powered instrument handpieces.

•
Electrosurgery sales increased $0.6 million (2.6%) in the quarterly period ended March 31, 2007 to $24.0 million from $23.4 million in the comparable 2006 period, as a result of increased sales of our Ultraclean® products, ground pads and ABC® handpieces.

•
Endosurgery sales increased $1.7 million (14.3%) in the quarterly period ended March 31, 2007 to $13.6 million from $11.9 million in the comparable 2006 period as a result of increased sales of suction irrigation, hand held instruments and skin staplers.

•	Operating margins as a percentage of net sales increased 0.5 percentage points to 13.7% in 2007 compared to 13.2% in 2006 principally as a result of lower sales force-related expenses.

CONMED Patient Care

	2006	2007

Net sales	$19,611	$20,361

Income from operations	264	1,027

Operating margin	1.3%	5.0%

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

•
Patient care sales increased $0.8 million (4.1%) in the quarterly period ended March 31, 2007 to $20.4 million from $19.6 million in the comparable 2006 period principally as a result of increased sales of our suction instruments.

•
Operating margins as a percentage of net sales increased 3.7 percentage points to 5.0% in 2007 compared to 1.3% in 2006.  Gross margins increased 2.0 percentage points in the first quarter 2007 as compared to the same period in 2006 primarily as a result of higher selling prices in the current quarter.  In addition, selling and administrative expenses decreased 0.5 percentage points driven by lower sales force and distribution costs.  Research and development expense decreased 1.2 percentage points in 2007 compared to 2006 as a result of decreased spending on the development of the ECOM project which is currently undergoing clinical evaluations.

CONMED Endoscopic Technologies

	2006	2007

Net sales	$14,734	$13,259

Income (loss) from operations	(2,372)	(1,211)

Operating Margin	(16.1%)	(9.1%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $1.5 million (10.2%) in the quarterly period ended March 31, 2007 to $13.2 million from $14.7 million in the comparable 2006 period as a result of decreased sales in our forceps, biliary and pulmonary products as a result of increased competition and pricing pressures as well as production and operational issues which have resulted in product shortages and backorders.

•
Operating margins as a percentage of net sales increased 7.0 percentage points to (9.1%) in 2007 compared to (16.1%) in 2006.  This increase is due mainly to increased gross margins (4.7 percentage points) as a result of the completion of the transfer of production lines from C.R. Bard to CONMED and decreased spending in research and development (4.3 percentage points) as certain biliary and other projects near completion.  Offsetting these improvements was a 2.0 percentage point increase as a percentage of net sales in selling and administrative costs.

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

Cash provided by operations

Our net working capital position was $188.8 million at March 31, 2007.  Net cash provided by operating activities was $11.2 million in the quarterly period ended March 31, 2007 and $14.0 million in the quarterly period ended March 31, 2006.

Net cash provided by operating activities decreased by $2.8 million in 2007 as compared to 2006 as higher net income in the current quarter as compared to the 2006 period was offset by the non-cash nature of the gain on the settlement of the Johnson & Johnson litigation as this amount was a receivable at March 31, 2007 (See Note 10 to the consolidated condensed financial statements).

Investing cash flows

Net cash used in investing activities in the quarterly period ended March 31, 2007 consisted of capital expenditures and additional cash consideration paid for a business acquisition as a result of a purchase price adjustment.  Capital expenditures were $4.9 million and $3.9 million for the quarterly period ended March 31, 2006 and 2007, respectively.  The decrease in capital expenditures in the quarterly period ended March 31, 2007 as compared to the same period a year ago is primarily due to completion of certain infrastructure improvements.

Financing cash flows

Net cash used in financing activities in the three months ended March 31, 2007 consisted primarily of the following:  $3.3 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan; $7.8 million in repayments of term borrowings under our senior credit agreement; and $1.7 million net change in cash overdrafts.

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2007.  Our available borrowings on the revolving credit facility at March 31, 2007 were $95.0 million with approximately $5.0 million of the facility set aside for outstanding letters of credit.  There were $95.0 million in borrowings outstanding on the term loan at March 31, 2007.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $88.3 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.75% (7.07% at March 31, 2007) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.50% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of March 31, 2007.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $5.2 million and $9.8 million, respectively, at March 31, 2007.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first quarter of 2007.  We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED

Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of March 31, 2007, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $47.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.7 million in the three month period ended March 31, 2007 and are included in interest expense.

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

Item 3. Quantitative and qualitative disclosures about market risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2007.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2006 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2007.  Based on that evaluation, the

Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: May 4, 2007

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President - Finance
(Principal Financial Officer)

Exhibit Index

Sequential Page
Exhibit		Number

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-1

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3