Form 10-Q
period 2007-06-30
CONMED CORP
filed 2007-08-06
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
June 30, 2007

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

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

The number of shares outstanding of registrant's common stock, as of August 1, 2007 is 28,587,035 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I FINANCIAL INFORMATION

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Net sales	$163,473	$169,258	$321,939	$340,272

Cost of sales	85,699	83,398	166,265	169,187

Gross profit	77,774	85,860	155,674	171,085

Selling and administrative expense	58,123	58,207	116,497	118,012

Research and development expense	7,498	7,453	15,323	15,047

Other expense (income)	1,584	1,312	2,154	(4,102)

	67,205	66,972	133,974	128,957

Income from operations	10,569	18,888	21,700	42,128

Loss on early extinguishment
of debt	678	-	678	-

Interest expense	4,675	4,329	9,541	8,845

Income before income taxes	5,216	14,559	11,481	33,283

Provision for income taxes	1,802	5,214	3,727	12,016

Net income	$3,414	$9,345	$7,754	$21,267

Per share data:

Net Income
Basic	$.12	$.33	$.28	$.76
Diluted	.12	.32	.27	.74

Weighted average common shares
Basic	28,061	28,180	28,068	27,988
Diluted	28,266	28,831	28,312	28,608

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,831	$3,879
Accounts receivable, net	75,120	77,044
Inventories	151,687	161,819
Income taxes receivable	747	2,732
Deferred income taxes	15,212	15,205
Prepaid expenses and other current assets	3,286	3,129
Total current assets	249,883	263,808
Property, plant and equipment, net	116,480	118,959
Goodwill	290,512	291,178
Other intangible assets, net	191,135	188,397
Other assets	13,561	12,768
Total assets	$861,571	$875,110
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,148	$3,247
Accounts payable	41,823	39,008
Accrued compensation and benefits	17,712	15,324
Accrued interest	727	786
Other current liabilities	11,795	13,772
Total current liabilities	75,205	72,137

Long-term debt	264,676	237,780
Deferred income taxes	51,004	61,678
Other long-term liabilities	30,332	27,210
Total liabilities	421,217	398,805

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,304,203 and
31,299,203 shares issued in 2006 and 2007,
respectively	313	313
Paid-in capital	284,858	286,280
Retained earnings	247,425	264,875
Accumulated other comprehensive income (loss)	(8,612)	(6,382)
Less 3,321,545 and 2,731,749 shares of common stock in
treasury, at cost in 2006 and 2007, respectively	(83,630)	(68,781)
Total shareholders’ equity	440,354	476,305
Total liabilities and shareholders’ equity	$861,571	$875,110

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Six months ended
	June 30,
	2006	2007
Cash flows from operating activities:
Net income	$7,754	$21,267
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	5,522	6,134
Amortization	9,148	9,266
Stock-based compensation expense	1,585	1,885
Deferred income taxes	3,650	10,470
Loss on extinguishment of debt	203	-
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable	-	2,000
Accounts receivable	2,407	(3,924)
Inventories	(6,361)	(15,150)
Accounts payable	1,373	(2,579)
Income taxes receivable	(1,979)	(1,809)
Accrued compensation and benefits	559	(2,388)
Accrued interest	13	59
Other assets	(551)	619
Other liabilities	4,142	(52)
	19,711	4,531
Net cash provided by operating activities	27,465	25,798

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,247)	(9,556)
Proceeds from sale of equity investment	1,205	-
Payments related to business acquisitions	(2,458)	(1,278)
Net cash used in investing activities	(11,500)	(10,834)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	1,238	10,604
Excess tax benefits from stock-based compensation	32	-
Repurchase of common stock	(7,848)	-
Payments on senior credit agreement	(141,484)	(26,326)
Proceeds of senior credit agreement	135,000	-
Payments on mortgage notes	(412)	(471)
Payments related to issuance of long-term debt	(1,260)	-
Net change in cash overdrafts	(604)	(236)
Net cash used in financing activities	(15,338)	(16,429)

Effect of exchange rate changes
on cash and cash equivalents	999	1,513

Net increase in cash and cash equivalents	1,626	48

Cash and cash equivalents at beginning of period	3,454	3,831

Cash and cash equivalents at end of period	$5,080	$3,879

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2006 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

Net income	$3,414	$9,345	$7,754	$21,267

Other comprehensive income:
Adjustment to net amortization
and deferral of pension cost	-	144	-	289
Foreign currency
translation adjustment	1,149	1,452	1,322	1,941

Comprehensive income	$4,563	$10,941	$9,076	$23,497

Accumulated other comprehensive income consists of the following:

			Accumulated
	Minimum	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2006	$(12,386)	$3,774	$(8,612)

Adjustment to net amortization
and deferral of pension cost	289	-	289

Foreign currency translation
adjustments	-	1,941	1,941

Balance, June 30, 2007	$(12,097)	$5,715	$(6,382)

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

It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months as a result of the anticipated completion of the 2005, 2006 and 2007 IRS examinations and expiration of statutes of limitations on prior tax returns.  Unrecognized tax benefits for these years relate to permanent deductions and tax credits.  A reasonable estimate of the range of change in unrecognized tax benefits cannot be made at this time.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.

Note 5 - Inventories

Inventories consist of the following:
	December 31,	June 30,
	2006	2007

Raw materials	$50,225	$58,839

Work-in-process	17,815	21,513

Finished goods	83,647	81,467

Total	$151,687	$161,819

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reported period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2007.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

Net income	$3,414	$9,345	$7,754	$21,267

Basic – weighted average shares
outstanding	28,061	28,180	28,068	27,988

Effect of dilutive potential
securities	205	651	244	620

Diluted – weighted average
shares outstanding	28,266	28,831	28,312	28,608

Basic EPS	$.12	$.33	$.28	$.76
Diluted EPS	.12	.32	.27	.74

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 1.9 and 1.7 million for the three and six months ended June 30, 2006, respectively. Shares excluded from the calculation of diluted EPS aggregated 0.3 and 0.6 million for the three and six months ended June 30, 2007.  Upon  conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of June 30, 2007, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

Balance as of January 1, 2007	$290,512

Adjustments to goodwill resulting from
business acquisitions finalized	397

Foreign currency translation	269

Balance as of June 30, 2007	$291,178

Goodwill associated with each of our principal operating units is as follows:

	December 31,	June 30,
	2006	2007

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,419	42,424

CONMED Linvatec	173,007	173,276

CONMED Patient Care	58,441	58,833

Balance	$290,512	$291,178

During the fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies operating unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million in the year ended December 31, 2006.

Other intangible assets consist of the following:

	December 31, 2006		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$113,376	$(24,498)	$113,708	$(26,237)

Patents and other intangible assets	39,609	(24,696)	39,096	(25,514)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	87,344	-

	$240,329	$(49,194)	$240,148	$(51,751)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,286 and $2,564 in the three and six months ended June 30, 2006, respectively, and $1,402 and $2,557 in the three and six months ended June 30, 2007, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2007, including the six month period ended June 30, 2007 and for each of the five succeeding years is as follows:

2007	$5,608
2008	5,608
2009	5,608
2010	5,105
2011	4,840
2012	4,772

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, 2007 are as follows:

Balance as of January 1, 2007	$3,617

Provision for warranties	2,844
Claims made	(2,855)

Balance as of June 30, 2007	$3,606

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

Service cost	$1,405	$1,381	$2,810	$2,763

Interest cost on projected
benefit obligation	827	737	1,654	1,474

Expected return on plan assets	(795)	(683)	(1,590)	(1,367)

Net amortization and deferral	298	229	596	458

Net periodic pension cost	$1,735	$1,664	$3,470	$3,328

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2006 that we expect to make $12.0 million in contributions to our pension plan in 2007.  We made $6.0 million in contributions for the six months ended June 30, 2007.

Note 10 – Other expense (income)

Other expense (income) consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

Acquisition-related costs	$962	$-	$1,476	$-

Termination of product offering	27	58	83	148

Write-off of inventory in
settlement of a patent dispute	595	-	595	-

Facility closure costs	-	1,254	-	1,822

Litigation settlement	-	-	-	(6,072)

Other expense (income)	$1,584	$1,312	$2,154	$(4,102)

On September 30, 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”).  As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement.  During the three and six months ended June 30, 2006, we incurred $1.0 million and $1.5 million of acquisition and transition-integration related charges associated with the Endoscopic Technologies acquisition which have been recorded in other expense (income).  The Endoscopic Technologies acquisition transition was completed during 2006.

During 2004, we elected to terminate our surgical lights product line.  We instituted a customer replacement program whereby all currently installed surgical lights were replaced by CONMED.  During the three and six months ended June 30, 2006 we incurred $27 and $83, respectively, in costs related to the surgical lights customer replacement program. During the three and six months ended June 30, 2007, we incurred an additional $58 and $148, respectively, which were recorded in other expense (income).  We anticipate incurring an additional $200 in 2007 as the surgical lights customer replacement program is completed.

During 2006, we were notified by Dolphin Medical, Inc. (“Dolphin”), that it would discontinue its Dolphin ONE® product line as a result of an agreement between Dolphin and Masimo Corporation in which Masimo agreed to release Dolphin and its affiliates from certain patent infringement claims.  We have sold the Dolphin ONE® and certain other pulse oximetry products manufactured by Dolphin under a distribution agreement.  As a result of the product line discontinuation, we recorded a $0.6 million charge to other expense to write-off on-hand inventory of the discontinued product line.  The discontinuation of Dolphin ONE® did not have a material impact on our financial position, results of operations, or cash flows.  This matter did not affect the majority of our pulse oximetry products and also did not affect sales of our proprietary Pro2® pulse oximetry product line.

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

During 2007, we elected to close our Endoscopic Technologies sales office in France.  During the three and six months ended June 30, 2007, we incurred $1.3 million and $1.5 million in costs associated with this closure primarily related to severance expense.  We have recorded such costs in other expense (income); no further expenses are expected to be incurred.

In November 2003, we commenced litigation against Johnson & Johnson and several of its subsidiaries, including Ethicon, Inc. for violations of federal and state antitrust laws. In the lawsuit we claimed that Johnson & Johnson engaged in illegal and anticompetitive conduct with respect to sales of product used in endoscopic surgery, resulting in higher prices to consumers and the exclusion of competition.  We sought relief including an injunction restraining Johnson & Johnson from continuing its anticompetitive practices as well as receiving the maximum amount of damages allowed by law.  During the litigation, Johnson & Johnson represented that the marketing practices which gave rise to the litigation had been altered with respect to CONMED.  On March 31, 2007, CONMED and Johnson & Johnson settled the litigation.  Under the terms of the final settlement agreement, CONMED received a payment of $11.0 million from Johnson & Johnson in return for which we terminated the lawsuit.  After deducting legal and other related costs, we recorded a pre-tax gain of $6.1 million related to the settlement which we have recorded in other expense (income).

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

The following is net sales information by product line and reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

Arthroscopy	58,852	64,949	113,614	127,192
Powered Surgical Instruments	33,276	35,993	67,414	73,543
Electrosurgery	24,228	22,123	47,603	46,149
Endosurgery	13,291	15,465	25,136	29,040
CONMED Linvatec, Endosurgery,
and Electrosurgery	129,647	138,530	253,767	275,924
CONMED Patient Care	19,107	17,315	38,720	37,676
CONMED Endoscopic Technologies	14,719	13,413	29,452	26,672

Total	$163,473	$169,258	$321,939	$340,272

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007

CONMED Endosurgery, Electrosurgery
and Linvatec	$19,531	$24,916	$35,972	$43,709
CONMED Patient Care	(1,712)	(1,265)	(1,448)	(238)
CONMED Endoscopic Technologies	(4,019)	(2,432)	(6,391)	(3,643)
Corporate	(3,231)	(2,331)	(6,433)	2,300
Income from operations	10,569	18,888	21,700	42,128

Loss on early extinguishment
of debt	678	-	678	-
Interest expense	4,675	4,329	9,541	8,845
Total income before income taxes	$5,216	$14,559	$11,481	$33,283

Note 12 – Legal proceedings

On April 7, 2006, CONMED received a copy of a complaint filed in the United States District for the Northern District of New York on behalf of a purported class of former CONMED Linvatec sales representatives.  The complaint alleges that the former sales representatives were entitled to, but did not receive, severance in 2003 when CONMED Linvatec restructured its distribution channels.  We believe that the exposure related to this complaint ranges from $0 to $3.0 million, not including any interest, fees or costs that might be awarded if the five named plaintiffs were to prevail on their own behalf as well as on behalf of the approximately 70 (or 90 as alleged by the plaintiffs) other members of the purported class.   CONMED Linvatec did not generally pay severance during the 2003 restructuring because the former sales representatives were offered sales positions with CONMED Linvatec’s new manufacturer’s representatives.  Other than three of the five named plaintiffs in the class action, nearly all of CONMED Linvatec’s former sales representatives accepted such positions.

           The Company’s motions to dismiss and for summary judgment, which were heard at a hearing held on January 5, 2007, were denied by a Memorandum Decision and Order dated May 22, 2007.  The District Court also granted the plaintiffs’ motion to certify a class of former CONMED Linvatec sales representatives whose employment with CONMED Linvatec was involuntarily terminated in 2003 and who did not receive severance benefits.   The Court’s ruling on the motions to dismiss, for summary judgment and the motion to certify the class do not represent final rulings on the merits, the Company has filed a motion seeking reconsideration of the motions to dismiss and for summary judgment, and has sought to appeal to the United State Court of Appeals for the Second Circuit from the class certification ruling.  There is no fixed time frame within the Courts must rule on the motions.  The Company believes there is no merit to the claims asserted in the Complaint, and plans to vigorously defend the case.  There can be no assurance, however, that the Company will prevail in the litigation.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

In this Report on Form 10-Q, we make forward-looking statements about our financial condition, results of operations and business. Forward-looking statements are statements made by us concerning events that may or may not occur in the future.  These statements may be made directly in this document or may be “incorporated by reference” from other documents.  Such statements may be identified by the use of words such as “anticipated”, “expects”, “estimates”, “intends” and “believes” and variations thereof and other terms of similar meaning.

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2006 and the following, among others:

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	the introduction and acceptance of new products;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	changes in foreign exchange and interest rates;

•	quality of our management and business abilities and the judgment of our personnel;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;

•	changes in regulatory requirements;

•	the availability, terms and deployment of capital; and

•	general economic and business conditions.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Arthroscopy	36.0%	38.3%	35.2%	37.4%
Powered Surgical Instruments	20.4	21.2	21.0	21.6
Patient Care	11.7	10.3	12.1	11.1
Electrosurgery	14.8	13.1	14.8	13.5
Endosurgery	8.1	9.2	7.8	8.6
Endoscopic Technologies	9.0	7.9	9.1	7.8
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and six months ended June 30, 2007, sales to purchasers outside of the United States approximated 42% of total net sales.

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2006 describes the significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2007.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.3 million at June 30, 2007 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $291.2 million and other intangible assets of $188.4 million as of June 30, 2007.

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

Intangible assets with a finite life are amortized over the estimated useful life of the asset.  Intangible assets which continue to be subject to amortization are also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization.  An intangible asset is determined to be impaired when estimated undiscounted future cash flows indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recognized by reducing the recorded value to its current fair value.  Although no goodwill or other intangible asset impairment has been recorded in the current year, there can be no assurance that future impairment will not occur.  It is our policy to perform annual impairment tests in the fourth quarter.

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

Based on these and other factors, pension expense for the year-ended December 31, 2007 is estimated at approximately $6.7 million as compared to $6.9 million in 2006.  Actual expense may vary significantly from this estimate.  For the six month period ended June 30, 2007 we recorded $3.3 million in pension expense.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $35.0 million at June 30, 2007.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  The Internal Revenue Service (“IRS”) has completed examinations of our United States federal income tax returns through 2004.  Tax years subsequent to 2004 are currently under examination.  Substantially all material state jurisdictions are closed for examination for tax years through 2002.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.4	49.3	51.6	49.7
Gross profit	47.6	50.7	48.4	50.3
Selling and administrative expense	35.5	34.4	36.2	34.7
Research and development expense	4.6	4.4	4.8	4.4
Other expense	1.0	0.7	0.7	(1.2)
Income from operations	6.5	11.2	6.7	12.4
Loss on early extinguishment of debt	0.4	0.0	0.2	0.0
Interest expense	2.9	2.6	2.9	2.6
Income before income taxes	3.2	8.6	3.6	9.8
Provision for income taxes	1.1	3.1	1.2	3.5
Net income	2.1%	5.5%	2.4%	6.3%

Three months ended June 30, 2007 compared to three months ended June 30, 2006 –

Sales for the quarter ended June 30, 2007 were $169.3 million, an increase of $5.8 million (3.5%) compared to sales of $163.5 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $3.0 million.

Cost of sales decreased to $83.4 million in the quarter ended June 30, 2007 compared to $85.7 million in the same period a year ago despite overall increased sales volumes.  Gross profit margins increased to 50.7% in the quarter ended June 30, 2007 as compared to 47.6% in the same period a year ago. The increase of 3.1 percentage points is comprised of improved gross margins in our Endoscopic Technologies product lines (1.0 percentage points) as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006, higher selling prices and lower production variances in each of the remaining product lines (1.5 percentage points), and improved product mix (0.6 percentage points).

Selling and administrative expense remained relatively flat at $58.2 million in the quarter ended June 30, 2007 as compared to $58.1 million in the same period a year ago.  Selling and administrative expense as a percentage of net sales decreased 1.1 percentage points to 34.4% in the quarter ended June 30, 2007 as compared to 35.5% in the same period a year ago.  The decrease of 1.1 percentage points is attributable to greater leveraging of our cost structure as total selling and administrative expenses remained level on higher overall sales as reductions in legal expenses (0.5 percentage points) due in part as a result of the settlement of the Johnson & Johnson litigation as discussed in Note 10 to the Consolidated Condensed Financial Statements, benefit costs (0.2 percentage points) and other administrative costs (0.4 percentage points) offset higher sales force and distribution costs associated with the increase in sales.

Research and development expense remained flat at $7.5 million in the quarter ended June 30, 2007 as compared to the same period a year ago. As a percentage of net sales, research and development expense decreased to 4.4% in the quarter ended June 30, 2007, as compared to 4.6% in the same period a year ago.  The decrease in research and development expense is a result of lower spending in the Endoscopic Technologies business as certain biliary and other projects near completion.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the quarter ended June 30, 2007 consisted of $1.3 million in costs related to the closing of our Endoscopic Technologies sales office in France and $0.1 million in charges related to the termination of a product line.  In the quarter ended June 30, 2006, other expense consisted of $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute and $1.0 million in Endoscopic Technologies acquisition-related costs.

During the three months ended June 30, 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.

Interest expense in the quarter ended June 30, 2007 was $4.3 million compared to $4.7 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the quarter ended June 30, 2007 as compared to the same period a year ago, offsetting an increase in the weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) to 5.87% in the quarter ended June 30, 2007 as compared to 5.47% in the same period a year ago due to higher market interest rates on our variable rate debt.

A provision for income taxes has been recorded at an effective tax rate of 35.8% for the quarter ended June 30, 2007, an increase from 34.5% recorded in the same period a year ago.  The increase in the effective rate is primarily due to the elimination of the extraterritorial income exclusion benefit in 2007.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2006, Note 7 to the Consolidated Financial Statements.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Sales for the six months ended June 30, 2007 were $340.3 million, an increase of $18.3 million (5.7%) compared to sales of $321.9 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $5.9 million.

Cost of sales increased $2.9 million in the six months ended 2007 to $169.2 million from $166.3 million in the same period a year ago on overall increased sales volumes.  Gross profit margins increased to 50.3% in the six months ended June 30, 2007 from 48.4% in the same period a year ago.  The increase of 1.9 percentage points is comprised of improved gross margins in our Endoscopic Technologies product lines (0.7 percentage points) as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006, higher selling prices and lower production variances in each of the remaining product lines (0.8 percentage points), and improved product mix (0.4 percentage points).

Selling and administrative expense increased $1.5 million in the six months ended June 30, 2007 to $118.0 million from $116.5 million in the same period a year ago.  As a percentage of sales, selling and administrative expense decreased to 34.7% in the six months ended June 30, 2007 as compared to 36.2% in the same period a year ago.  The decrease of 1.5 percentage points is attributable to greater leveraging of our cost structure as reductions principally in benefit costs (0.7  percentage points), legal expenses (0.5 percentage points) due in part as a result of the settlement of the Johnson & Johnson litigation as discussed in Note 10 to the Consolidated Condensed Financial Statements and other administrative costs (0.3 percentage points) offset higher sales force and distribution costs associated with the increase in sales.

Research and development expense totaled $15.0 million in the six months ended June 30, 2007 as compared to $15.3 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 4.4% in the six months ended June 30, 2007, as compared to 4.8% in the same period a year ago.  The decrease in research and development expense is a result of lower spending in the Endoscopic Technologies business as certain biliary and other projects near completion.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the six months ended June 30, 2007 consisted of a $1.8 million charge related to the closing of a manufacturing facility in Montreal, Canada and a sales office in France, a $0.1 million charge related to the termination of our surgical lights product offering, and $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson.  In the six months ended June 30, 2006, other expense (income) consisted of $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute, $0.1 million in charges related to the termination of a product line and $1.5 million in Endoscopic Technologies acquisition-related costs.

During the six months ended June 30, 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.

Interest expense in the six months ended June 30, 2007 was $8.8 million compared to $9.5 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the six months ended June 30, 2007 as compared to the same period a year ago, offsetting an increase in the weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) to 5.60% in the six months ended June 30, 2007 as compared to 5.40% in the same period a year ago due to higher market interest rates on our variable rate debt.

A provision for income taxes has been recorded at an effective tax rate of 36.1% for the six months ended June 30, 2007 as compared to 32.5% for the same period a year ago.  The effective tax rate for the six month period ended June 30, 2007 is higher than that recorded in the same period a year ago primarily as a result of the settlement in the first quarter of 2006 of the 2001 through 2003 IRS income tax return examinations which resulted in a reduction to income tax expense as well as the elimination in 2007 of the extraterritorial income exclusion benefit.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2006, Note 7 to the Consolidated Financial Statements.

Operating Segment Results:

Segment information is prepared on the same basis that we review financial information for operational decision-making purposes.  We conduct our business through five principal operating units: CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  Based upon the aggregation criteria for segment reporting under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have grouped our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating units into a single segment.  The economic characteristics of CONMED Patient Care and CONMED Endoscopic Technologies do not meet the criteria for aggregation due to the lower overall operating loss of these segments.

The following tables summarize the Company’s results of operations by segment for the three and six month periods ended June 30, 2006 and 2007.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Net sales	$129,647	$138,530	$253,767	$275,924

Income from
operations	19,531	24,916	35,972	43,709

Operating Margin	15.1%	18.0%	14.2%	15.8%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $6.1 million (10.4%) in the quarter ended June 30, 2007 to $64.9 million from $58.8 million in the same period a year ago. Arthroscopy sales increased $13.6 million (12.0%) in the six months ended June 30, 2007 to $127.1 million from $113.5 million in the same period a year ago. These increases are principally a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery.

•
Powered surgical instrument sales increased $2.7 million (8.1%) in the quarter ended June 30, 2007 to $36.0 million from $33.3 million in the same period a year ago.  Powered surgical instrument sales increased $6.1 million (9.0%) in the six months ended June 30, 2007 to $73.6 million from $67.5 million in the same period a year ago.  These increases are principally a result of increased sales of our small bone and large bone powered instrument products.

•
Electrosurgery sales decreased $2.1 million (8.7%) in the quarter ended June 30, 2007 to $22.1 million from $24.2 million in the same period a year ago.  Electrosurgery sales decreased $1.4 million (3.2%) in the six months ended June 30, 2007 to $46.1 million from $47.5 million in the same period a year ago.  These decreases were principally a result of decreased sales of our System 5000™ electrosurgical generator, ground pads and ABC® Equipment which offset increased sales of our ABC® handpieces and UltraClean® products.

•
Endosurgery sales increased $2.2 million (16.5%) in the quarter ended June 30, 2007 to $15.5 million from $13.3 million in the same period a year ago.  Endosurgery sales increased $3.9 million (15.5%) in the six months ended June 30, 2007 to $29.1 million from $25.2 million in the same period a year ago.  These increases are principally a result of increased sales of hand held instruments, suction irrigation products and skin staplers.

•
Operating margins as a percentage of net sales increased 2.9 percentage points to 18.0% in the quarter ended June 30, 2007 compared to 15.1% in 2006 while operating margins increased 1.6 percentage points to 15.8% in the six months ended June 30, 2007 compared to 14.2% in the same period a year ago.  The increases in operating margins in the quarter and six months ended June 30, 2007 are due to increases in gross margins of 1.4 and 0.6 percentage points, respectively, compared to the same periods a year ago as a result of higher selling prices and lower production variances.  The remaining increases in operating margins in the quarter and six months ended June 30, 2007 of 1.5 and 1.0 percentage points, respectively, compared to the same periods a year ago are attributable to greater leverage of our cost structure as administrative expenses remained level offsetting higher sales force and distribution costs associated with the increase in sales.

CONMED Patient Care

	Three months ended June 30,				Six months ended June 30,
	2006		2007		2006		2007

Net sales	$19,107		$17,315		$38,720		$37,676

Loss from
operations	(1,712)		(1,265)		(1,448)		(238)

Operating Margin	(9.0%	)	(7.3%	)	(3.7%	)	(0.6%	)

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments and tubing for use in the operating room, as well as a line of IV products and hydrogel-based wound care dressings.

•
Patient care sales decreased $1.8 million (9.4%) in the quarter ended June 30, 2007 to $17.4 million from $19.2 million in the same period a year ago. Patient care sales decreased $1.0 million (2.6%) in the six months ended June 30, 2007 to $37.8 million from $38.8 million in the same period a year ago. These decreases are principally a result of decreased sales of our suction instruments and ECG electrodes.

•	Operating margins as a percentage of net sales increased 1.7 percentage points to -7.3% for the quarter ended June 30, 2007 compared to -9.0% in 2006 while operating margins increased 3.1 percentage points to -0.6% for the six months ended June 30, 2007 compared to -3.7% in the same period a year ago.  The increases in operating margins in the quarter and six months ended June 30, 2007 are primarily due to increases in gross margins of 3.9 and 3.2 percentage points, respectively, compared to the same periods a year ago as a result of higher selling prices and lower production variances, offset by higher selling, administrative and research and development costs (2.2 and 0.1 percentage points, respectively), in the quarter and six months ended June 30, 2007 compared to the same period a year ago.

CONMED Endoscopic Technologies

	Three months ended June 30,				Six months ended June 30,
	2006		2007		2006		2007

Net sales	$14,719		$13,413		$29,452		$26,672

Loss from
operations	(4,019)		(2,432)		(6,391)		(3,643)

Operating Margin	(27.3%	)	(18.1%	)	(21.7%	)	(13.7%	)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $1.3 million (8.8%) in the quarter ended June 30, 2007 from $14.7 million to $13.4 million in the same period a year ago. Endoscopic Technologies sales decreased $2.8 million (9.5%) in the six months ended June 30, 2007 to $26.6 million from $29.4 million in the same period a year ago.  These decreases are principally a result of decreased sales of forceps, biliary and pulmonary products as a result of increased competition and pricing pressures as well as production and operational issues which resulted in product shortages and backorders.

•
Operating margins as a percentage of net sales increased 9.2 percentage points to -18.1% in the quarter ended June 30, 2007 compared to -27.3% in 2006 while operating margins increased 8.0 percentage points to -13.7% for the six months ended June 30, 2007 compared to -21.7% in the same period a year ago.  The increases in operating margins in the quarter and six months ended June 30, 2007 are primarily due to increases in gross margins of 12.4 and 8.5 percentage points, respectively, compared to the same periods a year ago as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006, offset by the effect of lower sales levels on administrative expenses (resulting in an increase as a percentage of sales of 3.2 and 0.5 percentage points, respectively, in the quarter and six months ended June 30, 2007) compared to the same period a year ago.

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

Cash provided by operations

Our net working capital position was $191.7 million at June 30, 2007.  Net cash provided by operating activities was $25.8 million in the six months ended June 30, 2007 and $27.5 million in the same period a year ago.

           Net cash provided by operating activities declined $1.7 million in 2007 as compared to 2006 on higher net income primarily as a result of increases in inventory levels from their December 31, 2006 levels in our arthroscopy and powered instrument product lines in anticipation of continued sales growth and to accommodate sales orders for new products.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2007 consisted of capital expenditures and additional cash consideration paid for a business acquisition as a result of a purchase price adjustment.  Capital expenditures were $10.2 million and $9.6 million for the six months ended June 30, 2006 and 2007, respectively.  The decrease in capital expenditures in the six months ended June 30, 2007 as compared to the same period a year ago is primarily due to the completion of certain manufacturing and distribution infrastructure improvements.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2007 consisted primarily of the following:  $10.6 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan and $26.3 million in repayments of term borrowings under our senior credit agreement.

           Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2007.  Our available borrowings on the revolving credit facility at June 30, 2007 were $95.0 million with approximately $5.0 million of the facility set aside for outstanding letters of credit.  There were $76.7 million in borrowings outstanding on the term loan at June 30, 2007.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $70.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.75% (7.07% at June 30, 2007) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.50% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate is the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of June 30, 2007.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $4.4 million and $10.0 million, respectively, at June 30, 2007.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first six months of 2007.  We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of June 30, 2007, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $46.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $1.5 million in the six months ended June 30, 2007 and are included in interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and six month periods ended June 30, 2007.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2006 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2007.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of CONMED Corporation was held on May 17, 2007 (the “Annual Meeting”).  Holders of Common Stock were entitled to elect eight directors.  On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held.  Proxies for 26,853,417 of the 28,173,442 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the eight persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders following the end of the Company’s fiscal year ending December 31, 2007 and the number of votes cast for, against or withheld with respect to each person.

Election of Directors

Director	Votes Received	Votes Withheld

Eugene R. Corasanti	26,424,991	428,426
Joseph J. Corasanti	26,426,317	427,100
Bruce F. Daniels	25,274,062	1,579,355
Jo Ann Golden	26,677,708	175,709
Stephen M. Mandia	26,632,851	220,566
William D. Matthews	26,632,397	221,020
Stuart J. Schwartz	26,650,617	202,800
Mark E. Tryniski	26,655,657	197,760

Management Proposals	For	Against	Abstain	Broker Non-votes

Approval of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007;	26,267,985	578,680	6,752	-

Approval of 2007 Non-Employee Director Equity Compensation Plan	19,660,850	4,620,530	56,883	2,515,154

Item 6. Exhibits

Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: August 3, 2007

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