Form 10-Q
period 2007-09-30
CONMED CORP
filed 2007-11-05
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
September 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of November 1, 2007 is 28,611,431 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I FINANCIAL INFORMATION

PART I              FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	$154,981	$164,448	$476,920	$504,720

Cost of sales	80,250	82,090	246,515	251,277

Gross profit	74,731	82,358	230,405	253,443

Selling and administrative expense	56,219	57,506	172,716	175,518

Research and development expense	7,262	7,936	22,585	22,983

Other expense (income)	2,066	-	4,220	(4,102)

	65,547	65,442	199,521	194,399

Income from operations	9,184	16,916	30,884	59,044

Loss on early extinguishment of debt	-	-	678	-

Interest expense	4,962	3,861	14,503	12,706

Income before income taxes	4,222	13,055	15,703	46,338

Provision for income taxes	890	4,700	4,617	16,716

Net income	$3,332	$8,355	$11,086	$29,622

Per share data:

Net income
Basic	$.12	$.29	$.40	$1.06
Diluted	.12	.29	.39	1.04

Weighted average common shares
Basic	27,888	28,572	27,999	27,990
Diluted	28,134	29,101	28,241	28,580

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	September 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,831	$5,411
Accounts receivable, net	75,120	81,765
Inventories	151,687	166,712
Income taxes receivable	747	2,919
Deferred income taxes	15,212	15,432
Prepaid expenses and other current assets	3,286	3,284
Total current assets	249,883	275,523
Property, plant and equipment, net	116,480	121,653
Goodwill	290,512	294,659
Other intangible assets, net	191,135	189,470
Other assets	13,561	10,767
Total assets	$861,571	$892,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,148	$3,247
Accounts payable	41,823	34,769
Accrued compensation and benefits	17,712	18,452
Accrued interest	727	1,901
Other current liabilities	11,795	13,108
Total current liabilities	75,205	71,477

Long-term debt	264,676	239,647
Deferred income taxes	51,004	66,399
Other long-term liabilities	30,332	25,817
Total liabilities	421,217	403,340

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,304,203 and
31,299,203 shares issued in 2006 and 2007,
respectively	313	313
Paid-in capital	284,858	287,180
Retained earnings	247,425	273,049
Accumulated other comprehensive income (loss)	(8,612)	(3,869)
Less: 3,321,545 and 2,698,421 shares of common stock in
treasury, at cost in 2006 and 2007, respectively	(83,630)	(67,941)
Total shareholders’ equity	440,354	488,732
Total liabilities and shareholders’ equity	$861,571	$892,072

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net income	$11,086	$29,622
Adjustments to reconcile net income,
to net cash provided by operating activities:
Depreciation	8,591	9,498
Amortization	13,704	14,015
Stock-based compensation	2,599	2,932
Deferred income taxes	4,670	14,869
Loss on extinguishment of debt	203	-
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable	(3,000)	(4,000)
Accounts receivable	3,320	(2,424)
Inventories	(9,975)	(21,826)
Accounts payable	4,065	(5,284)
Income taxes receivable	(1,979)	(1,904)
Accrued compensation and benefits	2,148	740
Accrued interest	844	1,174
Other assets	(1,083)	(298)
Other liabilities	5,604	(1,651)
	29,711	5,841
Net cash provided by operating activities	40,797	35,463

Cash flows from investing activities:
Purchases of property, plant, and equipment	(16,738)	(15,964)
Proceeds from sale of equity investment	1,205	-
Payments related to business acquisitions	(2,463)	(5,837)
Net cash used in investing activities	(17,996)	(21,801)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	2,103	11,119
Excess tax benefits from stock-based compensation	102	-
Repurchase of common stock	(7,848)	-
Payments on senior credit agreement	(141,822)	(24,664)
Proceeds of senior credit agreement	135,000	-
Payments on mortgage notes	(223)	(266)
Payments related to issuance of long-term debt	(1,260)	-
Net change in cash overdrafts	(604)	(1,770)
Net cash used in financing activities	(14,552)	(15,581)

Effect of exchange rate changes
on cash and cash equivalents	1,789	3,499

Net increase in cash and cash equivalents	10,038	1,580

Cash and cash equivalents at beginning of period	3,454	3,831

Cash and cash equivalents at end of period	$13,492	$5,411

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2006 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net income	$3,332	$8,355	$11,086	$29,622

Other comprehensive income:
Adjustment to net
amortization and deferral of pension cost	-	145	-	434
Foreign currency
translation adjustment	860	2,368	2,182	4,309

Comprehensive income	$4,192	$10,868	$13,268	$34,365

Accumulated other comprehensive income consists of the following:

			Accumulated
	Minimum	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2006	$(12,386)	$3,774	$(8,612)

Adjustment to net amortization
and deferral of pension cost	434	-	434
Foreign currency translation
adjustments	-	4,309	4,309

Balance, September 30, 2007	$(11,952)	$8,083	$(3,869)

Note 4 – Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  The impact of this pronouncement was not material to the Company’s consolidated financial statements.  As of the date of adoption the Company’s unrecognized tax benefits totaled approximately $1.4 million; $1.3 million in taxes and $0.1 million in interest.  If recognized, the entire amount of unrecognized tax benefits would decrease the effective income tax rate.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense.

Note 5 - Inventories

Inventories consist of the following:
	December 31,	September 30,
	2006	2007

Raw materials	$50,225	$59,094

Work-in-process	17,815	22,488

Finished goods	83,647	85,130

Total	$151,687	$166,712

Note 6 – Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net income	$3,332	$8,355	$11,086	$29,622

Basic – weighted average shares
outstanding	27,888	28,572	27,999	27,990

Effect of dilutive potential
securities	246	529	242	590

Diluted – weighted average
shares outstanding	28,134	29,101	28,241	28,580

Basic EPS	$.12	$.29	$.40	$1.06
Diluted EPS	.12	.29	.39	1.04

Stock based awards for both the three and nine months ended September 30, 2006 of approximately 1.7 million and for the three and nine months ended September 30, 2007 of 0.7 million and 0.6 million, respectively, were excluded from the computation of diluted earnings per share as the effect of exercise would be anti-dilutive. Upon  conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of September 30, 2007, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Balance as of January 1, 2007	$290,512

Goodwill acquired	3,253

Adjustments to goodwill resulting from
business acquisitions finalized	492

Foreign currency translation	402

Balance as of September 30, 2007	$294,659

Goodwill associated with each of our principal operating units is as follows:

	December 31,	September 30,
	2006	2007

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,419	42,430

CONMED Linvatec	173,007	173,409

CONMED Patient Care	58,441	62,175

	$290,512	$294,659

During the third quarter of 2007, we acquired a business in the amount of $4.6 million of which $3.3 million related to goodwill.

During our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies operating unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million in the year ended December 31, 2006.

    Other intangible assets consist of the following:

	December 31, 2006		September 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$113,376	$(24,498)	$114,708	$(27,107)

Patents and other intangible assets	39,609	(24,696)	39,597	(26,072)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	88,344	-

	$240,329	$(49,194)	$242,649	$(53,179)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,428 and $3,985 in the three and nine months ended September 30, 2007, respectively, and $1,289 and $3,853 in the three and nine months ended September 30, 2006, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2007, including the nine month period ended September 30, 2007 and for each of the five succeeding years is as follows:

2007	$5,712
2008	5,718
2009	5,718
2010	5,119
2011	4,840
2012	4,788

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, 2007 are as follows:

Balance as of January 1, 2007	$3,617

Provision for warranties	2,575
Claims made	(2,684)

Balance as of September 30, 2007	$3,508

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Service cost	$1,391	$1,602	$4,175	$4,312

Interest cost on projected
benefit obligation	742	855	2,228	2,301

Expected return on plan assets	(687)	(793)	(2,066)	(2,134)

Net amortization and deferral	312	229	937	687

Net periodic pension cost	$1,758	$1,893	$5,274	$5,166

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2006 that we expect to make $12.0 million in contributions to our pension plan in 2007.  We made $9.0 million in contributions for the nine months ended September 30, 2007.

Note 10 – Other expense

Other expense (income) consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Acquisition-related costs	$628	$-	$2,104	$-
Termination of product offering	1,009	-	1,092	148
Write-off of inventory in
settlement of a patent dispute	-	-	595	-
Facility closure costs	429	-	429	1,822
Litigation settlement	-	-	-	(6,072)
Other expense (income)	$2,066	$-	$4,220	$(4,102)

On September 30, 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”).  As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement.  During the three and nine months ended September 30, 2006, we incurred $0.6 million and $2.1 million of acquisition and transition-integration related charges associated with the Endoscopic Technologies acquisition which have been recorded in other expense (income).  The Endoscopic Technologies acquisition transition was completed during 2006.

During 2004, we elected to terminate our surgical lights product line.  We instituted a customer replacement program whereby all currently installed surgical lights were replaced by CONMED.  During the three and nine months ended September 30, 2006 we incurred $1.0 million and $1.1 million, respectively, in costs related to the surgical lights customer replacement program. During the nine months ended September 30, 2007, we incurred an additional $148 which was recorded in other expense (income).  The surgical lights customer replacement program was completed during the second quarter of 2007.

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

During 2006, we elected to close our facility in Montreal, Canada which manufactured products for our CONMED Linvatec line of integrated operating room systems and equipment.  The products which had been manufactured in the Montreal facility are now purchased from third party vendors.  The closing of this facility was completed in the first quarter of 2007.  We incurred a total of $2.2 million in costs (including $0.4 million in the third quarter of 2006) associated with this closure, of which $1.3 million related to the write-off of inventory and was included in cost of goods sold during 2006.  The remaining $0.9 million (including $0.3 million in the first quarter of 2007) primarily relates to severance expense and the disposal of fixed assets which we have recorded in other expense (income).

During 2007, we elected to close our CONMED Endoscopic Technologies sales office in France.  During the nine months ended September 30, 2007, we incurred $1.5 million in costs associated with this closure primarily related to severance expense.  We did not incur any additional costs during the third quarter of 2007.  We have recorded such costs in other expense (income); no further expenses are expected to be incurred.

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

Note 11 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating segments, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of products, production processes, customer base, distribution methods and regulatory environment.  In accordance with Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments also have similar economic characteristics and therefore qualify for aggregation under SFAS 131.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating segments do not qualify for aggregation under SFAS 131 since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating income (loss) in these segments.

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec consist of a single aggregated segment comprising a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.  CONMED Patient Care product offerings include a line of vital signs and cardiac monitoring products as well as suction instruments and tubing for use in the operating room.  CONMED Endoscopic Technologies product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures in the digestive tract.

The following is net sales information by product line and reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Arthroscopy	$54,773	$58,825	$168,387	$186,017
Powered Surgical Instruments	33,184	36,314	100,598	109,857
CONMED Linvatec	87,957	95,139	268,985	295,874
Electrosurgery	23,388	22,948	70,991	69,097
Endosurgery	12,592	15,279	37,728	44,319
CONMED Linvatec, Endosurgery
and Electrosurgery	123,937	133,366	377,704	409,290
CONMED Patient Care	18,345	18,546	57,065	56,222
CONMED Endoscopic Technologies	12,699	12,536	42,151	39,208

Total	$154,981	$164,448	$476,920	$504,720

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

CONMED Linvatec, Endosurgery
and Electrosurgery	$14,551	$18,229	$50,523	$61,938
CONMED Patient Care	339	1,110	(1,109)	872
CONMED Endoscopic Technologies	(4,439)	(1,449)	(10,830)	(5,092)
Corporate	(1,267)	(974)	(7,700)	1,326
Income from Operations	9,184	16,916	30,884	59,044

Loss on early extinguishment
of debt	-	-	678	-
Interest expense	4,962	3,861	14,503	12,706
Total income before income taxes	$4,222	$13,055	$15,703	$46,338

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

           The Company’s motions to dismiss and for summary judgment, which were heard at a hearing held on January 5, 2007, were denied by a Memorandum Decision and Order dated May 22, 2007.  The District Court also granted the plaintiffs’ motion to certify a class of former CONMED Linvatec sales representatives whose employment with CONMED Linvatec was involuntarily terminated in 2003 and who did not receive severance benefits.   Although the Court’s ruling on the motions to dismiss, for summary judgment and the motion to certify the class do not represent final rulings on the merits, the Company has filed a motion seeking reconsideration of the motions to dismiss and for summary judgment, and sought to appeal to the United State Court of Appeals for the Second Circuit from the class certification ruling.  The Second Circuit declined to consider the appeal by Order dated August 28, 2007.  There is no fixed time frame within the District Court must rule on the motions.  The Company believes there is no merit to the claims asserted in the Complaint, and plans to vigorously defend the case.  There can be no assurance, however, that the Company will prevail in the litigation.

The Company is defending a product liability claim asserted against it and several of the Company’s subsidiaries in a case captioned Wehner v. Linvatec Corp., et al.  The claim arises out of a June 2002 shoulder surgery involving a product manufactured and sold by Bionx Implants, Oy and Bionx Implants, Inc., respectively, prior to Conmed’s acquisition of Bionx, now known as Linvatec Biomaterials, in March 2003.  The Plaintiff’s initial demand was for $1.75 million, which demand the Company declined to accept.  The Company plans to vigorously defend the claims, although there can be no assurance that the Company will prevail.

As the occurrence giving rise to the Wehner Case occurred in 2002 prior to Conmed’s acquisition of the Bionx companies, the Wehner Case is not covered by the Company’s current product liability insurance policy.  The former product liability insurance carrier has denied coverage, and the Company commenced suit in the United States District Court for the Eastern District of Pennsylvania seeking a declaration that the underlying claim is covered by the policy.  The Company plans to vigorously pursue its claims for insurance coverage, although there can be no assurance that the Company will prevail.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Arthroscopy	35.4%	35.8%	35.3%	36.8%
Powered Surgical Instruments	21.4	22.1	21.1	21.8
Patient Care	11.8	11.3	12.0	11.1
Electrosurgery	15.1	14.0	14.9	13.7
Endosurgery	8.1	9.3	7.9	8.8
Endoscopic Technologies	8.2	7.5	8.8	7.8
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and nine months ended September 30, 2007, sales to purchasers outside of the United States accounted for 40.0% and 41.1%, respectively, of total net sales.

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2006 describes the significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the third quarter of 2007.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.0 million at September 30, 2007 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $294.7 million and other intangible assets of $189.5 million as of September 30, 2007.

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

Based on these and other factors, pension expense for the year-ended December 31, 2007 is estimated at approximately $6.9 million consistent with the expense recorded in 2006.  For the nine month period ended September 30, 2007 we recorded $5.2 million in pension expense.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $35.0 million at September 30, 2007.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.8	49.9	51.7	49.8
Gross profit	48.2	50.1	48.3	50.2
Selling and administrative expense	36.3	35.0	36.2	34.8
Research and development expense	4.7	4.8	4.7	4.6
Other expense	1.3	0.0	0.9	(0.8)
Income from operations	5.9	10.3	6.5	11.6
Loss on early extinguishment of debt	0.0	0.0	0.1	0.0
Interest expense	3.2	2.3	3.0	2.5
Income before income taxes	2.7	8.0	3.4	9.1
Provision for income taxes	0.6	2.9	1.0	3.3
Net income	2.1%	5.1%	2.4%	5.8%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Sales for the quarter ended September 30, 2007 were $164.4 million, an increase of $9.4 million (6.1%) compared to sales of $155.0 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $3.2 million.

Cost of sales increased to $82.1 million in the quarter ended September 30, 2007 as compared to $80.3 million in the same period a year ago on increased sales volumes.  Gross profit margins increased to 50.1% in the quarter ended September 30, 2007 as compared to 48.2% in the same period a year ago. The increase of 1.9 percentage points is comprised of improved gross margins in our Endoscopic Technologies product lines (0.9 percentage points) as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006 and improved gross margins in our Patient Care, Electrosurgery and Endosurgery product lines as a result of higher selling prices (1.3 percentage points) offsetting a decline in our Arthroscopy and Powered Instrument product lines (0.5 percentage points) caused by higher production variances.  Improved product mix also contributed to the increase in gross profit margins (0.2 percentage points).

Selling and administrative expense increased to $57.5 million in the quarter ended September 30, 2007 as compared to $56.2 million in the same period a year ago.  Selling and administrative expense as a percentage of net sales decreased 1.3 percentage points to 35.0% in the quarter ended September 30, 2007 as compared to 36.3% in the same period a year ago.  The decrease of 1.3 percentage points is attributable to greater leveraging of our cost structure as benefit costs (0.7 percentage points), distribution expense (0.5 percentage points) and other administrative costs (0.1 percentage points) declined as a percentage of net sales.

Research and development expense totaled $7.9 million in the quarter ended September 30, 2007 as compared to $7.3 million in the same period a year ago. As a percentage of net sales, research and development expense remained flat at 4.8% in the quarter ended September 30, 2007, as compared to 4.7% in the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended September 30, 2006 consisted of $0.4 million in costs related to severance payments due to the closing of a manufacturing plant, $1.0 million in charges related to the termination of a product line, and $0.6 million in Endoscopic Technologies acquisition-related costs.

Interest expense in the quarter ended September 30, 2007 was $3.9 million compared to $5.0 million in the same period a year ago.  The decrease in interest expense is due primarily to lower weighted average borrowings outstanding in the quarter ended September 30, 2007 as compared to the same period a year ago.  Also contributing to the decrease in interest expense were lower weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) which declined to 5.18% for the quarter ended September 30, 2007 as compared to 5.82% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 36.1% for the quarter ended September 30, 2007 compared with 21.1% recorded in the same period a year ago.  During the third quarter of 2006, we filed our United States federal income tax return for 2005.  As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit.  The net effect of these adjustments was a $0.6 million reduction in income tax expense in the third quarter of 2006 resulting in a lower effective tax rate in the third quarter of 2006 as compared to the current period.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2006, Note 7 to the Consolidated Financial Statements.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Sales for the nine months ended September 30, 2007 were $504.7 million, an increase of $27.8 million (5.8%) compared to sales of $476.9 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $9.1 million.

Cost of sales increased to $251.3 million in the nine months ended September 30, 2007 as compared to $246.5 million in the same period a year ago on increased sales volumes.  Gross profit margins increased to 50.2% in the nine months ended September 30, 2007 as compared to 48.3% in the same period a year ago. The increase of 1.9 percentage points is comprised of improved gross margins in our Endoscopic Technologies product lines (0.7 percentage points) as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006 and improved gross margins in our Patient Care, Electrosurgery and Endosurgery product lines as a result of higher selling prices (0.9 percentage points).  Improved product mix also contributed to the increase in gross profit margins (0.3 percentage points).

Selling and administrative expense increased to $175.5 million in the nine months ended September 30, 2007 as compared to $172.7 million in the same period a year ago.  Selling and administrative expense as a percentage of sales decreased 1.4 percentage points to 34.8% in the nine months ended September 30, 2007 as compared to 36.2% in the same period a year ago.  The decrease of 1.4 percentage points is attributable to greater leveraging of our cost structure as benefit costs (0.7 percentage points), distribution expense (0.2 percentage points) and other administrative costs (0.5 percentage points) declined as a percentage of net sales.

Research and development expense totaled $23.0 million in the nine months ended September 30, 2007 as compared to $22.6 million in the same period a year ago.  As a percentage of net sales, research and development expense remained flat at 4.6% in the nine months ended September 30, 2007, as compared to 4.7% in the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the nine months ended September 30, 2007 consisted of a $1.8 million charge related to the closing of our manufacturing facility in Montreal, Canada and a sales office in France, a $0.1 million charge related to the termination of our surgical lights product offering, and $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson.  In the nine months ended September 30, 2006, other expense consisted of $0.4 million in costs related to the closing of our manufacturing facility in Montreal, Canada; $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute; $1.1 million in charges related to the termination of a product line; and $2.1 million in Endosocopic Technologies acquisition-related costs.

During the nine months ended September 30, 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.

Interest expense in the nine months ended September 30, 2007 was $12.7 million compared to $14.5 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding and weighted average interest rates in the nine months ended September 30, 2007 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) decreased to 5.47% in the nine months ended September 30, 2007 as compared to 5.54% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 36.1% for the nine months ended September 30, 2007 and 29.4% for the same period a year ago.  The effective rate for the nine months ended September 30, 2006 is lower than that recorded in the current period as a result of the settlement in the first quarter of 2006 of the 2001 through 2003 IRS income tax return examinations.  Due to the settlement of the income tax examinations, we adjusted our reserves to consider positions taken in our income tax return for periods subsequent to 2003 resulting in a $0.5 million reduction in income tax expense.  During the third quarter of 2006, we filed our United States federal income tax return for 2005.  As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit resulting in a $0.6 million reduction in income tax expense.  The net effect of these adjustments in the first quarter and third quarter 2006 was a $1.1 million reduction in income tax expense in the nine months ended September 30, 2006 as compared to the current period.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2006, Note 7 to the Consolidated Financial Statements.

Operating Segment Results:

Segment information is prepared on the same basis that we review financial information for operational decision-making purposes.  We conduct our business through five principal operating segments: CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  Based upon the aggregation criteria for segment reporting under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131”), we have grouped our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments into a single reporting segment.  The economic characteristics of CONMED Patient Care and CONMED Endoscopic Technologies do not meet the criteria for aggregation due to the lower overall operating income (loss) of these segments.

The following tables summarize the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2006 and 2007.

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	$123,937	$133,366	$377,704	$409,290

Income from
operations	14,551	18,229	50,523	61,938

Operating Margin	11.7%	13.7%	13.4%	15.1%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $4.0 million (7.3%) in the quarter ended September 30, 2007 to $58.8 million from $54.8 million in the same period a year ago. Arthroscopy sales increased $17.5 million (10.4%) in the nine months ended September 30, 2007 to $186.0 million from $168.4 million in the same period a year ago.  These increases are principally a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery.

•
Powered surgical instrument sales increased $3.1 million (9.3%) in the quarter ended September 30, 2007 to $36.3 million from $33.2 million in the same period a year ago. Powered surgical instrument sales increased $9.3 million (9.2%) in the nine months ended September 30, 2007 to $109.9 million from $100.6 million in the same period a year ago.  These increases are principally a result of increased sales of our large bone and small bone handpieces.

•
Electrosurgery sales decreased $0.4 million (1.7%) in the quarter ended September 30, 2007 to $23.0 million from $23.4 million in the same period a year ago. Electrosurgery sales decreased $1.8 million (2.5%) in the nine months ended September 30, 2007 to $69.1 million from $70.9 million in the same period a year ago.  These decreases are principally a result of decreased sales of our System 5000™ electrosurgical generators and pencils offset by increased sales of our ABC® handpieces.

•
Endosurgery sales increased $2.7 million (21.4%) in the quarter ended September 30, 2007 to $15.3 million from $12.6 million in the same period a year ago. Endosurgery sales increased $6.5 million (17.2%) in the nine months ended September 30, 2007 to $44.3 million from $37.8 million. These increases are principally a result of increased sales of hand held instruments, suction irrigation products and trocars.

•
Operating margins as a percentage of net sales increased 2.0 percentage points to 13.7% in the quarter ended September 30, 2007 compared to 11.7% in 2006 while operating margins increased 1.7 percentage points to 15.1% in the nine months ended September 30, 2007 compared to 13.4% in the same period a year ago.  The increases in operating margins in the quarter and nine months ended September 30, 2007 are due to increases in gross margins of 0.1 and 0.4 percentage points, respectively, compared to the same periods a year ago as a result of higher selling prices.  The remaining increases in operating margins in the quarter and nine months ended September 30, 2007 are attributable to lower costs in the 2007 periods associated with the termination of a product offering and facility closure costs discussed in Note 10 to the Consolidated Condensed Financial Statements (1.2 and 0.3 percentage points in the quarter and nine months ended September 30, 2007, respectively) and lower distribution and other administrative expenses (0.7 and 1.0 percentage points in the quarter and nine months ended September 30, 2007, respectively).

CONMED Patient Care

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	$18,345	$18,546	$57,065	$56,222

Income (loss) from
operations	339	1,110	(1,109)	872

Operating Margin	1.8%	6.0%	(1.9%)	1.6%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales increased $0.2 million (1.1%) in the quarter ended September 30, 2007 to $18.5 million from $18.3 million in the same period a year ago. Patient care sales decreased $0.9 million (1.6%) in the nine months ended September 30, 2007 to $56.2 million from $57.1 million in the same period a year ago.  These decreases are principally a result of decreased sales of our suction instrument and ECG electrode product lines.

•
Operating margins as a percentage of net sales increased 4.2 percentage points to 6.0% for the quarter ended September 30, 2007 compared to 1.8% in 2006 while operating margins increased 3.5 percentage points to 1.6% for the nine months ended September 30, 2007 compared to -1.9% in the same period a year ago.  The increases in operating margins in the quarter and nine months ended September 30, 2007 are primarily due to increases in gross margins of 6.0 and 4.2 percentage points, respectively, compared to the same periods a year ago as a result of higher selling prices, offset by higher selling, administrative and research and development costs (1.8 and 0.7 percentage points, respectively), in the quarter and nine months ended September 30, 2007 compared to the same period a year ago.

CONMED Endoscopic Technologies

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	$12,699	$12,536	$42,151	$39,208

Loss from
operations	(4,439)	(1,449)	(10,830)	(5,092)

Operating Margin	(35.0%)	(11.6%)	(25.7%)	(13.0%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $0.2 million (1.6%) in the quarter ended September 30, 2007 from $12.7 million to $12.5 million in the same period a year ago.  Endoscopic Technologies sales decreased $2.9 million (6.9%) in the nine months ended September 30, 2007 to $39.2 million from $42.1 million in the same period a year ago. These decreases are principally a result of decreased sales of forceps and biliary products as a result of increased competition and pricing pressures as well as production and operational issues which resulted in product shortages and backorders during the first half of the year.

•
Operating margins as a percentage of net sales increased 23.4 percentage points to -11.6% in the quarter ended September 30, 2007 compared to -35.0% in 2006 while operating margins increased 12.7 percentage points to -13.0% for the nine months ended September 30, 2007 compared to -25.7% in the same period a year ago.  The increases in operating margins in the quarter and nine months ended September 30, 2007 are primarily due to increases in gross margins of 11.4 and 9.3 percentage points, respectively, compared to the same periods a year ago as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006.  The remaining increases in operating margins of 12.0 and 3.4 percentage points in the quarter and nine months ended September 30, 2007 are attributable to lower costs in the 2007 periods associated with acquisition-related costs (discussed in Note 10 to the Consolidated Condensed Financial Statements) and other administrative expenses.

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

Cash provided by operations

Our net working capital position was $204.0 million at September 30, 2007.  Net cash provided by operating activities was $35.5 million in the nine months ended September 30, 2007 and $40.8 million in the same period a year ago.

                 Net cash provided by operating activities decreased by $5.3 million in 2007 as compared to 2006 as higher net income was offset by increases in inventory levels from their December 31, 2006 levels in our arthroscopy and powered instrument product lines in anticipation of continued sales growth and to accommodate sales orders for new products.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2007 consisted of capital expenditures, the purchase of a business and additional cash consideration paid for a business acquisition as a result of a purchase price adjustment.  Capital expenditures were $16.0 million and $16.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in capital expenditures in the nine months ended September 30, 2007 as compared to the same period a year ago is primarily due to the completion of certain manufacturing and distribution infrastructure improvements.  The purchase of a business resulted in a $4.6 million payment while a purchase price adjustment resulted in a payment of $1.2 million in additional consideration.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2007 consisted primarily of the following:  $11.1 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan and $24.7 million in repayments of term borrowings under our senior credit agreement.

           Our $235.0 million senior credit agreement (the “senior credit agreement”) consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There was $19.0 million outstanding on the revolving credit facility as of September 30, 2007. Our available borrowings on the revolving credit facility at September 30, 2007 were $76.0 million with approximately $5.0 million of the facility set aside for outstanding letters of credit.  There were $59.3 million in borrowings outstanding on the term loan at September 30, 2007.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (6.63% at September 30, 2007) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.35% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.75% for term loan borrowings or 0.50% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The amended and restated credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of September 30, 2007.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $4.4 million and $10.2 million, respectively, at September 30, 2007.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first nine months of 2007.  We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of September 30, 2007, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $2.2 million in the nine months ended September 30, 2007 and are included in interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and nine month periods ended September 30, 2007.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2006 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2007.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5.  Other Information

On November 5, 2007, the Board of Directors approved an amendment to Sections 5.1 and 5.2 of the by-laws so as to permit a Direct Registration Program, or book entry ownership, with respect to CONMED Corporation common stock, as required by Rule 4350(l) of the Nasdaq Listing Rules.  The by-laws as amended and restated as of November 5, 2007 are attached as Exhibit 3.1.

Item 6. Exhibits

Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended By-laws of the Company

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: November 5, 2007

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President – Finance and
Chief Financial Officer

Exhibit Index

Sequential Page
Exhibit		Number

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-3

3.1	Amended By-laws of the Company	E-4