Form 10-K
period 2007-12-31
CONMED CORP
filed 2008-02-26
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007	Commission file number 0-16093
CONMED CORPORATION
(Exact name of registrant as specified in its charter)
New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $836,455,053 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 19, 2008 was 28,623,715.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007

CONMED CORPORATION
Item 1.	Business
        Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007(“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder and Chairman of the Board.  CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies.  They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,200 employees distribute its products worldwide from ten manufacturing locations.  See Note 8 to the Consolidated Financial Statements for further discussion of our principal operating units.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible free of charge through the Investor Relations section of our website (http://www.CONMED.com) as soon as practicable after such materials have been electronically filed with, or furnished to, the United States Securities and Exchange Commission.

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics.  The number of surgical procedures performed is increasing and we believe the long term demographic trend will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures.  Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before.  Sales of surgical products aggregated approximately 90% of our total net revenues in 2007.  See “Products.”

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

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 170 employee sales representatives and 205 sales professionals employed by independent sales agent groups.  Each of our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell.   Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices.  Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets.  We directly service hospital customers located in these markets through an employee-based international sales force of approximately 180 sales representatives.  We also maintain distributor relationships domestically and in numerous countries worldwide.  See “—Marketing.”

•
Operational Improvements and Manufacturing.  We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and optimizing our plant network to increase operational efficiencies within the organization.   Substantially all of our products are manufactured and assembled from components we produce.  Our strategy has historically been to vertically integrate our manufacturing facilities in order to develop a competitive advantage.  This integration provides us with cost efficient and flexible manufacturing operations which permit us to allocate capital more efficiently.  Additionally, we attempt to exploit commercial synergies between operations, such as the procurement of common raw materials and components used in production.

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.  These efforts are evidenced by recent product introductions, including the following:  IM 4000 High Definition Camera System, Spectrum® MVP™ Shoulder Suture Passer, Shutt® Series 210™ Instruments for Hip Arthroscopy, HD Arthroscope, and Single Chip Enhanced Definition Camera System.

Business Strategy

Our principal objectives are to improve the quality of surgical outcomes and patient care through the development of innovative medical devices, the refinement of existing products and the development of new technologies which reduce risk, trauma, cost and procedure time.  We believe that by meeting these objectives we will enhance our ability to anticipate and adapt to customer needs and market opportunities, and provide shareholders with superior investment returns.  We intend to achieve future growth and earnings development through the following initiatives:

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2005	2006	2007
Arthroscopy	34%	35%	38%
Powered Surgical Instruments	22	21	21
Electrosurgery	14	15	13
Patient Care	12	12	11
Endosurgery	8	8	9
Endoscopic Technologies	10	9	8
Total	100%	100%	100%
Net Sales (in thousands)	$617,305	$646,812	$694,288

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

Arthroscopy
Product	Description	Brand Name

Ablators and Shaver Ablators	Electrosurgical ablators and resection ablators to resect and remove soft tissue and bone; used in knee, shoulder and small joint surgery.	Advantage® Lightwave™ Trident®

Knee Reconstructive Systems	Products used in cruciate reconstructive surgery; includes instrumentation, screws, pins and ligament harvesting and preparation devices.	Paramax® Pinn-ACL® Grafix® Matryx™ Bioscrew® EndoPearl® XtraLok®

Soft Tissue Repair Systems	Instrument systems designed to attach specific torn or damaged soft tissue to bone or other soft tissue in the knee, shoulder and wrist; includes instrumentation, guides, hooks and suture devices.	Spectrum® Inteq® Shuttle Relay™ Blitz® Hi-Fi™ Suture Saver™

Fluid Management Systems	Disposable tubing sets, disposable and reusable inflow devices, pumps and suction/waste management systems for use in arthroscopic and general surgeries.	Apex® Quick-Flow® Quick-Connect® 87K™ 10K® 24K™

Arthroscopy
Product	Description	Brand Name

Imaging	Surgical video systems for endoscopic procedures; includes autoclavable single and three-chip camera heads and consoles, endoscopes, light sources, monitors, VCRs and printers.	Apex® 8180 Series Envision™ IM3300 Quicklatch® Shock Flex™ TrueHDTM IM4000

Implants	Products including bioabsorbable and metal screws, pins and suture anchors for attaching soft tissue to bone in the knee, shoulder and wrist as well as miniscal repair.
BioScrew™
Bio-Anchor®
BioTwist®
UltraFix®
Revo®
Super Revo®
Bionx™
Meniscus Arrow™
Smart Nail®
Smart Pin®
Smart Screw®
Smart Tack®
The Wedge™
Biostinger®
Hornet®
ThRevo™
Duet™
Impact™
Bio-Mini RevoTM
XO ButtonTM

Integrated operating room systems and equipment	Centralized operating room management and control systems, service arms and service managers.	CONMED® Nurse’s Assistant®

Arthroscopic Shaver Systems	Electrically powered shaver handpieces that accommodate a large variety of shaver blade disposables specific to clinical specialty and technological precision.	Advantage® Turbo™ Gator® Great White® Mako™ Merlin® Sterling®

Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™ Dry Doc® Cannulae Hip Arthroscopy Kit

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

Our powered instruments product line also includes the PowerPro® Battery System. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications.  The PowerPro® Battery System has a SureCharge™ option which allows the user to sterilize the battery before charging.  This ensures that the battery will be fully charged when delivered to the operating room, unlike competitive battery systems currently available on the market.  The PowerPro® uses a proprietary process for maintaining sterility during charging, thus avoiding the loss of battery charge during sterilization, which may occur in competing battery systems.

Powered Surgical Instruments
Product	Description	Brand Name

Large Bone	Powered saws, drills and related disposable accessories for use primarily in total knee and hip joint replacements and trauma surgical procedures.	Hall® Surgical MaxiDriver™ PowerPro® PowerProMax™ Advantage® SureCharge® MPower™

Small Bone	Powered saws, drills and related disposable accessories for small bone and joint related surgical procedures.	Hall® Surgical MicroPower™ Advantage® Smart Guard® PowerProMax™

Powered Surgical Instruments
Product	Description	Brand Name

Otolaryngology Neurosurgery Spine	Specialty powered saws, drills and related disposable accessories for use in neurosurgery, spine, and otolaryngologic procedures.	Hall® Surgical E9000® UltraPower® Hall Osteon® Hall Ototome® Coolflex®

Cardiothoracic Oral/maxillofacial	Powered sternum saws, drills, and related disposable accessories for use by cardiothoracic and oral/maxillofacial surgeons.	Hall® Surgical E9000® UltraPower® Micro 100TM VersiPower® Plus

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

Electrosurgery
Product	Description	Brand Name

Pencils	Disposable and reusable surgical instruments designed to deliver high-frequency electrical energy to cut and/or coagulate tissue.	Hand-Trol® GoldLine™ ClearVac®

Ground Pads	Disposable ground pads which disperse electrosurgical energy and safely return it to the generator; available in adult, pediatric and infant sizes.	MacroLyte® ThermoGard® SureFit™

Electrosurgery
Product	Description	Brand Name

Active Electrodes	Surgical accessory electrodes with and without the proprietary UltraCleanTM coating which provides an easy to clean electrode surface during surgery.	UltraCleanTM

Generators	Monopolar and bipolar clinical energy sources for surgical procedures performed in a hospital, physicians’ office or clinical setting.	System 5000TM System 2450TM Hyfrecator®2000

Argon Beam Coagulation Systems	Specialized electrosurgical generators, disposable hand pieces and ground pads for Argon Enhanced non-contact coagulation of tissues.	ABC® System 7550® ABC Flex® Bend-A-Beam®

Patient Care

Our patient care product line offering includes a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of suction instruments & tubing for use in the operating room, as well as a line of IV products for use in the critical care areas of the hospital.

Patient Care
Product	Description	Brand Name

ECG Monitoring	Line of disposable electrodes, monitoring cables, lead wire products and accessories designed to transmit ECG signals from the heart to an ECG monitor or recorder.	CONMED® Ultratrace® Cleartrace®

Patient Positioners	Products which properly and safely position patients while in surgery.	Airsoft®

Surgical Suction Instruments and Tubing	Disposable surgical suction instruments and connecting tubing, including Yankauer, Poole, Frazier and Sigmoidoscopic instrumentation, for use by physicians in the majority of open surgical procedures.	CONMED®

Intravenous Therapy	Disposable IV drip rate gravity controller and disposable catheter stabilization dressing designed to hold and secure an IV needle or catheter for use in IV therapy.	VENI-GARD® MasterFlow® Stat 2®

Patient Care
Product	Description	Brand Name

Defibrillator Pads and Accessories	Stimulation electrodes for use in emergency cardiac response and conduction studies of the heart.	PadPro® R2®

Pulse Oximetry	Used in critical care to continuously monitor a patient’s arterial blood oxygen saturation and pulse rate.	Dolphin® Pro2®

Non-invasive blood pressure cuff	Used in critical care to measure blood pressure.	SoftCheck® UltraCheck® (registered trademarks of CAS Medical Systems, Inc.)

Endosurgery

Endosurgery (also referred to as minimally invasive surgery or laparoscopic surgery) is surgery performed without a major incision. This surgical specialty results in less trauma for the patient and produces important cost savings as a result of shorter recovery times and reduced hospitalization.  Endosurgery is performed on organs in the abdominal cavity such as the gallbladder, appendix and female reproductive organs.  During such procedures, devices called “trocars” are used to puncture the abdominal wall and are then removed, leaving in place a trocar cannula.  The trocar cannula provides access into the abdomen for camera systems and surgical instruments.  Some of our endosurgical instruments are “reposable”, meaning that the instrument has a disposable and a reusable component.

Our Endosurgical products include the Reflex® and PermaClip™ clip appliers for vessel and duct ligation, Universal S/ITM (suction/irrigation) and Universal Plus™ laparoscopic instruments, specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the TroGard Finesse® which incorporates a blunt-tipped version of a trocar.  The TroGard Finesse® dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars thus resulting in smaller wounds, and less bleeding.  We also offer cutting trocars, suction/irrigation accessories, laparoscopic scissors, active electrodes, insufflation needles and linear cutters and staplers for use in laparoscopic surgery.  Our disposable skin staplers are used to close large skin incisions with surgical staples, thus eliminating the time consuming suturing process.

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
Universal™ Universal Plus™ FloVac®

Endosurgery
Product	Description	Brand Name

Clip Appliers	Disposable and reposable devices for ligating blood vessels and ducts by placing a titanium clip on the vessel.	Reflex® PermaClip™

Laparoscopic Instruments	Scissors, graspers	DetachaTip®

Skin Staplers	Disposable devices which place surgical staples for closing a surgical incision.	Reflex®

Microlaparoscopy scopes and instruments	Small laparoscopes and instruments for performing surgery through very small incisions.	MicroLap®

Specialty Laparoscopic Devices	Specialized elevator, retractor for laparoscopic hysterectomy	VCARE®

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

We offer a comprehensive line of minimally invasive diagnostic and therapeutic products used in conjunction with procedures which require flexible endoscopy.   Our principal customers include GI endoscopists, pulmonologists, and nurses who perform both diagnostic and therapeutic endoscopic procedures in hospitals and outpatient clinics.

Our primary focus is to identify, develop, acquire, manufacture and market differentiated medical devices, which improve outcomes in the diagnosis and treatment of gastrointestinal and pulmonary disorders.  Our diagnostic and therapeutic product offerings for GI and pulmonology include forceps, accessories, bronchoscopy devices, dilatation, hemostasis, biliary devices, and polypectomy.

Endoscopic Technologies
Product	Description	Brand Name

Pulmonary	Transbronchial Cytology and Histology Aspiration Needles, Disposable Biopsy Forceps, Cytology Brushes and Bronchoscope Cleaning Brushes	Wang® Blue Bullet® Precisor BRONCHO® GARG™

Biopsy	Disposable biopsy forceps, Percutaneous Liver Biopsy instrument, Disposable Cytology Brushes	Precisor® Hepacor® OptiBite®

Polypectomy	Disposable Polypectomy Snares, Retrieval Nets, Polyp Traps	Singular® Optimizer® Nakao SpidernetTM

Biliary
Triple Lumen Stone Removal Balloons, Advanced Cannulation Triple Lumen Papillotomes, High Performance Biliary Guidewires, Cannulas, Biliary Balloon Dilators, Plastic and Metal Endoscopic Biliary Stents
Apollo® Apollo3® Apollo3AC® FXWire™ XWire™ DirecXion® Director™ Duraglide™ Duraglide 3™ Flexxus™ ProForma® HYDRODUCT® Proserve™

Dilation	Multi-Stage Balloon Dilators, American Dilation System	Eliminator®
Hemostasis	Endoscopic Injection Needles, Endoscope Ligator, Multiple Band Ligator, Sclerotherapy Needle, Bipolar Hemostasis Probes	SureShot® Stiegmann-Goff™ Bandito™ RapidFire® Flexitip™ BICAP® BICAP SUPERCONDUCTOR™

Endoscopic Technologies
Product	Description	Brand Name

Endoscopic Ultrasound	Fine Needle Aspiration	VizeonTM

Enteral Feeding	Initial Percutaneous Endoscopic Gastrostomy (PEG) systems, Replacement Tri-Funnel G-Tube	EntakeTM

Accessories	Disposable Bite Blocks, Cleaning Brushes	Scope Saver™ Channel Master™ Blue Bullet® Whistle®

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2005, 2006 and 2007.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IHNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

•	205 sales representatives selling arthroscopy and powered surgical instrument products retained by independent sales agent groups;
•	55 employee sales representatives selling electrosurgery products;
•	35 employee sales representatives selling endosurgery products;
•	35 employee sales representatives selling patient care products;
•	45 employee sales representatives selling endoscopic technologies products.

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

Manufacturing

We manufacture substantially all of our products and assemble them from components we produce.  Our strategy has historically been to vertically integrate our manufacturing facilities in order to develop a competitive advantage.  This integration provides us with cost efficient and flexible manufacturing operations which permit us to allocate capital more efficiently.  Additionally, we attempt to exploit commercial synergies between operations, such as the procurement of common raw materials and components used in production.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through royalty payments based upon a percentage of licensed product net sales.  Royalty expense approximated $4.6 million, $4.4 million and $4.4 million in 2005, 2006 and 2007, respectively.

Amounts expended for Company sponsored research and development was approximately $25.5 million, $30.7 million and $30.4 million during 2005, 2006, and 2007, respectively.

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
Arthrex, Inc.
Stryker Corporation
ArthroCare Corporation
Johnson & Johnson: Mitek Worldwide

Powered Surgical	Stryker Corporation
Instruments	Medtronic, Inc. Midas Rex and Xomed divisions
The Anspach Effort, Inc.
MicroAire Surgical Instruments, LLC

Electrosurgery	Covidien Ltd.; Valleylab
3M Company
ERBE Elektromedizin GmbH

Patient Care	Covidien Ltd.: Kendall
3M Company

Endosurgery	Johnson & Johnson: Ethicon Endo-Surgery, Inc.
Tyco International Ltd.; U.S.Surgical

Endoscopic Technologies	Boston Scientific Corporation – Endoscopy
Wilson-Cook Medical, Inc.
Olympus America, Inc.
U.S. Endoscopy

Factors which affect our competitive posture include product design, customer acceptance, service and delivery capabilities, pricing and product development/improvement.  In the future, other alternatives such as new medical procedures or pharmaceuticals may become interchangeable alternatives to our products.

Government Regulation and Quality Systems –

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

Medical device regulations continue to evolve world-wide.  Products marketed in the EU and other countries require preparation of technical files and dossiers which demonstrate compliance with applicable local regulations. Products marketed in Australia are subject to a new classification system and have been re-registered under the updated Therapuetics Goods Act in 2007.  Products marketed in Japan must be re-registered under the Ministry of Health’s recently updated Pharmacuetical Affairs Law (PAL). As government regulations continue to change, there is a risk that the distribution of some of our products may be interrupted or discontinued if they do not meet the new requirements.

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

As noted above, our facilities are subject to periodic inspection by the FDA for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations.  Although we respond to all Form 483 observations and correct deficiencies expeditiously, there can be no assurance that the FDA will not take further action including issuing a warning letter, seizing product and imposing fines. We market our products in several foreign countries and therefore are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements and import laws.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries.  These regulations require companies that wish to manufacture and distribute medical devices in the European Union maintain quality system certification through European Union recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.  We believe that our products currently meet applicable standards for the countries in which they are marketed.

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

Employees

As of December 31, 2007, we had approximately 3,200 full-time employees, including approximately 2,000 in operations, 150 in research and development, and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our employees are represented by a labor union.

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

We have indebtedness that is substantial in relation to our shareholders’ equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations.  As of December 31, 2007, we had $222.8 million of debt outstanding, representing 31% of total capitalization and which does not include the $45 million of accounts receivable sold under the accounts receivable sales agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Under our accounts receivable sales agreement, there are certain statistical ratios which must be maintained relating to the pool of receivables in order for us to continue selling to the purchaser.  These ratios relate to sales dilution and losses on accounts receivable.  If new accounts receivable arising in the normal course of business do not qualify for sale or the purchaser otherwise ceases to purchase our receivables, we may require access to alternate sources of working capital, which may be more expensive or difficult to obtain.  Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable.  The purchaser commitment was amended effective December 28, 2007 whereby it was extended through October 31, 2009 under substantially the same terms and conditions.  In the event we are unable to renew our purchaser commitment in the future, we would need to access alternate sources of working capital which may be more expensive or difficult to obtain.

If we infringe third parties’ patents, or if we lose our patents or they are held to be invalid, we could become subject to liability and our competitive position could be harmed.

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2008 through 2028 and have additional patent applications pending.  See “Research and Development” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY (two facilities)	650,000	Own	-
Largo, FL	278,000	Own	-
Rome, NY	120,000	Own	-
Centennial, CO	87,500	Own	-
Tampere, Finland	5,662	Own	-
El Paso, TX	96,000	Lease	March 2010
Juarez, Mexico	44,000	Lease	December 2009
Brussels, Belgium	39,073	Lease	June 2015
Chelmsford, MA	27,911	Lease	July 2015
Montreal, Canada	7,232	Lease	March 2009
Santa Barbara, CA	18,600	Lease	December 2008 & September 2013
Frenchs Forest, Australia	16,909	Lease	July 2008
Tampere, Finland	15,457	Lease	Open Ended
Anaheim, CA	14,037	Lease	October 2012
Mississauga, Canada	13,500	Lease	May 2008
Milan, Italy	13,024	Lease	March 2013
Swindon, Wiltshire, UK	10,000	Lease	December 2015
Portland, OR	9,107	Lease	September 2008
Seoul, Korea	7,513	Lease	August 2008
Frankfurt, Germany	6,900	Lease	December 2012
Shepshed, Leicestershire,UK	5,000	Lease	October 2015
Lodz, Poland	3,222	Lease	March 2018
Barcelona, Spain	2,691	Lease	May 2009
Rungis Cedex, France	2,637	Lease	November 2011
Graz, Austria	2,174	Lease	October 2008
San Juan Capistrano, CA	2,000	Lease	January 2009

Item 3.	Legal Proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoenae may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

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

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities.  While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition, results of operations or cash flows.

On April 7, 2006, CONMED received a copy of a complaint filed in the United States District for the Northern District of New York on behalf of a purported class of former CONMED Linvatec sales representatives.  The complaint alleges that the former sales representatives were entitled to, but did not receive, severance in 2003 when CONMED Linvatec restructured its distribution channels.  Although we do not believe it is probable a loss has been incurred, it is reasonably possible.  The range of loss associated with this complaint ranges from $0 to $3.0 million, not including any interest, fees or costs that might be awarded if the five named plaintiffs were to prevail on their own behalf as well as on behalf of the approximately 70 (or 90 as alleged by the plaintiffs) other members of the purported class.   CONMED Linvatec did not generally pay severance during the 2003 restructuring because the former sales representatives were offered sales positions with CONMED Linvatec’s new manufacturer’s representatives.  Other than three of the five named plaintiffs in the class action, nearly all of CONMED Linvatec’s former sales representatives accepted such positions.

The Company’s motions to dismiss and for summary judgment, which were heard at a hearing held on January 5, 2007, were denied by a Memorandum Decision and Order dated May 22, 2007.  The District Court also granted the plaintiffs’ motion to certify a class of former CONMED Linvatec sales representatives whose employment with CONMED Linvatec was involuntarily terminated in 2003 and who did not receive severance benefits.   Although the Court’s ruling on the motions to dismiss, for summary judgment and the motion to certify the class do not represent final rulings on the merits, the Company had filed a motion seeking reconsideration of the motions to dismiss, and sought to appeal to the United State Court of Appeals for the Second Circuit from the class certification ruling.  The Second Circuit declined to consider the appeal by Order dated August 28, 2007.  In an order dated February 25, 2008, the United States District for the Northern District of New York granted the Company's motion to reconsider the Company's motions to dismiss portions of the complaint and, upon reconsideration, reaffirmed its previous ruling denying the aforementioned motions.  The Company believes there is no merit to the claims asserted in the Complaint, and plans to vigorously defend the case.  There can be no assurance, however, that the Company will prevail in the litigation.

The Company had been defending a product liability claim asserted against it and several of the Company’s subsidiaries in a case captioned Wehner v. Linvatec Corp., et al (the “Wehner Case”).  Two of the Company’s subsidiaries settled the case and accrued the expenses, including both the settlement and certain defense costs, in the fourth quarter of 2007 in the amount of $1.3 million.  As a result of the settlement, all of the claims against all of the Company’s entities will be dismissed with prejudice.

As the occurrence giving rise to the Wehner Case occurred in 2002 prior to the Company’s 2003 acquisition of Bionx Implants, Inc., the Wehner Case is not covered by the Company’s current product liability insurance policy.  The former product liability insurance carrier has denied coverage, and the Company and its subsidiaries commenced suit in the United States District Court for the Eastern District of Pennsylvania seeking a declaration that the underlying claim is covered by the policy.  The Company and its subsidiaries plan to vigorously pursue the claims for insurance coverage (i.e., for reimbursement of the costs of defending and settling the Wehner Case), although there can be no assurance that the Company and its subsidiaries will prevail.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “CNMD”. At February 4, 2008, there were 1,008 registered holders of our common stock and approximately 13,196 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2006 and 2007, as reported by the Nasdaq Stock Market.

	2006
Period	High	Low
First Quarter	$24.00	$18.09
Second Quarter	22.05	18.75
Third Quarter	21.29	19.19
Fourth Quarter	23.32	21.10

	2007
Period	High	Low
First Quarter	$29.23	$22.84
Second Quarter	31.85	28.73
Third Quarter	30.00	26.61
Fourth Quarter	29.68	22.89

We did not pay cash dividends on our common stock during 2006 or 2007 and do not currently intend to pay dividends for the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Our Board of Directors has authorized a share repurchase program;  see Note 7 to the Consolidated Financial Statements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth in the section captioned “Equity Compensation Plans” in CONMED Corporation’s definitive Proxy Statement or other informational filing for our 2008 Annual Meeting of Stockholders and all such information is incorporated herein by reference.

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

The following table sets forth selected historical financial data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statements of Operations Data (1):
Net sales	$497,130	$558,388	$617,305	$646,812	$694,288
Cost of sales (2)	237,433	271,496	304,284	333,966	345,163
Gross profit	259,697	286,892	313,021	312,846	349,125
Selling and administrative	157,453	183,183	216,685	234,832	240,541
Research and development	17,306	20,205	25,469	30,715	30,400
Impairment of goodwill (3)	-	-	-	46,689	-
Write-off of in-process research and development (4)	7,900	16,400	-	-	-

Other expense (income)(5)	(2,917)	3,943	7,119	5,213	(2,807)
Income (loss) from operations	79,955	63,161	63,748	(4,603)	80,991
Loss on early extinguishment of debt (6)	8,078	825	-	678	-
Interest expense	18,868	12,774	15,578	19,120	16,234

Income (loss) before income taxes	53,009	49,562	48,170	(24,401)	64,757
Provision (benefit) for income taxes	20,927	16,097	16,176	(11,894)	23,301

Net income (loss)	$32,082	$33,465	$31,994	(12,507)	41,456

Earnings (loss) Per Share
Basic	$1.11	$1.13	$1.09	$(.45)	$1.46

Diluted	$1.10	$1.11	$1.08	$(.45)	$1.43

Weighted Average Number of Common Shares In Calculating:
Basic earnings (loss) per share	28,930	29,523	29,300	27,966	28,416
Diluted earnings (loss) per share	29,256	30,105	29,736	27,966	28,965

Other Financial Data:
Depreciation and amortization	$24,854	$26,868	$30,786	$29,851	$31,534
Capital expenditures	9,309	12,419	16,242	21,895	20,910

Balance Sheet Data (at period end):
Cash and cash equivalents	$5,986	$4,189	$3,454	$3,831	$11,695
Total assets	805,058	872,825	903,783	861,571	893,951
Long-term debt (including current portion)	264,591	294,522	306,851	267,824	222,834
Total shareholders’ equity	433,490	447,983	453,006	440,354	505,002

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition.

(2)
Includes acquisition and acquisition-transition related charges of $4.4 million in 2004, $7.8 million in 2005, and $10.0 million in 2006.  Also included in 2006 is $1.3 million in charges related to the closing of our manufacturing facility in Montreal, Canada.  See additional discussion in Note 11 to the Consolidated Financial Statements.

(3)
During 2006, we recorded a $46.7 million charge for the impairment of goodwill related to the Endoscopic Technologies business unit.  See additional discussion in Note 4 to the Consolidated Financial Statements.

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

(5)	Other expense (income) includes the following:

	2003	2004	2005	2006	2007

Gain on settlement of a contractual dispute	(9,000)	-	-	-	-
Pension settlement	2,839	-	-	-	-
Acquisition-transition related costs	3,244	1,547	4,108	2,592	-
Termination of product offering	-	2,396	1,519	1,448	148
Environmental settlement	-	-	698	-	-
Loss on equity investment	-	-	794	-	-
Loss on settlement of a patent dispute	-	-	-	595	-
Facility closure costs	-	-	-	578	1,822
Gain on litigation settlement	-	-	-	-	(6,072)
Product liability settlement	-	-	-	-	1,295

Other expense (income)	$(2,917)	$3,943	$7,119	$5,213	$(2,807)

See additional discussion in Note 11 to the Consolidated Financial Statements.

(6)
Includes in 2003, 2004, and 2006, charges of $8.1 million, $0.8 million, and $0.7 million, respectively, related to losses on early extinguishment of debt.  See additional discussion in Note 5 to the Consolidated Financial Statements.

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

	2005	2006	2007
Arthroscopy	34%	35%	38%
Powered Surgical Instruments	22	21	21
Electrosurgery	14	15	13
Patient Care	12	12	11
Endosurgery	8	8	9
Endoscopic Technologies	10	9	8
Consolidated Net Sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States, Mexico and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 37%, 39% and 42% in 2005, 2006 and 2007, respectively.

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

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  In March 2008, we expect to be unveiling several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which we believe will further enhance our arthroscopy and powered surgical instrument product offerings.  Our reputation as an innovator is exemplified by these product introductions, which include the following: the Spectrum® MVP™ Shoulder Suture Passer, an innovative suture passing device for arthroscopic shoulder repair; the Sentinel™ Drill Bits which allows for safe and accurate drilling into the femoral tunnels during anterior cruciate  ligament, or ACL, surgery; the Shutt® Series 210™ Instruments for Hip Arthroscopy, which include nine manual instruments allowing for working in deep joints such as the hip; EL Microfracture Awls and Sterilization Tray which is for easier access in difficult-to-reach areas and use in hip arthroscopy; Smart Screw® II, a comprehensive line of bioabsorbable bone fixation implants; ThRevo® with HiFi, a shoulder anchor that incorporates the advantage of the HiFi high strength suture; Cordless Revision Attachment for Battery Handpieces, which are the only cordless revision attachments on the market and are used for cement removal in orthopedic revision surgery; Intrex™ Blade Line, a blade system composed of six blade profiles in seven different thicknesses for a comprehensive system of large bone saw blades; HD Arthroscope, the first high definition, or HD, arthroscope on the market ensures maximized transmission of high contrast light from the arthroscope into the True HD camera head; and the Single Chip Enhanced Definition Camera System, which incorporates a camera and image capture in the same device.

Business Challenges

In September 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”) for aggregate consideration of $81.3 million in cash.  The acquired business has enhanced our product offerings by adding a comprehensive line of single-use medical devices employed by gastro-intestinal and pulmonary physicians to diagnose and treat diseases of the digestive tract and lungs using minimally invasive endoscopic techniques.  The transfer of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities proved to be more time-consuming, costly and complex than was originally anticipated.  Operational issues associated with the transfer of production lines resulted in backorders, which, combined with increased competition and pricing pressures in the marketplace, have resulted in decreased sales, lower than anticipated gross margins and operating losses.  As a result of these factors, during our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies business was impaired and consequently we recorded an impairment charge of $46.7 million to reduce the carrying amount of this business to its fair value.  We have taken corrective action to resolve the operational issues associated with product shortages and now believe we have a stable supply of product to meet customer demand.  Although we experienced a sales decline of 4.0% for the 2007 full year in the Endoscopic Technologies product line, fourth quarter 2007 sales grew 6.3%, which we believe signifies a return to normal growth patterns.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $11.2 million, $14.3 million and $14.1 million for 2005, 2006 and 2007, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $0.8 million at December 31, 2007 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $289.5 million and other intangible assets of $191.8 million at December 31, 2007.

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

See Note 4 to the Consolidated Financial Statements for further discussion of goodwill and other intangible assets.

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

The discount rate was determined by using the Citigroup Pension Liability Index rate which, we believe, is a reasonable indicator of our plan’s future benefit payment stream.  This rate, which increased from 5.90% in 2007 to 6.48% in 2008, is used in determining pension expense.  This change in assumption will result in lower pension expense during 2008.

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

Based on these and other factors, 2008 pension expense is estimated at approximately $6.3 million compared to $6.9 million in 2007.  Actual expense may vary significantly from this estimate.

We expect to contribute approximately $12.0 million to our pension plan in 2008.

See Note 9 to the Consolidated Financial Statements for further discussion.

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

See Note 7 to the Consolidated Financial Statements for further discussion.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $24.9 million at December 31, 2007.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2006.  During 2007, Internal Revenue Service examinations were settled for tax years 2005 and 2006. The net effect of the settlement of these examinations, was a $0.6 million reduction in income tax expense in 2007.

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill.  However, upon adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) on January 1, 2009, changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141(R), generally will affect income tax expense. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards.  Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The impact of this pronouncement was not material to the Company’s consolidated financial statements.  See Note 6 to the Consolidated Financial Statements for further discussion.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income (loss) for the periods indicated:

	Year Ended December 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.3	51.6	49.7%
Gross margin	50.7	48.4	50.3
Selling and administrative expense	35.1	36.3	34.6
Research and development expense	4.1	4.7	4.4
Goodwill impairment	-	7.2	-
Other expense (income), net	1.0	0.8	(0.4)
Income (loss) from operations	10.5	(0.6)	11.7
Loss on early extinguishment of debt	-	0.1	-
Interest expense	2.6	3.0	2.3
Income (loss) before income taxes	7.9	(3.7)	9.4
Provision (benefit) for income taxes	2.7	(1.8)	3.4
Net income (loss)	5.2%	(1.9)%	6.0%

2007 Compared to 2006

Sales for 2007 were $694.3 million, an increase of $47.5 million (7.3%) compared to sales of $646.8 million in 2006 with the increase occurring in all product lines except Electrosurgery and Endoscopic Technologies.  Favorable foreign currency exchange rates in 2007 compared to 2006 accounted for $15.2 million of the increase.

Cost of sales increased to $345.2 million in 2007 compared to $334.0 million in 2006, primarily as a result of the increased sales volumes discussed above.    Gross profit margins increased 1.9 percentage points from 48.4% in 2006 to 50.3% in 2007.  The increase of 1.9 percentage points is comprised of improved gross margins in our Endoscopic Technologies product lines (0.9 percentage points) as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006 and improved gross margins in our Patient Care, Electrosurgery and Endosurgery product lines as a result of higher selling prices (0.9 percentage points) offsetting a decline in our Arthroscopy and Powered Instrument product lines (0.2 percentage points) caused by higher production variances.  Improved product mix also contributed to the increase in gross profit margins (0.3 percentage points).

Selling and administrative expense increased to $240.5 million in 2007 compared to $234.8 million in 2006.  Selling and administrative expense as a percentage of net sales decreased to 34.6% in 2007 from 36.3% in 2006.  This decrease of 1.7 percentage points is primarily attributable to greater leveraging of our cost structure as benefit costs (0.5 percentage points), selling expense related to our Endoscopic Technologies division (0.5 percentage points), distribution expense (0.1 percentage points) and other administrative costs (0.6 percentage points) declined as a percentage of net sales.

Research and development expense was $30.4 million in 2007 compared to $30.7 million in 2006.  As a percentage of net sales, research and development expense decreased to 4.4% in 2007 from 4.7% in 2006.  The decrease of 0.3 percentage points results from lower spending in our Endoscopic Technologies division as certain biliary and other projects near completion (0.3 percentage points).

During our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies business was impaired and consequently we recorded an impairment charge of $46.7 million to reduce the carrying amount of this business to its fair value.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2007 consisted of the following:  $1.8 million charge related to the closing of our manufacturing facility in Montreal, Canada and a sales office in France, a $0.1 million charge related to the termination of our surgical lights product offering, $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson, and a $1.3 million charge related to the settlement of a product liability claim and defense related costs.  Other expense in 2006 consisted of the following:  $0.6 million in costs related to the closing of our manufacturing facility in Montreal, Canada; $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute; a $1.4 million charge related to the termination of our surgical lights product offering; and $2.6 million in Endoscopic Technologies acquisition and transition-integration related charges.

During 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.  See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

Interest expense in 2007 was $16.2 million compared to $19.1 million in 2006.  The decrease in interest expense is primarily a result of lower weighted average borrowings outstanding in 2007 as compared to 2006.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) decreased to 5.51% in 2007 as compared to 5.53% in 2006.

A provision for income taxes was recorded at an effective rate of 36.0% in 2007 and (48.7)% in 2006 as compared to the Federal statutory rate of 35.0%.  The effective tax rate was lower in 2006 than in 2007 as a result of certain adjustments to income tax expense.  In 2006, we settled our 2001 through 2004 income taxes as a result of IRS examinations. We adjusted our reserves to consider positions taken in our income tax returns for periods subsequent to 2004.  The settlement and adjustment to our reserves resulted in a $1.5 million reduction in income tax expense in 2006.  During the third quarter of 2006, we filed our United States federal income tax return for 2005.  As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit resulting in a $0.7 million reduction in income tax expense in 2006.  The net effect of these adjustments was a $2.2 million reduction in income tax expense in 2006.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

2006 Compared to 2005

Sales for 2006 were $646.8 million, an increase of $29.5 million (4.8%) compared to sales of $617.3 million in 2005 with the increase occurring in all product lines except Endoscopic Technologies.  Favorable foreign currency exchange rates in 2006 compared to 2005 accounted for $4.5 million of the increase.

Cost of sales increased to $334.0 million in 2006 compared to $304.3 million in 2005, primarily as a result of the increased sales volumes discussed above.    Gross profit margins decreased 2.3 percentage points from 50.7% in 2005 to 48.4% in 2006.  The total decrease of 2.3 percentage points is comprised of 1.2 percentage points attributable to decreased gross margins in our Endoscopic Technologies business, 0.7 percentage points attributable to decreased gross margins in our Patient Care business with the remaining 0.4 percentage point decrease attributable to decreased gross margins in our Endosurgery business.  The Endoscopic Technologies business was acquired as a result of the Endoscopic Technologies acquisition and involved the transfer of substantially all of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities.  This transfer proved to be more time-consuming, costly and complex than was originally anticipated.  In addition, production and operational issues at an assembly operation in Mexico under contract to CONMED resulted in product shortages and backorders.  These operational issues, in combination with increased competition and pricing pressures in the marketplace resulted in decreased sales and gross margins.  The decreases in gross margin percentage attributable to Patient Care and Endosurgery are primarily a result of significant cost increases experienced in the second half of 2005 and in 2006 with respect to certain commodity and petroleum-based raw materials such as plastic resins and polymers used in the production of many of our products as well as higher spending related to quality assurance.

Selling and administrative expense increased to $234.8 million in 2006 compared to $216.7 million in 2005.  Selling and administrative expense as a percentage of net sales increased to 36.3% in 2006 from 35.1% in 2005.  This increase of 1.2 percentage points is primarily attributable to expensing stock options and other share-based payments in 2006 (0.6 percentage points) due to the adoption of SFAS 123R (see Note 7 to the Consolidated Financial Statements); increased administrative expenses associated with higher distribution costs (0.2 percentage points) due in part to higher petroleum prices; higher pension costs (0.2 percentage points) due primarily as a result of a decrease in the pension discount rate; increased spending on corporate quality systems and management (0.1 percentage points) in order to continue to maintain appropriate regulatory compliance; and other increases in selling and administrative costs (0.1 percentage points).

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

As discussed above, the transfer of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities proved to be more time-consuming, costly and complex than was originally anticipated.  In addition, production and operational issues at an assembly operation in Mexico under contract to CONMED resulted in product shortages and backorders.  These operational issues, in combination with increased competition and pricing pressures in the marketplace resulted in decreased sales and gross margins and operating losses.  As a result of these factors, during our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies business was impaired and consequently we recorded an impairment charge of $46.7 million to reduce the carrying amount of this business to its fair value.  We estimated the fair value of the Endoscopic Technologies business using a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with SFAS 142.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2006 consisted of the following:  $0.6 million in costs related to the closing of our manufacturing facility in Montreal, Canada; $0.6 million in costs related to the write-off of inventory in settlement of a patent dispute; a $1.4 million charge related to the termination of our surgical lights product offering; and $2.6 million in Endoscopic Technologies acquisition and transition-integration related charges.  Other expense in 2005 consisted of $1.5 million of expenses associated with the termination of our surgical lights product offering; $4.1 million in Endoscopic Technologies acquisition and transition-integration related charges; $0.7 million in environmental settlement costs; and $0.8 million of expense related to the loss on an equity investment.

During 2006, we recorded $0.7 million in losses on the early extinguishment of debt in connection with the refinancing of our senior credit agreement.  See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

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

A provision for income taxes was recorded at an effective rate of (48.7)% in 2006 and 33.6% in 2005 as compared to the Federal statutory rate of 35.0%.  The effective tax rate was lower in 2006 than in 2005 as a result of certain adjustments to income tax expense.  In 2006, we settled our 2001 through 2004 income taxes as a result of IRS examinations.  We adjusted our reserves to consider positions taken in our income tax returns for periods subsequent to 2004.  The settlement and adjustment to our reserves resulted in a $1.5 million reduction in income tax expense in 2006.  During the third quarter of 2006, we filed our United States federal income tax return for 2005.  As a result of the filing, we identified a greater benefit than was originally anticipated associated with the extraterritorial income exclusion rules and research and development tax credit resulting in a $0.7 million reduction in income tax expense.  The net effect of these adjustments was a $2.2 million reduction in income tax expense in 2006 as compared to the same period a year ago.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for 2005, 2006 and 2007:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2005	2006	2007

Net sales	$482,591	$515,937	$564,834
Income from operations	69,295	70,193	87,569
Operating margin	14.4%	13.6%	15.5%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $36.3 million (15.9%) in 2007 to $264.5 million from $228.2 million in 2006, on increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery;  Arthroscopy sales increased $16.8 million (7.9%) in 2006 to $228.2 million from $211.4 million in 2005, on increased sales of our resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

•
Powered Surgical Instrument sales increased $12.1 million (8.8%) in 2007 to $149.3 million from $137.2 million in 2006, on increased sales of small bone and large bone powered instrument products;  Powered Surgical Instrument sales increased $5.1 million (3.9%) in 2006 to $137.2 million from $132.0 million in 2005, on increased sales of small bone and large bone powered instrument products offset by slight decreases in our specialty powered instrument products.

•
Electrosurgery sales decreased $5.7 million (5.8%) in 2007 to $92.1 million from $97.8 million in 2006 principally as a result of decreased sales of our System 5000™ electrosurgical generators and pencils offset by increased sales of our ABC® handpieces; Electrosurgery sales increased $9.3 million (10.6%) in 2006 to $97.8 million from $88.5 million in 2005, on increased sales of our System 5000™ electrosurgical generator, ABC® and UltraClean™ disposable surgical products.

•
Endosurgery sales increased $6.1 million (11.6%) in 2007 to $58.9 million from $52.8 million in 2006, as a result of increased sales of our hand held instruments and suction/irrigation products;  Endosurgery sales increased $2.1 million (4.1%) in 2006 to $52.8 million from $50.7 million in 2005, as a result of increased sales of our hand held instruments, skin staplers, suction/irrigation products and various laparoscopic instrument products and systems.

•
Operating margins as a percentage of net sales increased 1.9 percentage points to 15.5% in 2007 compared to 13.6% in 2006.  The increase in operating margins are due to higher gross margins (0.3 percentage points) as result of higher selling prices, lower costs in 2007 associated with the termination of our surgical lights product offering and closing of a manufacturing facility in Montreal, Canada as discussed in Note 11 to the Consolidated Financial Statements (0.3 percentage points), lower benefit costs (0.4 percentage points), lower selling costs in our Electrosurgery division (0.5 percentage points) and lower administrative expenses (0.4 percentage points).

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

CONMED Patient Care
	2005	2006	2007

Net sales	$75,879	$75,883	$76,711
Income (loss) from operations	5,734	(759)	2,003
Operating margin	7.6%	(1.0)%	2.6%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales increased $0.9 million (1.2%) in 2007 to $76.8 million compared to $75.9 million in 2006 on increased sales of defibrillator pads. Patient Care net sales and the net sales of its principal ECG and suction instruments product lines remained flat in 2006 when compared to 2005 while increased sales of defibrillator pads and blood pressure cuffs have offset decreases in other patient care products.

•
Operating margins as a percentage of net sales increased 3.6% percentage points to 2.6% in 2007 compared to (1.0%) in 2006. The increases in operating margins are primarily due to increases in gross margins of 4.0 percentage points in 2007 compared to 2006 as a result of higher selling prices.  In addition, lower costs in 2007 are associated with the write-off of inventory in settlement of a patent dispute (0.8 percentage points) in 2006, offset by higher distribution costs (0.2 percentage points) and higher selling and administrative expenses (1.0 percentage points).

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

CONMED Endoscopic Technologies

	2005	2006	2007

Net sales	$58,835	$54,992	$52,743
Income (loss) from operations	(5,513)	(63,399)	(6,250)
Operating Margin	(9.4%)	(115.3%)	(11.8%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies net sales declined $2.2 million (4.0%) in 2007 to $52.7 million from $54.9 million in 2006, principally due to decreased sales of forceps and biliary products as a result of increased competition and pricing pressures as well as production and operational issues which resulted in product shortages and backorders during the first half of 2007.  Endoscopic Technologies net sales declined $3.8 million (6.5%) in 2006 to $54.9 million from $58.8 million in 2005, principally due to lower sales in our forceps products as a result of increased competition and pricing pressures as well as production and operational issues which resulted in product shortages and backorders.  In addition, we experienced lower sales as a result of the discontinuation of our agreement with Xillix Technologies Corporation to distribute the ONCO-Life™ product.

•
Operating margins as a percentage of net sales increased to (11.8%) in 2007 from (115.3%) in 2006.  The increase in operating margins of 103.5 percentage points in 2007 is primarily a result of the $46.7 million goodwill impairment charge (85.0 percentage points) in 2006. In addition, gross margins increased 12.2 percentage points as a result of the completion of the transfer of production lines from C.R. Bard to CONMED during 2006.  The remaining increases in operating margins of 6.3 percentage points are attributable to lower costs in 2007 associated with acquisition-related costs (4.6 percentage points), lower research and development expenses as certain biliary and other projects near completion (2.0 percentage points) and other selling and administrative expenses (2.6 percentage points) offset by charges related to closure of a sales office in France (2.9 percentage points).

•
Operating margins as a percentage of net sales declined to (115.3%) in 2006 from (9.4%) in 2005.  Selling and administrative and research and development expenses increased 5.0 and 1.4 percentage points, respectively, as expenses increased while net sales declined.  Additionally, as discussed above, production and operational issues associated with the transfer of production lines from C.R. Bard to CONMED resulted in product shortages and backorders, reduced sales and a decrease in gross margin of 14.5 percentage points.  As a result of these factors and the resulting operating losses, we determined during our testing of goodwill in the fourth quarter of 2006, that the goodwill of our Endoscopic Technologies business was impaired, resulting in an impairment charge of $46.7 million (85.0 percentage points).

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

Operating cash flows

Our net working capital position was $201.7 million at December 31, 2007.  Net cash provided by operating activities was $42.4 million, $64.7 million and $65.9 million for 2005, 2006 and 2007, respectively.

Net cash provided by operating activities increased $1.2 million in 2007 as compared to 2006.  The increase in net income in 2007 did not translate directly into a significant increase in operating cash flows given the non-cash nature of the goodwill impairment charge recognized in 2006.  The increase in net income was further offset by increases in inventory levels from their 2006 levels mainly in our arthroscopy and powered instrument product lines in anticipation of continued sales growth and to accommodate sales orders for new products as well as a $7.0 million increase in funding of the pension plan in 2007.

Investing cash flows

Capital expenditures were $16.2 million, $21.9 million and $20.9 million for 2005, 2006 and 2007, respectively.  Capital expenditures in 2007 were consistent with 2006 levels and higher than 2005 primarily due to technology upgrades including the ongoing implementation of an enterprise business software application.  Capital expenditures are expected to approximate $21.0 million in 2008.

The purchase of a business resulted in a $4.6 million payment while a purchase price adjustment resulted in a payment of $1.3 million in additional consideration in 2007.  The sale of an equity investment resulted in proceeds of $1.2 million in 2006. The purchase of a distributor’s business resulted in a $2.5 million payment in 2006.  Payments related to business acquisitions in 2005 totaled $0.4 million and are additional cash consideration paid for a business acquisition as a result of a purchase price adjustment.

Financing cash flows

Net cash provided by (used in) financing activities during 2007 consisted of the following:  $11.4 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan (See Note 7 to the Consolidated Financial Statements), $44.0 million in repayments of term borrowings under our senior credit agreement, a $1.8 million net change in cash overdrafts and $1.0 million in payments on mortgage notes.

During 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were no borrowings outstanding on the revolving credit facility as of December 31, 2007.  Our available borrowings on the revolving credit facility at December 31, 2007 were $95.0 million with approximately $5.0 million of the facility set aside for outstanding letters of credit.  There were $59.0 million in borrowings outstanding on the term loan at December 31, 2007.  The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the previously existing senior credit agreement. In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.2 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.5 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (6.34% at December 31, 2007) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.375% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.375% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2007.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $3.4 million and $10.4 million, respectively, at December 31, 2007.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

We have outstanding $150.0 million in 2.50% convertible senior subordinated notes (the “Notes”) due 2024.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2007, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

The Notes contain two embedded derivatives.  The embedded derivatives are recorded at fair value in other long-term liabilities and changes in their value are recorded through the consolidated statements of operations.  The embedded derivatives have a nominal value, and it is our belief that any change in their fair value would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during 2007.  In the past, we have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

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

Off-Balance Sheet Arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2006 and 2007, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $44.0 million and $45.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.9 million, $2.3 million and $2.9 million, in 2005, 2006 and 2007, respectively, and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser.  The pool of receivables is in full compliance with these ratios.  Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement.  In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases.  To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.  Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable.  The purchaser commitment was amended effective December 28, 2007 whereby it was extended through October 31, 2009 under substantially the same terms and conditions.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands).  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2007.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$222,834	$3,349	$5,359	$56,801	$157,325
Purchase obligations	54,697	54,021	676	-	-
Operating lease obligations	16,558	3,984	5,260	3,824	3,490
Total contractual obligations	$294,089	$61,354	$11,295	$60,625	$160,815

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table does not include required contributions to our pension plan in 2008, which are expected to be in the range of $1.6 million to $7.1 million.  (See Note 9 to the Consolidated Financial Statements).  The above table also does not include unrecognized tax benefits of approximately $0.4 million, the timing and certainty of recognition for which is uncertain.  (See Note 6 to the Consolidated Financial Statements).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), and other equity-based and equity-related awards.  The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  (See Note 7 to the Consolidated Financial Statements).

New Accounting Pronouncements

See Note 13 to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Foreign currency risk

A significant portion of our operations consist of sales activities in foreign jurisdictions.  As a result, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  As of December 31, 2007, we had entered into foreign exchange forward contracts to exchange Canadian dollars for United States dollars to hedge our intercompany exposure related to our Canadian subsidiary. These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not entered into any other foreign exchange forward or option contracts.  We have mitigated the effect of foreign currency exchange rate risk by transacting a significant portion of our foreign sales in United States dollars.  During 2007, changes in foreign currency exchange rates increased sales by approximately $15.2 million and income (loss) before income taxes by approximately $12.2 million.  In the future, we will continue to evaluate our foreign currency exposure and assess the need to enter into derivative contracts which hedge foreign currency transactions.

Interest rate risk

At December 31, 2007, we had approximately $59.0 million of variable rate long-term debt outstanding under our senior credit agreement and an additional $45.0 million in accounts receivable sold under our accounts receivable sales agreement; we are not a party to any interest rate swap agreements as of December 31, 2007.  Assuming no repayments other than our 2008 scheduled term loan payments, if market interest rates for similar borrowings and accounts receivable sales averaged 1.0% more in 2008 than they did in 2007, interest expense would increase, and income (loss) before income taxes would decrease by $1.0 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2008 than they did in 2007, our interest expense would decrease, and income (loss) before income taxes would increase by $1.0 million.

Item 8.	Financial Statements and Supplementary Data

Our 2007 Financial Statements, as well as the report thereon of PricewaterhouseCoopers LLP dated February 26, 2008, are included elsewhere herein.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Senior Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 14, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Index to Financial Statements
(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	60

	Report of Independent Registered Public Accounting Firm	61

	Consolidated Balance Sheets at December 31, 2006 and 2007	63

	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007	64

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007	65

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007	67

	Notes to Consolidated Financial Statements	69

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	97

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 56 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Joseph J. Corasanti
Joseph J. Corasanti
(President and Chief
Executive Officer)

Date: February 26, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EUGENE R. CORASANTI	Chairman of the Board	February 26,2008
Eugene R. Corasanti	of Directors

/s/ JOSEPH J. CORASANTI	President, Chief Executive	February 26,2008
Joseph J. Corasanti	Officer and Director

/s/ ROBERT D. SHALLISH, JR.	Vice President-Finance and Chief Financial Officer	February 26,2008
Robert D. Shallish, Jr.	(Principal Financial Officer)

/s/ LUKE A. POMILIO	Vice President – Corporate Controller	February 26,2008
Luke A. Pomilio	(Principal Accounting Officer)

/s/ BRUCE F. DANIELS	Director	February 26,2008
Bruce F. Daniels

/s/ Jo ANN GOLDEN	Director	February 26,2008
Jo Ann Golden

/s/ STEPHEN M. MANDIA	Director	February 26,2008
Stephen M. Mandia

/s/ WILLIAM D. MATTHEWS	Director	February 26,2008
William D. Matthews

/s/ STUART J. SCHWARTZ	Director	February 26,2008
Stuart J. Schwartz

/s/ MARK E. TRYNISKI	Director	February 26,2008
Mark E. Tryniski

Exhibit Index

Exhibit No.		Description

3.1	–
Amended and Restated By-Laws, as adopted by the Board of Directors on November 5, 2007 (Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2007).

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

4.5	–
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

4.6	–
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

Exhibit No.	Description

10.2+	–
Amended and restated Employment Agreement, dated November 12, 2004, by and between CONMED Corporation and Joseph J. Corasanti, Esq. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.3+	–
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

10.11	–	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description

10.12	–	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006)

10.13	–	2007 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2007)

10.14	–
Amended and Restated Credit Agreement, dated April 13, 2006, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated  by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006).

10.15	–
Registration Rights Agreement, dated November 10, 2004,   among CONMED Corporation and UBS Securities LLC on behalf of Several Initial Purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.16	–
Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.17	–
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

Exhibit No.	Description

10.21	–
Amendment No. 3, dated October 24, 2006 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2006).

10.22	–
Amendment No. 4, dated January 31, 2008 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2008).

14	–	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/ investor-ethics.htm

21*	–	Subsidiaries of the Registrant.

23*	–	Consent of Independent Registered Public Accounting Firm.

31.1*	–	Certification of Joseph J. Corasanti pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	–	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	–	Certifications of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith
+       Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2007.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report On Internal Control Over Financial Reporting".  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.  As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension plan in 2006.

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

  PricewaterhouseCoopers LLP

  Buffalo, New York
  February 26, 2008

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2007
(In thousands except share and per share amounts)

	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,831	$11,695
Accounts receivable, less allowance for doubtful accounts of $1,210 in 2006 and $787 in 2007	75,120	80,642
Inventories	151,687	164,969
Income taxes receivable	747	1,425
Deferred income taxes	10,008	11,697
Prepaid expenses and other current assets	8,490	8,594
Total current assets	249,883	279,022
Property, plant and equipment, net	116,480	123,679
Goodwill, net	290,512	289,508
Other intangible assets, net	191,135	191,807
Other assets	13,561	9,935
Total assets	$861,571	$893,951

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,148	$3,349
Accounts payable	41,823	38,987
Accrued compensation and benefits	17,712	19,724
Accrued interest	727	695
Other current liabilities	11,795	14,529
Total current liabilities	75,205	77,284

Long-term debt	264,676	219,485
Deferred income taxes	51,004	71,188
Other long-term liabilities	30,332	20,992
Total liabilities	421,217	388,949

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized 500,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 authorized; 31,304,203 and 31,299,203 issued in 2006 and 2007, respectively	313	313
Paid-in capital	284,858	287,926
Retained earnings	247,425	284,850
Accumulated other comprehensive income (loss)	(8,612)	(505)
Less: Treasury stock, at cost; 3,321,545 and 2,684,163 shares in 2006 and 2007, respectively	(83,630)	(67,582)
Total shareholders' equity	440,354	505,002
Total liabilities and shareholders' equity	$861,571	$893,951

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2006 and 2007
(In thousands except per share amounts)

	2005	2006	2007

Net sales	$617,305	$646,812	$694,288

Cost of sales	304,284	333,966	345,163

Gross profit	313,021	312,846	349,125

Selling and administrative expense	216,685	234,832	240,541

Research and development expense	25,469	30,715	30,400

Impairment of goodwill	-	46,689	-

Other expense (income)	7,119	5,213	(2,807)

	249,273	317,449	268,134

Income (loss) from operations	63,748	(4,603)	80,991

Loss on early extinguishment of debt	-	678	-

Interest expense	15,578	19,120	16,234

Income (loss) before income taxes	48,170	(24,401)	64,757

Provision (benefit) for income taxes	16,176	(11,894)	23,301

Net income (loss)	$31,994	$(12,507)	$41,456

Earnings (loss) per share:

Basic	$1.09	$(.45)	$1.46
Diluted	1.08	(.45)	1.43

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2005, 2006 and 2007
(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2004	30,136	$301	$256,551	$227,938	$(6,399)	$(30,408)	$447,983

Common stock issued under employee plans	1,001	10	16,988				16,998

Tax benefit arising from common stock issued under employee plans			4,742				4,742

Repurchase of common stock						(45,374)	(45,374)

Comprehensive income:

Foreign currency translation adjustments					(3,657)

Minimum pension liability (net of income tax benefit of $172)					320

Net income				31,994

Total comprehensive income							28,657

Balance at December 31, 2005	31,137	$311	$278,281	$259,932	$(9,736)	$(75,782)	$453,006

Common stock issued under employee plans	167	2	2,729				2,731

Tax benefit arising from common stock issued under employee plans			139				139

Stock based compensation			3,709				3,709

Repurchase of common stock						(7,848)	(7,848)

See notes to consolidated financial statements.

(continued)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2005, 2006 and 2007
(In thousands)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Comprehensive income:

Foreign currency translation adjustments					3,375

Minimum pension liability (net of income tax expense of $1,330)					3,092

Net income				(12,507)

Total comprehensive income (loss)							(6,040)

Adjustment to initially apply SFAS No. 158 (net of income tax benefit of $3,132)					(5,343)		(5,343)

Balance at December 31, 2006	31,304	$313	$284,858	$247,425	$(8,612)	$(83,630)	$440,354

Common stock issued under employee plans	(5)		(662)	(4,031)		16,048	11,355

Tax benefit (expense) arising from common stock issued under employee plans			(41)				(41)

Stock-based compensation			3,771				3,771

Comprehensive income (loss):

Foreign currency translation adjustments					5,284

Minimum pension liability (net of income tax expense of $1,654)					2,823

Net income (loss)				41,456

Total comprehensive income (loss)							49,563

Balance at December 31, 2007	31,299	$313	$287,926	$284,850	$(505)	$(67,582)	$505,002

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2006 and 2007
(In thousands)

	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$31,994	$(12,507)	$41,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,466	11,738	13,101
Amortization	18,320	18,113	18,433
Stock-based compensation	-	3,709	3,771
Goodwill impairment	-	46,689	-
Deferred income taxes	10,128	(12,164)	16,714
Income tax benefit of stock option exercises	4,742	139	-
Contributions to pension plans less than (in excess of) net pension cost	2,062	1,877	(5,112)
Loss on extinguishment of debt	-	203	-
Loss on sale of equity investment	794	-	-
Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions:
Sale of accounts receivable	(9,000)	4,000	1,000
Accounts receivable	266	(126)	(6,301)
Inventories	(33,620)	(9,380)	(22,621)
Accounts payable	8,273	7,016	(2,414)
Income taxes receivable	675	(2,069)	3,118
Accrued compensation and benefits	(194)	5,251	2,012
Accrued interest	347	(368)	(32)
Other assets	(4,402)	(1,582)	(83)
Other liabilities	(417)	4,172	2,852
	10,440	77,218	24,438
Net cash provided by operating activities	42,434	64,711	65,894

Cash flows from investing activities:
Payments related to business acquisitions, net of cash acquired	(372)	(2,466)	(5,933)
Proceeds from sale of equity investment	-	1,205	-
Purchases of property, plant and equipment, net	(16,242)	(21,895)	(20,910)
Net cash used in investing activities	(16,614)	(23,156)	(26,843)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	16,998	2,731	11,355
Repurchase of common stock	(45,374)	(7,848)	-

See notes to consolidated financial statements.
(continued)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2006 and 2007
(In thousands)

	2005	2006	2007

Payments on senior credit agreement	(29,917)	(173,160)	(44,000)
Proceeds of senior credit agreement	43,000	135,000	-
Payments on mortgage notes	(754)	(867)	(990)
Payments related to issuance of debt	(185)	(1,260)	-
Net change in cash overdrafts	(6,102)	1,166	(1,770)

Net cash provided by (used in) financing activities	(22,334)	(44,238)	(35,405)

Effect of exchange rate changes on cash and cash equivalents	(4,221)	3,060	4,218

Net increase (decrease) in cash and cash equivalents	(735)	377	7,864

Cash and cash equivalents at beginning of year	4,189	3,454	3,831

Cash and cash equivalents at end of year	$3,454	$3,831	$11,695

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$13,794	$18,247	$14,386
Income taxes	3,921	2,168	4,172

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

Accounts receivable sale

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (“the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2006 and 2007, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $44.0 million and $45.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.9 million, $2.3 million and $2.9 million, in 2005, 2006 and 2007, respectively, and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser.  The pool of receivables is in full compliance with these ratios.  Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivable sales agreement.  In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases.  To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.  Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable.  The purchaser commitment was amended effective December 28, 2007 whereby it was extended through October 31, 2009 under substantially the same terms and conditions.

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (53.8% at December 31, 2007) of our total assets.

Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. We perform impairment tests of goodwill and indefinite-lived intangible assets and evaluate the useful lives of acquired intangible assets subject to amortization.  These tests and evaluations are performed in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  It is our policy to perform annual impairment tests in the fourth quarter.  These tests resulted in an impairment charge of $46.7 million in the fourth quarter ending December 31, 2006.  See Note 4 for additional discussion.

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

Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $133.7 million and $134.8 million at December 31, 2006 and 2007, respectively, based on their quoted market price.

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

Forward Foreign Exchange Contracts

We have a forward contract program to exchange Canadian dollars for United States dollars in order to hedge our intercompany exposure related to our Canadian subsidiary.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges. We have a forward contract with a notional contract amount of $14.7 million outstanding at December 31, 2007.  Net realized losses in connection with these forward contracts approximated $1.1 million for the year ended December 31, 2007 and is recorded in selling and administrative expense in the Consolidated Statements of Operations.  We mark outstanding forward contracts to market.  The market value for forward foreign exchange contracts outstanding at December 31, 2007 was not material.

Income taxes

We provide for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”).  Under the liability method specified by SFAS 109, deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities and operating loss and tax credit carryforwards as measured by the enacted tax rates that are anticipated to be in effect in the respective jurisdictions when these differences reverse.  The deferred tax provision generally represents the net change in the assets and liabilities for deferred tax. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts for which realization is not likely.

Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided when the Company no longer considers subsidiary earnings to be permanently invested, such as in situations where the Company’s subsidiaries plan to make future dividend distributions.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The impact of this pronouncement was not material to the Company’s consolidated financial statements.  See Note 6 to the Consolidated Financial Statements for further discussion.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $11.2 million, $14.3 million and $14.1 million for 2005, 2006 and 2007, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $0.8 million at December 31, 2007 is adequate to provide for probable losses resulting from accounts receivable.

Earnings (loss) per share

Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights during the period.  In the 2006 period, incremental shares are not included in computing diluted EPS because to do so would have reduced the net loss per share.  The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2005, 2006 and 2007, respectively:

	2005	2006	2007

Net income (loss)	$31,994	$(12,507)	$41,456

Basic-weighted average shares outstanding	29,300	27,966	28,416

Effect of dilutive potential securities	436	-	549

Diluted-weighted average shares outstanding	29,736	27,966	28,965

Basic EPS	$1.09	$(.45)	$1.46

Diluted EPS	$1.08	$(.45)	$1.43

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 0.6 million at December 31, 2005 and 2007, respectively.  Upon  conversion of our 2.50% convertible senior subordinated notes (the “Notes”), the holder of each Note will receive the conversion  value of the Note payable in cash up to the principal  amount of the Note and CONMED common stock for the Note's  conversion  value in excess of such principal  amount.  As of December 31, 2007, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.  See Note 5 for further discussion of the Notes.

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

We elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R.  The alternative transition method allows the use of a simplified method to calculate the beginning pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.  The Company’s policy for intra-period tax allocation is the with and without approach for utilization of tax attributes.

During 2007, we began issuing shares under our stock based compensation plans out of treasury stock whereby treasury stock is reduced by the weighted average cost of such treasury stock.  To the extent there is a difference between the cost of the treasury stock and the exercise price of shares issued under stock based compensation plans, we record gains to paid in capital;  losses are recorded to paid in capital to the extent any gain was previously recorded, otherwise the loss is recorded to retained earnings.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

			Accumulated
		Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2006	$(12,386)	$3,774	$(8,612)

Foreign currency translation adjustments	-	5,284	5,284

Minimum pension liability (net of income taxes)	2,823	-	2,823

Balance, December 31, 2007	$(9,563)	$9,058	$(505)

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2006	2007

Raw materials	$50,225	$60,081
Work in process	17,815	18,669
Finished goods	83,647	86,219
	$151,687	$164,969

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2006	2007

Land	$4,200	$4,200
Building and improvements	84,944	88,564
Machinery and equipment	101,218	109,368
Construction in progress	11,281	14,103
	201,643	216,235
Less: Accumulated depreciation	(85,163)	(92,556)
	$116,480	$123,679

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $2,727, $3,269 and $3,724 for the years ended December 31, 2005, 2006 and 2007, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2007 are as follows:

2008	$3,984
2009	3,012
2010	2,248
2011	2,094
2012	1,730
Thereafter	3,490

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2006	2007
Balance as of January 1,	$335,651	$290,512

Goodwill impairment	(46,689)	-

Adjustments to goodwill resulting from tax benefits recognized	-	(2,192)

Adjustments to goodwill resulting from business acquisitions finalized	1,705	671

Foreign currency translation	(155)	517

Balance as of December 31,	$290,512	$289,508

In September 2004, we acquired the business operations of the Endoscopic Technologies Division of C.R. Bard, Inc. (the “Endoscopic Technologies acquisition”) for aggregate consideration of $81.3 million in cash.  The Endoscopic Technologies acquisition involved the transfer of substantially all of the Endoscopic Technologies production lines from C.R. Bard facilities to CONMED facilities.  This transfer proved to be more time-consuming, costly and complex than was originally anticipated.  In addition, production and operational issues at an assembly operation in Mexico under contract to CONMED resulted in product shortages and backorders.  These operational issues, in combination with increased competition and pricing pressures in the marketplace resulted in decreased sales and gross margins and operating losses.  As a result of these factors, during our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies operating unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million to reduce the carrying amount of the unit to its fair value.  We estimated the fair value of the Endoscopic Technologies operating unit using a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with SFAS 142.

Goodwill associated with each of our principal operating units at December 31, is as follows:

	2006	2007
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,419	42,439

CONMED Linvatec	173,007	171,332

CONMED Patient Care	58,441	59,092

Balance as of December 31,	$290,512	$289,508

Other intangible assets consist of the following:

	December 31, 2006		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Acumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$113,376	$(24,498)	$118,124	$(28,000)

Patents and other intangible assets	39,609	(24,696)	39,812	(26,473)

Unamortized intangible assets:

Trademarks and tradenames	87,344	-	88,344	-

	$240,329	$(49,194)	$246,280	$(54,473)

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

Customer relationship assets were acquired primarily in connection with the 1997 acquisition of Linvatec Corporation, the 2003 acquisition of Bionx Implants, Inc. and the 2004 Endoscopic Technologies acquisition.  These assets represent the value associated with business expected to be generated from acquired customers as of the acquisition date.  Asset values were determined by measuring the present value of the projected future earnings attributable to these assets.  Additionally, while the useful lives of these assets are not limited by contract or any other economic, regulatory or other known factors, the weighted average useful life of 36 years was determined as of acquisition date by historical customer attrition.  In accordance with SFAS 142 and as clarified by EITF Issue 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, customer relationships evidenced by customer purchase orders are contractual in nature and therefore continue to be recognized separate from goodwill and are amortized over their weighted average 36 year life.

Trademarks and tradenames were recognized primarily in connection with the 1997 acquisition of Linvatec Corporation, the 2003 acquisition of Bionx Implants, Inc. and the 2004 Endoscopic Technologies acquisition.  We continue to market products, release new product and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time.  Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible assets are not amortized.

Amortization expense related to intangible assets for the year ending December 31, 2007 and estimated amortization expense for each of the five succeeding years is as follows:

2007	$5,647

2008	5,893

2009	5,893

2010	5,547

2011	5,094

2012	5,037

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2006	2007
Revolving line of credit	$-	$-

Term loan borrowings on senior credit facility	102,988	58,988

2.50% Convertible senior subordinated notes	150,000	150,000

Mortgage notes	14,836	13,846

Total long-term debt	267,824	222,834

Less: Current portion	3,148	3,349

	$264,676	$219,485

During 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were no borrowings outstanding on the revolving credit facility as of December 31, 2007.  Our available borrowings on the revolving credit facility at December 31, 2007 were $95.0 million with approximately $5.0 million of the facility set aside for outstanding letters of credit.  There were $59.0 million in borrowings outstanding on the term loan at December 31, 2007.  The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the previously existing senior credit agreement. In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.2 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.5 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (6.34% at December 31, 2007) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.375% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.375% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2007.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $3.4 million and $10.4 million, respectively, at December 31, 2007.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

We have outstanding $150.0 million in 2.50% convertible senior subordinated notes (the “Notes”) due 2024.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2007, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

The Notes contain two embedded derivatives.  The embedded derivatives are recorded at fair value in other long-term liabilities and changes in their value are recorded through the consolidated statements of operations.  The embedded derivatives have a nominal value, and it is our belief that any change in their fair value would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

      The  scheduled  maturities  of  long-term  debt outstanding at December 31, 2007 are as follows:

2008	$3,349
2009	3,185
2010	2,174
2011	2,244
2012	54,557
Thereafter	157,325

Note 6 — Income Taxes

The provision for income taxes for the years ended December 31, 2005, 2006 and 2007 consists of the following:
	2005	2006	2007
Current tax expense:

Federal	$3,083	$(2,582)	$2,634
State	795	1,006	1,102
Foreign	2,170	1,846	2,851
	6,048	270	6,587
Deferred income tax expense	10,128	(12,164)	16,714
Provision for income taxes	$16,176	$(11,894)	$23,301

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2005, 2006 and 2007 follows:

	2005	2006	2007
Tax provision at statutory rate based on income (loss) before income taxes	35.00%	(35.00)%	35.00%

Extraterritorial income exclusion	(2.78)	(5.39)	-

State income taxes	0.66	(3.24)	1.78

Stock-based compensation	-	3.49	0.56

Research & development credit	(.53)	(3.87)	(1.23)

Settlement of taxing authority examinations	-	(6.08)	(0.97)

Other nondeductible permanent differences	0.85	1.81	0.63

Other, net	0.38	(0.46)	0.21

	33.58%	(48.74)%	35.98%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2006 and 2007 are as follows:

	2006	2007
Assets:

Inventory	$5,695	$4,817
Net operating losses	13,707	6,903
Deferred compensation	2,680	3,162
Accounts receivable	3,134	2,960
Accrued pension	7,259	5,604
Research and development credit	1,980	2,200
State taxes	156	-
Other	2,043	3,495
Valuation allowance	(6,892)	(4,209)

	29,762	24,932

Liabilities:

Goodwill and intangible assets	59,969	70,653
Depreciation	5,329	4,949
Employee benefits	103	287
State taxes	-	360
Contingent interest	5,357	8,174

	70,758	84,423

Net liability	$(40,996)	$(59,491)

Earnings before income (loss) taxes consists of the following U.S. and foreign income (loss):

	2005	2006	2007

U.S. income (loss)	$42,653	$(29,659)	$57,664
Foreign income	5,517	5,258	7,093

Total income (loss)	$48,170	$(24,401)	$64,757

The net operating loss carryforwards of acquired subsidiaries begin to expire in 2008.  These net operating loss carryforwards are subject to pre-existing ownership change limitations under IRC section 382 as a result of the purchase of stock of these acquired subsidiaries.  We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill.  However, upon adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) on January 1, 2009, changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141(R), generally will affect income tax expense.

During 2007, we reduced our valuation allowance for the portion of the net operating loss carryforward for which we determined utilization is more likely than not.  This amount totaled $2.2 million.  See Note 4 for additional discussion.

The gross amount of Federal net operating loss carryforwards available is $17.7 million.  This includes $6.7 million of net operating loss carryforwards from acquired subsidiaries as discussed above.  The remaining $11.0 million begins to expire in 2026.  Approximately $5.7 million of the gross Federal net operating loss is attributable to stock-based compensation windfall tax deductions.  In accordance with SFAS 123(R), the $2.0 million windfall tax benefit on the $5.7 million net operating loss carryforward has not been recorded as a deferred tax asset.  The $2.0 million tax benefit will be recorded in additional paid-in capital when realized.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2006.  During 2007, Internal Revenue Service examinations were settled for tax years 2005 and 2006. The net effect of the settlement of these examinations, was a $0.6 million reduction in income tax expense in 2007.

We have not provided for federal income taxes on undistributed earnings of our foreign subsidiaries as it remains our intention to permanently reinvest such earnings (approximately $24.9 million at December 31, 2007.)  It is not practicable given the complexities of the foreign tax credit calculation to estimate the tax due upon any possible repatriation.

On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The impact of this pronouncement was not material to the Company’s consolidated financial statements.

The following table summarizes the activity related to our unrecognized tax benefits:

2007
Balance as of January 1,	$1,359

Decrease for positions taken in prior periods	(164)

Increases for positions taken in current periods	1,410

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(739)

Balance as of December 31,	$1,866

Included in the unrecognized tax benefits of $1.9 million at December 31, 2007 was $0.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate.  The amount of interest accrued in 2007 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the Consolidated Statements of Operations.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months as a result of the anticipated completion of the 2007 IRS examination and expiration of statutes of limitations on prior tax returns.  A reasonable estimate of the range of change in unrecognized tax benefits cannot be made at this time.

Note 7 – Shareholders’ Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2006 and 2007, no preferred stock had been issued.

On February 15, 2005, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million could be purchased in any calendar year.  The Board subsequently amended this program on December 2, 2005 to authorize repurchases up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  Through December 31, 2006, we have repurchased a total of 2.2 million shares of common stock.  No stock repurchases were made in 2007 under this authorization.

We have reserved 4.7 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 639,000 shares remain available for grant at December 31, 2007.  The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $3.7 million and $3.8 million for the year ended December 31, 2006 and 2007, respectively. This amount is included in selling and administrative expenses on the Consolidated Statements of Operations.  Tax related benefits of $0.4 million and $0.8 million were also recognized for the years ended December 31, 2006 and 2007.  Cash received from the exercise of stock options and SARs was $15.9 million, $1.7 million and $11.3 million for the years ended December 31, 2005, 2006 and 2007, respectively and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the years ended December 31, 2005, 2006 and 2007 was $16.51, $8.92 and $11.88, respectively.  The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted in the years ended December 31, 2005, 2006 and 2007, respectively:  risk-free interest rate of 4.16%, 5.13% and 4.56%; volatility factor of the expected market price of the Company's common stock of 53.26%, 37.79% and 32.61%; a weighted-average expected life of the option and SAR of 5.7 years for all three years; and that no dividends would be paid on common stock.  The risk free interest rate is based on the option and SAR grant date for a traded zero-coupon U.S. Treasury bond with a maturity date equal to the expected life.  Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant.  The expected life selected for options and SARs granted during the year ended December 31, 2007 represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the year ended December 31, 2007.  There were no SARs granted prior to 2006.:

	Number	Weighted-
	of	Average
	Shares	Exercise
	(in 000’s)	Price

Outstanding at December 31, 2006	3,166	$22.23

Granted	194	29.96
Forfeited	(71)	26.56
Exercised	(600)	18.60

Outstanding at December 31, 2007	2,689	$23.46
Exercisable at December 31, 2007	1,949	$22.66

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2007 was 5.8 years and 5.0 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2007 was $5.8 million and $4.8 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the year ended December 31, 2005, 2006 and 2007 was $12.9 million, $0.7 million and $6.7 million, respectively.

The following table illustrates the RSU activity for the year ended December 31, 2007.  There were no RSU’s granted prior to 2006.

	Number	Weighted-
	of	Average
	Shares	Grant-Date
	(in 000’s)	Fair Value

Outstanding at December 31, 2006	144	$20.22
Granted	155	29.13
Vested	(28)	20.19
Forfeited	(6)	23.10

Outstanding at December 31, 2007	265	$25.20

The total fair value of shares vested was $0 and $0.6 million for the years ended December 31, 2006 and 2007, respectively.

As of December 31, 2007, there was $12.0 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plan which is expected to be recognized over 5.0 years (weighted average period of 1.9 years).

The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the year ended December 31, 2005.   The pro forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period.

2005

Net income — as reported	$31,994

Pro forma stock-based employee compensation expense, net of related income tax effect	(4,075)

Net income — pro forma	$27,919

Earnings per share - as reported:
Basic	$1.09
Diluted	$1.08
Earnings per share - pro forma:
Basic	$0.95
Diluted	$0.94

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2007, we issued approximately 19,000 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 8 — Business Segments and Geographic Areas

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

The following is net sales information by product line and reportable segment:

	2005	2006	2007

Arthroscopy	$211,397	$228,195	$264,637
Powered Surgical Instruments	132,045	137,150	149,261
CONMED Linvatec	343,442	365,345	413,898
CONMED Electrosurgery	88,455	97,809	92,107
CONMED Endosurgery	50,694	52,783	58,829
CONMED Linvatec, Electrosurgery and Endosurgery	482,591	515,937	564,834

CONMED Patient Care	75,879	75,883	76,711
CONMED Endoscopic Technologies	58,835	54,992	52,743

Total	$617,305	$646,812	$694,288

Total assets, capital expenditures, depreciation and amortization information are not available by reportable segment.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes.  The Corporate line includes corporate related items not allocated to operating units:

	2005	2006	2007

CONMED Linvatec, Electrosurgery and Endosurgery	$69,295	$70,193	$87,569
CONMED Patient Care	5,734	(759)	2,003
CONMED Endoscopic Technologies	(5,513)	(63,399)	(6,250)
Corporate	(5,768)	(10,638)	(2,331)

Income (loss) from operations	63,748	(4,603)	80,991

Loss on early extinguishment of debt	-	678	-

Interest expense	15,578	19,120	16,234

Income (loss) before income taxes	$48,170	$(24,401)	$64,757

Net sales information for geographic areas consists of the following:

	2005	2006	2007

United States	$390,050	$396,953	$404,434
Canada	36,111	43,104	55,313
United Kingdom	30,117	32,542	45,335
Japan	22,073	25,451	26,274
Australia	23,237	27,249	30,199
All other countries	115,717	121,513	132,733

Total	$617,305	$646,812	$694,288

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2006 and 2007.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2005, 2006 and 2007.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our employees.

Total employer contributions to the 401(k) plan were $2.2 million, $2.3 million and $2.5 million during the years ended December 31, 2005, 2006 and 2007, respectively.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2006	2007

Accumulated Benefit Obligation	$46,066	$47,991

Change in benefit obligation
Projected benefit obligation at beginning of year	$51,420	$54,541
Service cost	5,444	5,863
Interest cost	2,905	3,216
Actuarial gain	(1,176)	(3,834)
Benefits paid	(4,052)	(3,194)

Projected benefit obligation at end of year	$54,541	$56,592

Change in plan assets
Fair value of plan assets at beginning of year	$33,252	$36,894
Actual gain on plan assets	2,694	2,832
Employer contribution	5,000	12,000
Benefits paid	(4,052)	(3,194)
Fair value of plan assets at end of year	$36,894	$48,532

Funded status	$17,647	$8,059

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2006	2007

Accrued long-term pension liability	$17,647	$8,059
Accumulated other comprehensive income (loss)	(19,644)	(15,167)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2006	2007

Discount rate	5.90%	6.48%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

The following table illustrates the effects of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) on each of the balance sheet line items in 2006:

	Before		After
	Application of		Application of
	SFAS 158	Adjustment	SFAS 158
Accrued pension liability	$9,172	$8,475	$17,647
Deferred income taxes	54,136	(3,132)	51,004
Total liabilities	415,874	5,343	421,217
Accumulated other comprehensive income (loss)	(3,269)	(5,343)	(8,612)
Shareholders’ equity	445,697	(5,343)	440,354

Accumulated other comprehensive income (loss) for the years ended December 31, 2006 and 2007 consists of the following items not yet recognized in net periodic pension cost (before income taxes):

	2006	2007
Net actuarial loss	$(24,792)	$(19,969)
Transition liability	(36)	(32)
Prior service cost	5,184	4,834
Accumulated other comprehensive income (loss)	$(19,644)	$(15,167)

The total amounts reclassified from accumulated other comprehensive income (loss) and recognized in 2007 as a component of net periodic pension cost included  net actuarial losses of $1,382, transition obligation of $4 and prior service cost (credit) of $(351).

Net periodic pension cost for the years ended December 31, consists of the following:

	2005	2006	2007

Service cost — benefits earned during the period	$4,503	$5,444	$5,863
Interest cost on projected benefit obligation	2,651	2,905	3,216
Return on plan assets	(2,548)	(2,694)	(3,226)
Transition amount	4	4	4
Prior service cost	(351)	(351)	(351)
Amortization of loss	1,303	1,569	1,382
Net periodic pension cost	$5,562	$6,877	$6,888

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2005	2006	2007

Discount rate	5.75%	5.55%	5.90%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension		Target
	Plan Assets		Allocation
	2006	2007	2008

Equity securities	71%	64%	75%
Debt securities	29	36	25
Total	100%	100%	100%

As of December 31, 2007, the Plan held 27,562 shares of our common stock, which had a fair value of $0.6 million. We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

We expect to contribute approximately $12.0 million to our pension plan in 2008.

The estimated portion of net actuarial loss, net prior service cost, and transition obligation in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic pension cost in 2008 is $917, ($351) and $4, respectively.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years.  The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2007 and reflect the impact of expected future employee service.

2008	$2,225
2009	2,216
2010	2,972
2011	2,586
2012	3,985
2013-2017	16,431

Note 10 — Legal Matters

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoenae may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

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

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities.  While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations could not have a material adverse effect on our financial condition, results of operations or cash flows.

On April 7, 2006, CONMED received a copy of a complaint filed in the United States District for the Northern District of New York on behalf of a purported class of former CONMED Linvatec sales representatives.  The complaint alleges that the former sales representatives were entitled to, but did not receive, severance in 2003 when CONMED Linvatec restructured its distribution channels.  Although we do not believe it is probable a loss has been incurred, it is reasonably possible.  The range of loss associated with this complaint ranges from $0 to $3.0 million, not including any interest, fees or costs that might be awarded if the five named plaintiffs were to prevail on their own behalf as well as on behalf of the approximately 70 (or 90 as alleged by the plaintiffs) other members of the purported class.   CONMED Linvatec did not generally pay severance during the 2003 restructuring because the former sales representatives were offered sales positions with CONMED Linvatec’s new manufacturer’s representatives.  Other than three of the five named plaintiffs in the class action, nearly all of CONMED Linvatec’s former sales representatives accepted such positions.

The Company’s motions to dismiss and for summary judgment, which were heard at a hearing held on January 5, 2007, were denied by a Memorandum Decision and Order dated May 22, 2007.  The District Court also granted the plaintiffs’ motion to certify a class of former CONMED Linvatec sales representatives whose employment with CONMED Linvatec was involuntarily terminated in 2003 and who did not receive severance benefits.   Although the Court’s ruling on the motions to dismiss, for summary judgment and the motion to certify the class do not represent final rulings on the merits, the Company had filed a motion seeking reconsideration of the motions to dismiss, and sought to appeal to the United State Court of Appeals for the Second Circuit from the class certification ruling.  The Second Circuit declined to consider the appeal by Order dated August 28, 2007.  In an order dated February 25, 2008, the United States District for the Northern District of New York granted the Company's motion to reconsider the Company's motions to dismiss portions of the complaint and, upon reconsideration, reaffirmed its previous ruling denying the aforementioned motions.  The Company believes there is no merit to the claims asserted in the Complaint, and plans to vigorously defend the case.  There can be no assurance, however, that the Company will prevail in the litigation.

The Company had been defending a product liability claim asserted against it and several of the Company’s subsidiaries in a case captioned Wehner v. Linvatec Corp., et al (the “Wehner Case”).  Two of the Company’s subsidiaries settled the case and accrued the expenses, including both the settlement and certain defense costs, in the fourth quarter of 2007 in the amount of $1.3 million.  As a result of the settlement, all of the claims against all of the Company’s entities will be dismissed with prejudice.

As the occurrence giving rise to the Wehner Case occurred in 2002 prior to the Company’s 2003 acquisition of Bionx Implants, Inc., the Wehner Case is not covered by the Company’s current product liability insurance policy.  The former product liability insurance carrier has denied coverage, and the Company and its subsidiaries commenced suit in the United States District Court for the Eastern District of Pennsylvania seeking a declaration that the underlying claim is covered by the policy.  The Company and its subsidiaries plan to vigorously pursue the claims for insurance coverage (i.e., for reimbursement of the costs of defending and settling the Wehner Case), although there can be no assurance that the Company and its subsidiaries will prevail.

Note 11 — Other expense (income)

Other expense (income) for the year ended December 31, consists of the following:

	2005	2006	2007

Acquisition-transition related costs	4,108	2,592	-
Termination of product offering	1,519	1,448	148
Environmental settlement costs	698	-	-
Loss on equity investment	794	-	-
Write-off of inventory in settlement of a patent dispute	-	595	-
Facility closure costs	-	578	1,822
Gain on litigation settlement	-	-	(6,072)
Product liability settlement	-	-	1,295
Other expense (income)	$7,119	$5,213	$(2,807)

On September 30, 2004, we completed the Endoscopic Technologies acquisition.  As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement.  The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities was completed during 2006.  During the years ended December 31, 2005 and 2006, we incurred $4.1 million and $2.6 million, respectively, of acquisition and transition-integration related charges associated with the Endoscopic Technologies acquisition which have been recorded in other expense (income).  These expenses consist of severance, acquisition, transition and integration related charges.

During 2004, we elected to terminate our surgical lights product line.  We instituted a customer replacement program whereby all currently installed surgical lights were replaced by CONMED.  We recorded charges totaling $5.5 million related to the surgical lights customer replacement program (including $1.5 million, $1.4 million and $0.1 million in the years ended December 31, 2005, 2006 and 2007, respectively) in other expense (income).  The surgical lights customer replacement program was completed during the second quarter of 2007.

During the quarter ended June 30, 2005, we entered into a settlement of certain environmental claims related to the operations of one of our subsidiaries during the 1980s, before it was acquired by CONMED, at a site other than the one it currently occupies.  The current owner alleged that the acquired subsidiary caused environmental contamination of the property.  In order to avoid litigation, we agreed to reimburse the owner for a certain percentage of past remediation costs, and to participate in the funding of the remediation activities.  The total sum of past costs, including attorney’s fees, together with an estimate of future costs, amounted to approximately $0.7 million and was recorded in other expense (income) for the year ended December 31, 2005.  We believe any future costs incurred in excess of amounts already expensed would be covered by insurance.

During the quarter ended December 31, 2005, we incurred a $0.8 million loss on the sale of an equity investment.  This investment had a carrying value of $2.0 million and was sold in January 2006 for $1.2 million resulting in a $0.8 million loss.

During the quarter ended June 30, 2006, we were notified by Dolphin Medical, Inc. (“Dolphin”), that it would discontinue its Dolphin ONE® product line as a result of an agreement between Dolphin and Masimo Corporation in which Masimo agreed to release Dolphin and its affiliates from certain patent infringement claims.  We had sold the Dolphin ONE® and certain other pulse oximetry products manufactured by Dolphin under a distribution agreement.  As a result of the product line discontinuation, we recorded a $0.6 million charge to other expense (income) to write-off on-hand inventory of the discontinued product line.

During 2006, we elected to close our facility in Montreal, Canada which manufactured products for our CONMED Linvatec line of integrated operating room systems and equipment.  The products which had been manufactured in the Montreal facility are now purchased from third party vendors.  The closing of this facility was completed in the first quarter of 2007.  We incurred a total of $2.2 million in costs associated with this closure, of which $1.3 million related to the write-off of inventory and was included in cost of goods sold during 2006.  The remaining $0.9 million (including $0.3 million in 2007) primarily relates to severance expense and the disposal of fixed assets and has been recorded in other expense (income).

During 2007, we elected to close our CONMED Endoscopic Technologies sales office in France.  During 2007, we incurred $1.5 million in costs associated with this closure primarily related to severance expense.  We have recorded such costs in other expense (income); no further expenses are expected to be incurred.

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

Two of the Company’s subsidiaries settled a product liability claim asserted against it and several of the Company’s subsidiaries in a case captioned Wehner v. Linvatec Corp., et al.    Total settlement and defense related costs amounted to $1.3 million which we have recorded in other expense (income) during the quarter ended December 31, 2007.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2005	2006	2007

Balance as of January 1,	$3,524	$3,416	$3,617

Provision for warranties	4,035	5,774	3,078
Claims made	(4,143)	(5,573)	(3,389)

Balance as of December 31,	$3,416	$3,617	$3,306

Note 13 - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently assessing the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires the noncontrolling interests (minority interests) to be recorded at fair value and reported as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

Note 14 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2006 and 2007 are as follows:

		Three Months Ended
	March	June	September	December
2006
Net sales	$158,466	$163,473	$154,981	$169,892
Gross profit	77,900	77,774	74,731	82,441
Net income (loss)	4,340	3,414	3,332	(23,593)
EPS:
Basic	$.15	$.12	$.12	$(.84)
Diluted	.15	.12	.12	(.84)

		Three Months Ended
	March	June	September	December
2007
Net sales	$171,014	$169,258	$164,448	$189,568
Gross profit	85,225	85,860	82,358	95,682
Net income	11,922	9,345	8,355	11,834
EPS:
Basic	$.43	$.33	$.29	$.41
Diluted	.42	.32	.29	.41

Unusual Items Included In Selected Quarterly Financial Data:

2006

First quarter

During the first quarter of 2006, we recorded a charge of $0.1 million related to our termination of our surgical lights product line and $0.5 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense – see Note 11.

Second Quarter

During the second quarter of 2006, we recorded a charge of $0.6 million related to the write-off of inventory in settlement of a patent dispute and $1.0 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense – see Note 11.

During the second quarter of 2006, we recorded a loss on the early extinguishment of debt of $0.7 million – see Note 5.

Third Quarter

During the third quarter of 2006, we recorded a charge of $0.4 million related to severance payments due to the closing of a manufacturing plant, $1.0 million in charges related to the termination of our surgical lights product line, and $0.6 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense – see Note 11.

Fourth Quarter

During the fourth quarter of 2006, we recorded a charge of $1.3 million to cost of sales to write-off inventory related to the closing of a manufacturing plant.  In addition, we recorded $0.1 million in severance costs due to the closing of a manufacturing plant, $0.4 million in charges related to the termination of our surgical lights product line, and $0.5 million of acquisition and transition-integration related costs associated with the Endoscopic Technologies acquisition to other expense – see Note 11.

During the fourth quarter of 2006, after completing our annual goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies operating unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million – see Note 4.

2007

First quarter

During the first quarter of 2007, we recorded a charge of $0.1 million related to our termination of our surgical lights product line, $0.3 million related to the closure of a manufacturing plant, and $0.3 million related to the closure of a sales office – see Note 11.

During the first quarter of 2007, we recorded a pre-tax gain of $6.1 million related to the settlement of a legal dispute between CONMED and Johnson & Johnson. – see Note 11.

Second Quarter

During the second quarter of 2007, we recorded a charge of $1.3 million related to severance payments due to the closing of a sales office – see Note 11.

Third Quarter

There were no unusual items in the third quarter of 2007.

Fourth Quarter

During the fourth quarter of 2007, we recorded a charge of $1.3 million related to the settlement of a product liability case.   Such charges included the settlement and defense related costs – see Note 11.

Note 15 – Subsequent Event

On January 9, 2008, CONMED Corporation entered into an agreement to purchase a distributor’s business for approximately $14.4 million.  This purchase consists mainly of customer lists.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at	Charged to	Charged to		Column E
Column A	Beginning of	Costs and	Other	Column D	Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period

2007

Allowance for bad debts	$1,210	$346	$-	$(769)	$787
Sales returns andallowance	2,964	446	-	(380)	3,030
Deferred tax asset valuation allowance	6,892	805	-	$(3,488)	4,209

2006

Allowance for bad debts	$1,522	$640	$(350)	$(602)	$1,210
Sales returns and allowance	1,339	852	773	-	2,964
Deferred tax asset valuation allowance	6,160	772	-	$(40)	6,892

2005

Allowance for bad debts	$1,235	$951	$-	$(664)	$1,522
Sales returns and allowance	1,417	-	-	(78)	1,339
Deferred tax asset valuation allowance	5,887	829	-	$(556)	6,160