Form 10-Q
period 2008-03-31
CONMED CORP
filed 2008-05-05
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

The number of shares outstanding of registrant's common stock, as of April 30, 2008 is 28,649,446 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,

	2007	2008

Net sales	$171,014	$190,773

Cost of sales	85,789	93,009

Gross profit	85,225	97,764

Selling and administrative expense	59,805	68,646

Research and development expense	7,594	8,078

Other expense (income)	(5,414)	-

	61,985	76,724

Income from operations	23,240	21,040

Interest expense	4,516	3,174

Income before income taxes	18,724	17,866

Provision for income taxes	6,802	6,856

Net income	$11,922	$11,010

Per share data:

Net income
Basic	$.43	$.38
Diluted	.42	.38

Weighted average common shares
Basic	27,987	28,625
Diluted	28,559	29,006

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	March 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,695	$13,408
Accounts receivable, net	80,642	98,937
Inventories	164,969	164,613
Income taxes receivable	1,425	-
Deferred income taxes	11,697	12,004
Prepaid expenses and other current assets	8,594	10,666
Total current assets	279,022	299,628
Property, plant and equipment, net	123,679	127,269
Goodwill	289,508	289,435
Other intangible assets, net	191,807	199,255
Other assets	9,935	9,263
Total assets	$893,951	$924,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,349	$3,349
Accounts payable	38,987	40,054
Accrued compensation and benefits	19,724	18,342
Income taxes payable	-	1,833
Accrued interest	695	1,610
Other current liabilities	14,529	23,099
Total current liabilities	77,284	88,287

Long-term debt	219,485	219,360
Deferred income taxes	71,188	77,503
Other long-term liabilities	20,992	20,450
Total liabilities	388,949	405,600

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding.	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2007 and 2008, respectively	313	313
Paid-in capital	287,926	288,849
Retained earnings	284,850	295,793
Accumulated other comprehensive income (loss)	(505)	1,570
Less: 2,684,163 and 2,671,995 shares of common stock
in treasury, at cost in 2007 and 2008, respectively	(67,582)	(67,275)
Total shareholders’ equity	505,002	519,250
Total liabilities and shareholders’ equity	$893,951	$924,850

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2008

Cash flows from operating activities:
Net income	$11,922	$11,010
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	3,059	3,305
Amortization	4,573	4,524
Stock-based compensation	852	942
Deferred income taxes	6,177	5,779
Gain on legal settlement	(6,072)	-
Sale of accounts receivable	3,000	3,000
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(2,665)	(3,482)
Inventories	(4,638)	1,326
Accounts payable	(3,523)	164
Income taxes receivable (payable)	(1,102)	1,841
Accrued compensation and benefits	(2,989)	(1,573)
Accrued interest	1,259	915
Other assets	1,021	(1,719)
Other liabilities	342	(5,278)
Net cash provided by operating activities	11,216	20,754

Cash flows from investing activities:
Payments related to business acquisitions	(883)	(14,758)
Purchases of property, plant and equipment	(3,868)	(5,975)
Net cash used in investing activities	(4,751)	(20,733)

Cash flows from financing activities:
Net proceeds from common stock issued under
employee plans	3,268	221
Payments on long term debt	(7,791)	(125)
Net change in cash overdrafts	(1,694)	-
Net cash provided by(used in)
financing activities	(6,217)	96

Effect of exchange rate changes
on cash and cash equivalents	458	1,596

Net increase in cash and cash equivalents	706	1,713

Cash and cash equivalents at beginning of period	3,831	11,695

Cash and cash equivalents at end of period	$4,537	$13,408

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2007 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended
	March 31,
	2007	2008

Net income	$11,922	$11,010

Other comprehensive income:
Pension liability	145	90
Foreign currency
translation adjustment	489	1,985

Comprehensive income	$12,556	$13,085

Accumulated other comprehensive income (loss) consists of the following:

			Accumulated
		Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2007	$(9,563)	$9,058	$(505)

Pension liability	90	-	90

Foreign currency translation
adjustments	-	1,985	1,985

Balance, March 31, 2008	$(9,473)	$11,043	$1,570

Note 4 – Fair value measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Liabilities carried at fair value and measured on a recurring basis as of March 31, 2008 consist of a forward foreign exchange contract and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the "Notes").  The value of these liabilities was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

Note 5 - Inventories

      Inventories consist of the following:

	December 31,	March 31,
	2007	2008

Raw materials	$60,081	$57,134

Work-in-process	18,669	20,753

Finished goods	86,219	86,726

Total	$164,969	$164,613

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2008.

	Three months ended
	March 31,
	2007	2008

Net income	$11,922	$11,010

Basic – weighted average shares outstanding	27,987	28,625

Effect of dilutive potential securities	572	381

Diluted – weighted average shares outstanding	28,559	29,006

Basic EPS	$.43	$.38
Diluted EPS	.42	.38

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Such shares aggregated approximately 0.6 million and 1.0 million for the three months ended March 31, 2007 and 2008, respectively.  Upon  conversion of our 2.50% convertible senior subordinated notes, the holder of each Note will receive the conversion  value of the Note payable in cash up to the principal  amount of the Note and CONMED common stock for the Note's  conversion value in excess of such principal  amount.  As of March 31, 2008, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

Balance as of January 1, 2008	$289,508

Adjustments to goodwill resulting from
business acquisitions finalized	110

Foreign currency translation	(183)

Balance as of March 31, 2008	$289,435

Goodwill associated with each of our principal operating units is as follows:

	December 31,	March 31,
	2007	2008

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,332	171,149

CONMED Patient Care	59,092	59,202

Balance	$289,508	$289,435

 Other intangible assets consist of the following:

	December 31, 2007		March 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$118,124	$(28,000)	$126,977	$(29,039)

Patents and other intangible assets	39,812	(26,473)	39,955	(26,982)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$246,280	$(54,473)	$255,276	$(56,021)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 24 years.  Customer relationships are being amortized over a weighted average life of 33 years.  Patents and other intangible assets are being amortized over a weighted average life of 11 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,405 and $1,548 in the three months ended March 31, 2007 and 2008, respectively.  These amounts have been included in selling and administrative expense on the Consolidated Condensed Statement of Income.

The estimated amortization expense for the year ending December 31, 2008, including the quarterly period ended March 31, 2008, and for each of the five succeeding years, is as follows:

2008	6,242
2009	6,242
2010	6,082
2011	5,491
2012	5,426
2013	5,193

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, 2008 are as follows:

Balance as of January 1, 2008	$3,306

Provision for warranties	635

Claims made	(750)

Balance as of March 31, 2008	$3,191

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended
	March 31,
	2007	2008

Service cost	$1,381	$1,536

Interest cost on projected
benefit obligation	737	843

Expected return on plan assets	(683)	(845)

Net amortization and deferral	229	142

Net periodic pension cost	$1,664	$1,676

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2007 that we expect to make $12.0 million in contributions to our pension plan in 2008.  We made $3.0 million in contributions for the quarter ended March 31, 2008.

Note 10 — Other expense (income)

Other expense (income) consists of the following:

	Three months ended
	March 31,
	2007	2008

Termination of product offering	$90	$-

Facility closure costs	568	-

Litigation settlement	(6,072)	-

Other income	$(5,414)	$-

During 2006, we elected to close our facility in Montreal, Canada which manufactured products for our CONMED Linvatec line of integrated operating room systems and equipment.  The products which had been manufactured in the Montreal facility are now purchased from a third party vendor.  The closing of this facility was completed in the first quarter of 2007.  We incurred a total of $2.2 million in costs associated with this closure, of which $1.3 million related to the write-off of inventory and was included in cost of goods sold during 2006.  The remaining $0.9 million (including $0.3 million in the first quarter of 2007) primarily relates to severance expense and the disposal of fixed assets which we have recorded in other expense (income).

During 2007, we elected to close our CONMED Endoscopic Technologies sales office in France.  We incurred a total of $1.5 million in costs associated with this closure (including $0.3 million in the first quarter of 2007) primarily related to severance expense.  These facility closure costs were recorded such costs in other expense (income).

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

Note 11 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating segments, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of their products, production processes, customer base, distribution methods and regulatory environment.  In accordance with Statement of Financial Accounting Standards No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments also have similar economic characteristics and therefore qualify for aggregation under SFAS 131.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating units do not qualify for aggregation under SFAS 131 since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating income (loss) in these segments.

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

The following is net sales information by product line and reportable segment:

	Three months ended
	March 31,
	2007	2008

Arthroscopy	62,243	75,807
Powered Surgical Instruments	37,550	40,173
CONMED Linvatec	99,793	115,980
CONMED Electrosurgery	24,026	26,784
CONMED Endosurgery	13,575	15,201
CONMED Endosurgery, Electrosurgery
and Linvatec	137,394	157,965
CONMED Patient Care	20,361	20,311
CONMED Endoscopic Technologies	13,259	12,497
Total	$171,014	$190,773

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes:

	Three months ended
	March 31,

	2007	2008

CONMED Linvatec, Electrosurgery
and Endosurgery	18,793	27,497
CONMED Patient Care	1,027	554
CONMED Endoscopic Technologies	(1,211)	(2,479)
Corporate	4,631	(4,532)
Income from Operations	23,240	21,040

Interest expense	4,516	3,174
Income before income taxes	$18,724	$17,866

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

              In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS  161”).  SFAS 161 expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

Note 14 – Business acquisition

On January 9, 2008, we purchased our Italian distributor’s business for approximately $21.6 million in cash, of which an initial installment of $14.6 million was paid in January 2008 with the balance of $7.0 million paid in April 2008 (the “Italy acquisition”).  Under the terms of the acquisition agreement, we agreed to pay additional consideration in 2009 based upon the 2008 results of the acquired business.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Italy acquisition.  The allocation of purchase price is preliminary and therefore subject to adjustment in future periods.

Cash	$953
Inventory	3,444
Accounts receivable	19,701
Other assets	784
Customer relationships	8,862

Total assets acquired	33,744

Income taxes payable	(2,443)
Other current liabilities	(9,658)

Total liabilities assumed	(12,101)

Net assets acquired	$21,643

The Italy acquisition did not have a material impact on our results of operations or earnings per share in the quarterly period ended March 31, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are not guarantees of future performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2007 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2007 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended
	March 31,
	2007	2008
Arthroscopy	36.4%	39.7%
Powered Surgical Instruments	22.0	21.1
Electrosurgery	14.0	14.0
Patient Care	11.9	10.6
Endosurgery	8.0	8.0
Endoscopic Technologies	7.7	6.6
Consolidated Net Sales	100%	100%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three months ended March 31, 2008, sales to purchasers outside of the United States accounted for 45.3% of total net sales.

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

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  In March 2008, we unveiled several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which we believe will further enhance our arthroscopy and powered surgical instrument product offerings.  Our reputation as an innovator is exemplified by these product introductions, which include the following: the Spectrum® MVP™ Shoulder Suture Passer, an innovative suture passing device for arthroscopic shoulder repair; the Sentinel™ Drill Bits which allows for safe and accurate drilling into the femoral tunnels during anterior cruciate  ligament, or ACL, surgery; the Shutt® Series 210™ Instruments for Hip Arthroscopy, manual instruments which allow for working in deep joints such as the hip; EL Microfracture Awls and Sterilization Tray which allow for easier access in difficult-to-reach areas and for use in hip arthroscopy; Smart Screw® II, a comprehensive line of bioabsorbable bone fixation implants; ThRevo® with HiFi, a shoulder anchor that incorporates the advantage of the HiFi high strength suture; PRO7020 Cordless Revision Attachment for Battery Handpieces, which are the only cordless revision attachments on the market and are used for cement removal in orthopedic revision surgery; Intrex™ Blade Line, a blade system composed of six blade profiles in seven different thicknesses for a comprehensive system of large bone saw blades; HD Arthroscope, the first high definition, or HD, arthroscope on the market ensures maximized transmission of high contrast light from the arthroscope into the True HD camera head; and the Single Chip Enhanced Definition Camera System, which incorporates a camera and image capture in the same device; and the HD Lightsource.

Business Challenges

Our Endoscopic Technologies operating segment has suffered from sales declines and operating losses since its acquisition from C.R. Bard in September 2004.  We have corrected the operational issues associated with product shortages that resulted following the acquisition of the Endoscopic Technologies business and continue to reduce costs while also investing in new product development in an effort to increase sales and ensure a return to profitability.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements.  We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiative.  However, there can be no assurance that our actions will ensure that we will not receive a warning letter or other regulatory action which may include consent decrees or fines.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2007 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2008.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $0.9 million at March 31, 2008 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of  $289.4 million and other intangible assets of $199.3 million as of March 31, 2008.

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

Pension Plan

We sponsor a defined benefit pension plan covering substantially all our United States-based employees.  Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality.  Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date.  A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

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

Based on these and other factors, 2008 pension expense is estimated at approximately $6.7 million compared to $6.9 million in 2007.  Actual expense may vary significantly from this estimate. For the three month period ended March 31, 2008 we recorded $1.7 million in pension expense.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) all share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is recognized using a straight-line method over the vesting period.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $24.9 million at March 31, 2008.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  The Internal Revenue Service (“IRS”) has completed examinations of our United States federal income tax returns through 2006.  Tax years subsequent to 2006 are subject to future examination.

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill.  However, upon adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) on January 1, 2009, changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141R, generally will affect income tax expense. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards.  Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.

Results of operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2007	2008

Net sales	100.0%	100.0%
Cost of sales	50.2	48.8
Gross profit	49.8	51.2
Selling and administrative expense	35.0	36.0
Research and development expense	4.4	4.2
Other expense (income)	(3.2)	-
Income from operations	13.6	11.0
Interest expense	2.6	1.6
Income before income taxes	11.0	9.4
Provision for income taxes	4.0	3.6
Net income	7.0%	5.8%

Sales for the quarterly period ended March 31, 2008 were $190.8 million, an increase of $19.8 million (11.6%) compared to sales of $171.0 million in the comparable 2007 period with increases in the Arthroscopy, Powered Surgical Instruments, Electrosurgery and Endosurgery product lines offsetting a flat performance in Patient Care and a decline in the Endoscopic Technologies line.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $5.1 million of the increase as did the  purchase of our Italian distributor (see Note 14 to the Consolidated Condensed Financial Statements).

Cost of sales increased to $93.0 million in the quarterly period ended March 31, 2008 as compared to $85.8 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 1.4 percentage points to 51.2% in the quarterly period ended March 31, 2008 as compared to 49.8% in the same period a year ago.  The increase in gross profit margins of 1.4 percentage points is primarily a result of the favorable foreign currency exchanges rates discussed above.

Selling and administrative expense increased to $68.6 million in the quarterly period ended March 31, 2008 as compared to $59.8 million in the same period a year ago.  Selling and administrative expense as a percentage of net sales increased to 36.0% in the quarterly period ended March 31, 2008 as compared to 35.0% in the same period a year ago.  This increase of 1.0 percentage points is primarily attributable to higher selling and administrative expense associated with our newly acquired direct sales operation in Italy.

Research and development expense totaled $8.1 million in the quarterly period ended March 31, 2008 as compared to $7.6 million in the same period a year ago.  As a percentage of net sales, research and development expense declined 0.2 percentage points to 4.2% in the quarterly period ended March 31, 2008 as compared to 4.4% in the same period a year ago.  The decrease in research and development expense as a percentage of sales is the result of the timing of expenditures with overall research and development expense expected to remain consistent at 4.0% – 4.5% of sales.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the quarterly period ended March 31, 2007 consisted of a $0.6 million charge related to the closing of a manufacturing facility and a sales office, $0.1 million charge related to the termination of a product offering, and $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson.

Interest expense in the quarterly period ended March 31, 2008 was $3.2 million as compared to $4.5 million in the same period a year ago.  The decrease in interest expense is due primarily to lower weighted average borrowings outstanding in the quarterly period ended March 31, 2008 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 4.44% in the quarterly period ended March 31, 2008 as compared to 5.12% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 38.4% for the quarterly period ended March 31, 2008 compared to the 36.3% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended March 31, 2008 is higher than that recorded in the same period a year ago primarily as a result of the expiration of the research and development tax credit on December 31, 2007.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2007, Note 6 to the Consolidated Financial Statements.

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

           The following tables summarize the Company’s results of operations by segment for the quarterly period ended March 31, 2007 and 2008:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2007	2008

Net sales	$137,394	$157,965

Income from operations	18,793	27,497

Operating margin	13.7%	17.4%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $13.6 million (21.9%) in the quarterly period ended March 31, 2008 to $75.8 million from $62.2 million in the comparable 2007 period as a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment.

•
Powered surgical instrument sales increased $2.6 million (6.9%) in the quarterly period ended March 31, 2008 to $40.2 million from $37.6 million in the comparable 2007 period, as a result of increased sales of our small bone powered instrument handpieces.

•
Electrosurgery sales increased $2.8 million (11.7%) in the quarterly period ended March 31, 2008 to $26.8 million from $24.0 million in the comparable 2007 period, as a result of increased sales of electrosurgical generators, ABC® handpieces and related accessories.

•
Endosurgery sales increased $1.6 million (11.8%) in the quarterly period ended March 31, 2008 to $15.2 million from $13.6 million in the comparable 2007 period as a result of increased sales of suction irrigation and hand held instruments.

•
Operating margins as a percentage of net sales increased 3.7 percentage points to 17.4% in 2008 compared to 13.7% in 2007 principally as a result of higher gross margins due to favorable foreign currency exchanges rates.

CONMED Patient Care

	2007	2008

Net sales	$20,361	$20,311

Income from operations	1,027	554

Operating margin	5.0%	2.7%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•	Patient care sales were flat in the quarterly period ended March 31, 2008 when compared to the same period a year ago.

•
Operating margins as a percentage of net sales decreased 2.3 percentage points to 2.7% in 2008 compared to 5.0% in 2007.  The decrease in operating margins was driven by higher research and development spending on the development of the ECOM project which is currently undergoing clinical evaluations (1.6 percentage points) with the remainder of the increase (0.7 percentage points) generally due to higher sales force-related expense.

CONMED Endoscopic Technologies

	2007	2008

Net sales	$13,259	$12,497

Income (loss) from operations	(1,211)	(2,479)

Operating Margin	(9.1%)	(19.8%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $0.8 million (-6.0%) in the quarterly period ended March 31, 2008 to $12.5 million from $13.3 million in the comparable 2007 period as a result of decreased sales in our forceps, hemostasis and pulmonary products as a result of strong competition and pricing pressures.

•
Operating margins as a percentage of net sales decreased 10.7 percentage points to -19.8% in 2008 compared to -9.1% in 2007.  This decrease is principally a result of lower gross margins (-9.8 percentage points) due to lower sales volumes resulting in unfavorable manufacturing variances.

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

Cash provided by operations

Our net working capital position was $211.3 million at March 31, 2008.  Net cash provided by operating activities was $20.8 million in the quarterly period ended March 31, 2008 and $11.2 million in the quarterly period ended March 31, 2007.

Net cash provided by operating activities increased by $9.6 million in 2008 as compared to 2007 on slightly lower net income in the current quarter as compared to the 2007 period primarily as a result of the non-cash nature of the gain on the settlement of the Johnson & Johnson litigation as of March 31, 2007.  The Johnson & Johnson settlement monies were not received until the second quarter of 2007 (see Note 10 to the Consolidated Condensed Financial Statements for further discussion).  In addition, improved working capital management resulted in lower growth in inventories as compared to the same period a year ago as we expand our lean manufacturing initiatives.

Investing cash flows

Net cash used in investing activities in the quarterly period ended March 31, 2008 consisted of capital expenditures and $14.6 million paid in connection with the purchase of our Italian distributor (the “Italy acquisition”).  See Note 14 to the Consolidated Condensed Financial Statements for further discussion of the Italy acquisition.  Capital expenditures were $3.9 million and $6.0 million for the quarterly period ended March 31, 2007 and 2008, respectively.  The increase in capital expenditures in the quarterly period ended March 31, 2008 as compared to the same period a year ago is primarily due to the ongoing implementation of an enterprise business software application as well various other infrastructure improvements.

Financing cash flows

Net cash provided by financing activities in the three months ended March 31, 2008 consisted of $0.2 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan and $0.1 million in repayments of long-term borrowings.

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2008.  Our available borrowings on the revolving credit facility at March 31, 2008 were $94.0 million with approximately $6.0 million of the facility set aside for outstanding letters of credit.  There were $58.7 million in borrowings outstanding on the term loan at March 31, 2008.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (4.18% at March 31, 2008) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.375% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.375% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of March 31, 2008.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $3.4 million and $10.6 million, respectively, at March 31, 2008.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first quarter of 2008.  We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of March 31, 2008, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $48.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.6 million in the three month period ended March 31, 2008 and are included in interest expense.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2008.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2007 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2008.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph J. Corasanti and Robert D.Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: May 1, 2008

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