Form 10-Q
period 2008-06-30
CONMED CORP
filed 2008-08-05
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2008	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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
Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒          Accelerated filer ☐           Non-accelerated  filer ☐          Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of registrant's common stock, as of  July 30, 2008 is 28,751,229 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I FINANCIAL INFORMATION

Index

PART I      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net sales	$169,258	$192,755	$340,272	$383,528

Cost of sales	83,398	91,865	169,187	184,874

Gross profit	85,860	100,890	171,085	198,654

Selling and administrative expense	58,207	69,549	118,012	138,195

Research and development expense	7,453	8,689	15,047	16,767

Other expense (income)	1,312	-	(4,102)	-

	66,972	78,238	128,957	154,962

Income from operations	18,888	22,652	42,128	43,692

Interest expense	4,329	2,439	8,845	5,613

Income before income taxes	14,559	20,213	33,283	38,079

Provision for income taxes	5,214	7,758	12,016	14,614

Net income	$9,345	$12,455	$21,267	$23,465

Per share data:

Net Income
Basic	$.33	$.43	$.76	$.82
Diluted	.32	.43	.74	.81

Weighted average common shares
Basic	28,180	28,662	27,988	28,643
Diluted	28,831	29,063	28,608	29,035

See notes to consolidated condensed financial statements.

Index

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	June 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,695	$17,850
Accounts receivable, net	80,642	106,317
Inventories	164,969	161,057
Income taxes receivable	1,425	-
Deferred income taxes	11,697	11,664
Prepaid expenses and other current assets	8,594	9,971
Total current assets	279,022	306,859
Property, plant and equipment, net	123,679	134,805
Goodwill	289,508	289,767
Other intangible assets, net	191,807	198,021
Other assets	9,935	8,595
Total assets	$893,951	$938,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,349	$3,830
Accounts payable	38,987	36,111
Accrued compensation and benefits	19,724	19,144
Other current liabilities	15,224	17,000
Total current liabilities	77,284	76,085

Long-term debt	219,485	224,791
Deferred income taxes	71,188	84,512
Other long-term liabilities	20,992	18,623
Total liabilities	388,949	404,011

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,299,203 and
31,299,203 shares issued in 2007 and 2008,
respectively	313	313
Paid-in capital	287,926	289,219
Retained earnings	284,850	307,997
Accumulated other comprehensive income (loss)	(505)	2,375
Less 2,684,163 and 2,616,107 shares of common stock in
treasury, at cost in 2007 and 2008, respectively	(67,582)	(65,868)
Total shareholders’ equity	505,002	534,036
Total liabilities and shareholders’ equity	$893,951	$938,047

See notes to consolidated condensed financial statements.

Index

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Six months ended
	June 30,
	2007	2008
Cash flows from operating activities:
Net income	$21,267	$23,465
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	6,134	6,621
Amortization	9,266	8,908
Stock-based compensation expense	1,885	2,094
Deferred income taxes	10,470	12,360
Sale of accounts receivable	2,000	(3,000)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(3,924)	(4,768)
Inventories	(15,150)	3,028
Accounts payable	(2,579)	(5,299)
Accrued compensation and benefits	(2,388)	(843)
Other assets	619	(1,081)
Other liabilities	(1,802)	(6,399)
	4,531	11,621
Net cash provided by operating activities	25,798	35,086

Cash flows from investing activities:
Purchases of property, plant, and equipment	(9,556)	(15,212)
Payments related to business acquisitions	(1,278)	(21,838)
Net cash used in investing activities	(10,834)	(37,050)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	10,604	595
Payments on senior credit agreement	(26,326)	(675)
Proceeds of senior credit agreement	-	7,000
Payments on mortgage notes	(471)	(538)
Net change in cash overdrafts	(236)	-
Net cash provided by
(used in) financing activities	(16,429)	6,382

Effect of exchange rate changes
on cash and cash equivalents	1,513	1,737

Net increase in cash and cash equivalents	48	6,155

Cash and cash equivalents at beginning of period	3,831	11,695

Cash and cash equivalents at end of period	$3,879	$17,850

See notes to consolidated condensed financial statements.

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2007 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income	$9,345	$12,455	$21,267	$23,465

Other comprehensive income:
Pension liability	144	90	289	180
Foreign currency
translation adjustment	1,452	715	1,941	2,700

Comprehensive income	$10,941	$13,260	$23,497	$26,345

Index

Accumulated other comprehensive income consists of the following:

			Accumulated
	Minimum	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2007	$(9,563)	$9,058	$(505)

Pension liability	180	-	180

Foreign currency translation
adjustments	-	2,700	2,700

Balance, June 30, 2008	$(9,383)	$11,758	$2,375

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

We adopted SFAS 157 as of January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Liabilities carried at fair value and measured on a recurring basis as of June 30, 2008 consist of a forward foreign exchange contract and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of these liabilities was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

Index

Note 5 - Inventories

Inventories consist of the following:

	December 31,	June 30,
	2007	2008

Raw materials	$60,081	$53,717

Work-in-process	18,669	21,055

Finished goods	86,219	86,285

Total	$164,969	$161,057

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2008.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Net income	$9,345	$12,455	$21,267	$23,465

Basic – weighted average shares
outstanding	28,180	28,662	27,988	28,643

Effect of dilutive potential
securities	651	401	620	392

Diluted – weighted average
shares outstanding	28,831	29,063	28,608	29,035

Basic EPS	$.33	$.43	$.76	$.82
Diluted EPS	.32	.43	.74	.81

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 0.3 and 0.6 million for the three and six months ended June 30, 2007, respectively. Shares excluded from the calculation of diluted EPS aggregated 1.0 million for both the three and six months ended June 30, 2008.  Upon  conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of June 30, 2008, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Index

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

Balance as of January 1, 2008	$289,508

Adjustments to goodwill resulting from
business acquisitions finalized	441

Foreign currency translation	(182)

Balance as of June 30, 2008	$289,767

Goodwill associated with each of our principal operating units is as follows:

	December 31,	June 30,
	2007	2008

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,332	171,150

CONMED Patient Care	59,092	59,533

Balance	$289,508	$289,767

Other intangible assets consist of the following:

	December 31, 2007		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$118,124	$(28,000)	$127,026	$(30,096)

Patents and other intangible assets	39,812	(26,473)	40,231	(27,484)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$246,280	$(54,473)	$255,601	$(57,580)

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

Index

Amortization expense related to intangible assets which are subject to amortization totaled $1,402 and $2,557 in the three and six months ended June 30, 2007, respectively, and $1,559 and $3,107 in the three and six months ended June 30, 2008, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2008, including the six month period ended June 30, 2008 and for each of the five succeeding years is as follows:

2008	6,286
2009	6,286
2010	6,227
2011	5,596
2012	5,502
2013	5,269

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, 2008 are as follows:

Balance as of January 1, 2008	$3,306

Provision for warranties	1,200

Claims made	(1,446)

Balance as of June 30, 2008	$3,060

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Service cost	$1,381	$1,536	$2,763	$3,072

Interest cost on projected
benefit obligation	737	843	1,474	1,685

Expected return on plan assets	(683)	(845)	(1,367)	(1,690)

Net amortization and deferral	229	142	458	285

Net periodic pension cost	$1,664	$1,676	$3,328	$3,352

Index

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2007 that we expect to make $12.0 million in contributions to our pension plan in 2008.  We made $6.0 million in contributions for the six months ended June 30, 2008.

Note 10 – Other expense (income)

Other expense (income) consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Termination of product offering	$58	$-	$148	$-

Facility closure costs	1,254	-	1,822	-

Litigation settlement	-	-	(6,072)	-

Other expense (income)	$1,312	$-	$(4,102)	$-

During 2006, we elected to close our facility in Montreal, Canada which manufactured products for our CONMED Linvatec line of integrated operating room systems and equipment.  The products which had been manufactured in the Montreal facility will now be purchased from a third party vendor.  The closing of this facility was completed in the first quarter of 2007.  We incurred a total of $2.2 million in costs associated with this closure, of which $1.3 million related to the write-off of inventory and was included in cost of goods sold during 2006.  The remaining $0.9 million (including $0.3 million in the first quarter of 2007) primarily relates to severance expense and the disposal of fixed assets which we have recorded in other expense (income).

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

Index

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

The following is net sales information by product line and reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

Arthroscopy	64,949	76,775	127,192	152,298
Powered Surgical Instruments	35,993	39,718	73,543	80,175
CONMED Linvatec	100,942	116,493	200,735	232,473
CONMED Electrosurgery	22,123	25,856	46,149	52,640
CONMED Endosurgery	15,465	17,284	29,040	32,485
CONMED Linvatec, Endosurgery,
and Electrosurgery	138,530	159,633	275,924	317,598
CONMED Patient Care	17,315	19,807	37,676	40,118
CONMED Endoscopic Technologies	13,413	13,315	26,672	25,812
Total	$169,258	$192,755	$340,272	$383,528

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

Index

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008

CONMED Endosurgery, Electrosurgery
and Linvatec	$24,916	$27,678	$43,709	$55,175
CONMED Patient Care	(1,265)	589	(238)	1,143
CONMED Endoscopic Technologies	(2,432)	(2,366)	(3,643)	(4,845)
Corporate	(2,331)	(3,249)	2,300	(7,781)
Income from Operations	18,888	22,652	42,128	43,692

Interest expense	4,329	2,439	8,845	5,613

Income before income taxes	$14,559	$20,213	$33,283	$38,079

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

Index

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

The Company’s motions to dismiss and for summary judgment, which were heard at a hearing held on January 5, 2007, were denied by a Memorandum Decision and Order dated May 22, 2007.  The District Court also granted the plaintiffs’ motion to certify a class of former CONMED Linvatec sales representatives whose employment with CONMED Linvatec was involuntarily terminated in 2003 and who did not receive severance benefits.   With discovery essentially completed, on July 21, 2008, the Company filed motions seeking summary judgment and to decertify the class.  In addition, on July 21, 2008, Plaintiffs filed a motion seeking summary judgment.  These motions are scheduled to be heard on August 26, 2008, although there is no fixed time frame within which the Court would then be required to rule on the motions.  The Company believes there is no merit to the claims asserted in the Complaint, and plans to vigorously defend the case.  There can be no assurance, however, that the Company will prevail in the litigation.

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

              In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS  161”).  SFAS 161 expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial statements.

Index

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact the adoption of APB 14-1 will have on our consolidated financial statements.

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

The Italy acquisition did not have a material impact on our results of operations or earnings per share in the quarterly and six month periods ended June 30, 2008.

Note 15 – Restructuring

During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities totaling approximately 200,000 square feet and located in the Utica, New York area with manufacturing to be transferred either into our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing presently done by a contract manufacturing facility in Juarez, Mexico will be transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities will be centralized in a new consolidated distribution center to be leased in Atlanta, Georgia.  We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility as well as expanding our lower cost Mexican operations, and improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities is scheduled to begin in the fourth quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

Index

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.3 million and $2.9 million, respectively, as of June 30, 2008).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

We cannot currently estimate the costs of the restructuring plan as details of the plan are still being finalized, however we do not believe such costs will have a material impact on our financial condition, results of operations or cash flows.  During the execution of our restructuring plan, we will incur certain charges, including employee termination and other exit costs.  However, based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", no accrual for such costs has been made at this time.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, any costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

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

Index

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Arthroscopy	38.3%	39.7%	37.4%	39.7%
Powered Surgical Instruments	21.2	20.7	21.6	20.9
Patient Care	10.3	10.3	11.1	10.5
Electrosurgery	13.1	13.4	13.5	13.7
Endosurgery	9.2	9.0	8.6	8.5
Endoscopic Technologies	7.9	6.9	7.8	6.7
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and six months ended June 30, 2008, sales to purchasers outside of the United States approximated 46% of total net sales.

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

Index

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2007 describes the significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2008.

Index

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $0.8 million at June 30, 2008 is adequate to provide for probable losses resulting from accounts receivable.

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

Index

Business Acquisitions

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $289.8 million and other intangible assets of $198.0 million as of June 30, 2008.

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

On an annual basis, we perform an assessment of the useful life and fair value of customer relationships. This assessment includes a comparison of customer activity since the acquisition date and review of customer attrition rates.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

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

Index

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

Based on these and other factors, 2008 pension expense is estimated at approximately $6.7 million compared to $6.9 million in 2007.  Actual expense may vary significantly from this estimate. For the three and six months period ended June 30, 2008 we recorded $1.7 million and $3.4 million, respectively, in pension expense.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $24.9 million at June 30, 2008.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Index

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.3	47.7	49.7	48.2
Gross profit	50.7	52.3	50.3	51.8
Selling and administrative expense	34.4	36.0	34.7	36.0
Research and development expense	4.4	4.5	4.4	4.4
Other expense	0.7	0.0	(1.2)	0.0
Income from operations	11.2	11.8	12.4	11.4
Interest expense	2.6	1.3	2.6	1.5
Income before income taxes	8.6	10.5	9.8	9.9
Provision for income taxes	3.1	4.0	3.5	3.8
Net income	5.5%	6.5%	6.3%	6.1%

Three months ended June 30, 2008 compared to three months ended June 30, 2007 –

Sales for the quarter ended June 30, 2008 were $192.8 million, an increase of $23.5 million (13.9%) compared to sales of $169.3 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $5.1 million as did the purchase of our Italian distributor by $3.7 million (see Note 14 to the Consolidated Condensed Financial Statements).

Cost of sales increased to $91.9 million in the quarter ended June 30, 2008 compared to $83.4 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased to 52.3% in the quarter ended June 30, 2008 as compared to 50.7% in the same period a year ago.  The increase of 1.6 percentage points is comprised of favorable foreign exchange rates (1.3 percentage points) and the newly acquired direct sales operation in Italy (0.9 percentage points) offset by product mix (0.2 percentage points) and lower gross margins in our Endoscopic Technologies business (0.4 percentage points) due to pricing pressures and lower production volumes.

Selling and administrative expense increased to $69.5 million in the quarter ended June 30, 2008 as compared to $58.2 million in the same period a year ago.  Selling and administrative expense as a percentage of net sales increased 1.6 percentage points to 36.0% in the quarter ended June 30, 2008 as compared to 34.4% in the same period a year ago.  The increase of 1.6 percentage points is primarily attributable to higher selling and administrative expense associated with our newly acquired direct sales operation in Italy.

Research and development expense increased to $8.7 million in the quarter ended June 30, 2008 compared to $7.5 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 4.5% in the quarter ended June 30, 2008, as compared to 4.4% in the same period a year ago.

Index

The 0.1 percentage point increase in research and development expense is due to continued effort on our Endotracheal Cardiac Output Monitor (“ECOM”).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the quarter ended June 30, 2007 consisted of $1.3 million in costs related to the closing of our Endoscopic Technologies sales office in France and $0.1 million in charges related to the termination of a product line.

Interest expense in the quarter ended June 30, 2008 was $2.4 million compared to $4.3 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding and lower market interest rates on our variable rate debt in the quarter ended June 30, 2008 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) declined to 3.44% in the quarter ended June 30, 2008 as compared to 5.87% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 38.4% for the quarter ended June 30, 2008, an increase from 35.8% recorded in the same period a year ago.  The increase in the effective rate is primarily a result of the expiration of the research and development tax credit on December 31, 2007.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2007, Note 7 to the Consolidated Financial Statements.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Sales for the six months ended June 30, 2008 were $383.5 million, an increase of $43.2 million (12.7%) compared to sales of $340.3 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $11.3 million as did the purchase of our Italian distributor by $6.9 million (see Note 14 to the Consolidated Condensed Financial Statements).

Cost of sales increased $15.7 million in the six months ended 2008 to $184.9 million from $169.2 million in the same period a year ago on overall increased sales volumes.  Gross profit margins increased to 51.8% in the six months ended June 30, 2008 from 50.3% in the same period a year ago.  The increase of 1.5 percentage points is comprised of favorable foreign exchange rates (1.5 percentage points) and the newly acquired direct sales operation in Italy (0.9 percentage points) offset by product mix (0.4 percentage points) and lower gross margins in our Endoscopic Technologies business (0.5 percentage points) due to pricing pressures and lower production volumes.

Selling and administrative expense increased $20.2 million in the six months ended June 30, 2008 to $138.2 million from $118.0 million in the same period a year ago.  As a percentage of sales, selling and administrative expense increased to 36.0% in the six months ended June 30, 2008 as compared to 34.7% in the same period a year ago.  The increase of 1.3 percentage points is primarily attributable to higher selling and administrative expense associated with our newly acquired direct sales operation in Italy.

Research and development expense totaled $16.8 million in the six months ended June 30, 2008 as compared to $15.0 million in the same period a year ago.  As a percentage of net sales, research and development expense remained flat at 4.4% in the six months ended June 30, 2008, as compared to the same period a year ago.

Index

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

Interest expense in the six months ended June 30, 2008 was $5.6 million compared to $8.8 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding and lower market interest rates on our variable rate debt in the six months ended June 30, 2008 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) declined to 3.95% in the six months ended June 30, 2008 as compared to 5.60% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 38.4% for the six months ended June 30, 2008 as compared to 36.1% for the same period a year ago.  The effective tax rate for the six month period ended June 30, 2008 is higher than that recorded in the same period a year ago as a result of the expiration of the research and development tax credit on December 31, 2007.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2007, Note 7 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the three and six month periods ended June 30, 2007 and 2008.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Net sales	$138,530	$159,633	$275,924	$317,598

Income from
operations	24,916	27,678	43,709	55,175

Operating Margin	18.0%	17.3%	15.8%	17.4%

Index

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $11.9 million (18.2%) in the quarter ended June 30, 2008 to $76.8 million from $64.9 million in the same period a year ago. Arthroscopy sales increased $25.2 million (19.8%) in the six months ended June 30, 2008 to $152.3 million from $127.1 million in the same period a year ago. These increases are principally a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery.

•
Powered surgical instrument sales increased $3.7 million (10.3%) in the quarter ended June 30, 2008 to $39.7 million from $36.0 million in the same period a year ago.  Powered surgical instrument sales increased $6.6 million (9.0%) in the six months ended June 30, 2008 to $80.2 million from $73.6 million in the same period a year ago.  These increases are principally a result of increased sales of our small bone and large bone powered instrument products.

•
Electrosurgery sales increased $3.7 million (16.7%) in the quarter ended June 30, 2008 to $25.8 million from $22.1 million in the same period a year ago.  Electrosurgery sales increased $6.5 million (14.1%) in the six months ended June 30, 2008 to $52.6 million from $46.1 million in the same period a year ago.  These increases were principally a result of increased sales of our System 5000™ electrosurgical generator and ground pads.

•
Endosurgery sales increased $1.8 million (11.6%) in the quarter ended June 30, 2008 to $17.3 million from $15.5 million in the same period a year ago.  Endosurgery sales increased $3.4 million (11.7%) in the six months ended June 30, 2008 to $32.5 million from $29.1 million in the same period a year ago.  These increases are principally a result of increased sales of our ligation and suction irrigation products.

•
Operating margins as a percentage of net sales decreased 0.7 percentage points to 17.3% in the quarter ended June 30, 2008 compared to 18.0% in 2007 while operating margins increased 1.6 percentage points to 17.4% in the six months ended June 30, 2008 compared to 15.8% in the same period a year ago.  The decrease in operating margins in the quarter ended June 30, 2008 is mainly due to higher sales force and marketing expenses in the current quarter.  The increase in operating margins in the six months ended June 30, 2008 is as a result of higher gross margins due to favorable foreign currency exchanges rates, higher selling prices and lower production variances.

Index

CONMED Patient Care

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Net sales	$17,315	$19,807	$37,676	$40,118
Income/(loss) from
operations	(1,265)	589	(238)	1,143

Operating Margin	(7.3%)	3.0%	(0.6%)	2.8%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales increased $2.4 million (13.8%) in the quarter ended June 30, 2008 to $19.8 million from $17.4 million in the same period a year ago.  Patient care sales increased $2.3 million (6.5%) in the six months ended June 30, 2008 to $40.1 million from $37.8 million in the same period a year ago. These increases are principally a result of increased sales of our defibrillator pads and ECG electrodes.

•
Operating margins as a percentage of net sales increased 10.3 percentage points to 3.0% for the quarter ended June 30, 2008 compared to -7.3% in 2007 while operating margins increased 3.4 percentage points to 2.8% for the six months ended June 30, 2008 compared to -0.6% in the same period a year ago.  The increase in operating margins in the quarter and six months ended June 30, 2008 is primarily due to the increases in gross margins of 9.1 and 4.1 percentage points, respectively, compared to the same period a year ago as a result of higher selling prices and lower production variances.  Lower distribution, selling and administrative costs (3.2 and 1.1 percentage points, respectively) accounted for the remaining increase and were offset by increased research and development spending (2.0 and 1.8 percentage points, respectively) mainly due to our Endotracheal Cardiac Output Monitor (“ECOM”) project.

CONMED Endoscopic Technologies

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Net sales	$13,413	$13,315	$26,672	$25,812

Loss from
operations	(2,432)	(2,366)	(3,643)	(4,845)

Operating Margin	(18.1%)	(17.8%)	(13.7%)	(18.8%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales remained flat in the quarter ended June 30, 2008 compared to the same period a year ago. Endoscopic Technologies sales decreased $0.8 million (3.2%) in the six months ended June 30, 2008 to $25.8 million from $26.6 million in the same period a year ago.  These decreases are principally a result of decreased sales of forceps and pulmonary products as a result of strong competition and pricing pressures.

Index

•
Operating margins as a percentage of net sales increased 0.3 percentage points to -17.8% in the quarter ended June 30, 2008 compared to -18.1% in the same period a year ago while operating margins decreased 5.1 percentage points to -18.8% for the six months ended June 30, 2008 compared to -13.7% in the same period a year ago.  The increase in operating margin in the quarter is primarily due to the charge in the quarter ended June 30, 2007 associated with the closure of a sales office in France (9.3 percentage points).  This is offset by decreased gross margins (6.6 percentage points) due to competition and pricing pressures as well as higher selling and administrative expenses as a percentage of sales (2.4 percentage points). The decreased operating margin in the six months ended June 30, 2008 is primarily due to decreased gross margins (8.2 percentage points) due to competition and pricing pressures as well as higher selling, administrative and research and development expenses as a percentage of sales (2.6 percentage points) offset by the charge in the six months ended June 30, 2007 associated with the closure of a sales office in France (5.7 percentage points).

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

Cash provided by operations

Our net working capital position was $230.8 million at June 30, 2008.  Net cash provided by operating activities was $35.1 million in the six months ended June 30, 2008 and $25.8 million in the same period a year ago.

                Net cash provided by operating activities increased by $9.3 million in 2008 as compared to 2007 as improved working capital management resulted in lower growth in inventories as compared to the same period a year ago as we expand our lean manufacturing initiatives.

Investing cash flows

Net cash used in investing activities in the six month period ended June 30, 2008 consisted of capital expenditures and $21.6 million paid in connection with the purchase of our Italian distributor (the “Italy acquisition”).  See Note 14 to the Consolidated Condensed Financial Statements for further discussion of the Italy acquisition.  Capital expenditures were $9.6 million and $15.2 million for the six month period ended June 30, 2007 and 2008, respectively.  The increase in capital expenditures in the six month period ended June 30, 2008 as compared to the same period a year ago is primarily due to the ongoing implementation of an enterprise business software application as well various other infrastructure improvements.

Index

Financing cash flows

Net cash provided by financing activities in the six months ended June 30, 2008 consisted primarily of the following:  $7.0 million in borrowings on our revolver under our senior credit agreement, $0.6 million in proceeds from the issuance of common stock under our stock option plans and employee stock purchase plan, $0.7 million in payments on our term loan under our senior credit agreement and $0.5 million in payments on our mortgage loan.

               Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There was $7.0 million outstanding on the revolving credit facility as of June 30, 2008.  Our available borrowings on the revolving credit facility at June 30, 2008 were $87.0 million with approximately $6.0 million of the facility set aside for outstanding letters of credit.  There were $58.3 million in borrowings outstanding on the term loan at June 30, 2008.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (3.98% at June 30, 2008) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.375% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate is the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of June 30, 2008. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $2.5 million and $10.8 million, respectively, at June 30, 2008.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Index

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first six months of 2008.  We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of June 30, 2008, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $42.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $1.0 million in the six months ended June 30, 2008 and are included in interest expense.

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

Index

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

Restructuring

During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities totaling approximately 200,000 square feet and located in the Utica, New York area with manufacturing to be transferred either into our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing presently done by a contract manufacturing facility in Juarez, Mexico will be transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities will be centralized in a new consolidated distribution center to be leased in Atlanta, Georgia.  We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility as well as expanding our lower cost Mexican operations, and improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities is scheduled to begin in the fourth quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.3 million and $2.9 million, respectively, as of June 30, 2008).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

We cannot currently estimate the costs of the restructuring plan as details of the plan are still being finalized, however we do not believe such costs will have a material impact on our financial condition, results of operations or cash flows.  During the execution of our restructuring plan, we will incur certain charges, including employee termination and other exit costs.  However, based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), no accrual for such costs has been made at this time.  The restructuring plan impacts Corporate

Index

manufacturing and distribution facilities which support multiple reporting segments.  As a result, any costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and six month periods ended June 30, 2008.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2007 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2008.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of CONMED Corporation was held on May 15, 2008 (the “Annual Meeting”).  Holders of Common Stock were entitled to elect seven directors.  On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held.  Proxies for 27,098,537 of the 28,627,208 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the seven persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders following the end of the Company’s fiscal year ending December 31, 2008 and the

Index

number of votes cast for, against or withheld with respect to each person.

Election of Directors

Director	Votes Received	Votes Withheld

Eugene R. Corasanti	26,649,660	448,877
Joseph J. Corasanti	26,651,573	446,964
Bruce F. Daniels	26,563,880	534,657
Jo Ann Golden	26,813,776	284,761
Stephen M. Mandia	24,628,150	2,470,387
Stuart J. Schwartz	26,709,256	389,281
Mark E. Tryniski	26,796,975	301,562

Management Proposals	For	Against	Abstain	Broker Non-votes
Approval of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008;	26,836,808	256,356	5,373	-

Index

Item 6. Exhibits

Exhibits

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Change in Control Severance Agreement for Joseph J. Corasanti

10.2	Amended and Restated Change in Control Severance Agreement for Robert D. Shallish, Jr.

10.3	Change in Control Severance Agreement for David A. Johnson

10.4	Amended and Restated Change in Control Severance Agreement for Daniel S. Jonas

10.5	Amended and Restated Change in Control Severance Agreement for Luke A. Pomilio

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: August 1, 2008

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President – Finance and
Chief Financial Officer

Index

Exhibit Index

Sequential Page
Exhibit		Number

10.1	Amended and Restated Change in Control Severance Agreement for Joseph J. Corasanti	E-1

10.2	Amended and Restated Change in Control Severance Agreement for Robert D. Shallish, Jr.	E-15

10.3	Change in Control Severance Agreement for David A. Johnson.	E-29

10.4	Amended and Restated Change in Control Severance Agreement for Daniel S. Jonas	E-43

10.5	Amended and Restated Change in Control Severance Agreement for Luke A. Pomilio	E-57

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-71

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-72

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-73