Form 10-Q
period 2008-09-30
CONMED CORP
filed 2008-11-04
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
September 30, 2008

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

The number of shares outstanding of registrant's common stock, as of October 31, 2008 is 29,021,615 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I FINANCIAL INFORMATION

PART I     FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Net sales	$164,448	$179,409	$504,720	$562,937

Cost of sales	82,090	84,721	251,277	269,595

Gross profit	82,358	94,688	253,443	293,342

Selling and administrative expense	57,506	67,768	175,518	205,963

Research and development expense	7,936	8,668	22,983	25,435

Other expense (income)	-	709	(4,102)	709

	65,442	77,145	194,399	232,107

Income from operations	16,916	17,543	59,044	61,235

Interest expense	3,861	2,444	12,706	8,057

Income before income taxes	13,055	15,099	46,338	53,178

Provision for income taxes	4,700	4,580	16,716	19,194

Net income	$8,355	$10,519	$29,622	$33,984

Per share data:

Net income
Basic	$.29	$.36	$1.06	$1.18
Diluted	.29	.36	1.04	1.16

Weighted average common shares
Basic	28,572	28,864	27,990	28,718
Diluted	29,101	29,415	28,580	29,189

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	September 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,695	$31,898
Accounts receivable, net	80,642	99,367
Inventories	164,969	161,401
Income taxes receivable	1,425	1,123
Deferred income taxes	11,697	11,632
Prepaid expenses and other current assets	8,594	10,499
Total current assets	279,022	315,920
Property, plant and equipment, net	123,679	139,158
Goodwill	289,508	290,173
Other intangible assets, net	191,807	196,752
Other assets	9,935	7,723
Total assets	$893,951	$949,726

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,349	$3,830
Accounts payable	38,987	37,587
Accrued compensation and benefits	19,724	22,957
Other current liabilities	15,224	16,390
Total current liabilities	77,284	80,764

Long-term debt	219,485	217,676
Deferred income taxes	71,188	89,655
Other long-term liabilities	20,992	17,052
Total liabilities	388,949	405,147

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized;
31,299,203 shares issued in 2007 and 2008,
respectively	313	313
Paid-in capital	287,926	289,996
Retained earnings	284,850	316,877
Accumulated other comprehensive income (loss)	(505)	(5,174)
Less: 2,684,163 and 2,285,090 shares of common stock in
treasury, at cost in 2007 and 2008, respectively	(67,582)	(57,433)
Total shareholders’ equity	505,002	544,579
Total liabilities and shareholders’ equity	$893,951	$949,726

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine months ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net income	$29,622	$33,984
Adjustments to reconcile net income,
to net cash provided by operating activities:
Depreciation	9,498	10,590
Amortization	14,015	13,257
Stock-based compensation	2,932	3,215
Deferred income taxes	14,869	17,981
Sale of accounts receivable	(4,000)	(5,000)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(2,424)	(1,398)
Inventories	(21,826)	(2,973)
Accounts payable	(5,284)	(6,060)
Income taxes receivable	(1,904)	(953)
Accrued compensation and benefits	740	3,192
Other assets	(298)	(1,966)
Other liabilities	(477)	(8,038)
	5,841	21,847
Net cash provided by operating activities	35,463	55,831

Cash flows from investing activities:
Purchases of property, plant, and equipment	(15,964)	(21,852)
Payments related to business acquisitions	(5,837)	(22,033)
Net cash used in investing activities	(21,801)	(43,885)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	11,119	7,048
Payments on long term debt	(24,930)	(1,328)
Net change in cash overdrafts	(1,770)	-
Net cash provided by
(used in) financing activities	(15,581)	5,720

Effect of exchange rate changes
on cash and cash equivalents	3,499	2,537

Net increase in cash and cash equivalents	1,580	20,203

Cash and cash equivalents at beginning of period	3,831	11,695

Cash and cash equivalents at end of period	$5,411	$31,898

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2007 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net income	$8,355	$10,519	$29,622	$33,984

Other comprehensive income:

Pension liability	145	89	434	269

Foreign currency
translation adjustment	2,368	(7,638)	4,309	(4,938)

Comprehensive income	$10,868	$2,970	$34,365	$29,315

Accumulated other comprehensive income consists of the following:

			Accumulated
	Minimum	Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2007	$(9,563)	$9,058	$(505)

Pension liability	269	-	269

Foreign currency translation
adjustments	-	(4,938)	(4,938)

Balance, September 30, 2008	$(9,294)	$4,120	$(5,174)

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

Liabilities carried at fair value and measured on a recurring basis as of September 30, 2008 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of these liabilities was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

Note 5 - Inventories

Inventories consist of the following:

	December 31,	September 30,
	2007	2008

Raw materials	$60,081	$54,736

Work-in-process	18,669	21,336

Finished goods	86,219	85,329

Total	$164,969	$161,401

Note 6 – Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net income	$8,355	$10,519	$29,622	$33,984

Basic – weighted average shares
outstanding	28,572	28,864	27,990	28,718

Effect of dilutive potential
securities	529	551	590	471

Diluted – weighted average
shares outstanding	29,101	29,415	28,580	29,189

Basic EPS	$.29	$.36	$1.06	$1.18
Diluted EPS	.29	.36	1.04	1.16

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 0.7 million and 0.6 million for the three and nine months ended September 30, 2007, respectively.  Shares excluded from the calculation of diluted EPS aggregated 0.8 million and 0.9 million for the three and nine months ended September 30, 2008, respectively.  Upon conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount.  As of September 30, 2008, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

Balance as of January 1, 2008	$289,508

Adjustments to goodwill resulting from
business acquisitions finalized	519

Foreign currency translation	146

Balance as of September 30, 2008	$290,173

Goodwill associated with each of our principal operating units is as follows:

	December 31,	September 30,
	2007	2008

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,332	171,478

CONMED Patient Care	59,092	59,611

	$289,508	$290,173

Other intangible assets consist of the following:

	December 31, 2007		September 30, 2008
			Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$118,124	$(28,000)	$127,026	$(31,142)

Patents and other intangible assets	39,812	(26,473)	40,512	(27,988)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$246,280	$(54,473)	$255,882	$(59,130)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 24 years.  Customer relationships are being amortized over a weighted average life of 35 years.  Patents and other intangible assets are being amortized over a weighted average life of 11 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,550 and $4,657 in the three and nine months ended September 30, 2008, respectively, and $1,428 and $3,985 in the three and nine months ended September 30, 2007, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2008, including the nine month period ended September 30, 2008 and for each of the five succeeding years is as follows:

2008	6,250
2009	6,250
2010	6,183
2011	5,613
2012	5,462
2013	5,251

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, 2008 are as follows:

Balance as of January 1, 2008	$3,306

Provision for warranties	2,699

Claims made	(2,699)

Balance as of September 30, 2008	$3,306

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Service cost	$1,602	$1,536	$4,312	$4,751

Interest cost on projected
benefit obligation	855	843	2,301	2,606

Expected return on plan assets	(793)	(845)	(2,134)	(2,614)

Net amortization and deferral	229	142	687	285

Net periodic pension cost	$1,893	$1,676	$5,166	$5,028

We previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2007 that we expect to make $12.0 million in contributions to our pension plan in 2008.  We made $9.0 million in contributions for the nine months ended September 30, 2008.

Note 10 – Other expense

Other expense (income) consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Termination of product offering	$-	$-	$148	$-

Litigation settlement	-	-	(6,072)	-

New plant/facility
consolidation costs	-	709	1,822	709

Other expense (income)	$-	$709	$(4,102)	$709

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

During 2008, we announced a plan to restructure certain of our operations as further described in Note 15.  As part of this restructuring we have incurred $0.7 million in the third quarter of 2008.  We expect to incur additional costs, however we cannot currently estimate the costs of the restructuring plan as details of the plan are still being finalized. We do not believe such costs will have a material impact on our financial condition, results of operations or cash flows.

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

The following is net sales information by product line and reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Arthroscopy	$58,825	$69,507	$186,017	$221,681
Powered Surgical Instruments	36,314	38,807	109,857	119,106
CONMED Linvatec	95,139	108,314	295,874	340,787
CONMED Electrosurgery	22,948	23,567	69,097	76,207
CONMED Endosurgery	15,279	15,764	44,319	48,249
CONMED Linvatec, Endosurgery
and Electrosurgery	133,366	147,645	409,290	465,243
CONMED Patient Care	18,546	18,800	56,222	58,918
CONMED Endoscopic Technologies	12,536	12,964	39,208	38,776

Total	$164,448	$179,409	$504,720	$562,937

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

CONMED Linvatec, Endosurgery
and Electrosurgery	$18,229	$21,513	$61,938	$76,688
CONMED Patient Care	1,110	854	872	1,997
CONMED Endoscopic Technologies	(1,449)	(1,764)	(5,092)	(6,609)
Corporate	(974)	(3,060)	1,326	(10,841)
Income from Operations	16,916	17,543	59,044	61,235

Interest expense	3,861	2,444	12,706	8,057

Total income before income taxes	$13,055	$15,099	$46,338	$53,178

Note 12 – Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoenae may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

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

The Company’s motions to dismiss and for summary judgment, which were heard at a hearing held on January 5, 2007, were denied by a Memorandum Decision and Order dated May 22, 2007.  The District Court also granted the plaintiffs’ motion to certify a class of former CONMED Linvatec sales representatives whose employment with CONMED Linvatec was involuntarily terminated in 2003 and who did not receive severance benefits.   With discovery essentially completed, on July 21, 2008, the Company filed motions seeking summary judgment and to decertify the class.  In addition, on July 21, 2008, Plaintiffs filed a motion seeking summary judgment.  These motions were submitted for decision on August 26, 2008. There is no fixed time frame within which the Court is required to rule on the motions.  The Company believes there is no merit to the claims asserted in the Complaint, and plans to vigorously defend the case.  There can be no assurance, however, that the Company will prevail in the litigation.

Note 13 – New accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R requires the use of “acquisition date fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of SFAS 141R on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will need to apply the guidance retrospectively to all past periods presented. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is applicable to our $150 million 2.50% senior subordinated convertible notes.  We are currently assessing the impact the adoption of FSP APB 14-1 will have on our consolidated financial statements.

Note 14 – Business acquisition

On January 9, 2008, we purchased our Italian distributor’s business for approximately $21.8 million in cash (the “Italy acquisition”).  Under the terms of the acquisition agreement, we agreed to pay additional consideration in 2009 based upon the 2008 results of the acquired business.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Italy acquisition.  The allocation of purchase price is preliminary and therefore subject to adjustment in future periods.

Cash	$953
Inventory	3,444
Accounts receivable	19,701
Other assets	846
Customer relationships	8,911

Total assets acquired	33,855

Income taxes payable	(2,443)
Other current liabilities	(9,658)

Total liabilities assumed	(12,101)

Net assets acquired	$21,754

The Italy acquisition did not have a material impact on our results of operations or earnings per share in the quarterly and nine month periods ended September 30, 2008.

Note 15 – Restructuring

During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing presently done by a contract manufacturing facility in Juarez, Mexico will be transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities will be centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities began in the third quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.2 million and $2.9 million, respectively, as of September 30, 2008).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

During the third quarter of 2008, we incurred $0.7 million in costs associated with the restructuring.  We cannot currently estimate the total cost of the restructuring plan as details of the plan are still being finalized, however we do not believe such costs will have a material impact on our financial condition, results of operations or cash flows.  During the execution of our restructuring plan, we will incur certain charges, including employee termination and other exit costs.  However, based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", no accrual for such costs has been made at this time.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, any costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Arthroscopy	35.8%	38.7%	36.8%	39.4%
Powered Surgical Instruments	22.1	21.6	21.8	21.1
Patient Care	11.3	10.5	11.1	10.5
Electrosurgery	14.0	13.2	13.7	13.5
Endosurgery	9.3	8.8	8.8	8.6
Endoscopic Technologies	7.5	7.2	7.8	6.9
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and nine months ended September 30, 2008, sales to purchasers outside of the United States accounted for 42.9% and 44.7%, respectively, of total net sales.

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

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  In March 2008, we unveiled several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which we believe will further enhance our arthroscopy and powered surgical instrument product offerings.  Our reputation as an innovator is exemplified by these product introductions, which include the following: the Spectrum® MVP™ Shoulder Suture Passer, an innovative suture passing device for arthroscopic shoulder repair; the Sentinel™ Drill Bit which allows for safe and accurate drilling into the femoral tunnels during anterior cruciate  ligament, or ACL, surgery; the Shutt® Series 210™ Instruments for Hip Arthroscopy, manual instruments which allow for working in deep joints such as the hip; EL Microfracture Awls and Sterilization Tray which allow for easier access in difficult-to-reach areas and for use in hip arthroscopy; Smart Screw® II, a comprehensive line of bioabsorbable bone fixation implants; ThRevo® with HiFi, a shoulder anchor that incorporates the advantage of the HiFi high strength suture; PRO7020 Cordless Revision Attachment for Battery Handpieces, which are the only cordless revision attachments on the market and are used for cement removal in orthopedic revision surgery; Intrex™ Blade Line, a blade system composed of six blade profiles in seven different thicknesses for a comprehensive system of large bone saw blades; HD Arthroscope, the first high definition, or HD, arthroscope on the market ensures maximized transmission of high contrast light from the arthroscope into the True HD camera head; and the Single Chip Enhanced Definition Camera System, which incorporates a camera and image capture in the same device; and the HD Lightsource.

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2007 describes the significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the third quarter of 2008.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.1 million at September 30, 2008 is adequate to provide for probable losses resulting from accounts receivable.

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

Business Acquisitions

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.2 million and other intangible assets of $196.8 million as of September 30, 2008.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our businesses.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Intangible assets with a finite life are amortized over the estimated useful life of the asset.  SFAS 142 requires that intangible assets which continue to be subject to amortization be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  SFAS 142 also requires that intangible assets subject to amortization be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).  SFAS 144 requires that intangible assets subject to amortization be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of an intangible asset subject to amortization is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  An impairment loss is recognized by reducing the carrying amount of the intangible asset to its current fair value.

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.

This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 18 years.  The weighted average life for customer relationship assets in aggregate is 35 years.

In accordance with SFAS 142, we evaluate the remaining useful life of our customer relationship intangible assets each reporting period in order to determine whether events and circumstances warrant a revision to the remaining period of amortization.  In order to further evaluate the remaining useful life of our customer relationship intangible assets, we perform an annual analysis and assessment  of actual customer attrition and activity.  This assessment includes a comparison of customer activity since the acquisition date and review of customer attrition rates.  In the event that our analysis of actual customer attrition rates indicates a level of attrition that is in excess of that which was originally contemplated, we would change the estimated useful life of the related customer relationship asset with the remaining carrying amount amortized prospectively over the revised remaining useful life.

SFAS 144 requires that we test our customer relationship assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Factors specific to our customer relationship assets which might lead to an impairment charge include a significant increase in the annual customer attrition rate or otherwise significant loss of customers, significant decreases in sales or current-period operating or cash flow losses or a projection or forecast of losses.  We do not believe that there have been events or changes in circumstances which would indicate the carrying amount of our customer relationship assets might not be recoverable.

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

Based on these and other factors, 2008 pension expense is estimated at approximately $6.7 million compared to $6.9 million in 2007.  Actual expense may vary significantly from this estimate. For the three and nine months period ended September 30, 2008 we recorded $1.7 million and $5.0 million, respectively, in pension expense.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) all share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights are recognized in the financial statements based on their fair values.  Compensation expense is recognized using a straight-line method over the vesting period.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $24.9 million at September 30, 2008.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill.  However, upon adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) on January 1, 2009, changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141R, generally will affect income tax expense. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards.  Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and ongoing and future taxable income levels.

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.9	47.2	49.8	47.9
Gross profit	50.1	52.8	50.2	52.1
Selling and administrative expense	35.0	37.8	34.8	36.6
Research and development expense	4.8	4.8	4.6	4.5
Other expense	0.0	0.4	(0.8)	0.1
Income from operations	10.3	9.8	11.6	10.9
Interest expense	2.3	1.4	2.5	1.4
Income before income taxes	8.0	8.4	9.1	9.5
Provision for income taxes	2.9	2.6	3.3	3.4
Net income	5.1%	5.8%	5.8%	6.1%

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Sales for the quarter ended September 30, 2008 were $179.4 million, an increase of $15.0 million (9.1%) compared to sales of $164.4 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $1.3 million while the purchase of our Italian distributor accounted for an increase in sales of approximately $3.7 million (see Note 14 to the Consolidated Condensed Financial Statements).

Cost of sales increased to $84.7 million in the quarter ended September 30, 2008 as compared to $82.1 million in the same period a year ago on overall increased sales volumes.  Gross profit margins increased to 52.8% in the quarter ended September 30, 2008 as compared to 50.1% in the same period a year ago.  The increase of 2.7 percentage points is comprised of favorable foreign exchange rates (0.4 percentage points), the newly acquired direct sales operation in Italy (0.9 percentage points), and increases in Patient Care and Linvatec gross margins (0.4 and 1.0 percentage points, respectively) as a result of higher selling prices and improved manufacturing efficiencies.

Selling and administrative expense increased to $67.8 million in the quarter ended September 30, 2008 as compared to $57.5 million in the same period a year ago.  Selling and administrative expense as a percentage of net sales increased 2.8 percentage points to 37.8% in the quarter ended September 30, 2008 as compared to 35.0% in the same period a year ago.  The increase of 2.8 percentage points is primarily attributable to higher selling and administrative expense associated with our newly acquired direct sales operation in Italy (1.7 percentage points) and increased selling and administrative costs resulting from the impact of foreign exchange rates (1.5 percentage points) offset by lower other selling and administrative costs (0.4 percentage points).

Research and development expense totaled $8.7 million in the quarter ended September 30, 2008 as compared to $7.9 million in the same period a year ago. As a percentage of net sales, research and development expense remained flat at 4.8% in the quarter ended September 30, 2008, as compared to 4.8% in the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended September 30, 2008 consisted of $0.7 million in costs related to the restructuring and relocation of certain of the Company’s manufacturing facilities.

Interest expense in the quarter ended September 30, 2008 was $2.4 million compared to $3.9 million in the same period a year ago.  The decrease in interest expense is due primarily to lower weighted average borrowings outstanding in the quarter ended September 30, 2008 as compared to the same period a year ago.  Also contributing to the decrease in interest expense were lower weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) which declined to 3.60% for the quarter ended September 30, 2008 as compared to 5.18% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 30.3% for the quarter ended September 30, 2008 compared with 36.1% recorded in the same period a year ago.  Our effective tax rate for the quarter ended September 30, 2008 is lower than in the same period a year ago due to adjustments resulting from the filing of Federal and state corporate tax returns for the 2007 tax year ($0.2 million net benefit), receipt of tax refunds and related interest income attributable to the 2002 through 2004 amended Federal tax returns ($0.2 million net benefit) and changes to the deferred state tax liability to reflect state legislative changes enacted during the period along with changes in business activities that create future state tax filing liabilities ($0.5 million net benefit). A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2007, Note 7 to the Consolidated Financial Statements.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Sales for the nine months ended September 30, 2008 were $562.9 million, an increase of $58.2 million (11.5%) compared to sales of $504.7 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales by approximately $12.6 million while the purchase of our Italian distributor accounted for an increase in sales of approximately $13.6 million (see Note 14 to the Consolidated Condensed Financial Statements).

Cost of sales increased to $269.6 million in the nine months ended September 30, 2008 as compared to $251.3 million in the same period a year ago on overall increased sales volumes.  Gross profit margins increased to 52.1% in the nine months ended September 30, 2008 as compared to 50.2% in the same period a year ago. The increase of 1.9 percentage points is comprised of favorable foreign exchange rates (1.1 percentage points) and the newly acquired direct sales operation in Italy (1.3 percentage points) offset by product mix (0.1 percentage points) and lower gross margins in our Endoscopic Technologies business (0.4 percentage points) due to pricing pressures and lower production volumes.

Selling and administrative expense increased to $206.0 million in the nine months ended September 30, 2008 as compared to $175.5 million in the same period a year ago.  Selling and administrative expense as a percentage of sales increased 1.8 percentage points to 36.6% in the nine months ended September 30, 2008 as compared to 34.8% in the same period a year ago.

The increase of 1.8 percentage points is primarily attributable to higher selling and administrative expense associated with our newly acquired direct sales operation in Italy (1.4 percentage points), increased benefit costs (0.1 percentage points) and other increases in selling and administrative costs (0.3 percentage points).

Research and development expense totaled $25.4 million in the nine months ended September 30, 2008 as compared to $23.0 million in the same period a year ago.  As a percentage of net sales, research and development expense remained flat at 4.5% in the nine months ended September 30, 2008, as compared to 4.6% in the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the nine months ended September 30, 2008 consisted of $0.7 million in costs related to the restructuring and relocation of certain of the Company’s facilities.  In the nine months ended September 30, 2007 other expense (income) consisted of a $1.8 million charge related to the closing of our manufacturing facility in Montreal, Canada and a sales office in France, a $0.1 million charge related to the termination of our surgical lights product offering, and $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson.

Interest expense in the nine months ended September 30, 2008 was $8.1 million compared to $12.7 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding and weighted average interest rates in the nine months ended September 30, 2008 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) decreased to 3.70% in the nine months ended September 30, 2008 as compared to 5.47% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 36.1% for the nine months ended September 30, 2008 and for the same period a year ago. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2007, Note 7 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2007 and 2008.

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net sales	$133,366	$147,645	$409,290	$465,243

Income from
operations	18,229	21,513	61,938	76,688

Operating Margin	13.7%	14.6%	15.1%	16.5%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $10.7 million (18.2%) in the quarter ended September 30, 2008 to $69.5 million from $58.8 million in the same period a year ago. Arthroscopy sales increased $35.7 million (19.2%) in the nine months ended September 30, 2008 to $221.7 million from $186.0 million in the same period a year ago.  These increases are principally a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery.

•
Powered surgical instrument sales increased $2.5 million (6.9%) in the quarter ended September 30, 2008 to $38.8 million from $36.3 million in the same period a year ago. Powered surgical instrument sales increased $9.2 million (8.4%) in the nine months ended September 30, 2008 to $119.1 million from $109.9 million in the same period a year ago.  These increases are principally a result of increased sales of our large bone and small bone handpieces, burs and blades.

•
Electrosurgery sales increased $0.6 million (2.7%) in the quarter ended September 30, 2008 to $23.6 million from $22.9 million in the same period a year ago. Electrosurgery sales increased $7.1 million (10.3%) in the nine months ended September 30, 2008 to $76.2 million from $69.1 million in the same period a year ago.  These increases are principally a result of increased sales of our System 5000™ electrosurgical generators, ABC® handpieces and pencils.

•
Endosurgery sales increased $0.5 million (3.2%) in the quarter ended September 30, 2008 to $15.8 million from $15.3 million in the same period a year ago. Endosurgery sales increased $3.9 million (8.9%) in the nine months ended September 30, 2008 to $48.2 million from $44.3 million. These increases are principally a result of increased sales of V-CARE, ligation, and suction irrigation products.

•
Operating margins as a percentage of net sales increased 0.9 percentage points to 14.6% in the quarter ended September 30, 2008 compared to 13.7% in 2007 while operating margins increased 1.4 percentage points to 16.5% in the nine months ended September 30, 2008 compared to 15.1% in the same period a year ago.  The increase in operating margin in the quarter ended September 30, 2008 is due to increases in gross margin of 2.8 percentage points compared to the same period a year ago as a result of favorable foreign exchange rates, the newly acquired direct sales operation in Italy, and improved manufacturing efficiencies offset by higher selling and administrative expense associated with the direct sales operation in Italy (1.9 percentage points).

The increase in operating margin in the nine months ended September 30, 2008 is due to increases in gross margin of 2.3 percentage points compared to the same period a year ago as a result of favorable foreign exchange rates and the newly acquired direct operations in Italy, lower research and development spending (0.3 percentage points), and other decreases in selling and administrative costs (0.4 percentage points) offset by higher selling and administrative expense associated with the newly acquired direct sales operation in Italy (1.6 percentage points).

CONMED Patient Care

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net sales	$18,546	$18,800	$56,222	$58,918

Income from
operations	1,110	854	872	1,997

Operating Margin	6.0%	4.5%	1.6%	3.4%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales increased $0.3 million (1.4%) in the quarter ended September 30, 2008 to $18.8 million from $18.5 million in the same period a year ago. Patient care sales increased $2.7 million (4.8%) in the nine months ended September 30, 2008 to $58.9 million from $56.2 million in the same period a year ago.  These increases are principally a result of increased sales of our defibrillator pads and ECG electrodes.

•
Operating margins as a percentage of net sales decreased 1.5 percentage points in the quarter ended September 30, 2008 to 4.5% from 6.0% in the same period a year ago while operating margins increased 1.8 percentage points for the nine months ended September 30, 2008 to 3.4% from 1.6% in the same period a year ago.  The decrease in operating margins in the quarter ended September 30, 2008 is mainly driven by higher research and development spending (2.8 percentage points) mainly due to our Endotracheal Cardiac Output Monitor (“ECOM”) project and higher selling and administrative costs (2.9 percentage points) offset by improved gross margins of (4.2 percentage points) due to higher selling prices and lower production variances.  The increase in operating margins for the nine months ended September 30, 2008 compared to the same period a year ago are primarily due to increases in gross margins (4.1 percentage points) as a result of higher selling prices, offset by higher selling, administrative and research and development costs (2.3 percentage points).

CONMED Endoscopic Technologies

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008

Net sales	$12,536	$12,964	$39,208	$38,776

Loss from
operations	(1,449)	(1,764)	(5,092)	(6,609)

Operating Margin	(11.6%)	(13.6%)	(13.0%)	(17.0%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales increased $0.4 million (3.4%) in the quarter ended September 30, 2008 to $13.0 million from $12.5 million in the same period a year ago.  These increases are principally a result of increased sales of our polypectomy and stricture management products.  Endoscopic Technologies sales decreased $0.4 million (1.1%) in the nine months ended September 30, 2008 to $38.8 million from $39.2 million in the same period a year ago. These decreases are principally a result of decreased sales of forceps and pulmonary products as a result of strong competition and pricing pressures.

•
Operating margins as a percentage of net sales decreased 2.0 percentage points to -13.6% in the quarter ended September 30, 2008 compared to -11.6% in the same period a year ago while operating margins decreased 4.0 percentage points to -17.0% for the nine months ended September 30, 2008 compared to -13.0% in the same period a year ago.  The decrease in operating margin in the quarter ended September 30, 2008 is primarily due to decreases in gross margins of 2.6 percentage points due to competition and pricing pressures as well as higher selling and administrative expenses as a percentage of sales (1.1 percentage points) offset by decreased research and development spending as a percentage of sales (1.7 percentage points).  The decrease in operating margin for the nine months ended September 30, 2008 of 4.0 percentage points is primarily due to decreases in gross margins (6.4 percentage points) and increased selling, administrative, research and development expenses (1.5 percentage points) offset by the charge in the nine months ended September 30, 2007 associated with the closure of a sales office in France (3.9 percentage points).

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the senior credit agreement.  We have historically met these liquidity requirements with funds generated from operations, including sales of accounts receivable and borrowings under our revolving credit facility.  In addition, we use term borrowings, including borrowings under our senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions.  Subject to market conditions, we also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.  We generally attempt to minimize our cash balances on-hand and use available cash to pay down debt or repurchase our common stock.

Cash provided by operations

Our net working capital position was $235.2 million at September 30, 2008.  Net cash provided by operating activities was $55.8 million in the nine months ended September 30, 2008 and $35.5 million in the same period a year ago.

Net cash provided by operating activities increased by $20.4 million in 2008 as compared to 2007 as improved working capital management resulted in lower growth in inventories as compared to the same period a year ago as we expand our lean manufacturing initiatives.

Investing cash flows

Net cash used in investing activities in the nine month period ended September 30, 2008 consisted of capital expenditures and $21.8 million paid in connection with the purchase of our Italian distributor (the “Italy acquisition”).  See Note 14 to the Consolidated Condensed Financial Statements for further discussion of the Italy acquisition.  Capital expenditures were $21.9 million and $16.0 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase in capital expenditures in the nine month period ended September 30, 2008 as compared to the same period a year ago is primarily due to the ongoing implementation of an enterprise business software application as well various other infrastructure improvements.

Financing cash flows

Net cash provided by financing activities in the nine months ended September 30, 2008 consisted primarily of the following:  $7.0 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan, $1.0 million in repayments of term borrowings under our senior credit agreement and $0.3 million in repayments of our mortgage notes.

           Our $235.0 million senior credit agreement (the “senior credit agreement”) consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2008. Our available borrowings on the revolving credit facility at September 30, 2008 were $95.0 million with approximately $5.0 million of the facility set aside for outstanding letters of credit.  There were $58.0 million in borrowings outstanding on the term loan at September 30, 2008.

The scheduled principal payments on the term loan portion of the amended and restated senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (5.20% at September 30, 2008) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.375% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of September 30, 2008.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $2.5 million and $11.1 million, respectively, at September 30, 2008.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first nine months of 2008. We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of September 30, 2008, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $1.4 million in the nine months ended September 30, 2008 and are included in interest expense.

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

Restructuring

During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing presently done by a contract manufacturing facility in Juarez, Mexico will be transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities will be centralized in a new leased consolidated distribution center in Atlanta, Georgia.

We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities began in the third quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.2 million and $2.9 million, respectively, as of September 30, 2008).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

During the third quarter of 2008, we incurred $0.7 million associated with the restructuring.  We cannot currently estimate the total cost of the restructuring plan as details of the plan are still being finalized, however we do not believe such costs will have a material impact on our financial condition, results of operations or cash flows.  During the execution of our restructuring plan, we will incur certain charges, including employee termination and other exit costs.  However, based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", no accrual for such costs has been made at this time.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, any costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and nine month periods ended September 30, 2008.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2007 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2008.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 4, 2008

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