Form 10-K
period 2008-12-31
CONMED CORP
filed 2009-02-24
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008	Commission file number 0-16093
CONMED CORPORATION (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)
(315) 797-8375 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☐ No ☒

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
Yes ☐ No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $761,536,199 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 20, 2009 was 29,030,008.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008

Part I

CONMED CORPORATION
Item 1.	Business
Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008(“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;
•	changes in foreign exchange and interest rates;
•	cyclical customer purchasing patterns due to budgetary and other constraints;
•	changes in customer preferences;
•	competition;
•	changes in technology;
•	the introduction and acceptance of new products;
•	the ability to evaluate, finance and integrate acquired businesses, products and companies;
•	changes in business strategy;
•	the availability and cost of materials;
•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;
•	future levels of indebtedness and capital spending;
•	quality of our management and business abilities and the judgment of our personnel;
•	the availability, terms and deployment of capital;
•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;
•	changes in regulatory requirements; and
•	various other factors referenced in this Form 10-K.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder and Chairman of the Board.  CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies.  They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,200 employees distribute its products worldwide from ten manufacturing locations.  See Note 8 to the Consolidated Financial Statements for further discussion of our reporting segments and financial information about geographic areas.

We have historically used strategic business acquisitions and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines, realize economies of scale and take advantage of growth opportunities in the healthcare field.  During the last five years, we have completed a number of acquisitions.  These acquisitions, complemented by internal growth, have resulted in a compound annual growth rate in net sales during that period of approximately 6%.

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

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics.  The number of surgical procedures performed is increasing and we believe the long term demographic trend will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures.  Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before.  Sales of surgical products aggregated approximately 90% of our total net revenues in 2008.  See “Products.”

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

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 245 employee sales representatives and 200 sales professionals employed by independent sales agent groups.  Each of our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell.   Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices.  Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets.  We directly service hospital customers located in these markets through an employee-based international sales force of approximately 220 sales representatives.  We also maintain distributor relationships domestically and in numerous countries worldwide.  See “—Marketing.”

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

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.  These efforts are evidenced by recent product introductions, including the following:  Zen™ Wireless Footswitch and Adaptor, the Paladin™ suture anchor, the ReAct™ Arthroscopic Shaver Blades, MPower® 2 and the VP1600 Digital Documentation System.

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

Products –

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2006	2007	2008
Arthroscopy	35%	38%	38%
Powered Surgical Instruments	21	21	21
Electrosurgery	15	13	14
Patient Care	12	11	11
Endosurgery	8	9	9
Endoscopic Technologies	9	8	7
Total	100%	100%	100%
Net Sales (in thousands)	$646,812	$694,288	$742,183

Arthroscopy

We offer a comprehensive range of devices and products for use in arthroscopic surgery.  Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally invasive arthroscopes and related instruments.  Minimally invasive arthroscopic procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings.  Arthroscopic procedures are performed on the knee and shoulder, and hip as well as smaller joints, such as the hand, wrist and ankle.

Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants and related disposable products and fluid management systems.  We also offer a line of video Endoscopy products suitable for use in multi-specialty clinical environments beyond orthopedic arthroscopy, including laparoscopy, ENT, gynecology and urology as well as integrated operating room systems and equipment.  It is our standard practice to transfer some of these products, such as shaver consoles and pumps, to certain customers at no charge.  These capital “placements” allow for and accommodate the use of a variety of disposable products, such as shaver blades, burs and pump tubing.  We have benefited from the introduction of new arthroscopic products and technologies, such as bioabsorbable screws, ablators, “push-in” and “screw-in” suture anchors, and resection shavers.

A significant portion of arthroscopic procedures are performed to repair injuries which have occurred in the articulating joint areas of the body.  Many of these injuries are the result of sports related events or similar traumas.  For this reason, arthroscopy is often referred to as “sports medicine.”

Arthroscopy
Product	Description	Brand Name
Ablators and Shaver Ablators	Electrosurgical ablators and resection ablators to resect and remove soft tissue and bone; used in knee, shoulder and small joint surgery.	Lightwave™ Trident®
Knee Reconstructive Systems	Products used in cruciate reconstructive surgery; includes instrumentation, screws, pins and ligament harvesting and preparation devices.	Paramax® Pinn-ACL® Grafix® Matryx™ Bioscrew® EndoPearl® XtraLok®
Soft Tissue Repair Systems	Instrument systems designed to attach specific torn or damaged soft tissue to bone or other soft tissue in the knee, shoulder and wrist; includes instrumentation, guides, hooks and suture devices.	Spectrum® Inteq® Shuttle RelayTM Blitz® Hi-Fi™ Suture Saver™ Spectrum MVP Super Shuttle

Arthroscopy
Product	Description	Brand Name
Fluid Management Systems	Disposable tubing sets, disposable and reusable inflow devices, pumps and suction/waste management systems for use in arthroscopic and general surgeries.	Apex® Quick-Flow® Quick-Connect® 87K™ 10K® 24K™
Video
Surgical video systems for endoscopic procedures; includes enhanced definition (ED) and high definition (HD), autoclavable three-chip camera heads as well as camera consoles, endoscopes, light sources, monitors, Image capture devices and printers.
SmartOR Quicklatch® scopes Shock Flex™ prism mount TrueHD™ IM4000 HD camera system
Implants	Products including bioabsorbable and metal screws, pins and suture anchors for attaching soft tissue to bone in the knee, shoulder and wrist as well as miniscal repair.
BioScrew™
Bio-Anchor®
BioTwist®
UltraFix®
Revo®
Super Revo®
Bionx™
Meniscus Arrow™
Smart Nail®
Smart Pin®
Smart Screw®
Smart Tack®
The Wedge™
Biostinger®
Hornet®
ThRevo™
Duet™
Impact™
Bio-Mini Revo™
XO Button™
Paladin
Presto

Integrated operating room systems and equipment	Centralized operating room management and control systems, service arms and service managers.	CONMED® Nurse’s Assistant® SmartOR
Arthroscopic Shaver Systems	Electrically powered shaver handpieces that accommodate a large variety of shaver blade disposables specific to clinical specialty and technological precision.	Advantage® Turbo™ Gator® Great White® Mako™ Merlin® Sterling®

Arthroscopy
Product	Description	Brand Name
Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™ Dry Doc® Cannulae Hip Arthroscopy Kit

Powered Surgical Instruments

Electric, battery or pneumatic powered surgical instruments are used to perform orthopedic, arthroscopic and other surgical procedures where cutting, drilling or reaming of bone is required.  Each instrument consists of one or more handpieces and related accessories as well as disposable and limited reusable items (e.g., burs, saw blades, drills and reamers).  Powered instruments are categorized as either small bone, large bone or specialty powered instruments.  Specialty powered instruments are utilized in procedures such as spinal surgery, neurosurgery, ENT, oral/maxillofacial surgery, and cardiothoracic surgery.

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

Our powered instruments product line also includes the MPower™ Battery System. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the MPower™ system allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy, and small bone procedures.  The system also provides a multitude of battery technologies to meet the varying needs of hospitals worldwide.

Powered Surgical Instruments
Product	Description	Brand Name
Large Bone	Powered saws, drills and related disposable accessories for use primarily in total knee and hip joint replacements and trauma surgical procedures.	Hall® Surgical PowerPro® PowerProMax™ Advantage® SureCharge® MPower™

Powered Surgical Instruments
Product	Description	Brand Name
Small Bone	Powered saws, drills and related disposable accessories for small bone and joint related surgical procedures.	Hall® Surgical MicroPower™ Advantage® Smart Guard® PowerProMax™ MPower™
Otolaryngology Neurosurgery Spine	Specialty powered saws, drills and related disposable accessories for use in neurosurgery, spine, and otolaryngologic procedures.	Hall® Surgical E9000® UltraPower® Hall Osteon® Hall Ototome® Coolflex®
Cardiothoracic Oral/maxillofacial	Powered sternum saws, drills, and related disposable accessories for use by cardiothoracic and oral/maxillofacial surgeons.	Hall® Surgical E9000® UltraPower® Micro 100TM VersiPower® Plus

Electrosurgery

The use of electrosurgical units and associated surgical tools is commonplace in the hospital surgical suite, surgery centers, clinics and physician offices.  Electrosurgery is routinely used to cut and coagulate tissue and small vessels in open and laparoscopic procedures using energy produced through radio frequency (RF) technology. An electrosurgical system consists of three main components:  an electrosurgical generator or ESU, an active electrode in the form of an electrosurgical pencil or instrument that is used to apply concentrated energy to the target tissues, and a dispersive electrode that grounds the patient and provides feedback to the ESU. Electrosurgery can be used in almost all surgical procedures including specialties such as general, gynecology, orthopedics, cardiology, thoracics, urology, neurology, and dermatology.

Also included in our portfolio of energy-based products is the Argon Beam Coagulation (ABC®)technology.  ABC® technology combines the use of argon gas and electrosurgical energy to allow the surgeon to produce a surface coagulation which results in less tissue damage.  The electrical energy travels through an ionized column of gas so that the energy is applied to bleeding tissue in a non-contact mode.  Clinicians have reported notable benefits of ABC® technology in certain procedures such as liver resection, cancer tissue resection, heart bypass and trauma. In addition, certain handpieces allow ABC® to be used to dissect tissue through direct contact.

Surgical smoke evacuation products are an emerging segment within the electrosurgical market. These systems consist of a smoke evacuation unit which suctions surgical smoke from the operative site and filters the smoke plume. It is connected to the ESU and uses specific electrosurgical smoke evacuation pencils.  The use of electrosurgical pencils and lasers during a procedure may produce smoke and may affect the surgeon’s ability to see the operative site clearly in both open and laparoscopic procedures.

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
Active Electrodes
Surgical accessory electrodes that are inserted into electrosurgical pencils. These electrodes are available with and without the proprietary UltraCleanTM coating which provides an easy to clean electrode surface during surgery.
UltraCleanTM
Generators	Monopolar and bipolar clinical energy sources for surgical procedures performed in a hospital, physicians’ office or clinical setting.	System 5000TM System 2450TM Hyfrecator® 2000
Argon Beam Coagulation Systems	Specialized electrosurgical generators, disposable hand pieces and ground pads for Argon Enhanced non-contact coagulation of tissues.	ABC® System 7550 ABC Flex® Bend-A-Beam® ABC® Dissecting Electrodes™
Smoke Evacuation System	Dedicated unit and integrated hand pieces designed for the removal of surgical smoke in both open and laparoscopic procedures where electrosurgery is utilized.	System 1200™ GoldVac™ ClearVac® AER DEFENSE™

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

Our Endosurgical products include the Reflex® and PermaClip™ clip appliers for vessel and duct ligation, Universal S/ITM (suction/irrigation) and Universal Plus™ laparoscopic instruments, specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the OnePort® which incorporates a blunt-tipped version of a trocar.  The OnePort® dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars thus resulting in smaller wounds, and less bleeding.  We also offer cutting trocars, suction/irrigation accessories, laparoscopic scissors, dissectors and graspers, active electrodes, insufflation needles and linear cutters and staplers for use in laparoscopic surgery.  Our disposable skin staplers are used to close large skin incisions with surgical staples, thus eliminating the time consuming suturing process. ConMed EndoSurgery also offers a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies.

Endosurgery
Product	Description	Brand Name
Trocars	Disposable and reposable devices used to puncture the abdominal wall providing access to the abdominal cavity for camera systems and instruments.	OnePort® TroGard Finesse® Reflex® Detach a Port® CORE Dynamics®
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

Endoscopic Technologies
Product	Description	Brand Name
Pulmonary	Transbronchial Cytology and Histology Aspiration Needles, Disposable Biopsy Forceps, Cytology Brushes and Bronchoscope Cleaning Brushes	Wang® Blue Bullet® Precisor® Precisor BRONCHO® Precisor® EXL™ GARG™
Biopsy	Disposable biopsy forceps, Percutaneous Liver Biopsy instrument, Disposable Cytology Brushes	Precisor® OptiBite® Monopty®
Polypectomy	Disposable Polypectomy Snares, Retrieval Nets, Polyp Traps	Singular® Optimizer® Polyptrap™ Nakao SpidernetTM Orbit-Snare®

Endoscopic Technologies
Product	Description	Brand Name
Biliary	Triple Lumen Stone Removal Balloons, Advanced Cannulation Triple Lumen Papillotomes, High Performance Biliary Guidewires, Cannulas, Biliary Balloon Dilators, Plastic and Metal Endoscopic Biliary Stents	Apollo® Apollo3® Apollo3AC® FXWire® XWire® Director™ Duraglide™ Duraglide 3™ Flexxus® ProForma® HYDRODUCT® Viabil®
Dilation	Multi-Stage Balloon Dilators, American Dilation System	Eliminator®
Hemostasis	Endoscopic Injection Needles, Endoscope Ligator, Multiple Band Ligator, Sclerotherapy Needle, Bipolar Hemostasis Probes	SureShot® Auto Band™ Stiegmann-Goff™ Bandito™ RapidFire® Flexitip™ BICAP® BICAP SUPERCONDUCTOR™ Click-Tip™ Beamer® Beamer Mate® Beamer Plus™
Endoscopic Ultrasound	Fine Needle Aspiration	VizeonTM
Enteral Feeding	Initial Percutaneous Endoscopic Gastrostomy (PEG) systems, Replacement Tri-Funnel G-Tube	Entake®
Accessories	Disposable Bite Blocks, Cleaning Brushes	Scope Saver™ Channel Master™ Blue Bullet® Whistle®

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2006, 2007 and 2008.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IHNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

•	55 employee sales representatives and 200 sales representatives working for independent sales agent groups selling arthroscopy and powered surgical instrument products;
•	65 employee sales representatives selling electrosurgery products;
•	40 employee sales representatives selling endosurgery products;
•	45 employee sales representatives selling patient care products;
•	40 employee sales representatives selling endoscopic technologies products.

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

The sale of our products is accompanied by initial and ongoing in-service end-user training.  Each of our dedicated sales professionals is highly knowledgeable in the applications and procedures for the products they sell.  Our sales professionals, in turn, provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, France, Germany, Korea, the Netherlands, Spain, Italy, Poland and the United Kingdom.  In these countries, our sales are denominated in the local currency and amount to approximately 30% of our total net sales.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through royalty payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $4.4 million in 2006, 2007 and 2008, respectively.

Amounts expended for Company sponsored research and development was approximately $30.7 million, $30.4 million and $33.1 million during 2006, 2007, and 2008, respectively.

We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  In addition, certain of these patents have currently been licensed to third parties on a non-exclusive basis.  We believe that the development of new products and technological and design improvements to existing products will continue to be of primary importance in maintaining our competitive position.

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

The following chart identifies our principal competitors in each of our key business areas:

Business Area	Competitor
Arthroscopy	Smith & Nephew, plc Arthrex, Inc. Stryker Corporation ArthroCare Corporation Johnson & Johnson: Mitek Worldwide

Powered Surgical Instruments	Stryker Corporation Medtronic, Inc. Midas Rex and Xomed divisions The Anspach Effort, Inc. MicroAire Surgical Instruments, LLC

Electrosurgery	Covidien Ltd.; Valleylab 3M Company ERBE Elektromedizin GmbH

Patient Care	Covidien Ltd.: Kendall 3M Company

Endosurgery	Johnson & Johnson: Ethicon Endo-Surgery, Inc. Covidien Ltd.; U.S.Surgical

Endoscopic Technologies	Boston Scientific Corporation – Endoscopy Wilson-Cook Medical, Inc. Olympus America, Inc. U.S. Endoscopy

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

Employees

As of December 31, 2008, we had approximately 3,200 full-time employees, including approximately 2,000 in operations, 150 in research and development, and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our employees are represented by a labor union.

Item 1A.  Risk Factors

An investment in our securities, including our common stock, involves a high degree of risk.  Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See “Forward Looking Statements”.

Our financial performance is dependent on conditions in the health care industry and the broader economy.

The results of our business are directly tied to the economic conditions in the health care industry and the broader economy as a whole.  Given the increasingly difficult economic environment experienced in 2008 and in 2009 to date, extreme volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we face significant business challenges.  Approximately 25% of our revenues are derived from the sale of capital products.  The sales of such products will be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.  We expect lower revenue growth in the near term as a result of the deteriorating economic environment.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales.  Approximately 44% of our total 2008 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 30% of our total net sales in 2008.  The remaining 14% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products. Our revenues will be unfavorably impacted from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Our international presence exposes us to certain other inherent risks, including:

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

We have indebtedness that is substantial in relation to our shareholders’ equity, as well as interest and debt service requirements that are significant compared to our cash flow from operations.  As of December 31, 2008, we had $199.4 million of debt outstanding, representing 27% of total capitalization and which does not include the $42 million of accounts receivable sold under the accounts receivable sales agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2009 through 2028 and have additional patent applications pending.  See “Research and Development” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

•	pending patent applications will result in issued patents;
•	patents issued to or licensed by us will not be challenged by competitors;
•	our patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; or
•	we will be successful in defending against pending or future patent infringement claims asserted against our products.

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY (two facilities)	650,000	Own	-
Largo, FL	278,000	Own	-
Rome, NY	120,000	Own	-
Centennial, CO	87,500	Own	-
Tampere, Finland	5,662	Own	-
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	157,200	Lease	June 2019
El Paso, TX	96,000	Lease	March 2010
Juarez, Mexico	44,000	Lease	December 2009
Brussels, Belgium	45,531	Lease	June 2015
Santa Barbara, CA	33,900	Lease	September 2013
Chelmsford, MA	27,911	Lease	July 2015
Mississauga, Canada	22,378	Lease	December 2013
Frenchs Forest, Australia	16,909	Lease	July 2011
Tampere, Finland	15,457	Lease	Open Ended
Anaheim, CA	14,037	Lease	October 2012
Milan, Italy	13,024	Lease	March 2013
Swindon, Wiltshire, UK	10,000	Lease	December 2015
Portland, OR	9,107	Lease	Open Ended
Seoul, Korea	7,513	Lease	December 2009
Montreal, Canada	7,232	Lease	March 2011
Frankfurt, Germany	6,900	Lease	December 2012
Shepshed, Leicestershire,UK	5,000	Lease	October 2015
Lodz, Poland	3,222	Lease	February 2018
Barcelona, Spain	2,691	Lease	May 2009
Rungis Cedex, France	2,637	Lease	November 2011
Largo, FL	2,600	Lease	May 2009
Graz, Austria	2,174	Lease	October 2009
Montreal, Canada	2,144	Lease	May 2012
San Juan Capistrano, CA	2,000	Lease	January 2010

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

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that are material to our financial statements or condition, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis.  There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available to us in the future at a reasonable cost.

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

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “CNMD”. At January 30, 2009, there were 975 registered holders of our common stock and approximately 14,739 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2007 and 2008, as reported by the Nasdaq Stock Market.

	2007
Period	High	Low
First Quarter	$29.23	$22.84
Second Quarter	31.85	28.73
Third Quarter	30.00	26.61
Fourth Quarter	29.68	22.89

	2008
Period	High	Low
First Quarter	$28.22	$21.59
Second Quarter	27.22	23.90
Third Quarter	32.99	25.02
Fourth Quarter	31.74	21.13

We did not pay cash dividends on our common stock during 2007 or 2008 and do not currently intend to pay dividends for the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Our Board of Directors has authorized a share repurchase program;  see Note 7 to the Consolidated Financial Statements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth in the section captioned “Equity Compensation Plans” in CONMED Corporation’s definitive Proxy Statement or other informational filing for our 2009 Annual Meeting of Stockholders and all such information is incorporated herein by reference.

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Statements of Operations Data (1):
Net sales	$558,388	$617,305	$646,812	$694,288	$742,183
Cost of sales (2)	271,496	304,284	333,966	345,163	359,802
Gross profit	286,892	313,021	312,846	349,125	382,381
Selling and administrative	183,183	216,685	234,832	240,541	272,437
Research and development	20,205	25,469	30,715	30,400	33,108
Impairment of goodwill (3)	-	-	46,689	-	-
Write-off of in-process research and development (4)	16,400	-	-	-	-
Other expense (income)(5)	3,943	7,119	5,213	(2,807)	1,577
Income (loss) from operations	63,161	63,748	(4,603)	80,991	75,259
Gain (loss) on early extinguishment of debt (6)	(825)	-	(678)	-	4,376
Interest expense	12,774	15,578	19,120	16,234	10,372
Income (loss) before income taxes	49,562	48,170	(24,401)	64,757	69,263
Provision (benefit) for income taxes	16,097	16,176	(11,894)	23,301	24,702
Net income (loss)	$33,465	$31,994	$(12,507)	41,456	44,561

Earnings (loss) Per Share
Basic	$1.13	$1.09	$(.45)	$1.46	$1.55

Diluted	$1.11	$1.08	$(.45)	$1.43	$1.52

Weighted Average Number of Common Shares In Calculating:
Basic earnings (loss) per share	29,523	29,300	27,966	28,416	28,796
Diluted earnings (loss) per share	30,105	29,736	27,966	28,965	29,227

Other Financial Data:
Depreciation and amortization	$26,868	$30,786	$29,851	$31,534	$32,336
Capital expenditures	12,419	16,242	21,895	20,910	35,879

Balance Sheet Data (at period end):
Cash and cash equivalents	$4,189	$3,454	$3,831	$11,695	$11,811
Total assets	872,825	903,783	861,571	893,951	931,661
Long-term obligations	361,781	388,645	346,012	311,665	325,013
Total shareholders’ equity	447,983	453,006	440,354	505,002	531,734

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition.
(2)	Includes acquisition and acquisition-transition related charges of $4.4 million in 2004, $7.8 million in 2005, $10.0 million in 2006, and $1.0 million in 2008.  Also included in 2006 are $1.3 million in charges related to the closing of our manufacturing facility in Montreal, Canada and in 2008, $2.5 million in charges related to the restructuring of certain of our operations.  See additional discussion in Note 16 to the Consolidated Financial Statements.

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

(5)	Other expense (income) includes the following:

	2004	2005	2006	2007	2008
Acquisition-
transition related
costs	1,547	4,108	2,592	-	-
Termination of
product offering	2,396	1,519	1,448	148	-
Environmental
settlement	-	698	-	-	-
Loss on equity
investment	-	794	-	-	-
Loss on settlement
of patent dispute	-	-	595	-	-
Gain on litigation
settlement	-	-	-	(6,072)	-
Loss on litigation
settlement	-	-	-	1,295	-
Facility
consolidation	-	-	578	1,822	1,577

Other expense
(income)	$3,943	$7,119	$5,213	$(2,807)	$1,577

See additional discussion in Note 11 to the Consolidated Financial Statements.

(6)
Includes in 2004 and 2006, charges of $0.8 million and $0.7 million, respectively, related to losses on early extinguishment of debt.  Included in 2008 is a gain of $4.4 million related to the early extinguishment of debt.  See additional discussion in Note 5 to the Consolidated Financial Statements.

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

	2006	2007	2008
Arthroscopy	35%	38%	38%
Powered Surgical Instruments	21	21	21
Electrosurgery	15	13	14
Patient Care	12	11	11
Endosurgery	8	9	9
Endoscopic Technologies	9	8	7
Consolidated Net Sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States, Mexico and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 39%, 42% and 44% in 2006, 2007 and 2008, respectively.

Business Environment and Opportunities

The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends in our industry.  We believe that with our broad product offering of high quality surgical and patient care products, we can capitalize on these trends for the benefit of the Company and our shareholders.

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

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  In February 2009, we expect to unveil several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which we believe will further enhance our arthroscopy and powered surgical instrument product offerings.  Our reputation as an innovator is exemplified by these expected product introductions, which include the following: the Zen™ Wireless Footswitch and Adaptor, incorporating the power of Zigbee® communications technology to provide three pedal control of CONMED Linvatec control consoles and hand pieces; the Paladin™ suture anchor, the latest addition to our arsenal for rotator cuff repair;  the ReAct™ Arthroscopic Shaver Blades which have the ability to reciprocate while rotating;  MPower® 2, the latest in our next generation of battery power systems for large bone and small bone orthopedic surgery; and the VP1600 Digital Documentation System, a 1080p digital still capture unit which enables users to save and print the highest quality medical images.

Business Challenges

Despite an increasingly difficult economic environment in 2008, total revenues increased 6.9% as compared with 2007.  However, given extreme volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we believe 2009 will present significant business challenges.  We expect 2009 total revenues to approximate 2008 levels, reflecting lower revenue growth and a significant unfavorable impact from foreign currency translation due to strengthening of the United States dollar as compared with currencies such as the Euro.  We will continue to monitor and manage the impact of the deteriorating economic environment on the Company.

Our Endoscopic Technologies operating segment has suffered from sales declines and operating losses since its acquisition from C.R. Bard in September 2004.  We have corrected the operational issues associated with product shortages that resulted following the acquisition of the Endoscopic Technologies business and continue to reduce costs while also investing in new product development in an effort to increase sales and achieve a return to profitability.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $14.3 million, $14.1 million and $13.4 million for 2006, 2007 and 2008, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.4 million at December 31, 2008 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.2 million and other intangible assets of $195.9 million as of December 31, 2008.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We completed our assessment of goodwill as of October 1, 2008 and determined that no impairment existed at that date.

During the fourth quarter of 2006, after completing our annual goodwill impairment analysis, we determined that the goodwill of our CONMED Endoscopic Technologies reporting unit was impaired and consequently we recorded a goodwill impairment charge of $46.7 million.  Although no further goodwill impairment charges have been recorded to date, there can be no assurances that future goodwill impairments will not occur.  While CONMED Patient Care has the least excess of fair value over invested capital of our reporting units, a 10% decrease in the estimated fair value of any of our reporting units at the date of our 2008 assessment would not have resulted in a goodwill impairment charge. Patient Care goodwill was $59.7 million at December 31, 2008.

Intangible assets with a finite life are amortized over the estimated useful life of the asset.  SFAS 142 requires that intangible assets which continue to be subject to amortization be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.  SFAS 142 also requires that intangible assets subject to amortization be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long

Lived Assets,” (“SFAS 144”).  SFAS 144 requires that intangible assets subject to amortization be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of an intangible asset subject to amortization is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  An impairment loss is recognized by reducing the carrying amount of the intangible asset to its current fair value.

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

SFAS 144 requires that we test our customer relationship assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Factors specific to our customer relationship assets which might lead to an impairment charge include a significant increase in the annual customer attrition rate or otherwise significant loss of customers, significant decreases in sales or current-period operating or cash flow losses or a projection or forecast of losses.  We do not believe that there have been events or changes in circumstances which would indicate the carrying amount of our customer relationship assets might not be recoverable

See Note 4 to the Consolidated Financial Statements for further discussion of goodwill and other intangible assets.

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

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  This rate, which decreased from 6.48% in 2008 to 5.97% in 2009, is used in determining pension expense.  This change in assumption will result in higher pension expense during 2009 and is also the primary cause of the increase in the projected benefit obligation at December 31, 2008 as compared to December 31, 2007.

We have used an expected rate of return on pension plan assets of 8.0% for purposes of determining the net periodic pension benefit cost.  In determining the expected return on pension plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance.  In addition, we consult with financial and investment management professionals in developing appropriate targeted rates of return.  For the year ended December 31, 2008, we experienced a decline in the fair market value of our plan assets of $10.1 million.  This decline is a result of the downturn in global financial markets.

We have estimated our rate of increase in employee compensation levels at 3.0% for 2006 and 2007 and at 3.5% for 2008, consistent with our internal budgeting.

Pension expense in 2009 is expected to increase to $9.7 million from $6.6 million in 2008 as a result of a negative return on plan assets during 2008 as  well as a decrease in the discount rate as discussed above.  In addition, we will be required to contribute approximately $8.1 million to the pension plan for the 2009 plan year.

See Note 9 to the Consolidated Financial Statements for further discussion.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R) all share-base payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is recognized using a straight-line method over the vesting period.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $32.3 million at December 31, 2008.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Any subsequently recognized tax benefits associated with the valuation allowance would be allocated to reduce goodwill.  However, upon adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) on January 1, 2009, changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141R, will affect income tax expense. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards.  Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income (loss) for the periods indicated:

	Year Ended December 31,
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	51.6	49.7	48.5%
Gross margin	48.4	50.3	51.5
Selling and administrative expense	36.3	34.6	36.7
Research and development expense	4.7	4.4	4.5
Goodwill impairment	7.2	-	-
Other expense (income), net	0.8	(0.4)	0.2
Income (loss) from operations	(0.6)	11.7	10.1
Loss (gain) on early extinguishment of debt	0.1	-	(0.6)
Interest expense	3.0	2.3	1.4
Income (loss) before income taxes	(3.7)	9.4	9.3
Provision (benefit) for income taxes	(1.8)	3.4	3.3
Net income (loss)	(1.9)%	6.0%	6.0%

2008 Compared to 2007

Sales for 2008 were $742.2 million, an increase of $47.9 million (6.9%) compared to sales of $694.3 million in 2007 with the increase occurring in all product lines except Endoscopic Technologies.  Favorable foreign currency exchange rates in 2008 compared to 2007 accounted for $1.9 million of the increase while the purchase of our Italian distributor accounted for an increase in sales of approximately $18.3 million (see Note 15 to the Consolidated Financial Statements).

Cost of sales increased to $359.8 million in 2008 compared to $345.2 million in 2007, primarily as a result of the increased sales volumes discussed above.    Gross profit margins increased 1.2 percentage points from 50.3% in 2007 to 51.5% in 2008.  The increase of 1.2 percentage points is comprised of improved gross margins from the newly acquired direct sales operation in Italy (1.2 percentage points) and increases in Patient Care and Linvatec gross margins (0.3 and 0.7 percentage points, respectively) as a result of higher selling prices and improved manufacturing efficiencies.  These increases were offset by lower gross margins in our Endoscopic Technologies business (0.4 percentage points) due to pricing pressures and lower production volumes, additional costs incurred associated with our restructuring and relocation of certain of the Company’s facilities (0.3 percentage points) and product mix (0.3 percentage points).

Selling and administrative expense increased to $272.4 million in 2008 compared to $240.5 million in 2007.  Selling and administrative expense as a percentage of net sales increased to 36.7% in 2008 from 34.6% in 2007.  This increase of 2.1 percentage points is primarily attributable to higher selling and administrative expense associated with our newly acquired direct sales operation in Italy (1.5 percentage points), higher benefit costs (0.3 percentage points), and other selling and administrative costs (0.3 percentage points).

Research and development expense was $33.1 million in 2008 compared to $30.4 million in 2007.  As a percentage of net sales, research and development expense remained flat at 4.5% in 2008 from 4.4% in 2007.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2008 consisted of the following:  $1.6 million charge related to the restructuring and relocation of certain of the Company’s facilities. Other expense in 2007 consisted of the following:  $1.8 million charge related to the closing of our manufacturing facility in Montreal, Canada and a sales office in France, a $0.1 million charge related to the termination of our surgical lights product offering, $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson, and a $1.3 million charge related to the settlement of a product liability claim and defense related costs.

During the fourth quarter of 2008, we repurchased and retired $25.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $20.2 million and recorded a gain on the early extinguishment of debt of $4.4 million net of the write-off of $0.4 million in unamortized deferred financing costs.  See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

Interest expense in 2008 was $10.4 million compared to $16.2 million in 2007.  The decrease in interest expense is due to lower weighted average interest rates combined with lower weighted average borrowings outstanding in 2008 as compared to 2007.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) decreased to 3.78% in 2008 as compared to 5.51% in 2007.

A provision for income taxes was recorded at an effective rate of 35.7% in 2008 and 36.0% in 2007 as compared to the Federal statutory rate of 35.0%.  The effective tax rate was lower in 2008 than in 2007 largely as a result of decreased apportionment factors to state taxing jurisdictions and a decreased level of stock-based compensation that is not expected to create a future tax deduction.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

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

During our fourth quarter 2006 goodwill impairment testing, we determined that the goodwill of our Endoscopic Technologies business was impaired and consequently we recorded an impairment charge of $46.7 million to reduce the carrying amount of this business to its fair value (see Note 4 to the Consolidated Financial Statements).

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

  The following tables summarize the Company’s results of operations by segment for 2006, 2007 and 2008:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2006	2007	2008

Net sales	$515,937	$564,834	$612,521
Income from operations	70,193	87,569	98,101
Operating margin	13.6%	15.5%	16.0%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $27.3 million (10.3%) in 2008 to $291.9 million from $264.5 million in 2007.  Arthroscopy sales increased $36.3 million (15.9%) in 2007 to $264.5 million from $228.2 million in 2006.  These increases are principally a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery.

•
Powered Surgical Instrument sales increased $6.4 million (4.3%) in 2008 to $155.7 million from $149.3 million in 2007, on increased sales of large bone handpieces and large bone, small bone, and specialty burs and blades;  Powered Surgical Instrument sales increased $12.1 million (8.8%) in 2007 to $149.3 million from $137.2 million in 2006, on increased sales of small bone and large bone powered instrument products.

•
Electrosurgery sales increased $8.4 million (9.1%) in 2008 to $100.5 million from $92.1 million in 2007 principally as a result of increased sales of our System 5000™ electrosurgical generators, ABC® handpieces, pencils and electrodes; Electrosurgery sales decreased $5.7 million (5.8%) in 2007 to $92.1 million from $97.8 million in 2006 principally as a result of decreased sales of our System 5000™ electrosurgical generators and pencils offset by increased sales of our ABC® handpieces.

•
Endosurgery sales increased $5.6 million (9.6%) in 2008 to $64.4 million from $58.9 million in 2007, as a result of increased sales of our V-CARE, ligation, hand held instruments and suction irrigation products; Endosurgery sales increased $6.1 million (11.6%) in 2007 to $58.9 million from $52.8 million in 2006, as a result of increased sales of our hand held instruments and suction/irrigation products.

•
Operating margins as a percentage of net sales increased 0.5 percentage points to 16.0% in 2008 compared to 15.5% in 2007.  The increase in operating margins are due to higher gross margins (2.0 percentage points) in 2008 compared to 2007 as result of the newly acquired direct operations in Italy and improved manufacturing efficiencies and other decreases in selling and administrative expense (0.2 percentage points) offset by higher selling and administrative expenses associated with the newly acquired direct sales operation in Italy (1.7 percentage points).

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

CONMED Patient Care

	2006	2007	2008

Net sales	$75,883	$76,711	$78,384
Income (loss) from operations	(759)	2,003	2,259
Operating margin	(1.0)%	2.6%	2.9%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales increased $1.7 million (2.2%) in 2008 to $78.4 million compared to $76.7 million in 2007 on increased sales of defibrillator pads and ECG electrodes. Patient Care sales increased $0.9 million (1.2%) in 2007 to $76.7 million compared to $75.9 million in 2006 on increased sales of defibrillator pads.

•
Operating margins as a percentage of net sales increased 0.3% percentage points to 2.9% in 2008 compared to 2.6% in 2007. The increases in operating margins are primarily due to increases in gross margins of 3.1 percentage points in 2008 compared to 2007 as a result of higher selling prices and lower production variances offset by increased research and development costs (2.1 percentage points) mainly due to our Endotracheal Cardiac Output Monitor (“ECOM”) project and higher selling and administrative costs (0.7 percentage points).

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

CONMED Endoscopic Technologies

	2006	2007	2008

Net sales	$54,992	$52,743	$51,278
Income (loss) from operations	(63,399)	(6,250)	(7,411)
Operating Margin	(115.3%)	(11.8%)	(14.5%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies net sales declined $1.5 million (2.8%) in 2008 to $51.3 million from $52.7 million in 2007, principally due to decreased sales of forceps and pulmonary products as a result of strong competition and pricing pressures.  Endoscopic Technologies net sales declined $2.2 million (4.0%) in 2007 to $52.7 million from $54.9 million in 2006, as a result of production and operational issues which resulted in product shortages and backorders during the first half of 2007.

•
Operating margins as a percentage of net sales decreased 2.7 percentage points to (14.5%) in 2008 from (11.8%) in 2007.  The decrease in operating margins of 2.7 percentage points in 2008 is primarily due to decreases in gross margins of 5.4 percentage points as a result of increased production costs and pricing pressures as well as higher selling and administrative expenses as a percentage of sales (0.9 percentage points) offset by decreased research and development spending as a percentage of sales (0.7 percentage points) and the charge in 2007 associated with the closure of a sales office in France (2.9 percentage points).

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

Operating cash flows

Our net working capital position was $219.3 million at December 31, 2008.  Net cash provided by operating activities was $64.7 million in 2006, $65.9 million in 2007 and $61.1 million in 2008, generated on net income of -$12.5 million in 2006, $41.5 million in 2007 and $44.6 million in 2008.

The net cash provided by operating activities in 2006, 2007 and 2008 reflects the relative stability of our cash flows and the non-cash nature of both the goodwill impairment charge in 2006 and the gain on the early extinguishment of debt in 2008.

Investing cash flows

Capital expenditures were $21.9 million, $20.9 million and $35.9 million in 2006, 2007 and 2008, respectively.  The increase in capital expenditures in 2008 as compared to 2006 and 2007 is primarily due to the ongoing implementation of an enterprise business software application as well various other infrastructure improvements related to our restructuring efforts (see “Restructuring” below and Note 16 to the Consolidated Financial Statements).  Capital expenditures are expected to approximate $20.0 million in 2009.

During 2008, we purchased our Italian distributor (the “Italy acquisition”) for $21.8 million.  See Note 15 to the Consolidated Financial Statements for further discussion of the Italy acquisition.  The purchase of a business and a purchase price adjustment resulted in payments totaling $5.9 million in 2007.  In 2006, the sale of an equity investment resulted in proceeds of $1.2 million while the purchase of a distributor’s business resulted in a $2.5 million payment.

Financing cash flows

Net cash provided by (used in) financing activities during 2008 consisted of the following:  $7.3 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan (See Note 7 to the Consolidated Financial Statements), $4.0 million in borrowings on our revolver under our senior credit agreement, $1.4 million in repayments of term borrowings under our senior credit agreement, a $4.3 million net change in cash overdrafts, $1.1 million in payments on mortgage notes, and a $20.2 million repurchase of our 2.50% convertible senior subordinated notes.  See Note 5 to the Consolidated Financial Statements for further discussion of the repurchase of the Notes.

During 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were $4.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2008.  Our available borrowings on the revolving credit facility at December 31, 2008 were $89.0 million with approximately $7.0 million of the facility set aside for outstanding letters of credit.  There were $57.6 million in borrowings outstanding on the term loan at December 31, 2008.  The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the previously existing senior credit agreement.  In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.2 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.5 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.96% at December 31, 2008) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.25% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in compliance with these covenants and restrictions as of December 31, 2008.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $1.4 million and $11.3 million, respectively, at December 31, 2008.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

We have outstanding $125.0 million in 2.50% convertible senior subordinated notes due 2024.  During the fourth quarter of 2008, we repurchased and retired $25.0 million of the Notes for $20.2 million and recorded a gain on the early extinguishment of debt of $4.4 million net of the write-off of $0.4 million in unamortized deferred financing costs.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2008, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during 2008.  In the past, we have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

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

Off-Balance Sheet Arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2007 and 2008, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $45.0 million and $42.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $2.3 million, $2.9 million and $1.7 million, in 2006, 2007 and 2008, respectively, and are included in interest expense.

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

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.2 million and $2.1 million, respectively, as of December 31, 2008).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

During the year ended December 31, 2008, we incurred $4.1 million in costs associated with the restructuring.  Approximately $2.5 million of the total $4.1 million in restructuring costs have been charged to cost of goods sold and represent startup activities associated with the new manufacturing facility in Chihuahua, Mexico.  The remaining $1.6 million in restructuring costs have been recorded in other expense and include charges directly related to the consolidation of our distribution centers, including severance charges.  As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  However, based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", no accrual for such costs has been made at this time.

We estimate the total costs of the restructuring plan will approximate $9.4 million during 2009, including $2.1 million related to employee termination costs, $3.7 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $1.4 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $2.2 million in other restructuring related activities. We estimate approximately $2.0 million of the total anticipated $9.4 million in restructuring costs will be reported in other expense with the remaining $7.4 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands).  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2008.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$199,375	$3,185	$8,418	$55,607	$132,165
Purchase obligations	55,410	54,000	1,410	-	-
Operating lease
obligations	21,631	3,764	6,690	5,020	6,157
Total contractual
obligations	$276,416	$60,949	$16,518	$60,627	$138,322

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table does not include required contributions to our pension plan in 2009, which are expected to be approximately $8.1 million.  (See Note 9 to the Consolidated Financial Statements). The above table also does not include unrecognized tax benefits of approximately $0.7 million, the timing and certainty of recognition for which is uncertain.  (See Note 6 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 44% of our total 2008 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 30% of our total net sales in 2008.  The remaining 14% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2008, changes in foreign currency exchange rates increased sales by approximately $1.9 million and income before income taxes by approximately $0.4 million.  We do not presently hedge any portion of our foreign currency denominated revenues through the use of forward foreign currency exchange contracts or other derivative financial instruments, however we may consider such strategies in the future.

We do maintain a forward contract program to exchange foreign currencies for United States dollars in order to hedge our net investment in foreign subsidiaries.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  The notional contract amounts for forward contracts outstanding at December 31, 2008 totaled $24.0 million.  We have not designated these forward contracts as hedges. Net realized gains in connection with these forward contracts approximated $3.0 million for the year ended December 31, 2008, partially offsetting losses on our intercompany exposure of approximately $6.1 million.  These gains and losses have been recorded in selling and administrative expense in the Consolidated Statements of Operations.  We mark outstanding forward contracts to market.  The market value for forward foreign exchange contracts outstanding at December 31, 2008 was not material.

Interest rate risk

At December 31, 2008, we had approximately $61.6 million of variable rate long-term debt outstanding under our senior credit agreement and an additional $42.0 million in accounts receivable sold under our accounts receivable sales agreement; we are not a party to any interest rate swap agreements as of December 31, 2008.  Assuming no repayments other than our 2009 scheduled term loan payments, if market interest rates for similar borrowings and accounts receivable sales averaged 1.0% more in 2009 than they did in 2008, interest expense would increase, and income before income taxes would decrease by $1.0 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2009 than they did in 2008, our interest expense would decrease, and income before income taxes would increase by $1.0 million.

Item 8.	Financial Statements and Supplementary Data

Our 2008 Financial Statements are included elsewhere herein.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Senior Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments upon Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Index to Financial Statements
(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	64

	Report of Independent Registered Public Accounting Firm	65

	Consolidated Balance Sheets at December 31, 2007 and 2008	67

	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2007 and 2008	68

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008	69

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008	71

	Notes to Consolidated Financial Statements	73

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	104

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 59 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Joseph J. Corasanti
Joseph J. Corasanti
(President and Chief
Executive Officer)

Date: February 24, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE R. CORASANTI	Chairman of the Board	February 24,2009
Eugene R. Corasanti	of Directors

/s/ JOSEPH J. CORASANTI	President, Chief Executive	February 24,2009
Joseph J. Corasanti	Officer and Director

/s/ ROBERT D. SHALLISH, JR.	Vice President-Finance	February 24,2009
Robert D. Shallish, Jr.	and Chief Financial Officer (Principal Financial Officer)

/s/ LUKE A. POMILIO	Vice President – Corporate	February 24,2009
Luke A. Pomilio	Controller (Principal Accounting Officer)

/s/ BRUCE F. DANIELS	Director	February 24,2009
Bruce F. Daniels

/s/ Jo ANN GOLDEN	Director	February 24,2009
Jo Ann Golden

/s/ STEPHEN M. MANDIA	Director	February 24,2009
Stephen M. Mandia

/s/ STUART J. SCHWARTZ	Director	February 24,2009
Stuart J. Schwartz

/s/ MARK E. TRYNISKI	Director	February 24,2009
Mark E. Tryniski

Exhibit Index

Exhibit No.		Description

3.1	-
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

10.11	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit No.		Description

10.12	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006)

10.13	-	2007 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2007)

10.14	-
Amended and Restated Credit Agreement, dated April 13, 2006, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated  by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006).

10.15	-
Registration Rights Agreement, dated November 10, 2004,   among CONMED Corporation and UBS Securities LLC on behalf of Several Initial Purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.16	-
Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.17	-
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

10.19	-
Amendment No. 1, dated October 20, 2004 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20	-
Amendment No. 2, dated October 21, 2005 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit No.		Description

10.21	-
Amendment No. 3, dated October 24, 2006 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2006).

10.22	-
Amendment No. 4, dated January 31, 2008 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2008).

10.23	-	- Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.24	-	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.25	-	Change in Control Severance Agreement for David A. Johnson (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.26	-	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.27	-	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.28*	-	Executive Severance Agreement for Joseph G. Darling

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/ investor-ethics.htm

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Joseph J. Corasanti pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

31.2*	-	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith
+       Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2008.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report On Internal Control Over Financial Reporting".  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.  As discussed in Note 9 to the consolidated financial statements, the Company changed the way in which it accounts for its defined benefit pension plan in 2006.

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

PricewaterhouseCoopers LLP
Albany, New York
February 24, 2009

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2008
(In thousands except share and per share amounts)

	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,695	$11,811
Accounts receivable, less allowance for doubtful
accounts of $787 in 2007 and $1,370 in 2008	80,642	96,515
Inventories	164,969	159,976
Income taxes receivable	1,425	-
Deferred income taxes	11,697	14,742
Prepaid expenses and other current assets	8,594	11,218
Total current assets	279,022	294,262
Property, plant and equipment, net	123,679	143,737
Goodwill, net	289,508	290,245
Other intangible assets, net	191,807	195,939
Other assets	9,935	7,478
Total assets	$893,951	$931,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,349	$3,185
Accounts payable	38,987	35,887
Accrued compensation and benefits	19,724	20,129
Income taxes payable	-	1,279
Other current liabilities	15,224	14,434
Total current liabilities	77,284	74,914

Long-term debt	219,485	196,190
Deferred income taxes	71,188	83,498
Other long-term liabilities	20,992	45,325
Total liabilities	388,949	399,927

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none outstanding	-	-
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,203 issued
in 2007 and 2008, respectively	313	313
Paid-in capital	287,926	292,251
Retained earnings	284,850	327,471
Accumulated other comprehensive income (loss)	(505)	(31,032)
Less: Treasury stock, at cost;
2,684,163 and 2,274,822 shares in
2007 and 2008, respectively	(67,582)	(57,269)
Total shareholders' equity	505,002	531,734
Total liabilities and shareholders' equity	$893,951	$931,661

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2007 and 2008
(In thousands except per share amounts)

	2006	2007	2008

Net sales	$646,812	$694,288	$742,183

Cost of sales	333,966	345,163	359,802

Gross profit	312,846	349,125	382,381

Selling and administrative expense	234,832	240,541	272,437

Research and development expense	30,715	30,400	33,108

Impairment of goodwill	46,689	-	-

Other expense (income)	5,213	(2,807)	1,577

	317,449	268,134	307,122

Income (loss) from operations	(4,603)	80,991	75,259

Gain (loss) on early extinguishment of debt	(678)	-	4,376

Interest expense	19,120	16,234	10,372

Income (loss) before income taxes	(24,401)	64,757	69,263

Provision (benefit) for income taxes	(11,894)	23,301	24,702

Net income (loss)	$(12,507)	$41,456	$44,561

Earnings (loss) per share:

Basic	$(.45)	$1.46	$1.55
Diluted	(.45)	1.43	1.52

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2006, 2007 and 2008
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

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2006, 2007 and 2008
(In thousands)

					Accumulated
					Other
	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Pension liability
(net of income tax
expense of $1,654)					2,823

Net income (loss)				41,456

Total comprehensive
income (loss)							49,563

Balance at December 31, 2007	31,299	$313	$287,926	$284,850	$(505)	$(67,582)	$505,002

Common stock issued under
employee plans			(1,483)	(1,940)		10,313	6,890

Tax benefit arising from
common stock issued
under employee plans			1,630				1,630

Stock based compensation			4,178				4,178

Comprehensive income:

Foreign currency
translation adjustments					(12,498)

Pension liability
(net of income tax
benefit of $10,566)					(18,029)

Net income				44,561

Total comprehensive
income (loss)							14,034

Balance at December 31, 2008	31,299	$313	$292,251	$327,471	$(31,032)	$(57,269)	$531,734

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2007 and 2008
(In thousands)

	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$(12,507)	$41,456	$44,561
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	11,738	13,101	14,641
Amortization	18,113	18,433	17,695
Stock-based compensation	3,709	3,771	4,178
Goodwill impairment	46,689	-	-
Deferred income taxes	(12,164)	16,714	18,984
Sale of accounts receivable	4,000	1,000	(3,000)
Income tax benefit of stock
option exercises	139	-	1,630
Excess tax benefit from stock
option exercises	-	-	(1,738)
Contributions to pension plans less than
(in excess of) net pension cost	1,877	(5,112)	(5,425)
Loss (gain) on extinguishment of debt	203	-	(4,376)
Increase (decrease) in cash flows from
changes in assets and liabilities, net
of effects from acquisitions:
Accounts receivable	(126)	(6,301)	(3,735)
Inventories	(9,380)	(22,621)	(8,110)
Accounts payable	7,016	(2,414)	(7,043)
Income taxes	(2,069)	3,118	2,627
Accrued compensation and benefits	5,251	2,012	(238)
Other assets	(1,582)	(83)	(4,469)
Other liabilities	3,804	2,820	(5,033)
	77,218	24,438	16,588
Net cash provided by operating activities	64,711	65,894	61,149

Cash flows from investing activities:
Payments related to business acquisitions,
net of cash acquired	(2,466)	(5,933)	(22,023)
Proceeds from sale of equity investment	1,205	-	-
Purchases of property, plant and equipment, net	(21,895)	(20,910)	(35,879)
Net cash used in investing activities	(23,156)	(26,843)	(57,902)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	2,731	11,355	7,347
Excess tax benefit from stock
option exercises	-	-	1,738
Repurchase of common stock	(7,848)	-	-

See notes to consolidated financial statements.
(continued)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2007 and 2008
(In thousands)

	2006	2007	2008

Payments on senior credit agreement	(173,160)	(44,000)	(1,350)
Proceeds of senior credit agreement	135,000	-	4,000
Payments on mortgage notes	(867)	(990)	(1,109)
Payments on senior subordinated notes	-	-	(20,248)
Payments related to issuance of debt	(1,260)	-	-
Net change in cash overdrafts	1,166	(1,770)	4,270

Net cash used in financing activities	(44,238)	(35,405)	(5,352)

Effect of exchange rate changes
on cash and cash equivalents	3,060	4,218	2,221

Net increase in cash and cash equivalents	377	7,864	116

Cash and cash equivalents at beginning of year	3,454	3,831	11,695

Cash and cash equivalents at end of year	$3,831	$11,695	$11,811

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$18,247	$14,386	$9,381
Income taxes	2,168	4,172	7,397

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

Accounts receivable sale

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (“the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2007 and 2008, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $45.0 million and $42.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $2.3 million, $2.9 million and $1.7 million, in 2006, 2007 and 2008, respectively, and are included in interest expense.

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

Goodwill and other intangible assets

Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  Because of our history of growth through acquisitions, goodwill and other intangible assets comprise a substantial portion (52.2% at December 31, 2008) of our total assets.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  These tests resulted in an impairment charge of $46.7 million in the fourth quarter ending December 31, 2006.  We completed our assessment of goodwill as of October 1, 2008 and determined that no impairment existed at that date.  See Note 4 for additional discussion.

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

Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $134.8 million and $97.2 million at December 31, 2007 and 2008, respectively, based on their quoted market price.  We repurchased and retired $25.0 million of the Notes during 2008 for $20.2 million and recorded a net gain of $4.4 million on the early extinguishment of debt as further described in Note 5.

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

Forward Foreign Exchange Contracts

We have a forward contract program to exchange foreign currencies for United States dollars in order to hedge our net investment in foreign subsidiaries.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  The notional contract amounts for forward contracts outstanding at December 31, 2008 totaled $24.0 million.  We have not designated these forward contracts as hedges. Net realized gains in connection with these forward contracts approximated $3.0 million for the year ended December 31, 2008, partially offsetting losses on our intercompany exposure of approximately $6.1 million.  These gains and losses have been recorded in selling and administrative expense in the Consolidated Statements of Operations.  We mark outstanding forward contracts to market.  The market value for forward foreign exchange contracts outstanding at December 31, 2008 was not material.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $14.3 million, $14.1 million and $13.4 million for 2006, 2007 and 2008, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.4 million at December 31, 2008 is adequate to provide for probable losses resulting from accounts receivable.

Earnings (loss) per share

Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards.  In the 2006 period, incremental shares are not included in computing diluted EPS because to do so would have reduced the net loss per share.  The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2006, 2007 and 2008, respectively:

	2006	2007	2008

Net income (loss)	$(12,507)	$41,456	$44,561

Basic-weighted average shares outstanding	27,966	28,416	28,796

Effect of dilutive potential securities	-	549	431

Diluted-weighted average shares outstanding	27,966	28,965	29,227

Basic EPS	$(.45)	$1.46	$1.55

Diluted EPS	$(.45)	$1.43	$1.52

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 0.6 and 0.9 million at December 31, 2007 and 2008, respectively.  Upon  conversion of our 2.50% convertible senior subordinated notes (the “Notes”), the holder of each Note will receive the conversion  value of the Note payable in cash up to the principal  amount of the Note and CONMED common stock for the Note's  conversion  value in excess of such principal  amount.  As of December 31, 2008, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.  See Note 5 for further discussion of the Notes.

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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

		Accumulated
		Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2007	$(9,563)	$9,058	$(505)
Foreign currency translation
adjustments	-	(12,498)	(12,498)

Pension liability (net of tax)	(18,029)	-	(18,029)

Balance, December 31, 2008	$(27,592)	$(3,440)	$(31,032)

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2007	2008

Raw materials	$60,081	$55,022
Work in process	18,669	22,177
Finished goods	86,219	82,777
	$164,969	$159,976

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2007	2008

Land	$4,200	$4,273
Building and improvements	88,564	91,047
Machinery and equipment	109,368	117,339
Construction in progress	14,103	29,962
	216,235	242,621
Less: Accumulated depreciation	(92,556)	(98,884)
	$123,679	$143,737

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $3,269, $3,724 and $3,443 for the years ended December 31, 2006, 2007 and 2008, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2008 are as follows:

2009	$3,764
2010	3,569
2011	3,121
2012	2,612
2013	2,408
Thereafter	6,157

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2007	2008
Balance as of January 1,	$290,512	$289,508

Adjustments to goodwill resulting from tax
benefits recognized	(2,192)	-

Adjustments to goodwill resulting from business
acquisitions finalized	671	632

Foreign currency translation	517	105

Balance as of December 31,	$289,508	$290,245

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

 Goodwill associated with each of our principal operating units at December 31, is as follows:

	2007	2008
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,332	171,437

CONMED Patient Care	59,092	59,724
Balance as of December 31,	$289,508	$290,245

Other intangible assets consist of the following:

	December 31, 2007		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$118,124	$(28,000)	$127,594	$(32,187)

Patents and other intangible assets	39,812	(26,473)	40,714	(28,526)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$246,280	$(54,473)	$256,652	$(60,713)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 24 years.  Customer relationships are being amortized over a weighted average life of 35 years.  Patents and other intangible assets are being amortized over a weighted average life of 13 years.

Customer relationship assets were recognized principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 18 years.  The weighted average life for customer relationship assets in aggregate is 35 years.

Trademarks and tradenames were recognized principally in connection with the 1997 acquisition of Linvatec Corporation.  We continue to market products, release new product and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time.  Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible assets are not amortized.

Amortization expense related to intangible assets for the year ending December 31, 2008 and estimated amortization expense for each of the five succeeding years is as follows:

2008	6,240
2009	6,182
2010	5,992
2011	5,352
2012	5,266
2013	5,034

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2007	2008
Revolving line of credit	$-	$4,000

Term loan borrowings on senior credit facility	58,988	57,638

2.50% convertible senior subordinated notes	150,000	125,000

Mortgage notes	13,846	12,737

Total long-term debt	222,834	199,375

Less: Current portion	3,349	3,185

	$219,485	$196,190

During 2006, we entered into an amended and restated $235.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were $4.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2008.  Our available borrowings on the revolving credit facility at December 31, 2008 were $89.0 million with approximately $7.0 million of the facility set aside for outstanding letters of credit.  There were $57.6 million in borrowings outstanding on the term loan at December 31, 2008.  The proceeds of the term loan portion of the amended and restated senior credit agreement were used to repay borrowings outstanding on the term loan and revolving credit facility of $142.5 million under the previously existing senior credit agreement. In connection with the refinancing, we recorded a $0.7 million loss on early extinguishment of debt of which $0.2 million related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement and $0.5 million related to financing costs associated with the amended and restated senior credit agreement.

The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.96% at December 31, 2008) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.25% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

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

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $1.4 million and $11.3 million, respectively, at December 31, 2008.  These mortgage notes are secured by the CONMED Linvatec property and facilities.

We have outstanding $125.0 million in 2.50% convertible senior subordinated notes due 2024.  During the fourth quarter of 2008, we repurchased and retired $25.0 million of the Notes for $20.2 million and recorded a gain on the early extinguishment of debt of $4.4 million net of the write-off of $0.4 million in unamortized deferred financing costs.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2008, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

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

      The scheduled  maturities  of  long-term  debt outstanding at December 31, 2008 are as follows:

2009	$ 3,185
2010	2,174
2011	6,244
2012	54,557
2013	1,050
Thereafter	132,165

Note 6 — Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2007 and 2008 consists of the following:

	2006	2007	2008
Current tax expense:

Federal	$(2,582)	$2,634	$2,094
State	1,006	1,102	498
Foreign	1,846	2,851	3,126
	270	6,587	5,718
Deferred income tax expense	(12,164)	16,714	18,984
Provision for income taxes	$(11,894)	$23,301	$24,702

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2006, 2007 and 2008 follows:

	2006	2007	2008
Tax provision at statutory rate based
on income (loss) before income taxes	(35.00)%	35.00%	35.00%

Extraterritorial income exclusion	(5.39)	-	-

State income taxes	(3.24)	1.78	1.52

Stock-based compensation	3.49	0.56	0.39

Research & development credit	(3.87)	(1.23)	(1.29)

Settlement of taxing
authority examinations	(6.08)	(0.97)	-

Other nondeductible permanent differences	1.81	0.63	0.82

Other, net	(0.46)	0.21	(0.78)

	(48.74)%	35.98%	35.66%

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at December 31, 2007 and 2008 are as follows:

	2007	2008
Assets:

Inventory	$4,817	$4,376
Net operating losses	6,903	2,493
Deferred compensation	3,162	2,302
Accounts receivable	2,960	2,534
Employee benefits	2,200	1,582
Accrued pension	3,117	11,783
Research and development credit	2,200	3,004
Other	3,495	6,287
Valuation allowance	(4,209)	(2,069)

	24,645	32,292

Liabilities:

Goodwill and intangible assets	70,653	83,524
Depreciation	4,949	6,951
State taxes	360	1,250
Contingent interest	8,174	9,323

	84,136	101,048

Net liability	$(59,491)	$(68,756)

Income (loss) before income taxes consists of the following U.S. and foreign income (loss):

	2006	2007	2008

U.S. income (loss)	$(29,659)	$57,664	$58,868
Foreign income	5,258	7,093	10,395

Total income (loss)	$(24,401)	$64,757	$69,263

The net operating loss carryforwards of acquired subsidiaries begin to expire in 2009.  These net operating loss carryforwards are subject to pre-existing ownership change limitations under IRC section 382 as a result of the purchase of stock of these acquired subsidiaries.  The annual existing ownership change limitation on the acquired net operating losses is $3.4 million.  We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Upon adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) on January 1, 2009, changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141(R), generally will affect income tax expense.

During 2007, we reduced our valuation allowance for the portion of the net operating loss carryforward for which we determined utilization is more likely than not.  This amount totaled $2.2 million (see Note 4).

The gross amount of Federal net operating loss carryforwards available is $7.4 million.  This includes $3.4 million of net operating loss carryforwards from acquired subsidiaries as discussed above.  The remaining $4.0 million begins to expire in 2026.  Approximately $4.0 million of the gross Federal net operating loss is attributable to stock-based compensation windfall tax deductions.  In accordance with SFAS 123(R), the $1.4 million windfall tax benefit on the $1.4 million net operating loss carryforward has not been recorded as a deferred tax asset.  The $1.4 million tax benefit will be recorded in additional paid-in capital when realized.

The amount of Federal Research and Development credit carryforward available is $3.0 million.  These credits begin to expire in 2024.  The total amount of Federal Foreign Tax Credit carryforward available is $1.1 million.  These credits begin to expire in 2017.

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

We have not provided for federal income taxes on undistributed earnings of our foreign subsidiaries as it remains our intention to permanently reinvest such earnings (approximately $29.8 million at December 31, 2008.)  It is not practicable given the complexities of the foreign tax credit calculation to estimate the tax due upon any possible repatriation.

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

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2007	2008
Balance as of January 1,	$1,359	$1,866

Increases (decreases)for positions
taken in prior periods	(164)	212

Increases for positions taken in current
periods	1,410	1,117

Decreases in unrecorded tax positions related
to settlement with the taxing authorities	(739)	(154)

Decreases in unrecorded tax positions related
to lapse of statute of limitations	-	(172)

Balance as of December 31,	$1,866	$2,869

If the total unrecognized tax benefits of $2.9 million at December 31, 2008 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2008 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the Consolidated Statements of Operations.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months as a result of the anticipated completion of the 2007 and 2008 IRS examinations.  The range of change in unrecognized tax benefits is estimated between $1.1 million and $1.9 million.

Note 7 – Shareholders’ Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2007 and 2008, no preferred stock had been issued.

On February 15, 2005, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million could be purchased in any calendar year.  The Board subsequently amended this program on December 2, 2005 to authorize repurchases up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  Through December 31, 2006, we have repurchased a total of 2.2 million shares of common stock aggregating $53.2 million under this authorization.  No stock repurchases were made in 2007 or 2008.

We have reserved 4.8 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 418,000 shares remain available for grant at December 31, 2008.  The exercise price on all outstanding options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $3.7 million, $3.8 million and $4.2 million for the year ended December 31, 2006, 2007 and 2008, respectively.  This amount is included in selling and administrative expenses on the Consolidated Statements of Operations.  Tax related benefits of $0.4 million, $0.8 million and $1.1 million were also recognized for the years ended December 31, 2006, 2007 and 2008.  Cash received from the exercise of stock options was $1.7 million, $11.3 million and $6.9 million for the years ended December 31, 2006, 2007 and 2008, respectively and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the years ended December 31, 2006, 2007 and 2008 was $8.92, $11.88 and $9.35, respectively.  The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted in the years ended December 31, 2006, 2007 and 2008, respectively:  risk-free interest rate of 5.13%, 4.56% and

3.25%; volatility factor of the expected market price of the Company's common stock of 37.79%, 32.61% and 30.36%; a weighted-average expected life of the option and SAR of 5.7 years for all three years; and that no dividends would be paid on common stock.  The risk free interest rate is based on the option and SAR grant date for a traded zero-coupon U.S. Treasury bond with a maturity date closest to the expected life.  Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant.  The expected life represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the year ended December 31, 2008.  There were no SARs granted prior to 2006.:

	Number	Weighted-
	of	Average
	Shares	Exercise
	(in 000’s)	Price

Outstanding at December 31, 2007	2,689	$23.46

Granted	197	$26.60
Forfeited	(107)	$27.73
Exercised	(356)	$19.67

Outstanding at December 31, 2008	2,423	$24.10
Exercisable at December 31, 2008	1,814	$23.35

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2008 was 5.3 years and 4.4 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2008 was $5.2 million and $4.6 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the year ended December 31, 2006, 2007 and 2008 was $0.7 million, $6.7 million and $4.0 million, respectively.

The following table illustrates the RSU activity for the year ended December 31, 2008.  There were no RSU’s granted prior to 2006.

	Number	Weighted-
	of	Average
	Shares	Grant-Date
	(in 000’s)	Fair Value

Outstanding at December 31, 2007	265	$25.20

Granted	158	$26.94
Vested	(55)	24.84
Forfeited	(32)	25.95

Outstanding at December 31, 2008	336	$26.01

The weighted average fair value of awards of RSUs granted in the years ended December 31, 2006, 2007 and 2008 was $20.21, $29.13 and $26.94, respectively.

The total fair value of shares vested was $0.6 and $1.3 million for the years ended December 31, 2007 and 2008, respectively.

As of December 31, 2008, there was $12.4 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plan which is expected to be recognized over a weighted average period of 3.6 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2008, we issued approximately 20,000 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

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

The following is net sales information by product line and reportable segment:

	2006	2007	2008

Arthroscopy	$228,195	$264,637	$291,910
Powered Surgical Instruments	137,150	149,261	155,659
CONMED Linvatec	365,345	413,898	447,569
CONMED Electrosurgery	97,809	92,107	100,493
CONMED Endosurgery	52,783	58,829	64,459
CONMED Linvatec, Electrosurgery,
and Endosurgery	515,937	564,834	612,521

CONMED Patient Care	75,883	76,711	78,384
CONMED Endoscopic Technologies	54,992	52,743	51,278

Total	$646,812	$694,288	$742,183

Total assets, capital expenditures, depreciation and amortization information are not available by reportable segment.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes.  The Corporate line includes corporate related items not allocated to operating units:

	2006	2007	2008

CONMED Linvatec, Electrosurgery
and Endosurgery	$70,193	$87,569	$98,101
CONMED Patient Care	(759)	2,003	2,259
CONMED Endoscopic Technologies	(63,399)	(6,250)	(7,411)
Corporate	(10,638)	(2,331)	(17,690)

Income (loss) from operations	(4,603)	80,991	75,259

Gain (loss) on early
extinguishment of debt	(678)	-	4,376

Interest expense	19,120	16,234	10,372

Income (loss) before income taxes	$(24,401)	$64,757	$69,263

Net sales information for geographic areas consists of the following:

	2006	2007	2008

United States	$396,953	$404,434	$411,773
Canada	43,104	55,313	52,792
United Kingdom	32,542	45,335	44,123
Japan	25,451	26,274	28,026
Australia	27,249	30,199	30,270
All other countries	121,513	132,733	175,199

Total	$646,812	$694,288	$742,183

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2007 and 2008.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2006, 2007 and 2008.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our employees.

Total employer contributions to the 401(k) plan were $2.3 million, $2.5 million and $2.7 million during the years ended December 31, 2006, 2007 and 2008, respectively.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2007	2008

Accumulated Benefit Obligation	$47,991	$61,514

Change in benefit obligation
Projected benefit obligation at beginning of year	$54,541	$56,592
Service cost	5,863	5,835
Interest cost	3,216	3,977
Actuarial loss (gain)	(3,834)	14,837
Benefits paid	(3,194)	(4,631)

Projected benefit obligation at end of year	$56,592	$76,610

Change in plan assets
Fair value of plan assets at beginning of year	$36,894	$48,532
Actual gain/(losses) on plan assets	2,832	(10,520)
Employer contribution	12,000	12,000
Benefits paid	(3,194)	(4,631)
Fair value of plan assets at end of year	$48,532	$45,381

Funded status	$(8,059)	$(31,229)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2007	2008

Accrued long-term pension liability	$8,059	$31,229
Accumulated other comprehensive income (loss)	(15,167)	(43,762)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2007	2008

Discount rate	6.48%	5.97%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.50%

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

Accumulated other comprehensive income (loss) for the years ended December 31, 2007 and 2008 consists of the following items not yet recognized in net periodic pension cost (before income taxes):
	2007	2008
Net actuarial loss	$(19,969)	$(48,216)
Transition liability	(32)	(28)
Prior service cost	4,834	4,482
Accumulated other comprehensive income (loss)	$(15,167)	$(43,762)

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2008 are as follows:

Current year actuarial loss	$(29,567)
Amortization of actuarial loss	1,320
Amortization of prior service costs (credits)	(352)
Amortization of transition liability	4
Total recognized in other comprehensive income (loss)	$(28,595)

The total amounts reclassified from accumulated other comprehensive income (loss) and recognized in 2008 as a component of net periodic pension cost included  net actuarial losses of $1,320, transition obligation of $4 and prior service cost (credit) of $(351).

Net periodic pension cost for the years ended December 31, consists of the following:

	2006	2007	2008

Service cost — benefits earned during
the period	$5,444	$5,863	$5,835
Interest cost on projected benefit obligation	2,905	3,216	3,977
Return on plan assets	(2,694)	(3,226)	(4,210)
Transition amount	4	4	4
Prior service cost	(351)	(351)	(351)
Amortization of loss	1,569	1,382	1,320
Net periodic pension cost	$6,877	$6,888	$6,575

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2006	2007	2008

Discount rate	5.55%	5.90%	6.48%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.50%

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension		Target
	Plan Assets		Allocation
	2007	2008	2009

Equity securities	64%	47%	75%
Debt securities	36	53	25
Total	100%	100%	100%

As of December 31, 2008, the Plan held 27,562 shares of our common stock, which had a fair value of $0.7 million. We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

We are required to contribute approximately $8.1 million to our pension plan for the 2009 Plan year.

The estimated portion of net actuarial loss, net prior service cost, and transition obligation in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic pension cost in 2009 is $2,644, ($351) and $4, respectively.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years.  The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2008 and reflect the impact of expected future employee service.

2009	$2,640
2010	2,632
2011	2,798
2012	2,934
2013	3,453
2014-2018	24,054

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

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that are material to our financial statements or condition, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis.  There can be no assurance that claims will not exceed insurance coverage or that such insurance will be available to us in the future at a reasonable cost.

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

Note 11 — Other expense (income)

Other expense (income) for the year ended December 31, consists of the following:

	2006	2007	2008

Acquisition-transition related costs	2,592	-	-
Termination of product offering	1,448	148	-
Loss on settlement of a patent dispute	595	-	-
Facility closure costs	578	1,822	-
Gain on litigation settlement	-	(6,072)	-
Product liability settlement	-	1,295	-
New plant/facility consolidation costs	-	-	1,577

Other expense (income)	$5,213	$(2,807)	$1,577

On September 30, 2004, we completed the Endoscopic Technologies acquisition.  As part of the acquisition, manufacturing of the acquired products was conducted in various C.R. Bard facilities under a transition agreement.  The transition of the manufacturing of these products from C.R. Bard facilities to CONMED facilities was completed during 2006.  During the year ended December 31, 2006, we incurred $2.6 million of transition-integration related charges associated with the Endoscopic Technologies acquisition which have been recorded in other expense (income).

During 2004, we elected to terminate our surgical lights product line.  We instituted a customer replacement program whereby all currently installed surgical lights were replaced by CONMED.  We recorded charges totaling $5.5 million related to the surgical lights customer replacement program (including $1.4 million and $0.1 million in the years ended December 31, 2006 and 2007, respectively) in other expense (income).  The surgical lights customer replacement program was completed during the second quarter of 2007.

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

Two of the Company’s subsidiaries settled a product liability claim asserted against it and several of the Company’s subsidiaries in a case captioned Wehner v. Linvatec Corp., et al.  Total settlement and defense related costs amounted to $1.3 million which were recorded in other expense (income) during 2007.

During the year ended December 31, 2008, we incurred $4.1 million in restructuring costs.  Approximately $2.5 million of the total $4.1 million in restructuring costs have been charged to cost of goods sold and represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico.  The remaining $1.6 million in restructuring costs have been recorded in other expense and include charges directly related to the consolidation of our distribution centers, including severance charges.  See Note 16 for further discussion.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2006	2007	2008

Balance as of January 1,	$3,416	$3,617	$3,306

Provision for warranties	5,774	3,078	3,581
Claims made	(5,573)	(3,389)	(3,546)

Balance as of December 31,	$3,617	$3,306	$3,341

Note 13 – Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model.

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

Liabilities carried at fair value and measured on a recurring basis as of December 31, 2008 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes.  We do not apply derivative accounting to our forward exchange contracts, and they are marked to market each reporting period.  The value of these liabilities was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

Note 14 - New Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is required to apply the guidance retrospectively to all past periods presented. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is applicable to our 2.50% convertible senior subordinated notes.  We believe this pronouncement will increase our interest expense by $4.4 million in 2009.

In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. FSP No. 132(R)-1 is effective for our year ending December 31, 2009.

Note 15 – Business acquisition

On January 9, 2008, we purchased our Italian distributor’s business for approximately $21.8 million in cash (the “Italy acquisition”).  Under the terms of the acquisition agreement, we agreed to pay additional consideration in 2009 based upon the 2008 results of the acquired business.  We have accrued approximately $0.6 million at December 31, 2008 for this additional payment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Italy acquisition.

Cash	$953
Inventory	3,444
Accounts receivable	19,701
Other assets	846
Customer relationships	9,479

Total assets acquired	34,423

Income taxes payable	(2,443)
Other current liabilities	(9,658)

Total liabilities assumed	(12,101)

Net assets acquired	$22,322

The unaudited pro forma statement of operations for the year ended December 31, 2007, assuming the Italy acquisition occurred as of January 1, 2007 is presented below.  This pro forma statement of operations has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Italy acquisition occurred on the dates indicated, or which may result in the future.

2007

Net sales	$710,685
Net income	43,981
Net income per share:
Basic	$1.55
Diluted	$1.52

Note 16 – Restructuring

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

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.2 million and $2.1 million, respectively, as of December 31, 2008).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

During the year ended December 31, 2008, we incurred $4.1 million in costs associated with the restructuring.  Approximately $2.5 million of the total $4.1 million in restructuring costs have been charged to cost of goods sold and represent startup activities associated with the new manufacturing facility in Chihuahua, Mexico.  The remaining $1.6 million in restructuring costs have been recorded in other expense and include charges directly related to the consolidation of our distribution centers, including severance charges.  As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  However, based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", no accrual for such costs has been made at this time.

We estimate the total costs of the restructuring plan will approximate $9.4 million during 2009, including $2.1 million related to employee termination costs, $3.7 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $1.4 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $2.2 million in other restructuring related activities. We estimate approximately $2.0 million of the total anticipated $9.4 million in restructuring costs will be reported in other expense with the remaining $7.4 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

Note 17 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2007 and 2008 are as follows:

	Three Months Ended
	March	June	September	December
2007
Net sales	$171,014	$169,258	$164,448	$189,568
Gross profit	85,225	85,860	82,358	95,682
Net income	11,922	9,345	8,355	11,834
EPS:
Basic	$.43	$.33	$.29	$.41
Diluted	.42	.32	.29	.41

	Three Months Ended
	March	June	September	December
2008
Net sales	$190,773	$192,755	$179,409	$179,246
Gross profit	97,764	100,890	94,688	89,039
Net income	11,010	12,455	10,519	10,577
EPS:
Basic	$.38	$.43	$.36	$.38
Diluted	.38	.43	.36	.35

Unusual Items Included In Selected Quarterly Financial Data:

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

2008

First quarter

During the first quarter of 2008, we recorded a charge of $1.0 million to cost of goods sold related to the fair value adjustment from the purchase of our Italian distributor’s business.

Second Quarter

There were no unusual items in the second quarter of 2008.

Third Quarter

During the third quarter of 2008, we recorded a charge of $0.7 million related to the restructuring of certain of our operations – see Note 11.

Fourth Quarter

During the fourth quarter of 2008, we recorded a gain of $4.4 million on the early extinguishment of debt – see Note 5.

   During the fourth quarter of 2008, we recorded a charge of $4.1 million related to the restructuring of certain of our operations.  $2.5 million of this charge is recorded in cost of goods sold and the other $1.6 million is recorded as other expense – see Note 11 and Note 16.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at	Charged to	Charged to		Column E
Column A	Beginning of	Costs and	Other	Column D	Balance at End
Description	Period	Expense	Accounts	Deductions	of Period

2008

Allowance for bad debts	$787	$453	$285	$(155)	$1,370
Sales returns and
allowance	3,030	-	-	(56)	2,974
Deferred tax asset
valuation allowance	4,209	-	-	$(2,140)	2,069

2007

Allowance for bad debts	$1,210	$346	$-	$(769)	$787
Sales returns and
allowance	2,964	446	-	(380)	3,030
Deferred tax asset
valuation allowance	6,892	805	-	$(3,488)	4,209

2006

Allowance for bad debts	$1,522	$640	$(350)	$(602)	$1,210
Sales returns and
allowance	1,339	852	773	-	2,964
Deferred tax asset
valuation allowance	6,160	772	-	$(40)	6,892