Form 10-Q
period 2009-03-31
CONMED CORP
filed 2009-05-04
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
March 31, 2009

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 27, 2009 is 29,040,283 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,

	As Adjusted
	(Note 15)
	2008	2009

Net sales	$190,773	$164,062

Cost of sales	93,009	87,710

Gross profit	97,764	76,352

Selling and administrative expense	68,646	61,853

Research and development expense	8,078	8,489

Other expense (income)	-	(1,336)

	76,724	69,006

Income from operations	21,040	7,346

Gain on early extinguishment of debt	-	1,083

Amortization of debt discount	1,202	1,045

Interest expense	3,174	1,488

Income before income taxes	16,664	5,896

Provision for income taxes	6,412	1,411

Net income	$10,252	$4,485

Per share data:

Net income
Basic	$.36	$.15
Diluted	.35	.15

Weighted average common shares
Basic	28,625	29,030
Diluted	29,006	29,061

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	As Adjusted
	(Note 15)
	December 31,	March 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,811	$12,178
Accounts receivable, net	96,515	90,529
Inventories	159,976	159,837
Income taxes receivable	-	501
Deferred income taxes	14,742	14,375
Prepaid expenses and other current assets	11,218	11,120
Total current assets	294,262	288,540
Property, plant and equipment, net	143,737	147,297
Goodwill	290,245	290,473
Other intangible assets, net	195,939	194,575
Other assets	7,478	6,925
Total assets	$931,661	$927,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,185	$3,185
Accounts payable	35,887	28,457
Accrued compensation and benefits	20,129	19,964
Income taxes payable	1,279	-
Other current liabilities	14,434	13,437
Total current liabilities	74,914	65,043

Long-term debt	182,739	186,787
Deferred income taxes	88,468	97,871
Other long-term liabilities	45,325	23,479
Total liabilities	391,446	373,180

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2008 and 2009, respectively	313	313
Paid-in capital	313,830	314,679
Retained earnings	314,373	318,825
Accumulated other comprehensive loss	(31,032)	(22,079)
Less: 2,274,822 and 2,268,158 shares of common stock
in treasury, at cost in 2008 and 2009, respectively	(57,269)	(57,108)
Total shareholders’ equity	540,215	554,630
Total liabilities and shareholders’ equity	$931,661	$927,810

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	As Adjusted
	(Note 15)
	2008	2009

Cash flows from operating activities:
Net income	$10,252	$4,485
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	3,305	4,011
Amortization of debt discount	1,202	1,045
Amortization, all other	4,524	4,395
Stock-based compensation	942	974
Deferred income taxes	5,335	2,535
Gain on early extinguishment of debt	-	(1,083)
Pension gain, net	-	(1,882)
Sale of accounts receivable to (collections for)
purchaser	3,000	(2,000)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(3,482)	5,472
Inventories	1,326	(3,391)
Accounts payable	164	(4,643)
Income taxes receivable (payable)	1,841	(2,141)
Accrued compensation and benefits	(1,573)	41
Other assets	(1,719)	(133)
Other liabilities	(4,363)	(969)
Net cash provided by operating activities	20,754	6,716

Cash flows from investing activities:
Payments related to business acquisitions	(14,758)	(112)
Purchases of property, plant and equipment	(5,975)	(7,441)
Net cash used in investing activities	(20,733)	(7,553)

Cash flows from financing activities:
Net proceeds from common stock issued under
employee plans	221	110
Proceeds of senior credit agreement	-	12,000
Payments on long term debt	(125)	(7,913)
Net change in cash overdrafts	-	(3,164)
Net cash provided by financing activities	96	1,033

Effect of exchange rate changes
on cash and cash equivalents	1,596	171

Net increase in cash and cash equivalents	1,713	367

Cash and cash equivalents at beginning of period	11,695	11,811

Cash and cash equivalents at end of period	$13,408	$12,178

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2008 included in our Annual Report on Form 10-K.  Effective January 1, 2009, we adopted FSP APB 14-1 which requires retroactive presentation.  See Note 15 for disclosure of the effect on prior period results.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended
	March 31,
	2008	2009

Net income	$10,252	$4,485

Other comprehensive income:
Pension liability	90	12,349
Foreign currency
translation adjustment	1,985	(3,396)

Comprehensive income	$12,327	$13,438

Accumulated other comprehensive income (loss) consists of the following:

			Accumulated
		Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2008	$(27,592)	$(3,440)	$(31,032)

Pension liability	12,349	-	12,349

Foreign currency translation
adjustments	-	(3,396)	(3,396)

Balance, March 31, 2009	$(15,243)	$(6,836)	$(22,079)

Note 4 – Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $97.2 million and $90.9 million at December 31, 2008 and March 31, 2009, respectively, based on their quoted market price.  We repurchased and retired $9.9 million of the Notes during the three months ended March 31, 2009 for $7.8 million and recorded a net gain of $1.1 million on the early extinguishment of debt as further described in Note 15.

Note 5 - Inventories

      Inventories consist of the following:

	December 31,	March 31,
	2008	2009

Raw materials	$55,022	$51,410

Work-in-process	22,177	22,830

Finished goods	82,777	85,597

Total	$159,976	$159,837

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2009.

	Three months ended
	March 31,
	2008	2009
Net income	$10,252	$4,485

Basic – weighted average shares outstanding	28,625	29,030

Effect of dilutive potential securities	381	31

Diluted – weighted average shares outstanding	29,006	29,061

Basic EPS	$.36	$.15
Diluted EPS	.35	.15

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Such shares aggregated approximately 1.0 million and 2.5 million for the three months ended March 31, 2008 and 2009, respectively.  Upon conversion of the Notes, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's  conversion value in excess of such principal  amount.  As of March 31, 2009, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

Balance as of January 1, 2009	$290,245

Adjustments to goodwill resulting from
business acquisitions finalized	76

Foreign currency translation	152

Balance as of March 31, 2009	$290,473

Goodwill associated with each of our principal operating units is as follows:

	December 31,	March 31,
	2008	2009

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,437	171,589

CONMED Patient Care	59,724	59,800

Balance	$290,245	$290,473

 Other intangible assets consist of the following:

	December 31, 2008		March 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$127,594	$(32,187)	$127,594	$(33,260)

Patents and other intangible assets	40,714	(28,526)	40,903	(29,006)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$256,652	$(60,713)	$256,841	$(62,266)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 24 years.  Customer relationships are being amortized over a weighted average life of 32 years.  Patents and other intangible assets are being amortized over a weighted average life of 13 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,548 and $1,553 in the three months ended March 31, 2008 and 2009, respectively.  These amounts have been included in selling and administrative expense on the Consolidated Condensed Statements of Income.

The estimated amortization expense for the year ending December 31, 2009, including the quarterly period ended March 31, 2009, and for each of the five succeeding years, is as follows:

2009	6,155
2010	6,066
2011	5,878
2012	5,818
2013	5,340
2014	4,934

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, 2009 are as follows:

Balance as of January 1, 2009	$3,341

Provision for warranties	850

Claims made	(888)

Balance as of March 31, 2009	$3,303

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended
	March 31,
	2008	2009

Service cost	$1,536	$1,747

Interest cost on projected
benefit obligation	843	1,139

Expected return on plan assets	(845)	(999)

Net amortization and deferral	142	599

Curtailment gain	-	(4,368)

Net periodic pension cost (gain)	$1,676	$(1,882)

During the first quarter of 2009, the Company announced the freezing of benefit accruals under the defined benefit pension plan for United States employees (“the Plan”) effective May 14, 2009.  As a result, the Company recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.

We are required and expect to make $6.1 million in contributions to our pension plan in 2009.  We did not make any contributions in the quarter ended March 31, 2009.

Note 10 — Other expense (income)

Other expense (income) consists of the following:

	Three months ended
	March 31,
	2008	2009

New plant/facility consolidation costs	$-	$546

Net pension gain	-	(1,882)

Other income	$-	$(1,336)

During the first quarter of 2009 we incurred $3.5 million in restructuring costs of which $0.5 million have been recorded in other expense and include charges related to the consolidation of our distribution centers.  The remaining $3.0 million in restructuring costs have been charged to cost of goods sold and represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico and the closure of two Utica, New York area manufacturing facilities (see Note 14).

During the first quarter of 2009, we elected to freeze benefit accruals under the defined benefit pension plan for United States employees, effective May 14, 2009.  As a result, we recorded a net pension gain of $1.9 million associated with the elimination of future benefit accruals under the pension plan (see Note 9).

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

The following is net sales information by product line and reportable segment:

	Three months ended
	March 31,
	2008	2009

Arthroscopy	$75,807	$63,832
Powered Surgical Instruments	40,173	32,823
CONMED Linvatec	115,980	96,655
CONMED Electrosurgery	26,784	22,380
CONMED Endosurgery	15,201	14,526
CONMED Endosurgery, Electrosurgery
and Linvatec	157,965	133,561
CONMED Patient Care	20,311	18,465
CONMED Endoscopic Technologies	12,497	12,036
Total	$190,773	$164,062

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes:

	Three months ended
	March 31,
	2008	2009

CONMED Linvatec, Electrosurgery
and Endosurgery	$27,497	$12,511
CONMED Patient Care	554	(440)
CONMED Endoscopic Technologies	(2,479)	(1,842)
Corporate	(4,532)	(2,883)
Income from operations	21,040	7,346

Gain on early extinguishment of debt	-	1,083
Notes discount amortization	1,202	1,045
Interest expense	3,174	1,488
Income before income taxes	$16,664	$5,896

Note 12 – Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoenae may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligation of a third party we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that are material to our financial statements or condition, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis.  There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

Note 13 – New accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities.  SFAS 161 became effective for fiscal years and interim periods beginning after November 15, 2008.  The SFAS was not material to our quarterly disclosures.

In December 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. FSP No. 132(R)-1 is effective for our year ending December 31, 2009.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends FASB Statement No 141(R), “Business Combinations” allowing companies to continue to account for contingent assets and liabilities acquired in a business combination (acquired contingencies) based on the existing requirements of FASB Statement No. 141, “Business Combinations”. Companies will be required to recognize acquired contingencies at their fair values only if that value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with FASB Statement No. 5, Accounting for Contingencies (FAS 5). This does not have a material impact on our consolidated financial statements.

Note 14 – Restructuring

During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing presently done by a contract manufacturing facility in Juarez, Mexico is being transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities are being centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities began in the third quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.2 million and $1.7 million, respectively, as of March 31, 2009).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

As of March 31, 2009, we have incurred $7.5 million (including $3.5 million in the first quarter of 2009) in costs associated with the restructuring.  Approximately $5.4 million (including $2.9 million in the first quarter of 2009) of the total $7.5 million in restructuring costs have been charged to cost of goods sold.  The $5.4 million charged to cost of goods sold includes $2.9 million in under utilization of production facilities (including $1.7 million in the first quarter of 2009), $0.7 million in accelerated depreciation (including $0.3 million in the first quarter of 2009), $0.4 million in severance related charges (including $0.3 million in the first quarter of 2009), and $1.4 million in other charges (including $0.6 million in the first quarter of 2009).

The remaining $2.1 million (including $0.5 million in the first quarter of 2009) in restructuring costs have been recorded in other expense (income) and include charges related to the consolidation of our distribution centers.  As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", we have accrued $0.2 million in employee termination costs associated with the restructuring as of March 31, 2009.

We estimate the total costs of the restructuring plan will approximate $9.4 million during 2009, including $2.1 million related to employee termination costs, $3.7 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $1.4 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $2.2 million in other restructuring related activities. We estimate approximately $2.0 million of the total anticipated $9.4 million in restructuring costs will be reported in other expense (income) with the remaining $7.4 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

Note 15 – Convertible senior subordinated notes

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is required to apply the guidance retrospectively to all past periods presented.  We adopted this guidance on January 1, 2009.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of March 31, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

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

 Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the three months ended March 31, 2008 and 2009, we have recorded interest expense related to the amortization of debt discount on the Notes of $1.2 million and $1.0 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes is being amortized through November 2011. For the three months ended March 31, 2008 and 2009, we have also recorded interest expense on the Notes of $0.9 million and $0.7 million, respectively, at the contractual coupon rate of 2.50%.

The following table illustrates the effects of adopting FSP APB 14-1 on each Consolidated Condensed Balance Sheet line item as of December 31, 2008:

	As Originally	As	Effect
	Reported	Adjusted	of Change

Long-term debt	$196,190	$182,739	$(13,451)

Deferred income taxes	83,498	88,468	4,970

Total liabilities	399,927	391,446	(8,481)

Paid-in capital	292,251	313,830	21,579

Retained earnings	327,471	314,373	(13,098)

Total shareholders’ equity	531,734	540,215	8,481

The following table illustrates the effects of adopting FSP APB 14-1 on each Consolidated Condensed Statement of Income and Consolidated Condensed Statement of Cash Flows line item for the three months ended March 31, 2008:

	As Originally	As	Effect
	Reported	Adjusted	of Change

Consolidated condensed statement of income:

Notes discount amortization	$-	$1,202	$1,202

Income before income taxes	17,866	16,664	(1,202)

Provision for income taxes	6,856	6,412	(444)

Net income	11,010	10,252	(758)

EPS:

Basic	$.38	.36	$(.02)
Diluted	.38	.35	(.03)

Consolidated condensed statement of cash flow:

Net Income	11,010	10,252	(758)

Notes discount amortization	-	1,202	1,202

Deferred taxes	5,779	5,335	(444)

Amounts recognized in the consolidated condensed balance sheets consist of the following:

	December 31,	March 31,
	2008	2009

Principal value of the Notes	$125,000	$115,093

Unamortized discount	(13,451)	(11,390)

Carrying value of the Notes	$111,549	$103,703

Equity component	$21,579	$21,491

During the three months ended March 31, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-off of $0.1 million in unamortized deferred financing costs and write-off of $1.0 million in unamortized debt discount.

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

Forward-looking statements are not guarantees of future performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2008 and the following, among others:

•	general economic and business conditions;

•	changes in foreign exchange and interest rates;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation; and

•	changes in regulatory requirements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2008 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended
	March 31,
	2008	2009
Arthroscopy	39.7%	38.9%
Powered Surgical Instruments	21.1	20.0
Electrosurgery	14.0	13.6
Patient Care	10.6	11.3
Endosurgery	8.0	8.9
Endoscopic Technologies	6.6	7.3
Consolidated Net Sales	100%	100%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three months ended March 31, 2009, sales to purchasers outside of the United States accounted for 44.4% of total net sales.

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

Continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  In February 2009, we unveiled several new products at the American Academy of Orthopaedic Surgeons Annual Meeting which we believe will further enhance our arthroscopy and powered surgical instrument product offerings.  Our reputation as an innovator is exemplified by these product introductions, which include the following: the Zen™ Wireless Footswitch and Adaptor, incorporating the power of Zigbee® communications technology to provide three pedal control of CONMED Linvatec control consoles and hand pieces; the Paladin™ suture anchor, the latest addition to our arsenal for rotator cuff repair;  the ReAct™ Arthroscopic Shaver Blades which have the ability to reciprocate while rotating;  MPower® 2, the latest in our next generation of battery power systems for large bone and small bone orthopedic surgery; and the VP1600 Digital Documentation System, a 1080p digital still capture unit which enables users to save and print the highest quality medical images.

Business Challenges

Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we believe 2009 will continue to present significant business challenges.  We expect 2009 total revenues to decrease 7% to 8% from 2008 levels, reflecting lower sales volumes, especially of our capital products, and a significant unfavorable impact from foreign currency translation due to strengthening of the United States dollar as compared with currencies such as the Euro.  We will continue to monitor and manage the impact of the deteriorating economic environment on the Company.

We are in the process of executing our operational restructuring plan which began in the third quarter of 2008.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing presently done by a contract manufacturing facility in Juarez, Mexico is being transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities are being centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe the successful execution of our restructuring plan will lower our costs by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  We expect the transition of manufacturing operations and consolidation of distribution activities to be largely completed by the fourth quarter of 2009. However, we cannot be certain such activities will be completed in the estimated time period or that planned cost savings will be achieved.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2008 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2009.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.3 million at March 31, 2009 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.5 million and other intangible assets of $194.6 million as of March 31, 2009.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We last completed our goodwill impairment testing as of October 1, 2008 and determined that no impairment existed at that date.  Our CONMED Patient Care operating segment has the least excess of fair value over invested capital of our reporting units, although a 10% decrease in the estimated fair value of any of our reporting units at the date of our 2008 assessment would not have resulted in a goodwill impairment charge.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing before the fourth quarter 2009.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 17 years.  The weighted average life for customer relationship assets in aggregate is 32 years.

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

Pension Plan

We sponsor a defined benefit pension plan (“the plan”) covering substantially all our United States-based employees.  Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality.  Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date.  A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

During the first quarter of 2009, we elected to freeze benefit accruals under the plan effective May 14, 2009.  As a result, we recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.  See Note 9 to the Consolidated Condensed Financial Statements.

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  This discount rate, which is used in determining pension expense, increased from 5.90% in 2008 to 6.48% in the first quarter of 2009.  The discount rate used for purposes of remeasuring plan liabilities and costs as of the date of the plan freeze was 7.30%.

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

We have estimated our rate of increase in employee compensation levels at 3.5% consistent with our internal budgeting.

For the three months ending March 31, 2009 we recorded a net pension gain of $1.9 million (including a $4.4 million curtailment gain and pension expense of $2.5 million).  Pension expense for the full year 2009 is estimated at a gain of $0.9 million (including a $4.4 million curtailment gain and pension expense of $3.5 million) compared to a $6.9 million charge in 2008.  The reduction in estimated pension expense in 2009 as compared with 2008 is due to the freeze in benefit accruals.

We have recorded additional expense of approximately $1.0 million in the first quarter of 2009 related to an additional employer 401(k) contribution which is intended to offset some of the impact on employees of the freeze in pension benefit accruals.  We expect the full year 2009 cost of the additional employer 401(k) contribution to approximate $4.0 million.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $32.3 million at March 31, 2009.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  The Internal Revenue Service (“IRS”) has completed examinations of our United States federal income tax returns through 2007.  Tax years subsequent to 2007 are subject to future examination.

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Effective January 1, 2009, the Company adopted of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), whereby changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141R, generally will affect income tax expense. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards.  Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.

Results of operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2008	2009

Net sales	100.0%	100.0%
Cost of sales	48.8	53.5
Gross profit	51.2	46.5
Selling and administrative expense	36.0	37.7
Research and development expense	4.2	5.2
Other expense (income)	-	(0.8)
Income from operations	11.0	4.4
Gain on early extinguishment of debt	-	0.7
Amortization of debt discount	0.6	0.6
Interest expense	1.6	0.9
Income before income taxes	8.8	3.6
Provision for income taxes	3.4	0.9
Net income	5.4%	2.7%

Sales for the quarterly period ended March 31, 2009 were $164.1 million, a decrease of $26.7 million (-14.0%) compared to sales of $190.8 million in the comparable 2008 period with decreases across all product lines.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $13.0 million of the decrease.  In local currency, sales decreased 7.2%.  Sales of capital equipment decreased $15.1 million (-28.5%) from $52.9 million in the first quarter of 2008 to $37.8 million in the first quarter of 2009; sales of disposable products decreased $11.6 million (-8.4%) from $137.9 million in the first quarter of 2008 to $126.3 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment decreased 21.7% while disposable products decreased 1.6%.

Cost of sales decreased to $87.7 million in the quarterly period ended March 31, 2009 as compared to $93.0 million in the same period a year ago on overall decreases in sales volumes as described above.  Gross profit margins decreased 4.7 percentage points to 46.5% in the quarterly period ended March 31, 2009 as compared to 51.2% in the same period a year ago.  The decrease in gross profit margins of 4.7 percentage points is primarily a result of the effects of unfavorable foreign currency exchange rates on sales (3.9 percentage points) and restructuring of the Company’s operations as more fully described in Note 14 (2.2 percentage points) offset by improved product mix (1.4 percentage points).

Selling and administrative expense decreased to $61.9 million in the quarterly period ended March 31, 2009 as compared to $68.6 million in the same period a year ago.  Selling and administrative expense as a percentage of net sales increased to 37.7% in the quarterly period ended March 31, 2009 as compared to 36.0% in the same period a year ago as a result of lower sales.  This increase of 1.7 percentage points is primarily attributable to higher sales force (1.4 percentage points) and other administrative expenses (0.3 percentage points).

Research and development expense totaled $8.5 million in the quarterly period ended March 31, 2009 as compared to $8.1 million in the same period a year ago.  As a percentage of net sales, research and development expense increased 1.0 percentage points to 5.2% in the quarterly period ended March 31, 2009 as compared to 4.2% in the same period a year ago.  The increase in research and development expense of 1.0 percentage point is mainly driven by increased spending on our CONMED Linvatec orthopedic products (0.8 percentage points) coupled with increases in other research and development spending (0.2 percentage points).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the quarterly period ended March 31, 2009 consisted of a $0.5 million charge related to the restructuring of certain of the Company’s operations and $1.9 million in income related to the net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.

During the first quarter of 2009, we repurchased and retired $9.9 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-off of $0.1 million in unamortized deferred financing costs and write-off of the $1.0 million in unamortized Notes discount.  See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 15 to the Consolidated Condensed Financial Statements.

Amortization of debt discount in the quarterly period ended March 31, 2009 was $1.0 million compared to $1.2 million in the same period a year ago. This amortization is associated with the implementation of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) as of January 1, 2009 as further described in Note 15 to the Consolidated Condensed Financial Statements.

Interest expense in the quarterly period ended March 31, 2009 was $1.5 million as compared to $3.2 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the quarterly period ended March 31, 2009 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 2.41% in the quarterly period ended March 31, 2009 as compared to 4.44% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 23.9% for the quarterly period ended March 31, 2009 compared to the 38.5% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended March 31, 2009 is lower than that recorded in the same period a year ago as a result of settlement of our 2007 IRS examination, and the resulting adjustment to our reserves of $1.1 million, reducing income tax expense.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2008, Note 6 to the Consolidated Financial Statements.

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

           The following tables summarize the Company’s results of operations by segment for the quarterly period ended March 31, 2008 and 2009:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2008	2009

Net sales	$157,965	$133,561

Income from operations	27,497	12,511

Operating margin	17.4%	9.4%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales decreased $11.9 million (-15.7%) in the quarterly period ended March 31, 2009 to $63.9 million from $75.8 million in the comparable 2008 period as a result of decreased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery, and our integrated operating room systems and equipment. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $6.1 million of the decrease.  Sales of capital equipment decreased $7.5 million (-29.8%) from $25.2 million in the first quarter of 2008 to $17.7 million in the first quarter of 2009;  sales of disposable products decreased $4.4 million (-8.7%) from $50.6 million in the first quarter of 2008 to $46.2 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment decreased 23.9% while disposable products increased 0.2%.

•
Powered surgical instrument sales decreased $7.4 million (-18.4%) in the quarterly period ended March 31, 2009 to $32.8 million from $40.2 million in the comparable 2008 period, as a result of decreased sales of our small bone and large bone powered instrument handpieces.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $3.9 million of the decrease.  Sales of capital equipment decreased $5.0 million (-25.4%) from $19.7 million in the first quarter of 2008 to $14.7 million in the first quarter of 2009;  sales of disposable products decreased $2.4 million (-11.7%) from $20.5 million in the first quarter of 2008 to $18.1 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment decreased 17.2% while disposable products decreased 0.2%.

•
Electrosurgery sales decreased $4.3 million (-16.1%) in the quarterly period ended March 31, 2009 to $22.4 million from $26.7 million in the comparable 2008 period, as a result of decreased sales of electrosurgical generators, ABC® handpieces, electrodes and pencils. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.0 million of the decrease.  Sales of capital equipment decreased $2.6 million (-32.5%) from $8.0 million in the first quarter of 2008 to $5.4 million in the first quarter of 2009;  sales of disposable products decreased $1.7 million (-9.1%) from $18.7 million in the first quarter of 2008 to $17.0 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment decreased 26.1% while disposable products decreased 6.6%.

•
Endosurgery sales decreased $0.7 million (-4.4%) in the quarterly period ended March 31, 2009 to $14.5 million from $15.2 million in the comparable 2008 period as a result of decreased sales of disposable handheld instruments, suction irrigation products and trocars.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.9 million of the decrease.  On local currency basis, sales increased 1.5%.

•
Operating margins as a percentage of net sales decreased 8.0 percentage points to 9.4% in 2009 compared to 17.4% in 2008 principally as a result of lower gross margins (3.6 percentage points) due to unfavorable foreign currency exchange rates and higher research and development spending (1.1 percentage points) due to increased emphasis on our CONMED Linvatec orthopedic products.  In addition, we experienced higher sales force and other administrative expenses (3.3 percentage points) as a percent of sales as lower sales resulted in expenses being a higher percentage of sales.

CONMED Patient Care

	2008	2009

Net sales	$20,311	$18,465

Income (loss) from operations	554	(440)

Operating margin	2.7%	(2.4%)

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales decreased $1.9 million (-9.3%) in the quarterly period ended March 31, 2009 to $18.5 million from $20.4 million in the comparable 2008 period as a result of decreased sales of disposable suction instruments and ECG electrodes. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.3 million of the decrease.  On a local currency basis, sales decreased 7.7%.

•
Operating margins as a percentage of net sales decreased 5.1 percentage points to -2.4% in 2009 compared to 2.7% in 2008.  The decrease in operating margins of 5.1 percentage points was driven by higher sales force related spending (2.0 percentage points), higher research and development spending (1.4 percentage points) and other administrative expenses (1.7 percentage points).

CONMED Endoscopic Technologies

	2008	2009

Net sales	$12,497	$12,036

Income (loss) from operations	(2,479)	(1,842)

Operating margin	(19.8%)	(15.3%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales of disposable products decreased $0.5 million (-4.0%) in the quarterly period ended March 31, 2009 to $12.0 million from $12.5 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.8 million of the decrease.  On a local currency basis, sales increased 2.4%.

•
Operating margins as a percentage of net sales increased 4.5 percentage points to -15.3% in 2009 compared to -19.8% in 2008.  This increase is principally a result of lower research and development spending (2.1 percentage points) and overall lower spending in selling and administrative expenses (2.4 percentage points).

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

Cash provided by operations

Our net working capital position was $223.5 million at March 31, 2009.  Net cash provided by operating activities was $6.7 million in the quarterly period ended March 31, 2009 and $20.8 million in the quarterly period ended March 31, 2008.

Net cash provided by operating activities decreased by $14.0 million in 2009 as compared to 2008 on a $5.8 million decrease in net income in the current quarter as compared to the same period a year ago. In addition to the decrease in net income, the noncash nature of certain components of current period net income including a $1.1 million non-cash gain on the repurchase and retirement of our 2.50% convertible senior subordinated notes, a $1.9 million non-cash net pension gain and a net $5.0 million decrease in the sale of accounts receivable from the same period a year ago all contributed to the reduction in net cash provided by operating activities.

Investing cash flows

Net cash used in investing activities in the quarterly period ended March 31, 2009 consisted primarily of capital expenditures.  Capital expenditures were $6.0 million and $7.4 million for the quarterly periods ended March 31, 2008 and 2009, respectively.  The increase in capital expenditures in the quarterly period ended March 31, 2009 as compared to the same period a year ago is primarily due to the ongoing implementation of an enterprise business software application as well various other infrastructure improvements related to our restructuring efforts as more fully described in Note 14 and in “Restructuring” below.  The implementation of the enterprise business software application is scheduled to conclude in the second quarter of 2009 which should result in lower capital expenditures during the remainder of 2009.  Capital expenditures are expected to approximate $25.0 million in 2009.

Financing cash flows

Net cash provided by financing activities in the three months ended March 31, 2009 consist principally of $12.0 million in borrowings on our revolving credit facility under our senior credit agreement, a $3.2 million net change in cash overdrafts, and a $7.8 million repurchase of our 2.50% convertible senior subordinated notes.  See Note 15 to the Consolidated Condensed Financial Statements for further discussion of the repurchase of the Notes.

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were $16.0 million in borrowings outstanding on the revolving credit facility as of March 31, 2009.  Our available borrowings on the revolving credit facility at March 31, 2009 were $77.0 million with approximately $7.0 million of the facility set aside for outstanding letters of credit.  There were $57.3 million in borrowings outstanding on the term loan at March 31, 2009.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (2.02% at March 31, 2009) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.25% or an alternative base rate (3.50% at March 31, 2009).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in compliance with these covenants and restrictions as of March 31, 2009.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 7.50% per annum with semiannual payments of principal and interest through June 2009 (the "Class A note"); and a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest will commence, continuing through June 2019 (the "Class C note").  The principal balances outstanding on the Class A note and Class C note aggregated $1.4 million and $11.5 million, respectively, at March 31, 2009.  These mortgage notes are collaterized by the CONMED Linvatec property and facilities.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the three months ended March 31, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of March 31, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first quarter of 2009. We may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases, if any, in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of March 31, 2009, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $40.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.2 million in the three month period ended March 31, 2009 and are included in interest expense.

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

Restructuring

 During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing presently done by a contract manufacturing facility in Juarez, Mexico is being transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities are being centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities began in the third quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.2 million and $1.7 million, respectively, as of March 31, 2009).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

As of March 31, 2009, we have incurred $7.5 million (including $3.5 million in the first quarter of 2009) in costs associated with the restructuring.  Approximately $5.4 million (including $2.9 million in the first quarter of 2009) of the total $7.5 million in restructuring costs have been charged to cost of goods sold.  The $5.4 million charged to cost of goods sold includes $2.9 million in under utilization of production facilities (including $1.7 million in the first quarter of 2009), $0.7 million in accelerated depreciation (including $0.3 million in the first quarter of 2009), $0.4 million in severance related charges (including $0.3 million in the first quarter of 2009), and $1.4 million in other charges (including $0.6 million in the first quarter of 2009).

The remaining $2.1 million (including $0.5 million in the first quarter of 2009) in restructuring costs have been recorded in other expense (income) and include charges related to the consolidation of our distribution centers.  As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", we have accrued $0.2 million in employee termination costs associated with the restructuring as of March 31, 2009.

We estimate the total costs of the restructuring plan will approximate $9.4 million during 2009, including $2.1 million related to employee termination costs, $3.7 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $1.4 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $2.2 million in other restructuring related activities. We estimate approximately $2.0 million of the total anticipated $9.4 million in restructuring costs will be reported in other expense (income) with the remaining $7.4 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2009.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2008 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2009.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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

Date: May 1, 2009

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