Form 10-Q
period 2009-06-30
CONMED CORP
filed 2009-08-03
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2009	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 30, 2009 is 29,085,161 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I FINANCIAL INFORMATION

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	As Adjusted (Note 15)		As Adjusted (Note 15)
	2008	2009	2008	2009

Net sales	$192,755	$164,569	$383,528	$328,631

Cost of sales	91,865	87,257	184,874	174,967

Gross profit	100,890	77,312	198,654	153,664

Selling and administrative expense	69,549	64,147	138,195	126,000

Research and development expense	8,689	7,396	16,767	15,885

Other expense (income)	-	734	-	(602)

	78,238	72,277	154,962	141,283

Income from operations	22,652	5,035	43,692	12,381

Gain on early extinguishment
of debt	-	-	-	1,083

Amortization of debt discount	1,222	1,013	2,424	2,058

Interest expense	2,439	1,767	5,613	3,255

Income before income taxes	18,991	2,255	35,655	8,151

Provision for income taxes	7,306	846	13,718	2,257

Net income	$11,685	$1,409	$21,937	$5,894

Per share data:

Net Income
Basic	$.41	$.05	$.77	$.20
Diluted	.40	.05	.76	.20

Weighted average common shares
Basic	28,662	29,056	28,643	29,043
Diluted	29,063	29,082	29,035	29,071

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	As Adjusted
	(Note 15)
	December 31,	June 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,811	$10,679
Accounts receivable, net	96,515	93,262
Inventories	159,976	161,994
Income taxes receivable	-	853
Deferred income taxes	14,742	14,499
Prepaid expenses and other current assets	11,218	11,618
Total current assets	294,262	292,905
Property, plant and equipment, net	143,737	147,750
Goodwill	290,245	290,403
Other intangible assets, net	195,939	193,258
Other assets	7,478	6,730
Total assets	$931,661	$931,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,185	$2,142
Accounts payable	35,887	27,019
Accrued compensation and benefits	20,129	17,211
Income taxes payable	1,279	-
Other current liabilities	14,434	17,539
Total current liabilities	74,914	63,911

Long-term debt	182,739	184,237
Deferred income taxes	88,468	99,018
Other long-term liabilities	45,325	20,443
Total liabilities	391,446	367,609

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2008 and 2009, respectively	313	313
Paid-in capital	313,830	314,756
Retained earnings	314,373	319,744
Accumulated other comprehensive loss	(31,032)	(15,422)
Less: 2,274,822 and 2,222,331 shares of common stock
in treasury, at cost in 2008 and 2009, respectively	(57,269)	(55,954)
Total shareholders’ equity	540,215	563,437
Total liabilities and shareholders’ equity	$931,661	$931,046

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,

	As Adjusted
	(Note 15)
	2008	2009
Cash flows from operating activities:
Net income	$21,937	$5,894
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	6,621	8,281
Amortization of debt discount	2,424	2,058
Amortization, all other	8,908	9,100
Stock-based compensation expense	2,094	2,090
Deferred income taxes	11,464	3,129
Gain on early extinguishment of debt	-	(1,083)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Sale of accounts receivable to (collections on behalf of)
purchaser	(3,000)	(3,000)
Accounts receivable	(4,768)	7,999
Inventories	3,028	(4,319)
Accounts payable	(2,999)	(7,774)
Income taxes payable (receivable)	670	(1,901)
Accrued compensation and benefits	(843)	(2,996)
Other assets	(1,081)	(830)
Other liabilities	(7,069)	(2,661)
	15,449	8,093
Net cash provided by operating activities	37,386	13,987

Cash flows from investing activities:
Purchases of property, plant, and equipment	(17,512)	(12,032)
Payments related to business acquisitions	(21,838)	(188)
Net cash used in investing activities	(39,350)	(12,220)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	595	238
Payments on senior credit agreement	(675)	(675)
Proceeds of senior credit agreement	7,000	9,000
Payments on mortgage notes	(538)	(1,036)
Payments on senior subordinated notes	-	(7,808)
Net change in cash overdrafts	-	(1,579)
Net cash provided by
(used in) financing activities	6,382	(1,860)

Effect of exchange rate changes
on cash and cash equivalents	1,737	(1,039)

Net increase (decrease) in cash and cash equivalents	6,155	(1,132)

Cash and cash equivalents at beginning of period	11,695	11,811

Cash and cash equivalents at end of period	$17,850	$10,679

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2008 included in our Annual Report on Form 10-K. Effective January 1, 2009, we adopted FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) relating to our convertible senior subordinated notes, which requires retroactive presentation.  See Note 15 for disclosure of the effect on prior period results.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net income	$11,685	$1,409	$21,937	$5,894

Other comprehensive income:
Pension liability	90	198	180	12,547
Foreign currency
translation adjustment	715	6,459	2,700	3,063

Comprehensive income	$12,490	$8,066	$24,817	$21,504

 Accumulated other comprehensive income (loss) consists of the following:

			Accumulated
		Cumulative	Other
	Pension	Translation	Comprehensive
	Liability	Adjustments	Income (loss)

Balance, December 31, 2008	$(27,592)	$(3,440)	$(31,032)

Pension liability	12,547	-	12,547

Foreign currency translation
adjustments	-	3,063	3,063

Balance, June 30, 2009	$(15,045)	$(377)	$(15,422)

Note 4 – Financial instruments

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted SFAS 161 during the quarter ended March 31, 2009.

We enter into derivative instruments for risk management purposes only.  We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use forward contracts, a type of derivative instrument, to manage certain foreign currency exposures.

By nature, all financial instruments involve market and credit risks. We enter into forward contracts with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties.  While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties.

Foreign Currency Forward Contracts. We have a forward contract program to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures with intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  The notional contract amounts for forward contracts outstanding at June 30, 2009 totaled $31.2 million.  We have not designated these forward contracts as hedges.  Net realized losses in connection with these forward contracts approximated $1.9 million for the six months ended June 30, 2009, partially offsetting gains on our intercompany exposure of approximately $2.1 million.  These gains and losses have been recorded in selling and administrative expense in the Consolidated Statements of Operations.  We mark outstanding forward contracts to market.  The market value for forward foreign exchange contracts outstanding at June 30, 2009 was not material.

Fair Value Disclosure. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” to fiscal years beginning after November 15, 2008, which we therefore adopted as of January 1, 2009. As of June 30, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of June 30, 2009 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes.  We do not apply derivative accounting to our forward exchange contracts, and they are marked to market each reporting period.  The value of these liabilities was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS 107-1 & APB 28-1”). FSP FAS 107-1 & APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP FAS 107-1 & APB 28-1 require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP FAS 107-1 & APB 28-1 do not change the accounting treatment for these financial instruments. We adopted FSP FAS 107-1 & APB 28-1 during the quarter ended June 30, 2009.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $97.2 million and $97.5 million at December 31, 2008 and June 30, 2009, respectively, based on their quoted market price.  We repurchased and retired $9.9 million of the Notes during the six months ended June 30, 2009 for $7.8 million and recorded a net gain of $1.1 million on the early extinguishment of debt as further described in Note 15.

Note 5 – Inventories

Inventories consist of the following:

	December 31,	June 30,
	2008	2009

Raw materials	$55,022	$50,692
Work-in-process	22,177	20,305
Finished goods	82,777	90,997
Total	$159,976	$161,994

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2008 and 2009.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net income	$11,685	$1,409	$21,937	$5,894

Basic – weighted average shares
outstanding	28,662	29,056	28,643	29,043

Effect of dilutive potential
securities	401	26	392	28

Diluted – weighted average
shares outstanding	29,063	29,082	29,035	29,071

Net Income
Basic	$.41	$.05	$.77	$.20
Diluted	.40	.05	.76	.20

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 1.0 million for both the three and six months ended June 30, 2008, respectively. Shares excluded from the calculation of diluted EPS aggregated 2.5 million for both the three and six months ended June 30, 2009.  Upon  conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of June 30, 2009, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method and in accordance with Emerging Issues Task Force (“EITF”) Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

Balance as of January 1, 2009	$290,245

Adjustments to goodwill resulting from
business acquisitions finalized	149

Foreign currency translation	9

Balance as of June 30, 2009	$290,403

Goodwill associated with each of our principal operating units is as follows:

	December 31,	June 30,
	2008	2009

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,437	171,446

CONMED Patient Care	59,724	59,873

Balance as of June 30,	$290,245	$290,403

Other intangible assets consist of the following:

	December 31, 2008		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$127,594	$(32,187)	$127,594	$(34,334)

Patents and other intangible assets	40,714	(28,526)	41,136	(29,482)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$256,652	$(60,713)	$257,074	$(63,816)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,559 and $3,107 in the three and six months ended June 30, 2008, respectively, and $1,550 and $3,103 in the three and six months ended June 30, 2009, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2009, including the six month period ended June 30, 2009 and for each of the five succeeding years is as follows:

2009	6,147
2010	6,056
2011	5,861
2012	5,806
2013	5,463
2014	4,934

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2008	2009

Balance as of January 1,	$3,306	$3,341

Provision for warranties	1,200	1,709

Claims made	(1,446)	(1,733)

Balance as of June 30,	$3,060	$3,317

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Service cost	$1,536	$46	$3,072	$1,793

Interest cost on projected
benefit obligation	843	927	1,685	2,066

Expected return on plan assets	(845)	(939)	(1,690)	(1,938)

Net amortization and deferral	142	314	285	913

Curtailment gain	-	-	-	(4,368)

Net periodic pension cost (gain)	$1,676	$348	$3,352	$(1,534)

During the first quarter of 2009, the Company announced the freezing of benefit accruals under the defined benefit pension plan for United States employees (“the Plan”) effective May 14, 2009.  As a result, the Company recorded a net pension gain in the first quarter of 2009 of $1.9 million including a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.

We contributed $2.0 million to the Plan during the six months ended June 30, 2009.  We are required and expect to make $6.1 million in contributions to the Plan in 2009.

Note 10 – Other expense (income)

Other expense (income) consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

New plant/facility
consolidation costs	$-	$734	$-	$1,280

Net pension gain	-	-	-	(1,882)

Other expense (income)	$-	$734	$-	$(602)

During the six months ended June 30, 2009 we incurred $7.9 million in restructuring costs of which $1.3 million (including $0.7 million in the second quarter of 2009) have been recorded in other expense (income) and include charges related to the consolidation of our distribution centers.  The remaining $6.6 million (including $3.7 million in the second quarter of 2009) in restructuring costs have been charged to cost of goods sold and represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico and the closure of two Utica, New York area manufacturing facilities (see Note 14).

During the first quarter of 2009, we elected to freeze benefit accruals under the defined benefit pension plan for United States employees, effective May 14, 2009.  As a result, we recorded a net pension gain of $1.9 million in the first quarter of 2009 associated with the elimination of future benefit accruals under the pension plan (see Note 9).

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

The following is net sales information by product line and reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Arthroscopy	76,651	61,629	152,174	125,456
Powered Surgical Instruments	39,842	33,446	80,299	66,274
CONMED Linvatec	116,493	95,075	232,473	191,730
CONMED Electrosurgery	25,856	22,689	52,640	45,069
CONMED Endosurgery	17,284	17,324	32,485	31,850
CONMED Linvatec, Endosurgery,
and Electrosurgery	159,633	135,088	317,598	268,649
CONMED Patient Care	19,807	16,971	40,118	35,436
CONMED Endoscopic Technologies	13,315	12,510	25,812	24,546
Total	$192,755	$164,569	$383,528	$328,631

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

CONMED Endosurgery, Electrosurgery
and Linvatec	$27,678	$14,751	$55,175	$27,262
CONMED Patient Care	589	(1,182)	1,143	(1,622)
CONMED Endoscopic Technologies	(2,366)	(1,381)	(4,845)	(3,223)
Corporate	(3,249)	(7,153)	(7,781)	(10,036)
Income from Operations	22,652	5,035	43,692	12,381

Gain on early extinguishment
of debt	-	-	-	1,083
Amortization of debt discount	1,222	1,013	2,424	2,058
Interest expense	2,439	1,767	5,613	3,255

Income before income taxes	$18,991	$2,255	$35,655	$8,151

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

Note 13 – New accounting pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. FSP No. 132(R)-1 is effective for our year ending December 31, 2009.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This standard does not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities under SFAS 140, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial statements.

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

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.1 million and $1.3 million, respectively, as of June 30, 2009).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

As of June 30, 2009, we have incurred $12.0 million (including $4.4 million and $7.9 million, in the quarterly period and six months ended June 30, 2009, respectively) in costs associated with the restructuring.  Approximately $9.1 million (including $3.7 million and $6.6 million, in the quarterly period and six months ended June 30, 2009, respectively) of the total $12.0 million in restructuring costs have been charged to cost of goods sold.  The $9.1 million charged to cost of goods sold includes $4.6 million in under utilization of production facilities (including $1.8 million and $3.5 million, in the quarterly period and six months ended June 30, 2009, respectively), $1.0 million in accelerated depreciation (including $0.3 million and $0.7 million, in the quarterly period and six months ended June 30, 2009, respectively), $1.1 million in severance related charges (including $0.7 million and $1.0 million, in the quarterly period and six months ended June 30, 2009, respectively), and $2.4 million in other charges (including $0.9 million and $1.4 million, in the quarterly period and six months ended June 30, 2009, respectively).

The remaining $2.9 million (including $0.7 million and $1.3 million, in the second quarter of 2009 and the six months ended June 30, 2009, respectively) in restructuring costs have been recorded in other expense (income) and include charges related to the consolidation of our distribution centers.  As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities”, no accrual for such costs has been made at this time.

We estimate the total costs of the restructuring plan will approximate $10.4 million during 2009, including $2.1 million related to employee termination costs, $4.5 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $1.4 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $2.4 million in other restructuring related activities. We estimate approximately $2.0 million of the total anticipated $10.4 million in restructuring costs will be reported in other expense (income) with the remaining $8.4 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

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

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of June 30, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019 provided the terms of the indenture are satisfied.

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

 Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the three months ended June 30, 2008 and 2009, we have recorded interest expense related to the amortization of debt discount on the Notes of $1.2 million and $1.0 million, respectively, at the effective interest rate of 6.67%.  For the six months ended June 30, 2008 and 2009, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.4 million and $2.1 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes is being amortized through November 2011.  For the three months ended June 30, 2008 and 2009, we have recorded interest expense on the Notes of $0.9 million and $0.7 million, respectively, at the contractual coupon rate of 2.50%.  For the six months ended June 30, 2008 and 2009, we have recorded interest expense on the Notes of $1.9 million and $1.4 million, respectively, at the contractual coupon rate of 2.50%.

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

The following tables illustrate the effects of adopting FSP APB 14-1 on each Consolidated Condensed Statement of Income for the three and six months ended June 30, 2008 and Consolidated Condensed Statement of Cash Flows line item for the six months ended June 30, 2008:

	As Originally	As	Effect
	Reported	Adjusted	of Change

Consolidated condensed statement
of income for the three months
ended June 30, 2008:

Amortization of debt discount	$-	$1,222	$1,222

Income before income taxes	20,213	18,991	(1,222)

Provision for income taxes	7,758	7,306	(452)

Net income	12,455	11,685	(770)

EPS:

Basic	$.43	.41	$(.02)
Diluted	.43	.40	(.03)

Consolidated condensed statement
of income for the six months
ended June 30, 2008:

Amortization of debt discount	$-	$2,424	$2,424

Income before income taxes	38,079	35,655	(2,424)

Provision for income taxes	14,614	13,718	(896)

Net income	23,465	21,937	(1,528)

EPS:

Basic	$.82	.77	$(.05)
Diluted	.81	.76	(.05)

Consolidated condensed statement of cash flow:

Net income	23,465	21,937	(1,528)

Amortization of debt discount	-	2,424	2,424

Deferred income taxes	12,360	11,464	(896)

Amounts recognized in the consolidated condensed balance sheets consist of the following:

	December 31,	June 30,
	2008	2009

Principal value of the Notes	$125,000	$115,093

Unamortized discount	(13,451)	(10,377)

Carrying value of the Notes	$111,549	$104,716

Equity component	$21,579	$21,491

During the six months ended June 30, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount.

Note 16 – Subsequent Events

We evaluated subsequent events through August 3, 2009, the date the financial statements have been issued.  In July 2009, we announced a plan to consolidate the administrative functions of our CONMED Endoscopic Technologies division in Chelmsford, Massachusetts to our Corporate Headquarters in Utica, New York.  In connection with the consolidation, we expect to incur certain charges in the third and fourth quarters of 2009, including severance, lease termination and other transitional costs expected to total approximately $3.0 million.  Once the consolidation is complete, we expect the annual cost savings from the personnel related expenses to approximate $3 - $4 million.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Arthroscopy	39.7%	37.4%	39.7%	38.2%
Powered Surgical Instruments	20.7	20.4	20.9	20.1
Electrosurgery	13.4	13.8	13.7	13.7
Endosurgery	9.0	10.5	8.5	9.7
Patient Care	10.3	10.3	10.5	10.8
Endoscopic Technologies	6.9	7.6	6.7	7.5
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and six months ended June 30, 2009, sales to purchasers outside of the United States approximated 45% of total net sales.

Business Environment and Opportunities

The aging of the worldwide population along with lifestyle changes, continued cost containment pressures on healthcare systems and the desire of clinicians and administrators to use less invasive (or noninvasive) procedures are important trends which are driving the long-term growth in our industry.  We believe that with our broad product offering of high quality surgical and patient care products, we can capitalize on this growth for the benefit of the Company and our shareholders.

In order to further our growth prospects, we have historically used strategic business acquisitions and exclusive distribution relationships to continue to diversify our product offerings, increase our market share and realize economies of scale.

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  Our reputation as an innovator is exemplified by recent new product introductions, which include the CONMED Linvatec Shoulder Restoration System, a comprehensive system for rotator cuff repair;  the Zen™ Wireless Footswitch and Adaptor, incorporating the power of Zigbee® communications technology to provide three pedal control of CONMED Linvatec control consoles and hand pieces; the Paladin™ suture anchor, the latest addition to our arsenal for rotator cuff repair; the ReAct™ Arthroscopic Shaver Blades which have the ability to reciprocate while rotating;  MPower® 2, the latest in our next generation of battery power systems for large bone and small bone orthopedic surgery; the VP1600 Digital Documentation System, a 1080p digital still capture unit which enables users to save and print the highest quality medical images, and our Endotracheal Cardiac Output Monitor, which provides an innovative alternative to catheter monitoring of cardiac output.

Business Challenges

Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we believe 2009 will continue to present significant business challenges.  We expect 2009 total revenues to decrease 8% to 10% from 2008 levels, reflecting lower sales volumes, especially of our capital products, and a significant unfavorable impact from foreign currency translation due to strengthening of the United States dollar as compared with currencies such as the Euro.  We will continue to monitor and manage the impact of the deteriorating economic environment on the Company.

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

Our CONMED Endoscopic Technologies operating segment has suffered from sales declines and operating losses since its acquisition from C.R. Bard in September 2004.  We have corrected the operational issues associated with product shortages that resulted following the acquisition of the Endoscopic Technologies business and have announced a plan to consolidate the administrative functions of the Endoscopic Technologies business from Chelmsford, Massachusetts to our Corporate Headquarters in Utica, New York.  We believe by reducing costs while continuing to invest in new product development, we can achieve increased sales and ensure a return to profitability.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2008 describes the significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2009.

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

•
We place certain of our capital equipment with customers in return for commitments to purchase single-use products over time periods generally ranging from one to three years.  In these circumstances, no revenue is recognized upon capital equipment shipment and we recognize revenue upon the single-use product shipment.  The cost of the equipment is amortized over the term of the individual commitment agreements.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.1 million at June 30, 2009 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.4 million and other intangible assets of $193.3 million as of June 30, 2009.

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

For the second quarter of 2009 we recorded pension expense of $0.3 million. For the six months ending June 30, 2009 we recorded a net pension gain of $1.5 million (including a $4.4 million curtailment gain and pension expense of $2.8 million).  Pension expense for the full year 2009 is estimated at a gain of $0.9 million (including a $4.4 million curtailment gain and pension expense of $3.5 million) compared to a $6.9 million charge in 2008.  The reduction in estimated pension expense in 2009 as compared with 2008 is due to the freeze in benefit accruals.

We have recorded additional expense of approximately $1.0 million and $2.0 million in the three and six months ending June 30, 2009 related to an additional employer 401(k) contribution which is intended to offset some of the impact on employees of the freeze in pension benefit accruals.  We expect the full year 2009 cost of the additional employer 401(k) contribution to approximate $4.0 million.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $32.3 million at June 30, 2009.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), whereby changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to the effective date of SFAS 141R, generally will affect income tax expense. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards.  Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels.

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7	53.0	48.2	53.2
Gross profit	52.3	47.0	51.8	46.8
Selling and administrative expense	36.0	39.0	36.0	38.3
Research and development expense	4.5	4.5	4.4	4.8
Other expense (income)	0.0	0.4	0.0	-0.2
Income from operations	11.8	3.1	11.4	3.9
Gain on early extinguishment of debt	0.0	0.0	0.0	0.3
Amortization of bond discount	0.6	0.6	0.6	0.6
Interest expense	1.3	1.1	1.5	1.0
Income before income taxes	9.9	1.4	9.3	2.6
Provision for income taxes	3.8	0.4	3.8	1.2
Net income	6.1%	1.0%	5.5%	1.4%

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Sales for the quarterly period ended June 30, 2009 were $164.6 million, a decrease of $28.2 million (-14.6%) compared to sales of $192.8 million in the comparable 2008 period with decreases across all product lines except Endosurgery.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $9.5 million of the decrease.  In local currency, sales decreased 9.7%.  Sales of capital equipment decreased $16.6 million (-31.3%) from $53.1 million in the second quarter of 2008 to $36.5 million in the second quarter of 2009; sales of single-use products decreased $11.6 million (-8.3%) from $139.7 million in the second quarter of 2008 to $128.1 million in the second quarter of 2009.  On a local currency basis, sales of capital equipment decreased 27.6% while single-use products decreased 2.9%.

Cost of sales decreased to $87.3 million in the quarterly period ended June 30, 2009 as compared to $91.9 million in the same period a year ago on overall decreases in sales volumes as described above.  Gross profit margins decreased 5.3 percentage points to 47.0% in the quarterly period ended June 30, 2009 as compared to 52.3% in the same period a year ago.  The decrease in gross profit margins of 5.3 percentage points is primarily a result of the effects of unfavorable foreign currency exchange rates on sales (2.9 percentage points), restructuring of the Company’s operations as more fully described in Note 14 (2.2 percentage points) and product mix (0.2 percentage points).

Selling and administrative expense decreased $5.4 million (-7.8%) to $64.1 million in the quarterly period ended June 30, 2009 as compared to $69.5 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $3.7 million of the decrease.  Selling and administrative expense as a percentage of net sales increased to 39.0% in the quarterly period ended June 30, 2009 as compared to 36.0% in the same period a year ago as a result of lower sales.  This increase of 3.0 percentage points is primarily attributable to higher benefit related costs (1.0 percentage point) and higher sales force and other administrative expenses (2.0 percentage points) as a percent of sales.

Research and development expense totaled $7.4 million in the quarterly period ended June 30, 2009 as compared to $8.7 million in the same period a year ago.  As a percentage of net sales, research and development expense remained flat at 4.5%, with decreased spending in all operating segments except CONMED Linvatec.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the quarterly period ended June 30, 2009 consisted of a $0.7 million charge related to the restructuring of certain of the Company’s operations.

Amortization of debt discount in the quarterly period ended June 30, 2009 was $1.0 million compared to $1.2 million in the same period a year ago. This amortization is associated with the implementation of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) as of January 1, 2009 as further described in Note 15 to the Consolidated Condensed Financial Statements.

Interest expense in the quarterly period ended June 30, 2009 was $1.8 million as compared to $2.4 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the quarterly period ended June 30, 2009 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 2.62% in the quarterly period ended June 30, 2009 as compared to 3.44% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 37.5% for the quarterly period ended June 30, 2009 compared to the 38.5% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended June 30, 2009 is lower than that recorded in the same period a year ago as a result of the benefit of the research and development tax credit recognized in 2009 (not extended or recognized in 2008 until the fourth quarter).  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2008, Note 6 to the Consolidated Financial Statements.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Sales for the six months ended June 30, 2009 were $328.6 million, a decrease of $54.9 million (-14.3%) compared to sales of $383.5 million in the comparable 2008 period with decreases across all product lines.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $22.5 million of the decrease.  In local currency, sales decreased 8.5%.  Sales of capital equipment decreased $32.0 million (-30.1%) from $106.2 million in the six months ended June 30, 2008 to $74.2 million in the six months ended June 30, 2009; sales of single-use products decreased $22.9 million (-8.3%) from $277.3 million in the six months ended June 30, 2008 to $254.4 million in the six months ended June 30, 2009.  On a local currency basis, sales of capital equipment decreased 24.7% while single-use products decreased 2.2%.

Cost of sales decreased to $175.0 million in the six months ended June 30, 2009 as compared to $184.9 million in the same period a year ago on overall decreases in sales volumes as described above.  Gross profit margins decreased 5.0 percentage points to 46.8% in the six months ended June 30, 2009 as compared to 51.8% in the same period a year ago.  The decrease in gross profit margins of 5.0 percentage points is primarily a result of the effects of unfavorable foreign currency exchange rates on sales (3.4 percentage points), restructuring of the Company’s operations as more fully described in Note 14 (2.0 percentage points) offset by improved product mix (0.4 percentage points).

Selling and administrative expense decreased $12.2 million (-8.8%) to $126.0 million in the six months ended June 30, 2009 as compared to $138.2 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $8.2 million of the decrease.  Selling and administrative expense as a percentage of net sales increased to 38.3% in the six months ended June 30, 2009 as compared to 36.0% in the same period a year ago as a result of lower sales.  This increase of 2.3 percentage points is primarily attributable to higher benefit related costs (0.9 percentage points) and higher sales force and other administrative expenses (1.4 percentage points) as a percent of sales.

Research and development expense totaled $15.9 million in the six months ended ended June 30, 2009 as compared to $16.8 million in the same period a year ago.  As a percentage of net sales, research and development expense increased to 4.8% for the six months ended June 30, 2009 compared to 4.4% in the same period a year ago. The increase in research and development expense of 0.4 percentage point is due to increased spending on our CONMED Linvatec orthopedic products (0.7 percentage points) offset by decreases in other research and development spending (0.3 percentage points).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the six months ended June 30, 2009 consisted of a $1.3 million charge related to the restructuring of certain of the Company’s operations and a $1.9 million first quarter net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.

During the first quarter of 2009, we repurchased and retired $9.9 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 15 to the Consolidated Condensed Financial Statements.

Amortization of debt discount in the six months ended June 30, 2009 was $2.1 million compared to $2.4 million in the same period a year ago. This amortization is associated with the implementation of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”) as of January 1, 2009 as further described in Note 15 to the Consolidated Condensed Financial Statements.

Interest expense in the six months ended June 30, 2009 was $3.3 million as compared to $5.6 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the six months ended June 30, 2009 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 2.63% in the six months ended June 30, 2009 as compared to 3.95% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 27.7% for the six months ended June 30, 2009 compared to the 38.5% effective tax rate recorded in the same period a year ago.  The effective tax rate for the six months ended June 30, 2009 is lower than that recorded in the same period a year ago as a result of the settlement of our 2007 IRS examination in the first quarter of 2009, and the resulting adjustment to our reserves and reduction of income tax expense as well as the benefit of the research and development tax credit recognized in 2009 (not extended or recognized in 2008 until the fourth quarter).  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2008, Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the three and six month periods ended June 30, 2008 and 2009.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net sales	$159,633	$135,088	$317,598	$268,649

Income from
operations	27,678	14,751	55,175	27,262

Operating Margin	17.3%	10.9%	17.4%	10.1%

Product offerings include capital equipment such as electrosurgical generators, video systems, small bone, large bone and specialty hand pieces, and arthroscopic instrumentation for use in orthopedic surgery.  Single-use product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical single-use products including pencils and ground pads and orthopedic single-use products such as burs, blades, and implants.

•
Arthroscopy sales decreased $15.1 million (-19.7%) in the quarter ended June 30, 2009 to $61.6 million from $76.7 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $4.3 million of the decrease.  Sales of capital equipment decreased $9.3 million (-35.8%) from $26.0 million in the second quarter of 2008 to $16.7 million in the second quarter of 2009;  sales of single-use products decreased $5.8 million (-11.4%) from $50.7 million in the second quarter of 2008 to $44.9 million in the second quarter of 2009.  On a local currency basis, sales of capital equipment decreased 32.7% while single-use products decreased 4.3%.  Arthroscopy sales decreased $26.8 million (-17.6%) in the six months ended June 30, 2009 to $125.4 million from $152.2 million in the same period a year ago. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $10.4 million of the decrease.  Sales of capital equipment decreased $16.8 million (-32.9%) from $51.1 million in the six months ended June 30, 2008 to $34.3 million in the six months ended June 30, 2009;  sales of single-use products decreased $10.0 million (-9.9%) from $101.1 million in the six months ended June 30, 2008 to $91.1 million in the six months ended June 30, 2009.  On a local currency basis, sales of capital equipment decreased 28.2% while single-use products decreased 1.9%.

•
Powered surgical instrument sales decreased $6.3 million (-15.8%) in the quarterly period ended June 30, 2009 to $33.5 million from $39.8 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $2.9 million of the decrease.  Sales of capital equipment decreased $4.8 million (-25.0%) from $19.2 million in the second quarter of 2008 to $14.4 million in the second quarter of 2009;  sales of single-use products decreased $1.5 million (-7.3%) from $20.6 million in the second quarter of 2008 to $19.1 million in the second quarter of 2009.  On a local currency basis, sales of capital equipment decreased 20.0% while single-use products increased 1.8%.  Powered surgical instrument sales decreased $14.0 million (-17.4%) in the six months ended June 30, 2009 to $66.3 million from $80.3 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $6.8 million of the decrease.  Sales of capital equipment decreased $10.0 million (-25.6%) from $39.1 million in the six months ended June 30, 2008 to $29.1 million in the six months ended June 30, 2009;  sales of single-use products decreased $4.0 million (-9.7%) from $41.2 million in the six months ended June 30, 2008 to $37.2 million in the six months ended June 30, 2009.  On a local currency basis, sales of capital equipment decreased 18.9% while single-use products increased 0.4%.

•
Electrosurgery sales decreased $3.2 million (-12.4%) in the quarterly period ended June 30, 2009 to $22.7 million from $25.9 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.7 million of the decrease.  Sales of capital equipment decreased $2.5 million (-31.6%) from $7.9 million in the second quarter of 2008 to $5.4 million in the second quarter of 2009;  sales of single-use products decreased $0.7 million (-3.9%) from $18.0 million in the second quarter of 2008 to $17.3 million in the second quarter of 2009.  On a local currency basis, sales of capital equipment decreased 29.2% while single-use products decreased 1.1%.  Electrosurgery sales decreased $7.5 million (-14.3%) in the six months ended June 30, 2009 to $45.1 million from $52.6 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.7 million of the decrease.  Sales of capital equipment decreased $5.2 million (-32.5%) from $16.0 million in the six months ended June 30, 2008 to $10.8 million in the six months ended June 30, 2009;  sales of single-use products decreased $2.3 million (-6.3%) from $36.6 million in the six months ended June 30, 2008 to $34.3 million in the six months ended June 30, 2009.  On a local currency basis, sales of capital equipment decreased 27.6% while single-use products decreased 3.9%.

•
Endosurgery single-use sales remained flat at $17.3 in the quarterly period ended June 30, 2009 compared to the same period a year ago. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.8 million.  On local currency basis, sales increased 4.8%. Endosurgery single-use sales decreased $0.6 million (-1.8%) in the six months ended June 30, 2009 to $31.9 million from $32.5 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) account for approximately $1.7 million of the decrease.  On a local currency basis, sales increased 3.2%.

•
Operating margins as a percentage of net sales decreased 6.4 percentage points to 10.9% in the quarterly period ended June 30, 2009 compared to 17.3% in 2008 principally as a result of lower gross margins (2.6 percentage points) due to unfavorable foreign currency exchange rates and higher research and development spending (0.6 percentage points) due to increased emphasis on our CONMED Linvatec orthopedic products.  In addition, we experienced higher sales force and other administrative expenses (3.2 percentage points) as a percent of lower overall sales.

•
Operating margins as a percentage of net sales decreased 7.3 percentage points to 10.1% in the six months ended June 30, 2009 compared to 17.4% in 2008 principally as a result of lower gross margins (3.1 percentage points) due to unfavorable foreign currency exchange rates and higher research and development spending (0.9 percentage points) due to increased emphasis on our CONMED Linvatec orthopedic products.  In addition, we experienced higher sales force and other administrative expenses (3.3 percentage points) as a percent of lower overall sales.

CONMED Patient Care

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net sales	$19,807	$16,971	$40,118	$35,436

Income/(loss) from
operations	589	(1,182)	1,143	(1,622)

Operating Margin	3.0%	(7.0%)	2.8%	(4.6%)

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales decreased $2.8 million (-14.1%) in the quarter ended June 30, 2009 to $17.0 million from $19.8 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.2 million.  On a local currency basis, sales decreased 13.2%.  Patient care sales decreased $4.7 million (-11.7%) in the six months ended June 30, 2009 to $35.4 million from $40.1 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.5 million.  On a local currency basis, sales decreased 10.4%.

•
Operating margins as a percentage of net sales decreased 10.0 percentage points to -7.0% for the quarter ended June 30, 2009 compared to 3.0% in 2008 while operating margins decreased 7.4 percentage points to -4.6% for the six months ended June 30, 2009 compared to 2.8% in the same period a year ago. The decrease in operating margins in the quarter and six months ended June 30, 2009 is primarily due to the decreases in gross margins of 6.5 and 2.4 percentage points, respectively, compared to the same period a year ago.  Higher selling and administrative costs (6.6 and 5.8 percentage points, respectively) accounted for the remaining increase and were offset by decreased research and development spending (3.1 and 0.8 percentage points, respectively) mainly due to our Endotracheal Cardiac Output Monitor (“ECOM”) project.

CONMED Endoscopic Technologies

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net sales	$13,315	$12,510	$25,812	$24,546

Loss from
operations	(2,366)	(1,381)	(4,845)	(3,223)

Operating Margin	(17.8%)	(11.0%)	(18.8%)	(13.1%)

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $0.8 million (-6.0%) in the quarter ended June 30, 2009 to $12.5 million compared to $13.3 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.6 million of the decrease.  On a local currency basis, sales decreased 1.6%.  Endoscopic Technologies sales decreased $1.3 million (-5.0%) in the six months ended June 30, 2009 to $24.5 million from $25.8 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.3 million of the decrease.  On a local currency basis, sales increased 0.3%.

•
Operating margins as a percentage of net sales increased 6.8 percentage points to -11.0% in the quarterly period ending June 30, 2009 compared to -17.8% in 2008 while operating margins increased 5.7 percentage points to -13.1% in the six months ended June 30, 2009 compared to -18.8% in the same period a year ago.  The increase in operating margins in the quarter and six months ending June 30, 2009 is principally due to higher gross margins (2.9 and 1.4 percentage points, respectively), lower research and development spending of (2.7 and 2.4 percentage points, respectively) and overall lower spending in selling and administrative expenses (1.2 and 1.9 percentage points, respectively).

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

Cash provided by operations

Our net working capital position was $229.0 million at June 30, 2009.  Net cash provided by operating activities was $14.0 million in the six months ended June 30, 2009 and $37.4 million in the same period a year ago.  Net cash provided by operating activities decreased by $23.4 million in 2009 as compared to 2008 primarily as a result of a $16.0 million decrease in net income in the six months ending June 30, 2009 as compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the six month period ended June 30, 2009 consisted mainly of capital expenditures.  Capital expenditures were $17.5 million and $12.0 million for the six month period ended June 30, 2008 and 2009, respectively.

The decrease in capital expenditures in the six month period ended June 30, 2009 compared to the same period a year ago is primarily due to the completion during the quarter ended June 30, 2009 of the implementation of an enterprise business software application as well as certain other infrastructure improvements related to our restructuring efforts as more fully described in Note 14 and in “Restructuring” below.  The completion of the implementation of the enterprise business software application and certain other infrastructure improvements should result in lower capital expenditures during the remainder of 2009.  Capital expenditures are expected to approximate $25.0 million in 2009.

Financing cash flows

Net cash provided by financing activities in the six months ended June 30, 2009 consisted primarily of $9.0 million in borrowings on our revolving credit facility under our senior credit agreement, a $7.8 million repurchase of our 2.50% convertible senior subordinated notes, $1.0 million in payments on our mortgage loan, and a $1.6 million net change in cash overdrafts.  See Note 15 to the Consolidated Condensed Financial Statements for further discussion of the repurchase of the Notes.

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were $13.0 million in borrowings outstanding on the revolving credit facility as of June 30, 2009.  Our available borrowings on the revolving credit facility at June 30, 2009 were $80.0 million with approximately $7.0 million of the facility set aside for outstanding letters of credit.  There were $57.0 million in borrowings outstanding on the term loan at June 30, 2009.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.81% at June 30, 2009) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.25% or an alternative base rate (3.50% at June 30, 2009).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of June 30, 2009. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest commence, continuing through June 2019 (the "Class C note").  The principal balance outstanding on the Class C note aggregated $11.7 million at June 30, 2009.  This mortgage note is secured by the CONMED Linvatec property and facilities.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the six months ended June 30, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of June 30, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019 provided the terms of the indenture are satisfied.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first six months of 2009.  We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of June 30, 2009, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $39.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.3 million in the six months ended June 30, 2009 and are included in interest expense.

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

In conjunction with our restructuring plan, we considered Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria contained within SFAS 144 to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.1 million and $1.3 million, respectively, as of June 30, 2009).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

As of June 30, 2009, we have incurred $12.0 million (including $4.4 million and $7.9 million, in the quarterly period and six months ended June 30, 2009, respectively) in costs associated with the restructuring.  Approximately $9.1 million (including $3.7 million and $6.6 million, in the quarterly period and six months ended June 30, 2009, respectively) of the total $12.0 million in restructuring costs have been charged to cost of goods sold.  The $9.1 million charged to cost of goods sold includes $4.6 million in under utilization of production facilities (including $1.8 million and $3.5 million, in the quarterly period and six months ended June 30, 2009, respectively), $1.0 million in accelerated depreciation (including $0.3 million and $0.7 million, in the quarterly period and six months ended June 30, 2009, respectively), $1.1 million in severance related charges (including $0.7 million and $1.0 million, in the quarterly period and six months ended June 30, 2009, respectively), and $2.4 million in other charges (including $0.9 million and $1.4 million, in the quarterly period and six months ended June 30, 2009, respectively).

The remaining $2.9 million (including $0.7 million and $1.3 million, in the second quarter of 2009 and the six months ended June 30, 2009, respectively) in restructuring costs have been recorded in other expense (income) and include charges related to the consolidation of our distribution centers.  As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities”, no accrual for such costs has been made at this time.

We estimate the total costs of the restructuring plan will approximate $10.4 million during 2009, including $2.1 million related to employee termination costs, $4.5 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $1.4 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $2.4 million in other restructuring related activities. We estimate approximately $2.0 million of the total anticipated $10.4 million in restructuring costs will be reported in other expense (income) with the remaining $8.4 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and six month periods ended June 30, 2009.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2008 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2009.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except the change discussed under “Change in Internal Control over Financial Reporting,” below.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2009, we implemented a new enterprise resource planning (“ERP”) system in our CONMED Linvatec operating unit. The implementation of the ERP system represents a material change in our internal controls over financial reporting.

Management is reviewing and evaluating the design of key controls in the new ERP system and the accuracy of the data conversion that is taking place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls are being maintained or enhanced by the new ERP system, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of CONMED Corporation was held on May 21, 2009 (the “Annual Meeting”).  Holders of Common Stock were entitled to elect seven directors.  On all matters which came before the Annual Meeting, holders of Common Stock were entitled to one vote for each share held.  Proxies for 27,974,915 of the 29,031,045 shares of Common Stock entitled to vote were received in connection with the Annual Meeting.

The following table sets forth the names of the seven persons elected at the Annual Meeting to serve as directors until the first annual meeting of stockholders following the end of the Company’s fiscal year ending December 31, 2009 and the number of votes cast for, against or withheld with respect to each person.

Election of Directors

Director	Votes Received	Votes Withheld

Eugene R. Corasanti	25,874,072	2,100,843
Joseph J. Corasanti	26,222,799	1,752,116
Bruce F. Daniels	25,861,789	2,113,126
Jo Ann Golden	26,097,120	1,877,795
Stephen M. Mandia	25,804,969	2,169,946
Stuart J. Schwartz	25,938,469	2,036,446
Mark E. Tryniski	26,093,659	1,881,256

Management Proposals	For	Against	Abstain	Broker Non-votes
Approval of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009;	26,952,624	1,009,994	12,297	-

Approval of the Amended and Restated 1999 Long-Term Incentive Plan	21,650,468	4,293,120	111,412	1,919,915

Item 6. Exhibits

Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: August 3, 2009

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