Form 10-Q
period 2009-09-30
CONMED CORP
filed 2009-11-02
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
September 30, 2009

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
Yes  ☐  No  ☒

The number of shares outstanding of registrant's common stock, as of October 29, 2009 is 29,103,687 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I FINANCIAL INFORMATION

PART I	FINANCIAL INFORMATION

Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	As Adjusted		As Adjusted
	(Note 15)		(Note 15)
	2008	2009	2008	2009

Net sales	$179,409	$175,475	$562,937	$504,106

Cost of sales	84,721	87,839	269,595	262,806

Gross profit	94,688	87,636	293,342	241,300

Selling and administrative expense	67,768	67,480	205,963	193,480

Research and development expense	8,668	7,705	25,435	23,590

Other expense	709	7,449	709	6,847

	77,145	82,634	232,107	223,917

Income from operations	17,543	5,002	61,235	17,383

Gain on early extinguishment of debt	-	-	-	1,083

Amortization of debt discount	1,243	1,018	3,667	3,076

Interest expense	2,444	2,042	8,057	5,297

Income before income taxes	13,856	1,942	49,511	10,093

Provision for income taxes	4,121	654	17,839	2,911

Net income	$9,735	$1,288	$31,672	$7,182

Per share data:

Net income
Basic	$.34	$.04	$1.10	$0.25
Diluted	.33	.04	1.09	0.25

Weighted average common shares
Basic	28,864	29,093	28,718	29,060
Diluted	29,415	29,183	29,189	29,096

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	As Adjusted (Note 15)
	December 31,	September 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,811	$14,217
Accounts receivable, net	96,515	108,825
Inventories	159,976	164,929
Income taxes receivable	-	769
Deferred income taxes	14,742	15,362
Prepaid expenses and other current assets	11,218	12,015
Total current assets	294,262	316,117
Property, plant and equipment, net	143,737	146,397
Goodwill	290,245	290,379
Other intangible assets, net	195,939	192,101
Other assets	7,478	6,488
Total assets	$931,661	$951,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,185	$2,142
Accounts payable	35,887	31,043
Accrued compensation and benefits	20,129	23,222
Income taxes payable	1,279	-
Other current liabilities	14,434	24,377
Total current liabilities	74,914	80,784

Long-term debt	182,739	182,917
Deferred income taxes	88,468	98,868
Other long-term liabilities	45,325	18,300
Total liabilities	391,446	380,869

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 31,299,203 shares issued in 2008 and 2009, respectively	313	313
Paid-in capital	313,830	316,289
Retained earnings	314,373	320,835
Accumulated other comprehensive loss	(31,032)	(11,383)
Less: 2,274,822 and 2,201,974 shares of common stock in treasury, at cost in 2008 and 2009, respectively	(57,269)	(55,441)
Total shareholders’ equity	540,215	570,613
Total liabilities and shareholders’ equity	$931,661	$951,482

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine months ended
	September 30,

	As Adjusted (Note 15)
	2008	2009
Cash flows from operating activities:
Net income	$31,672	$7,182
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation	10,590	13,311
Amortization of debt discount	3,667	3,076
Amortization, all other	13,257	13,680
Stock-based compensation	3,215	3,203
Deferred income taxes	16,626	2,805
Gain on early extinguishment of debt	-	(1,083)
Sale of accounts receivable to (collections on behalf of) purchaser	(5,000)	(3,000)
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(1,398)	(5,326)
Inventories	(2,973)	(7,593)
Accounts payable	(2,205)	(1,928)
Income taxes payable (receivable)	(953)	(2,466)
Accrued compensation and benefits	3,192	2,865
Other assets	(1,966)	(1,228)
Other liabilities	(8,038)	2,281
	28,014	18,597
Net cash provided by operating activities	59,686	25,779

Cash flows from investing activities:
Purchases of property, plant, and equipment	(25,707)	(17,090)
Payments related to business acquisitions	(22,033)	(262)
Net cash used in investing activities	(47,740)	(17,352)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	7,048	360
Payments on senior credit agreement	(1,012)	(1,012)
Proceeds of senior credit agreement	-	7,000
Payments on mortgage notes	(316)	(1,037)
Payments on senior subordinated notes	-	(7,808)
Net change in cash overdrafts	-	(2,252)
Net cash provided by (used in) financing activities	5,720	(4,749)

Effect of exchange rate changes on cash and cash equivalents	2,537	(1,272)

Net increase in cash and cash equivalents	20,203	2,406

Cash and cash equivalents at beginning of period	11,695	11,811

Cash and cash equivalents at end of period	$31,898	$14,217

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2008 included in our Annual Report on Form 10-K. Effective January 1, 2009, we adopted new accounting guidance relating to our senior subordinated notes, which requires retroactive presentation.  See Note 15 for disclosure of the effect on prior period results.

Note 3 – Other comprehensive income (loss)

Comprehensive income (loss) consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Net income	$9,735	$1,288	$31,672	$7,182

Other comprehensive income (loss):

Pension liability, net of income tax	89	198	269	12,745

Cash flow hedging loss, net of income tax	-	(121)	-	(121)

Foreign currency translation adjustment	(7,638)	3,962	(4,938)	7,025

Comprehensive income (loss)	$2,186	$5,327	$27,003	$26,831

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Loss	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (loss)

Balance, December 31, 2008	$-	$(27,592)	$(3,440)	$(31,032)

Pension liability, net of income tax		12,745	-	12,745

Cash flow hedging loss, net of income tax	(121)	-	-	(121)

Foreign currency translation adjustments	-	-	7,025	7,025

Balance, September 30, 2009	$(121)	$(14,847)	$3,585	$(11,383)

Note 4 – Financial instruments

In March 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted such guidance during the quarter ended March 31, 2009.

We enter into derivative instruments for risk management purposes only.  We operate internationally and, in the normal course of business, are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use forward contracts, a type of derivative instrument, to manage our foreign currency exposures.

By nature, all financial instruments involve market and credit risks. We enter into forward contracts with a major investment grade financial institution and have policies to monitor credit risk.  While there can be no assurance, we do not anticipate any material non-performance by our counterparty.

Foreign Currency Forward Contracts.  We manage our foreign currency transaction risks through the use of forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet  hedge accounting criteria, changes in their fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss.  These changes in fair value will subsequently be reclassified into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2009 which have been accounted for as cash flow hedges totaled $12.9 million.  Net realized losses recognized for forward contracts accounted for as cash flow hedges approximated $0.1 million for the three and nine months ended September 30, 2009.  Net unrealized losses recognized for forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in Accumulated Other Comprehensive Loss totaled $0.1 million at September 30, 2009.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures with intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2009 which have not been designated as hedges totaled $41.6 million.  Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $1.8 million and $3.6 million for the three and nine months ended September 30, 2009, offsetting gains on our intercompany receivables of $1.5 million and $3.7 million, for the three and nine months ended September 30, 2009, respectively.  These gains and losses have been recorded in selling and administrative expense in the Consolidated Condensed Statements of Income.

We mark outstanding forward contracts to market.  The market value for forward foreign exchange contracts outstanding at September 30, 2009 was $0.2 million and is included in Other Current Liabilities in the Consolidated Condensed Balance Sheets.

Fair Value Disclosure. FASB guidance, defines fair value, establishes a framework for measuring fair value and related disclosure requirements. This guidance applies when fair value measurements are required or permitted. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is defined based upon an exit price model.

We adopted this guidance as of January 1, 2008, with the exception of its application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed to fiscal years beginning after November 15, 2008, which we therefore adopted as of January 1, 2009. As of September 30, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

Valuation Hierarchy. A valuation hierarchy was established for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of September 30, 2009 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes.  The value of these liabilities was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance requiring interim disclosures regarding the fair values of financial instruments.  This guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. This guidance, which does not change the accounting treatment for these financial instruments, was adopted during the quarter ended June 30, 2009.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $97.2 million and $104.4 million at December 31, 2008 and September 30, 2009, respectively, based on their quoted market price.  We repurchased and retired $9.9 million of the Notes during the nine months ended September 30, 2009 for $7.8 million and recorded a net gain of $1.1 million on the early extinguishment of debt as further described in Note 15.

Note 5 - Inventories

Inventories consist of the following:
	December 31,	September 30,
	2008	2009

Raw materials	$55,022	$46,978

Work-in-process	22,177	19,541

Finished goods	82,777	98,410

Total	$159,976	$164,929

Note 6 – Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2009.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Net income	$9,735	$1,288	$31,672	$7,182

Basic – weighted average shares outstanding	28,864	29,093	28,718	29,060

Effect of dilutive potential securities	551	90	471	36

Diluted – weighted average shares outstanding	29,415	29,183	29,189	29,096

Basic EPS	$.34	$.04	$1.10	$0.25
Diluted EPS	.33	.04	1.09	0.25

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 0.8 million and 0.9 million for the three and nine months ended September 30, 2008, respectively.  Shares excluded from the calculation of diluted EPS aggregated 2.3 million and 2.5 million for the three and nine months ended September 30, 2009, respectively.  Upon conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of September 30, 2009, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

Balance as of January 1, 2009:
Goodwill	$336,934
Accumulated impairment losses	(46,689)
Goodwill, net	290,245

Adjustments to goodwill resulting from business acquisitions finalized	217

Foreign currency translation	(83)

Balance as of September 30, 2009:
Goodwill	337,068
Accumulated impairment losses	(46,689)

Goodwill, net	$290,379

Goodwill associated with each of our principal operating units is as follows:

	December 31,	September 30,
	2008	2009

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,437	171,354

CONMED Patient Care	59,724	59,941

	$290,245	$290,379

Other intangible assets consist of the following:

	December 31, 2008		September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$127,594	$(32,187)	$127,594	$(35,412)

Patents and other intangible assets	40,714	(28,526)	41,552	(29,977)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$256,652	$(60,713)	$257,490	$(65,389)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,573 and $4,676 in the three and nine months ended September 30, 2009, respectively, and $1,550 and $4,657 in the three and nine months ended September 30, 2008, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2009, including the nine month period ended September 30, 2009 and for each of the five succeeding years is as follows:

2009	6,237
2010	6,154
2011	5,957
2012	5,902
2013	5,506
2014	4,940

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2008	2009

Balance as of January 1,	$3,306	$3,341

Provision for warranties	2,699	2,722

Claims made	(2,699)	(2,728)

Balance as of September 30,	$3,306	$3,335

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Service cost	$1,536	$46	$4,751	$1,840

Interest cost on projected benefit obligation	843	927	2,606	2,993

Expected return on plan assets	(845)	(939)	(2,614)	(2,877)

Net amortization and deferral	142	314	285	1,226

Curtailment gain	-	-	-	(4,368)

Net periodic pension cost (gain)	$1,676	$348	$5,028	$(1,186)

During the first quarter of 2009, the Company announced the freezing of benefit accruals under the defined benefit pension plan for United States employees (“the Plan”) effective May 14, 2009.  As a result, the Company recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.

We are required to contribute approximately $3.0 million to the Plan in 2009 and have contributed $4.1 million during the nine months ended September 30, 2009.  We do not expect to make any further contributions to the pension plan for 2009.

Note 10 – Other expense

Other expense consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

New plant/facility consolidation costs	$709	$1,118	$709	$2,398

CONMED Endoscopic Technologies division consolidation costs	-	339	-	339

Product recall	-	5,992	-	5,992

Net pension gain	-	-	-	(1,882)

Other expense	$709	$7,449	$709	$6,847

During the nine months ended September 30, 2009 we incurred $11.2 million in restructuring costs of which $2.4 million (including $1.1 million in the third quarter of 2009) have been recorded in other expense and include charges related to the consolidation of our distribution centers.  The remaining $8.8 million (including $2.2 million in the third quarter of 2009) in restructuring costs have been charged to cost of goods sold and represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico and the closure of two Utica, New York area manufacturing facilities (see Note 14).

During the third quarter of 2009, we began the process of consolidating the administrative offices of the CONMED Endoscopic Technologies division from its offices in Chelmsford, Massachusetts to our Corporate headquarters in Utica, New York.  The sales force and product portfolio remain unchanged and CONMED Endoscopic Technologies continues to operate as a separate division of the Company.  We incurred $0.3 million in costs, including severance and other transition costs, in the third quarter of 2009, related to the consolidation.  We expect to incur total costs associated with the consolidation, including lease termination, severance and other transitional costs, approximating $2.2 million.  The divisional consolidation is expected to be substantially completed during the fourth quarter of 2009.

During the third quarter of 2009, we announced a voluntary recall of certain model numbers of the PRO5 & PRO6 series battery handpieces and certain lots of the MC5057 Universal Cable used with certain of CONMED Linvatec’s powered handpieces.  Current models of products are not affected.  The cost of this recall is expected to be approximately $6.0 million and we have recorded this cost in the third quarter of 2009.  We do not expect any further costs associated with this recall.

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

Note 11 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating segments, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of products, production processes, customer base, distribution methods and regulatory environment.  Our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments also have similar economic characteristics and therefore qualify for aggregation.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating segments do not qualify for aggregation since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating income (loss) in these segments.

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

The following is net sales information by product line and reportable segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Arthroscopy	$69,507	$68,669	$221,681	$194,125
Powered Surgical Instruments	38,807	37,312	119,106	103,586
CONMED Linvatec	108,314	105,981	340,787	297,711
CONMED Electrosurgery	23,567	24,043	76,207	69,112
CONMED Endosurgery	15,764	15,938	48,249	47,788
CONMED Linvatec, Endosurgery and Electrosurgery	147,645	145,962	465,243	414,611
CONMED Patient Care	18,800	17,312	58,918	52,748
CONMED Endoscopic Technologies	12,964	12,201	38,776	36,747

Total	$179,409	$175,475	$562,937	$504,106

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

CONMED Linvatec, Endosurgery and Electrosurgery	$21,513	$13,139	$76,688	$40,401
CONMED Patient Care	854	592	1,997	(1,030)
CONMED Endoscopic Technologies	(1,764)	(323)	(6,609)	(3,546)
Corporate	(3,060)	(8,406)	(10,841)	(18,442)
Income from Operations	17,543	5,002	61,235	17,383

Gain on early extinguishment of debt	-	-	-	1,083
Amortization of debt discount	1,243	1,018	3,667	3,076
Interest expense	2,444	2,042	8,057	5,297

Total income before income taxes	$13,856	$1,942	$49,511	$10,093

Note 12 – Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoena may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligation of a third party we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our future performance.

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

Note 13 – New accounting pronouncements

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension plan. This guidance is effective for our year ending December 31, 2009.

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  We believe our current off balance sheet arrangement in which a wholly-owned, bankruptcy-remote, special purpose subsidiary of CONMED Corporation sells an undivided percentage ownership interest in receivables to a bank under an accounts receivable sales agreement, will no longer be permitted to be accounted for as a sale and reduction in accounts receivable beginning in 2010.  As a result, accounts receivable sold under the agreement (which aggregated $39.0 million at September 30, 2009) would be recorded as additional borrowings rather than as a reduction in accounts receivable. There will be no impact to the results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

Note 14 – Restructuring

During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing previously done by a contract manufacturing facility in Juarez, Mexico has been transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities are being centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities began in the third quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

In conjunction with our restructuring plan, we considered FASB guidance which requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.1 million and $0.9 million, respectively, as of September 30, 2009).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

As of September 30, 2009, we have incurred $15.2 million (including $3.3 million and $11.2 million, in the quarterly period and nine months ended September 30, 2009, respectively) in costs associated with the restructuring.

Approximately $11.2 million (including $2.2 million and $8.8 million, in the quarterly period and nine months ended September 30, 2009, respectively) of the total $15.2 million in restructuring costs have been charged to cost of goods sold.  The $11.2 million charged to cost of goods sold includes $5.3 million in under utilization of production facilities (including $0.7 million and $4.2 million, in the quarterly period and nine months ended September 30, 2009, respectively), $1.4 million in accelerated depreciation (including $0.3 million and $1.0 million, in the quarterly period and nine months ended September 30, 2009, respectively), $1.6 million in severance related charges (including $0.5 million and $1.5 million, in the quarterly period and nine months ended September 30, 2009, respectively), and $2.9 million in other charges (including $0.7 million and $2.1 million, in the quarterly period and nine months ended September 30, 2009, respectively).

The remaining $4.0 million (including $1.1 million and $2.4 million, in the quarterly period and nine months ended September 30, 2009, respectively) in restructuring costs have been recorded in other expense and primarily include severance, lease and other charges related to the consolidation of our distribution centers.

As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within FASB guidance, no accrual for such costs has been made at this time.

We estimate the total costs of the restructuring plan will approximate $13.6 million during 2009, including $2.7 million related to employee termination costs, $4.6 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $2.0 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $4.3 million in other restructuring related activities. We estimate approximately $2.7 million of the total anticipated $13.6 million in restructuring costs will be reported in other expense with the remaining $10.9 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

Note 15 – Convertible senior subordinated notes

In May 2008, the FASB issued guidance which specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is required to apply the guidance retrospectively to all past periods presented.  We adopted this guidance on January 1, 2009.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of September 30, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019 provided the terms of the indenture are satisfied.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the three months ended September 30, 2008 and 2009, we have recorded interest expense related to the amortization of debt discount on the Notes of $1.2 million and $1.0 million, respectively, at the effective interest rate of 6.67%.  For the nine months ended September 30, 2008 and 2009, we have recorded interest expense related to the amortization of debt discount on the Notes of $3.7 million and $3.1 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes is being amortized through November 2011.  For the three months ended September 30, 2008 and 2009, we have recorded interest expense on the Notes of $0.9 million and $0.7 million, respectively, at the contractual coupon rate of 2.50%.  For the nine months ended September 30, 2008 and 2009, we have recorded interest expense on the Notes of $2.8 million and $2.2 million, respectively, at the contractual coupon rate of 2.50%.

The following table illustrates the effects of adopting the new guidance on each Consolidated Condensed Balance Sheet line item as of December 31, 2008:

	As Originally Reported	As Adjusted	Effect of Change

Long-term debt	$196,190	$182,739	$(13,451)

Deferred income taxes	83,498	88,468	4,970

Total liabilities	399,927	391,446	(8,481)

Paid-in capital	292,251	313,830	21,579

Retained earnings	327,471	314,373	(13,098)

Total shareholders’ equity	531,734	540,215	8,481

The following tables illustrate the effects of adopting the new guidance on each Consolidated Condensed Statement of Income for the three and nine months ended September 30, 2008 and Consolidated Condensed Statement of Cash Flows line item for the nine months ended September 30, 2008:

	As Originally Reported	As Adjusted	Effect of Change

Consolidated condensed statement of income for the three months ended September 30, 2008:

Amortization of debt discount	$-	$1,243	$1,243

Income before income taxes	15,099	13,856	(1,243)

Provision for income taxes	4,580	4,121	(459)

Net income	10,519	9,735	(784)

EPS:

Basic	$.36	.34	$(.02)
Diluted	.36	.33	(.03)

Consolidated condensed statement of income for the nine months ended September 30, 2008:

Amortization of debt discount	$-	$3,667	$3,667

Income before income taxes	53,178	49,511	(3,667)

Provision for income taxes	19,194	17,839	(1,355)

Net income	33,984	31,672	(2,312)

EPS:

Basic	$1.18	1.10	$(.08)
Diluted	1.16	1.09	(.07)

Consolidated condensed statement of cash flow:

Net income	33,984	31,672	(2,312)

Amortization of debt discount	-	3,667	3,667

Deferred income taxes	17,981	16,626	(1,355)

Amounts recognized in the consolidated condensed balance sheets consist of the following:

	December 31,	September 30,
	2008	2009

Principal value of the Notes	$125,000	$115,093

Unamortized discount	(13,451)	(9,359)

Carrying value of the Notes	$111,549	$105,734

Equity component	$21,579	$21,491

During the nine months ended September 30, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount.

Note 16 – Subsequent events

We evaluated subsequent events through November 2, 2009, the date the financial statements have been issued.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Arthroscopy	38.7%	39.1%	39.4%	38.5%
Powered Surgical Instruments	21.6	21.2	21.1	20.5
Electrosurgery	13.2	13.7	13.5	13.7
Endosurgery	8.8	9.1	8.6	9.5
Patient Care	10.5	9.9	10.5	10.5
Endoscopic Technologies	7.2	7.0	6.9	7.3
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and nine months ended September 30, 2009, sales to purchasers outside of the United States accounted for 44.0% and 44.4%, respectively, of total net sales.

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

Business Challenges

Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, 2009 has presented significant business challenges.  While we are cautiously optimistic that the overall economic outlook is improving, we still expect 2009 total revenues to be lower by approximately 8% as compared to 2008 levels, reflecting lower sales volumes, especially of our capital products, and a significant unfavorable impact from foreign currency translation due to a stronger United States dollar as compared with currencies such as the Euro.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

We are in the process of executing our operational restructuring plan which began in the third quarter of 2008.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing that was done by a contract manufacturing facility in Juarez, Mexico has been transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities are being centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe the successful execution of our restructuring plan will lower our costs by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  We expect the transition of manufacturing operations and consolidation of distribution activities to be largely completed by the fourth quarter of 2009.  However, we cannot be certain such activities will be completed in the estimated time period or that planned cost savings will be achieved.

Our CONMED Endoscopic Technologies operating segment has suffered from sales declines and operating losses since its acquisition from C.R. Bard in September 2004.  We have corrected the operational issues associated with product shortages that resulted following the acquisition of the Endoscopic Technologies business and have begun consolidating the administrative functions of the Endoscopic Technologies business from Chelmsford, Massachusetts to our Corporate Headquarters in Utica, New York.  We believe by reducing costs while continuing to invest in new product development, we can achieve increased sales and ensure a return to profitability.

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2008 describes the significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the third quarter of 2009.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.1 million at September 30, 2009 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.4 million and other intangible assets of $192.1 million as of September 30, 2009.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We last completed our goodwill impairment testing as of October 1, 2008 and determined that no impairment existed at that date.  Our CONMED Patient Care operating segment has the least excess of fair value over invested capital of our reporting units, although a 10% decrease in the estimated fair value of any of our reporting units at the date of our 2008 assessment would not have resulted in a goodwill impairment charge.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing.

Intangible assets with a finite life are amortized over the estimated useful life of the asset and are evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of an intangible asset subject to amortization is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.  An impairment loss is recognized by reducing the carrying amount of the intangible asset to its current fair value.

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

For the third quarter of 2009 we recorded pension expense of $0.3 million. For the nine months ending September 30, 2009 we recorded a net pension gain of $1.2 million (including a $4.4 million curtailment gain and pension expense of $3.2 million).  Pension expense for the full year 2009 is estimated at a gain of $0.9 million (including a $4.4 million curtailment gain and pension expense of $3.5 million) compared to a $6.9 million charge in 2008.  The reduction in estimated pension expense in 2009 as compared with 2008 is due to the freeze in benefit accruals.

We have recorded additional expense of approximately $1.0 million and $3.0 million in the three and nine months ending September 30, 2009 related to an additional employer 401(k) contribution which is intended to offset some of the impact on employees of the freeze in pension benefit accruals.  We expect the full year 2009 cost of the additional employer 401(k) contribution to approximate $4.0 million.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights are recognized in the financial statements based on their fair values.  Compensation expense is recognized using a straight-line method over the vesting period.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $32.3 million at September 30, 2009.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

We have established a valuation allowance to reflect the uncertainty of realizing the benefits of certain net operating loss carryforwards recognized in connection with an acquisition.  Effective January 1, 2009, changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions that closed prior to this effective date, generally will affect income tax expense. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards.  Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates and ongoing and future taxable income levels.

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.2	50.1	47.9	52.1
Gross profit	52.8	49.9	52.1	47.9
Selling and administrative expense	37.8	38.4	36.6	38.4
Research and development expense	4.8	4.4	4.5	4.6
Other expense	0.4	4.2	0.1	1.4
Income from operations	9.8	2.9	10.9	3.5
Gain on early extinguishment of debt	0.0	0.0	0.0	0.2
Amortization of bond discount	0.7	0.6	0.7	0.6
Interest expense	1.4	1.2	1.4	1.1
Income before income taxes	7.7	1.1	8.8	2.0
Provision for income taxes	2.3	0.4	3.2	0.6
Net income	5.4%	0.7%	5.6%	1.4%

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Sales for the quarterly period ended September 30, 2009 were $175.5 million, a decrease of $3.9 million (-2.2%) compared to sales of $179.4 million in the comparable 2008 period with decreases across all product lines except Electrosurgery and EndoSurgery.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $4.7 million of the decrease.  In local currency, sales increased 0.4%.  Sales of capital equipment decreased $3.4 million (-7.1%) from $47.6 million in the third quarter of 2008 to $44.2 million in the third quarter of 2009; sales of single-use products decreased $0.5 million (-0.4%) from $131.8 million in the third quarter of 2008 to $131.3 million in the third quarter of 2009.  On a local currency basis, sales of capital equipment decreased 4.4% while single-use products increased 2.2%.

Cost of sales increased to $87.8 million in the quarterly period ended September 30, 2009 as compared to $84.7 million in the same period a year ago on overall decreases in sales volumes as described above.  Gross profit margins decreased 2.9 percentage points to 49.9% in the quarterly period ended September 30, 2009 as compared to 52.8% in the same period a year ago.  The decrease in gross profit margins of 2.9 percentage points is primarily a result of the effects of unfavorable foreign currency exchange rates on sales (1.3 percentage points), restructuring of the Company’s operations as more fully described in Note 14 (1.2 percentage points) and product mix (0.4 percentage points).

Selling and administrative expense decreased $0.3 million (-0.4%) to $67.5 million in the quarterly period ended September 30, 2009 as compared to $67.8 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.7 million of the decrease, offset by $1.4 million in increased spending on sales force and other administrative expenses.  Selling and administrative expense as a percentage of net sales increased to 38.4% in the quarterly period ended September 30, 2009 as compared to 37.8% in the same period a year ago as a result of lower sales.  This increase of 0.6 percentage points is primarily attributable to higher sales force and other administrative expenses (0.6 percentage points) as a percent of sales.

Research and development expense totaled $7.7 million in the quarterly period ended September 30, 2009 as compared to $8.6 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased 0.4 percentage points to 4.4% for the quarterly period ending September 30, 2009 compared to 4.8% in the same period a year ago, with decreased spending in all operating segments except CONMED Endosurgery and CONMED Linvatec.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended September 30, 2009 consisted of a $1.1 million charge related to the restructuring of certain of the Company’s operations, a $0.3 million charge related to the consolidation of the administrative functions of the CONMED Endoscopic Technologies division, and a $6.0 million charge related to a voluntary recall of certain of our powered instrument products.  Other expense in the quarterly period ended September 30, 2008 consisted of a $0.7 million charge related to the restructuring of certain of the Company’s operations.

Amortization of debt discount in the quarterly period ended September 30, 2009 was $1.0 million compared to $1.2 million in the same period a year ago. This amortization is associated with the implementation of FASB guidance as of January 1, 2009 as further described in Note 15 to the Consolidated Condensed Financial Statements.

Interest expense in the quarterly period ended September 30, 2009 was $2.0 million as compared to $2.4 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the quarterly period ended September 30, 2009 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 3.34% in the quarterly period ended September 30, 2009 as compared to 3.60% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 33.7% for the quarterly period ended September 30, 2009 compared to the 29.7% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended September 30, 2009 is higher than that recorded in the same period a year ago primarily due to adjustments in 2008 resulting from the filing of Federal and state corporate tax returns for the 2007 tax year and receipt of tax refunds and related interest income attributable to the 2002 through 2004 amended Federal tax returns.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2008, Note 6 to the Consolidated Financial Statements.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Sales for the nine months ended September 30, 2009 were $504.1 million, a decrease of $58.8 million (-10.4%) compared to sales of $562.9 million in the comparable 2008 period with decreases across all product lines.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $27.2 million of the decrease.  In local currency, sales decreased 5.6%.  Sales of capital equipment decreased $35.5 million (-23.3%) from $152.1 million in the nine months ended September 30, 2008 to $116.6 million in the nine months ended September 30, 2009; sales of single-use products decreased $23.3 million (-5.7%) from $410.8 million in the nine months ended September 30, 2008 to $387.5 million in the nine months ended September 30, 2009.  On a local currency basis, sales of capital equipment decreased 18.7% while single-use products decreased 0.8%.

Cost of sales decreased to $262.8 million in the nine months ended September 30, 2009 as compared to $269.6 million in the same period a year ago on overall decreases in sales volumes as described above.  Gross profit margins decreased 4.2 percentage points to 47.9% in the nine months ended September 30, 2009 as compared to 52.1% in the same period a year ago.  The decrease in gross profit margins of 4.2 percentage points is primarily a result of the effects of unfavorable foreign currency exchange rates on sales (2.7 percentage points) and restructuring of the Company’s operations as more fully described in Note 14 (1.7 percentage points) offset by improved product mix (0.2 percentage points).

Selling and administrative expense decreased $12.5 million (-6.1%) to $193.5 million in the nine months ended September 30, 2009 as compared to $206.0 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $9.9 million of the decrease.  Selling and administrative expense as a percentage of net sales increased to 38.4% in the nine months ended September 30, 2009 as compared to 36.6% in the same period a year ago as a result of lower sales.  This increase of 1.8 percentage points is primarily attributable to higher benefit related costs (0.6 percentage points) and higher sales force and other administrative expenses (1.2 percentage points) as a percent of sales.

Research and development expense totaled $23.6 million in the nine months ended September 30, 2009 as compared to $25.4 million in the same period a year ago.  As a percentage of net sales, research and development expense increased to 4.6% for the nine months ended September 30, 2009 compared to 4.5% in the same period a year ago. The increase in research and development expense of 0.1 percentage point is due to increased spending on our CONMED Linvatec orthopedic products (0.6 percentage points) offset by decreases in other research and development spending (0.5 percentage points).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2009 consisted of a $2.4 million charge related to the restructuring of certain of the Company’s operations, a $0.3 million charge related to the consolidation of the administrative functions of the CONMED Endoscopic Technologies division, a $6.0 million charge related to a voluntary recall of certain of our powered instrument products, and a $1.9 million first quarter net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.  Other expense in the nine months ended September 30, 2008 consisted of a $0.7 million charge related to the restructuring of certain of the Company’s operations

During the first quarter of 2009, we repurchased and retired $9.9 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 15 to the Consolidated Condensed Financial Statements.

Amortization of debt discount in the nine months ended September 30, 2009 was $3.1 million compared to $3.7 million in the same period a year ago. This amortization is associated with the implementation of FASB guidance as of January 1, 2009 as further described in Note 15 to the Consolidated Condensed Financial Statements.

Interest expense in the nine months ended September 30, 2009 was $5.3 million as compared to $8.1 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the nine months ended September 30, 2009 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 2.85% in the nine months ended September 30, 2009 as compared to 3.70% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 28.8% for the nine months ended September 30, 2009 compared to the 36.0% effective tax rate recorded in the same period a year ago.  The effective tax rate for the nine months ended September 30, 2009 is lower than that recorded in the same period a year ago as a result of the settlement of our 2007 IRS examination in the first quarter of 2009, and the resulting adjustment to our reserves and reduction of income tax expense as well as the benefit of the research and development tax credit recognized in 2009 (not extended or recognized in 2008 until the fourth quarter).  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2008, Note 6 to the Consolidated Financial Statements.

Operating Segment Results:

Segment information is prepared on the same basis that we review financial information for operational decision-making purposes.  We conduct our business through five principal operating segments: CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  Based upon the aggregation criteria for segment reporting, we have grouped our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments into a single reporting segment.  The economic characteristics of CONMED Patient Care and CONMED Endoscopic Technologies do not meet the criteria for aggregation due to the lower overall operating income (loss) of these segments.

The following tables summarize the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2008 and 2009.

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Net sales	$147,645	$145,962	$465,243	$414,611

Income from operations	21,513	13,139	76,688	40,401

Operating margin	14.6%	9.0%	16.5%	9.7%

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

•
Arthroscopy sales decreased $0.8 million (-1.2%) in the quarter ended September 30, 2009 to $68.7 million from $69.5 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $2.1 million of the decrease.  Sales of capital equipment decreased $2.1 million (-9.7%) from $21.7 million in the third quarter of 2008 to $19.6 million in the third quarter of 2009; sales of single-use products increased $1.3 million (2.7%) from $47.8 million in the third quarter of 2008 to $49.1 million in the third quarter of 2009.  On a local currency basis, sales of capital equipment decreased 6.9% while single-use products increased 5.9%.  Arthroscopy sales decreased $27.6 million (-12.4%) in the nine months ended September 30, 2009 to $194.1 million from $221.7 million in the same period a year ago. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $12.5 million of the decrease.  Sales of capital equipment decreased $19.0 million (-26.7%) from $71.1 million in the nine months ended September 30, 2008 to $52.1 million in the nine months ended September 30, 2009;  sales of single-use products decreased $8.6 million (-5.7%) from $150.6 million in the nine months ended September 30, 2008 to $142.0 million in the nine months ended September 30, 2009.  On a local currency basis, sales of capital equipment decreased 22.6% while single-use products increased 0.7%.

•
Powered surgical instrument sales decreased $1.5 million (-3.9%) in the quarterly period ended September 30, 2009 to $37.3 million from $38.8 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $1.4 million of the decrease.  Sales of capital equipment decreased $1.5 million (-7.6%) from $19.8 million in the third quarter of 2008 to $18.3 million in the third quarter of 2009;  sales of single-use products remained flat at $19.0 million in the third quarter of 2009 compared to the third quarter of 2008.  On a local currency basis, sales of capital equipment decreased 4.5% while single-use products increased 4.2%.  Powered surgical instrument sales decreased $15.5 million (-13.0%) in the nine months ended September 30, 2009 to $103.6 million from $119.1 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $8.2 million of the decrease.  Sales of capital equipment decreased $11.5 million (-19.5%) from $58.9 million in the nine months ended September 30, 2008 to $47.4 million in the nine months ended September 30, 2009;  sales of single-use products decreased $4.0 million (-6.6%) from $60.2 million in the nine months ended September 30, 2008 to $56.2 million in the nine months ended September 30, 2009.  On a local currency basis, sales of capital equipment decreased 14.1% while single-use products increased 1.7%.

•
Electrosurgery sales increased $0.6 million (2.6%) in the quarterly period ended September 30, 2009 to $24.1 million from $23.5 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.3 million.  Sales of capital equipment increased $0.2 million (3.3%) from $6.1 million in the third quarter of 2008 to $6.3 million in the third quarter of 2009; sales of single-use products increased $0.4 million (2.3%) from $17.4 million in the third quarter of 2008 to $17.8 million in the third quarter of 2009.  On a local currency basis, sales of capital equipment increased 4.9% while single-use products increased 3.4%.  Electrosurgery sales decreased $7.1 million (-9.3%) in the nine months ended September 30, 2009 to $69.1 million from $76.2 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $2.1 million of the decrease.  Sales of capital equipment decreased $5.0 million (-22.6%) from $22.1 million in the nine months ended September 30, 2008 to $17.1 million in the nine months ended September 30, 2009;  sales of single-use products decreased $2.1 million (-3.9%) from $54.1 million in the nine months ended September 30, 2008 to $52.0 million in the nine months ended September 30, 2009.  On a local currency basis, sales of capital equipment decreased 18.6% while single-use products decreased 1.7%.

•
Endosurgery single-use sales remained flat at $15.9 in the quarterly period ended September 30, 2009 compared to $15.8 million in the same period a year ago. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.4 million.  On local currency basis, sales increased 3.2%. Endosurgery single-use sales decreased $0.4 million (-0.8%) in the nine months ended September 30, 2009 to $47.8 million from $48.2 million in the comparable 2008 period.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) account for approximately $2.0 million of the decrease.  On a local currency basis, sales increased 3.3%.

•
Operating margins as a percentage of net sales decreased 5.6 percentage points to 9.0% in the quarterly period ended September 30, 2009 compared to 14.6% in 2008 principally as a result of lower gross margins (1.5 percentage points) due to unfavorable foreign currency exchange rates and costs associated with the voluntary recall of certain powered instrument products (4.1 percentage points);  see Note 10 to the Consolidated Condensed Financial Statements for further discussion.

•
Operating margins as a percentage of net sales decreased 6.8 percentage points to 9.7% in the nine months ended September 30, 2009 compared to 16.5% in 2008 principally as a result of lower gross margins (2.5 percentage points) due to unfavorable foreign currency exchange rates, higher research and development spending (0.7 percentage points) due to increased emphasis on our CONMED Linvatec orthopedic products, and costs associated with the voluntary recall of certain powered instrument products (1.4 percentage points);  see Note 10 to the Consolidated Condensed Financial Statements for further discussion.  In addition, sales force and other administrative expenses increased 2.2 points as a percentage of lower overall sales.

CONMED Patient Care

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Net sales	$18,800	$17,312	$58,918	$52,748

Income from operations	854	592	1,997	(1,030)

Operating margin	4.5%	3.4%	3.4%	-2.0%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales decreased $1.5 million (-8.0%) in the quarter ended September 30, 2009 to $17.3 million from $18.8 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.1 million.  On a local currency basis, sales decreased 7.4%.  Patient care sales decreased $6.1 million (-10.4%) in the nine months ended September 30, 2009 to $52.8 million from $58.9 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.6 million.  On a local currency basis, sales decreased 9.3%.

•
Operating margins as a percentage of net sales decreased 1.1 percentage points to 3.4% for the quarter ended September 30, 2009 compared to 4.5% in 2008 while operating margins decreased 5.4 percentage points to -2.0% for the nine months ended September 30, 2009 compared to 3.4% in the same period a year ago. The decrease in operating margins in the quarter and nine months ended September 30, 2009 is primarily due to the decreases in gross margins of 1.9 and 2.2 percentage points, respectively, compared to the same period a year ago.  Higher selling and administrative costs (3.1 and 5.0 percentage points, respectively) accounted for the remaining increase and were offset by decreased research and development spending (3.9 and 1.8 percentage points, respectively) mainly due to our Endotracheal Cardiac Output Monitor (“ECOM”) project.

CONMED Endoscopic Technologies

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Net sales	$12,964	$12,201	$38,776	$36,747

Loss from operations	(1,764)	(323)	(6,609)	(3,546)

Operating margin	(13.6%)	(2.6%)	(17.0%)	(9.6%)

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $0.8 million (-6.2%) in the quarter ended September 30, 2009 to $12.2 million compared to $13.0 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.3 million of the decrease.  On a local currency basis, sales decreased 3.8%.  Endoscopic Technologies sales decreased $2.1 million (-5.4%) in the nine months ended September 30, 2009 to $36.7 million from $38.8 million in the same period a year ago.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.7 million of the decrease.  On a local currency basis, sales decreased 1.0%.

•
Operating margins as a percentage of net sales increased 11.0 percentage points to -2.6% in the quarterly period ending September 30, 2009 compared to -13.6% in 2008 while operating margins increased 7.4 percentage points to -9.6% in the nine months ended September 30, 2009 compared to -17.0% in the same period a year ago.  The increase in operating margins in the quarter and nine months ending September 30, 2009 is principally due to higher gross margins (5.2 and 2.7 percentage points, respectively), lower research and development spending of (2.8 and 2.5 percentage points, respectively) and overall lower spending in selling and administrative expenses (5.8 and 3.1 percentage points, respectively) offset by costs associated with the consolidation of the administrative offices (2.8 and 0.9 percentage points, respectively).

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

Cash provided by operations

Our net working capital position was $235.3 million at September 30, 2009.  Net cash provided by operating activities was $25.8 million in the nine months ended September 30, 2009 and $59.7 million in the same period a year ago.    Net cash provided by operating activities decreased by $33.9 million in 2009 as compared to 2008 primarily as a result of a $24.5 million decrease in net income in the nine months ending September 30, 2009 as compared to the same period a year ago

Investing cash flows

Net cash used in investing activities in the nine month period ended September 30, 2009 consisted mainly of capital expenditures.  Capital expenditures were $25.7 million and $17.1 million for the nine month period ended September 30, 2008 and 2009, respectively.

The decrease in capital expenditures in the nine month period ended September 30, 2009 compared to the same period a year ago is primarily due to the completion during the quarter ended June 30, 2009 of the implementation of an enterprise business software application as well as certain other infrastructure improvements related to our restructuring efforts as more fully described in Note 14 and in “Restructuring” below.  The completion of the implementation of the enterprise business software application and certain other infrastructure improvements should result in lower capital expenditures during the remainder of 2009.  Capital expenditures are expected to approximate $25.0 million in 2009.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2009 consisted primarily of $7.0 million in borrowings on our revolving credit facility under our senior credit agreement, a $7.8 million repurchase of our 2.50% convertible senior subordinated notes, $1.0 million in payments on our term loan under our senior credit agreement, $1.0 million in payments on our mortgage loan, and a $2.3 million net change in cash overdrafts.  See Note 15 to the Consolidated Condensed Financial Statements for further discussion of the repurchase of the Notes.

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were $11.0 million in borrowings outstanding on the revolving credit facility as of September 30, 2009.  Our available borrowings on the revolving credit facility at September 30, 2009 were $82.0 million with approximately $7.0 million of the facility set aside for outstanding letters of credit.  There were $56.6 million in borrowings outstanding on the term loan at September 30, 2009.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.76% at September 30, 2009) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.50% or an alternative base rate (3.50% at September 30, 2009).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of September 30, 2009. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 8.25% per annum compounded semiannually through June 2009, after which semiannual payments of principal and interest commence, continuing through June 2019 (the "Class C note").  The principal balance outstanding on the Class C note aggregated $11.7 million at September 30, 2009.  This mortgage note is secured by the CONMED Linvatec property and facilities.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the nine months ended September 30, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of September 30, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes will be able to require that we repurchase some or all of the Notes on November 15, 2011, 2014 and 2019 provided the terms of the indenture are satisfied.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock in any calendar year.  We did not repurchase any shares during the first nine months of 2009.  We have financed repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Off-balance sheet arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $50.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of September 30, 2009, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $39.0 million, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.4 million in the nine months ended September 30, 2009 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser.  The pool of  receivables is in full compliance with these ratios.  Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement.  In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases.  To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.  Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable.  The purchaser commitment was amended effective October 30, 2009 whereby the purchase commitment was decreased from $50.0 million to $40.0 million and extended through October 29, 2010 under otherwise substantially the same terms and conditions.

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  As a result of this new guidance, we believe our accounts receivable sales agreement, will no longer be permitted to be accounted for as a sale and reduction in accounts receivable beginning in 2010.  As a result, accounts receivable sold under the agreement will be recorded as additional borrowings rather than as a reduction in accounts receivable.

Restructuring

During the second quarter of 2008, we announced a plan to restructure certain of our operations.  The restructuring plan includes the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing to be transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing previously done by a contract manufacturing facility in Juarez, Mexico has been transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities are being centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe our restructuring plan will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The transition of manufacturing operations and consolidation of distribution activities began in the third quarter of 2008 and is expected to be largely completed by the fourth quarter of 2009.

In conjunction with our restructuring plan, we considered FASB guidance which requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Based on the announced restructuring plan, our current expectation is that it is more likely than not, that the two manufacturing facilities located in the Utica, New York area scheduled to be closed as a result of the restructuring plan, will be sold prior to the end of their previously estimated useful lives.  Even though we expect to sell these facilities prior to the end of their useful lives, we do not believe that at present we meet the criteria to designate these assets as held for sale and accordingly we have tested them for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the two manufacturing facilities scheduled to close under the restructuring plan by comparing future cash flows expected to be generated by these facilities (undiscounted and without interest charges) against their carrying amounts ($2.1 million and $0.9 million, respectively, as of September 30, 2009).  Since future cash flows expected to be generated by these facilities exceeds their carrying amounts, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be taken in the future when the facilities are no longer in use.

As of September 30, 2009, we have incurred $15.2 million (including $3.3 million and $11.2 million, in the quarterly period and nine months ended September 30, 2009, respectively) in costs associated with the restructuring.

Approximately $11.2 million (including $2.2 million and $8.8 million, in the quarterly period and nine months ended September 30, 2009, respectively) of the total $15.2 million in restructuring costs have been charged to cost of goods sold.  The $11.2 million charged to cost of goods sold includes $5.3 million in under utilization of production facilities (including $0.7 million and $4.2 million, in the quarterly period and nine months ended September 30, 2009, respectively), $1.4 million in accelerated depreciation (including $0.3 million and $1.0 million, in the quarterly period and nine months ended September 30, 2009, respectively), $1.6 million in severance related charges (including $0.5 million and $1.5 million, in the quarterly period and nine months ended September 30, 2009, respectively), and $2.9 million in other charges (including $0.7 million and $2.1 million, in the quarterly period and nine months ended September 30, 2009, respectively).

The remaining $4.0 million (including $1.1 million and $2.4 million, in the  quarterly period and nine months ended September 30, 2009, respectively) in restructuring costs have been recorded in other expense and primarily include severance, lease and other charges related to the consolidation of our distribution centers.

As our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within FASB guidance, no accrual for such costs has been made at this time.

We estimate the total costs of the restructuring plan will approximate $13.6 million during 2009, including $2.7 million related to employee termination costs, $4.6 million in expense related to abnormally low production levels at certain of our plants (as we transfer production to alternate sites), $2.0 million in accelerated depreciation at one of the two Utica, New York area facilities which are expected to close and $4.3 million in other restructuring related activities. We estimate approximately $2.7 million of the total anticipated $13.6 million in restructuring costs will be reported in other expense with the remaining $10.9 million charged to cost of goods sold.  The restructuring plan impacts Corporate manufacturing and distribution facilities which support multiple reporting segments.  As a result, costs associated with the restructuring plan will be reflected in the Corporate line within our business segment reporting.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and nine month periods ended September 30, 2009.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2008 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2009.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except the change discussed under “Change in Internal Control over Financial Reporting,” below.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2009, we implemented a new enterprise resource planning (“ERP”) system in our CONMED Linvatec operating unit. The implementation of the ERP system represents a material change in our internal controls over financial reporting.

Management is reviewing and evaluating the design of key controls in the new ERP system and the accuracy of the data conversion that is taking place during the implementation and thus far has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls are being maintained or enhanced by the new ERP system, we have not completed our testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6.  Exhibits

Exhibits

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Employment Agreement for Joseph J. Corasanti

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: November 2, 2009

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President – Finance and
Chief Financial Officer

Exhibit Index

Sequential Page
Exhibit		Number

10.1	Amended and Restated Employment Agreement for Joseph J. Corasanti	E-1

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-9

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-10

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-11