Form 10-K
period 2009-12-31
CONMED CORP
filed 2010-02-25
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009	Commission file number 0-16093
CONMED CORPORATION (Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $451,273,053 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 22, 2010 was 29,162,535

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

Part I

CONMED CORPORATION
Item 1.	Business
Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder and Chairman of the Board.  CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies.  They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,500 employees distribute its products worldwide from eight manufacturing locations.  See Note 8 to the Consolidated Financial Statements for further discussion of our reporting segments and financial information about geographic areas.

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

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics.  The number of surgical procedures performed is increasing and we believe the long term demographic trend will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures.  Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before.  Sales of surgical products aggregated approximately 90% of our total net revenues in 2009.  See “Products.”

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

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 250 employee sales representatives and 200 sales professionals employed by independent sales agent groups.  Each of our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell.   Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices.  Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets.  We directly service hospital customers located in these markets through an employee-based international sales force of approximately 240 sales representatives.  We also maintain distributor relationships domestically and in numerous countries worldwide.  See “—Marketing.”

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

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.  These efforts are evidenced by recent product introductions, such as the CONMED Linvatec Shoulder Restoration System.

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

Products –

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2007	2008	2009
Arthroscopy	38%	38%	39%
Powered Surgical Instruments	21	21	21
Electrosurgery	13	14	14
Patient Care	11	11	10
Endosurgery	9	9	9
Endoscopic Technologies	8	7	7
Total	100%	100%	100%
Net Sales (in thousands)	$694,288	$742,183	$694,739

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

Arthroscopy
Product	Description	Brand Name
Ablators and Shaver Ablators	Electrosurgical ablators and resection ablators to resect and remove soft tissue and bone; used in knee, shoulder and small joint surgery.	Lightwave™ Trident®
Knee Reconstructive Systems	Products used in cruciate reconstructive surgery; includes instrumentation, screws, pins and ligament harvesting and preparation devices.	Paramax® Pinn-ACL® Grafix® Matryx™ Bioscrew® EndoPearl® XtraLok®
Soft Tissue Repair Systems	Instrument systems designed to attach specific torn or damaged soft tissue to bone or other soft tissue in the knee, shoulder and wrist; includes instrumentation, guides, hooks and suture devices.	Spectrum® Inteq® Shuttle Relay™ Blitz® Hi-Fi™ Suture Saver™ Spectrum MVP Super Shuttle
Fluid Management Systems	Disposable tubing sets, disposable and reusable inflow devices, pumps and suction/waste management systems for use in arthroscopic and general surgeries.	Apex® Quick-Flow® Quick-Connect® 87K™ 10K® 24K™

Arthroscopy
Product	Description	Brand Name
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
BioScrew™
Bio-Anchor®
BioTwist®
UltraFix®
Revo®
Super Revo®
Bionx™
Meniscus Arrow™
Smart Nail®
Smart Pin®
Smart Screw®
Smart Tack®
The Wedge™
Biostinger®
Hornet®
ThRevo™
Duet™
Impact™
Bio-Mini Revo™
XO Button™
Paladin
Presto
SRS
PopLok™
CrossFT™

Integrated operating room systems and equipment	Centralized operating room management and control systems, service arms and service managers.	CONMED® Nurse’s Assistant® SmartOR
Arthroscopic Shaver Systems	Electrically powered shaver handpieces that accommodate a large variety of shaver blade disposables specific to clinical specialty and technological precision.	Advantage® Turbo™ Gator® Great White® Mako™ Merlin® Sterling® Ultracut® Zen™ ReAct™

Arthroscopy
Product	Description	Brand Name
Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™ Dry Doc® Cannulae Hip Arthroscopy Kit

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

Our line of powered instruments is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries.  Large bone, neurosurgical, spinal and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physicians’ offices.  Our CONMED Linvatec subsidiary has devoted significant resources in the development of new technologies for battery, electric and pneumatic powertool platforms which may be easily adapted and modified for new procedures.

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

Powered Surgical Instruments
Product	Description	Brand Name
Large Bone	Powered saws, drills and related disposable accessories for use primarily in total knee and hip joint replacements and trauma surgical procedures.	Hall® Surgical PowerPro® PowerProMax™ Advantage® MPower™

Powered Surgical Instruments
Product	Description	Brand Name
Small Bone	Powered saws, drills and related disposable accessories for hand, foot, and other small bone related surgical procedures.	Hall® Surgical MicroPower™ Advantage® Micro 100™ MPower™
Otolaryngology Neurosurgery Spine Oral/maxillofacial	Specialty powered saws, drills and related disposable accessories for use in neurosurgery, spine, otolaryngologic and oral/maxillofacial procedures.	Hall® Surgical E9000® UltraPower® Hall Osteon® Hall Ototome® Coolflex® Surgairtome Two® Smart Guard®
Cardiothoracic	Powered sternum saws and related disposable accessories for use by cardiothoracic surgeons.	Hall® Surgical MicroPower® Micro 100™ Power Pro® PowerProMax™ MPower™

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

Also included in our portfolio of energy-based products is the Argon Beam Coagulation (ABC®) technology.  ABC® technology combines the use of argon gas and electrosurgical energy to allow the surgeon to produce a surface coagulation which results in less tissue damage.  The electrical energy travels through an ionized column of gas so that the energy is applied to bleeding tissue in a non-contact mode.  Clinicians have reported notable benefits of ABC® technology in certain procedures such as liver resection, cancer tissue resection, heart bypass and trauma. In addition, certain handpieces allow ABC® to be used to dissect tissue through direct contact.

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
Active Electrodes
Surgical accessory electrodes that are inserted into electrosurgical pencils. These electrodes are available with and without the proprietary UltraClean™ coating which provides an easy to clean electrode surface during surgery.
UltraClean™
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

Endoscopic Technologies
Product	Description	Brand Name
Pulmonary	Transbronchial Cytology and Histology Aspiration Needles, Disposable Biopsy Forceps, Cytology Brushes and Bronchoscope Cleaning Brushes	Wang® Blue Bullet® Precisor® Precisor BRONCHO® Precisor® EXL™ GARG™
Biopsy	Disposable biopsy forceps, Percutaneous Liver Biopsy instrument, Disposable Cytology Brushes	Precisor® OptiBite® Monopty®
Polypectomy	Disposable Polypectomy Snares, Retrieval Nets, Polyp Traps	Singular® Optimizer® Polyptrap™ Nakao Spidernet™ Orbit-Snare®

Endoscopic Technologies
Product	Description	Brand Name
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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2007, 2008 and 2009.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IHNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

•	60 employee sales representatives and 200 sales representatives working for independent sales agent groups selling arthroscopy and powered surgical instrument products;
•	60 employee sales representatives selling electrosurgery products;
•	40 employee sales representatives selling endosurgery products;
•	50 employee sales representatives selling patient care products;
•	40 employee sales representatives selling endoscopic technologies products.

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

Each of our dedicated sales professionals is highly knowledgeable in the applications and procedures for the products they sell.  Our sales professionals  provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

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

Manufacturing

We manufacture substantially all of our products and assemble them from components, many of which we produce.  Our strategy has historically been to vertically integrate our manufacturing facilities in order to develop a competitive advantage.  This integration provides us with cost efficient and flexible manufacturing operations which permit us to allocate capital more efficiently.  Additionally, we attempt to exploit commercial synergies between operations, such as the procurement of common raw materials and components used in production.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through, payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $4.4 million, $4.4 million and $3.5 million in 2007, 2008 and 2009, respectively.

Amounts expended for Company sponsored research and development was approximately $30.4 million, $33.1 million and $31.8 million during 2007, 2008, and 2009, respectively.

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

Government Regulation and Quality Systems

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  Authorization to commercially distribute our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification.  This process requires us to demonstrate that our new products or substantially modified products are substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval.  We must continually meet certain FDA standards to market our products in the United States. (Our products are classified as Class I, IIa, IIb and III in the European Union (EU) and subject to regulation by our European Notified Body).    Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product’s marketing or notification from the FDA to halt the distribution of certain medical devices.

Medical device regulations continue to evolve world-wide.  Products marketed in the EU and other countries require preparation of technical files and design dossiers which demonstrate compliance with applicable international regulations. Products marketed in Australia are subject to a new classification system and have been re-registered under the updated Therapuetics Goods Act in 2007.  Products marketed in Japan must be re-registered under the Ministry of Health’s recently updated Pharmacuetical Affairs Law (PAL). As government regulations continue to change, there is a risk that the distribution of some of our products may be interrupted or discontinued if they do not meet the new requirements.

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

Our products may become subject to recall or market withdrawal regulations and we have made product recalls in the past.  No product recall has had a material effect on our financial condition, however there can be no assurance that regulatory issues will not have a material adverse effect in the future.

Any change in existing federal, state, foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations may result in a material adverse effect on our financial condition or results of operations.

Employees

As of December 31, 2009, we had approximately 3,500 full-time employees, including approximately 2,000 in operations, 135 in research and development, and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our employees are represented by a labor union.

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

The results of our business are directly tied to the economic conditions in the health care industry and the broader economy as a whole.  Given the difficult economic environment we experienced in 2008 and much of 2009 including extreme volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we continue to face significant business challenges.  Approximately 25% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.  Our revenue declined in 2009 as compared to 2008 primarily as a result of the difficult economic environment.  While we are cautiously optimistic that the overall global economic environment is improving and are therefore forecasting a return to revenue growth in 2010, there can be no assurance that the improvement in the economic environment will be sustained or that revenue growth will be achieved.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales.  Approximately 45% of our total 2009 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 30% of our total net sales in 2009.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have implemented a hedging strategy, our revenues may be unfavorably impacted from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Our international presence exposes us to certain other inherent risks, including:

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

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations.  Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

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

Our products are subject to product recall and we have made product recalls in the past, including $6.0 million in 2009 related to certain of our powered surgical instrument handpieces.  Although no recall has had a material adverse effect on our business or financial condition, we cannot assure you that regulatory issues will not have a material adverse effect on our business, financial condition or results of operation in the future or that product recalls will not harm our reputation and our customer relationships.

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

Our leverage and debt service requirements may require us to adopt alternative business strategies.

As of December 31, 2009, we had $184.4 million of debt outstanding, net of a debt discount on our 2.50% convertible senior subordinated notes of $8.3 million, representing 24% of total capitalization and which does not include the $29.0 million of accounts receivable sold under the accounts receivable sales agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

•	a portion of our cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions, dividends and other purposes;
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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2010 through 2028 and have additional patent applications pending.  See “Research and Development” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY (two facilities)	650,000	Own	-
Largo, FL	278,000	Own	-
Rome, NY	120,000	Own	-
Centennial, CO	87,500	Own	-
Tampere, Finland	5,662	Own	-
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2015
Santa Barbara, CA	33,900	Lease	September 2013
Chelmsford, MA	27,911	Lease	September 2015
Mississauga, Canada	22,378	Lease	December 2013
Frenchs Forest, Australia	16,909	Lease	July 2011
Tampere, Finland	15,457	Lease	Open Ended
Portland, OR	14,627	Lease	January 2011
Anaheim, CA	14,037	Lease	October 2012
Milan, Italy	13,024	Lease	March 2013
Swindon, Wiltshire, UK	10,000	Lease	December 2015
Seoul, Korea	7,513	Lease	December 2010
Montreal, Canada	7,232	Lease	March 2011
Frankfurt, Germany	6,900	Lease	December 2012
Barcelona, Spain	5,382	Lease	December 2013
Shepshed, Leicestershire,UK	5,000	Lease	October 2015
Beijing, China	3,456	Lease	June 2012
Lodz, Poland	3,222	Lease	February 2018
Barcelona, Spain	2,691	Lease	December 2013
Rungis Cedex, France	2,637	Lease	November 2011
Graz, Austria	2,174	Lease	November 2013
Montreal, Canada	2,144	Lease	May 2012
Oxfordshire, UK	2,115	Lease	December 2015
San Juan Capistrano, CA	2,000	Lease	January 2011

Item 3. Legal Proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoena may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligation of a third party we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our results of operations.

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

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities.  While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock  Market under the symbol “CNMD”. At February 1, 2010, there were 939 registered holders of our common stock and approximately 6,548 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2008 and 2009, as reported by the Nasdaq Stock Market.

	2008
Period	High	Low
First Quarter	$28.22	$21.59
Second Quarter	27.22	23.90
Third Quarter	32.99	25.02
Fourth Quarter	31.74	21.13

	2009
Period	High	Low
First Quarter	$23.99	$11.68
Second Quarter	16.49	12.31
Third Quarter	20.58	15.00
Fourth Quarter	23.69	18.35

We did not pay cash dividends on our common stock during 2008 or 2009 and do not currently intend to pay dividends for the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Our Board of Directors has authorized a share repurchase program;  see Note 7 to the Consolidated Financial Statements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,875,709	$23.70	1,110,643
Equity compensation plans not approved by security holders	-	-	-
Total	2,875,709	$23.70	1,110,643

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2005, 2006, 2007, 2008 and 2009.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (AS ADJUSTED) (1)

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share data)
Statements of Operations Data (2): Net sales	$617,305	$646,812	$694,288	$742,183	$694,739
Cost of sales (3)	304,284	333,966	345,163	359,802	357,407
Gross profit	313,021	312,846	349,125	382,381	337,332
Selling and administrative	216,685	234,832	240,541	272,437	266,310
Research and development	25,469	30,715	30,400	33,108	31,837
Impairment of goodwill (4)	-	46,689	-	-	-
Other expense (income)(5)	7,119	5,213	(2,807)	1,577	10,916
Income (loss) from operations	63,748	(4,603)	80,991	75,259	28,269
Gain (loss) on early extinguishment of debt (6)	-	(678)	-	1,947	1,083
Amortization of debt discount	4,077	4,324	4,618	4,823	4,111
Interest expense	15,578	19,120	16,234	10,372	7,086
Income (loss) before income taxes	44,093	(28,725)	60,139	62,011	18,155
Provision (benefit) for income taxes	14,670	(13,492)	21,595	22,022	6,018
Net income (loss)	$29,423	$(15,233)	$38,544	$39,989	$12,137

Earnings (loss) Per Share
Basic	$1.00	$(.54)	$1.36	$1.39	$0.42

Diluted	$.99	$(.54)	$1.33	$1.37	$0.42

Weighted Average Number of Common Shares In Calculating:
Basic earnings (loss) per share	29,300	27,966	28,416	28,796	29,074
Diluted earnings (loss) per share	29,736	27,966	28,965	29,227	29,142

Other Financial Data:
Depreciation and amortization	$34,863	$34,175	$36,152	$37,159	$41,283
Capital expenditures	16,242	21,895	20,910	35,879	21,444

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,454	$3,831	$11,695	$11,811	$10,098
Total assets	903,783	861,571	893,951	931,661	958,413
Long-term obligations	369,725	329,818	298,383	316,532	302,791
Total shareholders’ equity	471,926	456,548	518,284	540,215	576,515

(1)
In May 2008, the FASB issued guidance which specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is required to apply the guidance retrospectively to all past periods presented.  We adopted this guidance on January 1, 2009 related to our 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  See additional discussion in Note 16 of the Consolidated Financial Statements.

(2)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition.
(3)
Includes acquisition and acquisition-transition related charges of $7.8 million in 2005, $10.0 million in 2006 and $1.0 million in 2008.  Also includes in 2006 charges of $1.3 million related to the closing of our manufacturing facility in Montreal, Canada;  in 2008 and 2009, charges related to the restructuring of certain of our operations of $2.5 million and $11.8 million, respectively, and in 2009 charges of $0.8 million related to the write-down of inventory.  See additional discussion in Note 11 and Note 17 to the Consolidated Financial Statements.

(4)	During 2006, we recorded a $46.7 million charge for the impairment of goodwill related to the CONMED Endoscopic Technologies business unit.
(5)	Other expense (income) includes the following:

	2005	2006	2007	2008	2009

Acquisition-
transition related
costs	$4,108	$2,592	$-	$-	$-
Termination of
product offering	1,519	1,448	148	-	-
Environmental
settlement	698	-	-	-	-
Loss on equity
investment	794	-	-	-	-
Loss on settlement
of patent dispute	-	595	-	-	-
Gain on litigation
settlement	-	-	(6,072)	-	-
Loss on litigation
settlement	-	-	1,295	-	-
New plant/facility
consolidation	-	578	1,822	1,577	2,726
Net pension gain	-	-	-	-	(1,882)
Product recall	-	-	-	-	5,992
CONMED Endscopic
Technologies
division
consolidation	-	-	-	-	4,080
Other expense
(income)	$7,119	$5,213	$(2,807)	$1,577	$10,916

See additional discussion in Note 11 to the Consolidated Financial Statements.

(6)
Includes in 2006, charges of $0.7 million related to losses on early extinguishment of debt.  Includes in 2008 and 2009, gains of $1.9 million and $1.1 million, respectively, on early extinguishment of debt.  See additional discussion in Note 5 to the Consolidated Financial Statements.

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

	2007	2008	2009
Arthroscopy	38%	38%	39%
Powered Surgical Instruments	21	21	21
Electrosurgery	13	14	14
Patient Care	11	11	10
Endosurgery	9	9	9
Endoscopic Technologies	8	7	7
Consolidated Net Sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States, Mexico and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 42%, 44% and 45% in 2007, 2008 and 2009, respectively.

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

 We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  Our reputation as an innovator is exemplified by recent new product introductions such as the CONMED Linvatec Shoulder Restoration System, a comprehensive system for rotator cuff repair.

Business Challenges

Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, 2009 presented significant business challenges.  Our revenue declined in 2009 as compared to 2008 primarily as a result of the difficult economic environment.  While we are cautiously optimistic that the overall global economic environment is improving and are therefore forecasting a return to revenue growth in 2010, there can be no assurance that the improvement in the economic environment will be sustained or that revenue growth will be achieved.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

During 2009 we successfully completed the first phase of our operational restructuring plan which we had previously announced in the second quarter of 2008.  During 2010, we will begin the second phase of our operational restructuring plan which involves further expanding our lower cost Mexican operations by  transferring additional production lines to our Chihuahua, Mexico facility which we believe will yield additional cost savings.  We expect the second phase of our restructuring plan to be largely completed by the fourth quarter of 2010.  However, we cannot be certain such activities will be completed in the estimated time period or that planned cost savings will be achieved.

Our CONMED Endoscopic Technologies operating segment has suffered from sales declines and operating losses since its acquisition from C.R. Bard in September 2004.  We have corrected the operational issues associated with product shortages that resulted following the acquisition of the Endoscopic Technologies business and have consolidated the administrative functions of the Endoscopic Technologies business from Chelmsford, Massachusetts to our Corporate Headquarters in Utica, New York.  We believe by reducing costs while continuing to invest in new product development, we can achieve increased sales and ensure a return to profitability.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements.  Our products are also subject to product recall and we have made product recalls in the past, including $6.0 million in 2009 related to certain of our powered instrument handpieces. We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiative.  However, there can be no assurance that our actions will ensure that we will not receive a warning letter or other regulatory action which may include consent decrees or fines, or that we will not make product recalls in the future.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $14.1 million, $13.4 million and $11.3 million for 2007, 2008 and 2009, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2009 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.5 million and other intangible assets of $190.8 million as of December 31, 2009.

In accordance with Financial Accounting Standards Board (“FASB”) guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We completed our goodwill impairment testing as of October 1, 2009 and determined that no impairment existed at that date.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBIT multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 55% to 140%.  Our CONMED Patient Care operating unit has the least excess of fair value over carrying value of our reporting units;    we therefore utilized both a market-based approach and an income approach when performing impairment testing with the resultant fair value exceeding carrying value by 16%.  The income approach contained certain key assumptions including that revenue would resume historical growth patterns in 2010 while including certain cost savings associated with the operational restructuring plan completed during 2009.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 17 years.  The weighted average life for customer relationship assets in aggregate is 34 years.

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

On March 26, 2009, the Board of Directors approved a plan to freeze benefit accruals under our pension plan effective May 14, 2009.  As a result, we recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.  See Note 9 to the Consolidated Financial Statements.

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. This discount rate, which is used in determining pension expense, was 6.48% in 2008 compared to 5.97% for the first quarter of 2009.  The discount rate used for purposes of remeasuring plan liabilities as of the date the plan freeze was approved and for purposes of measuring pension expense for the remainder of 2009 was 7.30%.  The rate used in determining 2010 pension expense is 5.86%.

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

Pension expense in 2010 is expected to be $1.5 million compared to a net pension gain of $0.8 million (including a $4.4 million curtailment gain and pension expense of $3.6 million) in 2009.  In addition, we will be required to contribute approximately $3.0 million to the pension plan for the 2010 plan year.

We have recorded additional expense of approximately $4.0 million in the year ended December 31, 2009 related to an additional employer 401(k) contribution which is intended to offset some of the impact on employees of the freeze in pension benefit accruals.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $34.6 million at December 31, 2009.  Management believes that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2007.  Tax years subsequent to 2007 are subject to future examination.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Year Ended December 31,
	2007	2008	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.7	48.5	51.4
Gross margin	50.3	51.5	48.6
Selling and administrative expense	34.6	36.7	38.3
Research and development expense	4.4	4.5	4.6
Other expense (income), net	(0.4)	0.2	1.6
Income from operations	11.7	10.1	4.1
Gain on early extinguishment of debt	0.0	0.3	0.1
Amortization of debt discount	0.7	0.6	0.6
Interest expense	2.3	1.4	1.0
Income before income taxes	8.7	8.4	2.6
Provision for income taxes	3.1	3.0	0.9
Net income	5.6%	5.4%	1.7%

2009 Compared to 2008

Sales for 2009 were $694.7 million, a decrease of $47.5 million (-6.4%) compared to sales of $742.2 million in 2008 with the decreases occurring in all product lines except Endosurgery.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $20.4 million of the decrease.  In local currency, sales decreased 3.7%.  Sales of capital equipment decreased $31.9 million (-16.1%) from $197.8 million in 2008 to $165.9 million in 2009; sales of single-use and reposable products decreased $15.6 million (-2.9%) from $544.4 million in 2008 to $528.8 million in 2009.  On a local currency basis, sales of capital equipment decreased 13.3% while single-use and reposable products decreased 0.1%.  We believe the overall decline in sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales decreased to $357.4 million in 2009 as compared to $359.8 million in 2008 on overall decreases in sales volumes as described above.  Gross profit margins decreased 2.9 percentage points to 48.6% in 2009 as compared to 51.5% in the same period a year ago.  The decrease in gross profit margins of 2.9 percentage points is primarily a result of the effects of unfavorable foreign currency exchange rates on sales (1.5 percentage points) and restructuring of the Company’s operations as more fully described in Note 17 (1.8 percentage points) offset by improved product mix (0.4 percentage points).

Selling and administrative expense decreased from $272.4 million in 2008 to $266.3 million in 2009.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $6.8 million of the decrease.  Selling and administrative expense as a percentage of net sales increased to 38.3% in 2009 from 36.7% in 2008.  This increase of 1.6 percentage points is primarily attributable to higher benefit related costs (0.4 percentage points) and higher sales force and other administrative expenses (1.2 percentage points) as a percent of sales.

Research and development expense was $31.8 million in 2009 compared to $33.1 million in 2008.  As a percentage of net sales, research and development expense increased to 4.6% in 2009 compared to 4.5% in 2008. The increase in research and development expense of 0.1 percentage point is due to increased spending on our CONMED Linvatec orthopedic products (0.5 percentage points) offset by decreases in other research and development spending (0.4 percentage points).

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2009 consisted of the following:  a $2.7 million charge related to the restructuring of certain of the Company’s operations; a $4.1 million charge related to the consolidation of the administrative functions of the CONMED Endoscopic Technologies division; a $6.0 million charge related to a voluntary recall of certain of our powered instrument products; and a $1.9 million net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.  Other expense in 2008 consisted of a $1.6 million charge related to the restructuring and relocation of certain of the Company’s facilities.

During the first quarter of 2009, we repurchased and retired $9.9 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  During the fourth quarter of 2008, we repurchased and retired $25.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $20.2 million and recorded a gain on the early extinguishment of debt of $1.9 million net of the write-off of $0.4 million in unamortized deferred financing costs and $2.4 million in unamortized Notes discount.  See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

Amortization of debt discount in 2009 was $4.1 million compared to $4.8 million in 2008. This amortization is associated with the implementation of FASB guidance as of January 1, 2009 as further described in Note 16 to the Consolidated Financial Statements.

Interest expense in 2009 was $7.1 million compared to $10.4 million in 2008.  The decrease in interest expense is due to lower weighted average interest rates combined with lower weighted average borrowings outstanding in 2009 as compared to 2008.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) decreased to 2.90% in 2009 as compared to 3.78% in 2008.

A provision for income taxes was recorded at an effective rate of 33.1% in 2009 and 35.5% in 2008 as compared to the Federal statutory rate of 35.0%.  The effective tax rate for 2009 is lower than that recorded in the same period a year ago as a result of the settlement of our 2007 IRS examination in the first quarter of 2009, and the resulting adjustment to our reserves and reduction of income tax expense.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

2008 Compared to 2007

Sales for 2008 were $742.2 million, an increase of $47.9 million (6.9%) compared to sales of $694.3 million in 2007 with the increase occurring in all product lines except Endoscopic Technologies.  Favorable foreign currency exchange rates in 2008 compared to 2007 accounted for $2.0 million of the increase while the purchase of our Italian distributor accounted for an increase in sales of approximately $18.3 million (see Note 15 to the Consolidated Financial Statements).  In local currency, sales increased 6.6%.  Sales of capital equipment increased $8.5 million (4.5%) from $189.3 million in 2007 to $197.8 million in 2008; sales of single-use and reposable products increased $39.4 million (7.8%) from $505.0 million in 2007 to $544.4 million in 2008.  On a local currency basis, sales of capital equipment increased 4.1% while single-use and reposable products increased 7.6%.

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

Selling and administrative expense increased to $272.4 million in 2008 compared to $240.5 million in 2007.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.5 million of the increase.  Selling and administrative expense as a percentage of net sales increased to 36.7% in 2008 from 34.6% in 2007.  This increase of 2.1 percentage points is primarily attributable to higher selling and administrative expense associated with our newly acquired direct sales operation in Italy (1.5 percentage points), higher benefit costs (0.3 percentage points), and other selling and administrative costs (0.3 percentage points).

Research and development expense was $33.1 million in 2008 compared to $30.4 million in 2007.  As a percentage of net sales, research and development expense remained flat at 4.5% in 2008 from 4.4% in 2007.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2008 consisted of a $1.6 million charge related to the restructuring and relocation of certain of the Company’s facilities. Other expense in 2007 consisted of the following:  $1.8 million charge related to the closing of our manufacturing facility in Montreal, Canada and a sales office in France, a $0.1 million charge related to the termination of our surgical lights product offering, $6.1 million in income related to the settlement of the antitrust case with Johnson & Johnson, and a $1.3 million charge related to the settlement of a product liability claim and defense related costs.

During the fourth quarter of 2008, we repurchased and retired $25.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $20.2 million and recorded a gain on the early extinguishment of debt of $1.9 million net of the write-off of $0.4 million in unamortized deferred financing costs and $2.4 million in unamortized Notes discount.  See additional discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

Amortization of debt discount in 2008 was $4.8 million compared to $4.6 million in 2007. This amortization is associated with the implementation of FASB guidance as of January 1, 2009 as further described in Note 16 to the Consolidated Financial Statements.

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

A provision for income taxes was recorded at an effective rate of 35.5% in 2008 and 35.9% in 2007 as compared to the Federal statutory rate of 35.0%.  The effective tax rate was lower in 2008 than in 2007 largely as a result of decreased apportionment factors to state taxing jurisdictions and a decreased level of stock-based compensation that is not expected to create a future tax deduction.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for 2007, 2008 and 2009:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2007	2008	2009

Net sales	$564,834	$612,521	$574,820
Income from operations	87,569	98,101	62,715
Operating margin	15.5%	16.0%	10.9%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales decreased $22.1 million (-7.6%) in 2009 to $269.8 million from $291.9 million in 2008.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $9.2 million of the decrease.  Sales of capital equipment decreased $19.6 million (-21.1%) from $92.9 million in 2008 to $73.3 million in 2009; sales of single-use products decreased $2.5 million (-1.3%) from $199.0 million in 2008 to $196.5 million in 2009.  On a local currency basis, sales of capital equipment decreased 18.6% while single-use products increased 2.2%.  We believe the overall decline in sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.  Arthroscopy sales increased $27.3 million (10.3%) in 2008 to $291.9 million from $264.6 million in 2007. These increases are principally a result of increased sales of our procedure specific, resection and video imaging products for arthroscopy and general surgery.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.4 million of the increase.  Sales of capital equipment increased $4.8 million (5.4%) from $88.1 million in 2007 to $92.9 million in 2008; sales of single-use products increased $22.5 million (12.7%) from $176.5 million in 2007 to $199.0 million in 2008.  On a local currency basis, sales of capital equipment increased 5.1% while single-use products increased 12.1%.

•
Powered surgical instrument sales decreased $11.7 million (-7.5%) in 2009 to $144.0 million from $155.7 million in 2008.  Unfavorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $6.1 million of the decrease.  Sales of capital equipment decreased $8.7 million (-11.4%) from $76.4 million in 2008 to $67.7 million in 2009;  sales of single-use products decreased $3.0 million (-3.8%) in 2009 to $76.3 million compared to $79.3 million in 2008.  On a local currency basis, sales of capital equipment decreased 8.1% while single-use products increased 0.8%.  We believe the overall decline in sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.  Powered surgical instrument sales increased $6.4 million (4.3%) in 2008 to $155.7 million from $149.3 million in 2007 on increased sales of large bone handpieces and large bone, small bone and specialty burs and blades.  Favorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $1.0 million of the increase.  Sales of capital equipment increased $0.8 million (1.1%) from $75.6 million in 2007 to $76.4 million in the 2008; sales of single-use products increased $5.6 million (7.6%) from $73.7 million in 2007 to $79.3 million in 2008.  On a local currency basis, sales of capital equipment increased 0.4% while single-use products increased 6.9%.

•
Electrosurgery sales decreased $5.5 million (-5.5%) in 2009 to $95.0 million from $100.5 million in 2008.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.5 million of the decrease.  Sales of capital equipment decreased $3.6 million (-12.6%) from $28.5 million in 2008 to $24.9 million in 2009; sales of single-use products decreased $1.9 million (-2.6%) from $72.0 million 2008 to $70.1 million in 2009.  On a local currency basis, sales of capital equipment decreased 10.2% while single-use products decreased 1.5%.  We believe the overall decline in sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.  Electrosurgery sales increased $8.4 million (9.1%) in 2008 to $100.5 million from $92.1 million in 2007 on increased sales of our System 5000™ electrosurgical generators, ABC® handpieces, pencils and electrodes.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) did not have a significant impact on sales.  Sales of capital equipment increased $2.9 million (11.3%) to $28.5 million in 2008 from $25.6 million in 2007; sales of single-use products increased $5.5 million (8.3%) to $72.0 million 2008 from $66.5 million in 2007.  On a local currency basis, sales of capital equipment increased 11.3% while single-use products increased 8.1%.

•
Endosurgery sales increased $1.6 million (2.5%) in 2009 to $66.0 million from $64.4 million in 2008.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $1.6 million.  On local currency basis, sales increased 5.0%. Endosurgery sales increased $5.5 million (9.3%) in 2008 to $64.4 million from $58.9 million in 2007. Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.2 million.  On local currency basis, sales increased 9.7%.  The overall increase in sales is mainly driven by our VCARE product which we believe is an innovative product for laparoscopic hysterectomies.

•
Operating margins as a percentage of net sales decreased 5.1 percentage points to 10.9% in 2009 compared to 16.0% in 2008.  The decrease in operating margins is due to lower gross margins (1.7 percentage points) due to unfavorable foreign currency exchange rates, higher research and development spending (0.6 percentage points) due to increased emphasis on our CONMED Linvatec orthopedic products, and costs associated with the voluntary recall of certain powered instrument products (1.0 percentage points);  see Note 11 to the Consolidated Financial Statements for further discussion.  In addition, sales force and other relatively fixed administrative expenses increased 1.8 points as a percentage of lower overall sales.

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

CONMED Patient Care
	2007	2008	2009

Net sales	$76,711	$78,384	$70,978
Income (loss) from operations	2,003	2,259	(1,263)
Operating margin	2.6%	2.9%	(1.8%	)

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $7.4 million (-9.4%) in 2009 to $71.0 million compared to $78.4 million in 2008 principally due to decreased sales of suction instruments and ECG electrodes to distributors.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.5 million of the decrease.   On a local currency basis, sales decreased 8.8%.  We believe the decrease in sales is due to a general slowdown in hospital spending as a result of the weak economic environment.  Patient Care sales increased $1.7 million (2.2%) in 2008 to $78.4 million compared to $76.7 million in 2007 on increased sales of defibrillator pads and ECG electrodes.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) did not have a significant impact on sales.

•
Operating margins as a percentage of net sales decreased 4.7% percentage points to -1.8% in 2009 compared to 2.9% in 2008. The decreases in operating margins are primarily due to decreases in gross margins of 1.7 percentage points on lower sales volumes in 2009 compared to 2008.  Higher selling and relatively fixed administrative costs (4.3 percentage points) accounted for the remaining increase and were offset by decreased research and development spending (1.3 percentage points) on our Endotracheal Cardiac Output Monitor (“ECOM”) project.

•
Operating margins as a percentage of net sales increased 0.3% percentage points to 2.9% in 2008 compared to 2.6% in 2007. The increases in operating margins are primarily due to increases in gross margins of 3.1 percentage points in 2008 compared to 2007 as a result of higher selling prices and lower production variances offset by increased research and development costs (2.1 percentage points) associated with our Endotracheal Cardiac Output Monitor (“ECOM”) project and higher selling and administrative costs (0.7 percentage points).

CONMED Endoscopic Technologies

	2007	2008	2009

Net sales	$52,743	$51,278	$48,941
Income (loss) from operations	(6,250)	(7,411)	(7,904)
Operating margin	(11.8%)	(14.5%)	(16.2%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies net sales declined $2.4 million (-4.7%) in 2009 to $48.9 million from $51.3 million in 2008 principally due to decreased sales of disposable biopsy forceps.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.4 million of the decrease.  On a local currency basis, sales decreased 1.9%.  We believe the decrease in sales is due to a general slowdown in hospital spending as a result of the weak economic environment.  Endoscopic Technologies net sales declined $1.4 million (-2.7%) in 2008 to $51.3 million from $52.7 million in 2007, principally due to decreased sales of forceps and pulmonary products as a result of production and operational issues which resulted in product shortages and backorders during the first half of 2008.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $0.2 million.  On a local currency basis, sales decreased 2.3%

•
Operating margins as a percentage of net sales decreased 1.7 percentage points to (-16.2%) in 2009 from (-14.5%) in 2008.  The decrease in operating margins of 1.7 percentage points in 2009 is primarily due to charges associated with the consolidation of divisional administrative offices from Chelmsford, Massachusetts to our Corporate Headquarters in Utica, New York (8.3 percentage points);  see Note 11 to the Consolidated Financial Statements.  This increase in cost was partially offset by higher gross margins (2.3 percentage points), lower research and development spending of (2.5 percentage points) and overall lower spending in selling and administrative expenses (1.8 percentage points) as a result of our continued efforts to improve the profitability of the business.

•
Operating margins as a percentage of net sales decreased 2.7 percentage points to (-14.5%) in 2008 from (-11.8%) in 2007.  The decrease in operating margins of 2.7 percentage points in 2008 is primarily due to decreases in gross margins of 5.4 percentage points as a result of increased production costs and pricing pressures as well as higher selling and administrative expenses as a percentage of sales (0.9 percentage points) offset by decreased research and development spending as a percentage of sales (0.7 percentage points) and the charge in 2007 associated with the closure of a sales office in France (2.9 percentage points).

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

Operating cash flows

Our net working capital position was $246.5 million at December 31, 2009.  Net cash provided by operating activities was $65.9 million in 2007, $61.1 million in 2008 and $25.0 million in 2009, generated on net income of $38.5 million in 2007, $40.0 million in 2008 and $12.1 million in 2009.  The decline in operating cash flows for 2009 is due in part to a $27.9 million decline in net income compared to 2008.  In addition, during 2009 we reduced sales of accounts receivable under our accounts receivable sales agreement by $13.0 million, thus reducing operating cash flows by $13.0 million, or $10.0 million more than in the previous year.

Investing cash flows

Capital expenditures were $20.9 million, $35.9 million and $21.4 million in 2007, 2008 and 2009, respectively.  Capital expenditures are expected to approximate $22.0 million in 2010.

The decrease in capital expenditures in 2009 compared to 2008 is due to the completion during the second quarter of 2009 of the implementation of an enterprise business software application as well as certain other infrastructure improvements related to our restructuring efforts as more fully described in Note 17 and in “Restructuring” below.

During 2008, we purchased our Italian distributor (the “Italy acquisition”) for $21.8 million.  See Note 15 to the Consolidated Financial Statements for further discussion of the Italy acquisition.  The purchase of a business and a purchase price adjustment resulted in payments totaling $5.9 million in 2007.

Financing cash flows

Net cash used in financing activities during 2009 consisted of the following:  $1.2 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan (See Note 7 to the Consolidated Financial Statements), $6.0 million in borrowings on our revolver under our senior credit agreement, $1.4 million in repayments of term borrowings under our senior credit agreement, $1.4 million in repayments on our mortgage notes, a $1.2 million net change in cash overdrafts, and a $7.8 million repurchase of our 2.50% convertible senior subordinated notes.  See Note 5 to the Consolidated Financial Statements for further discussion of the repurchase of the Notes.

Our $235.0 million senior credit agreement (the "senior credit agreement”) consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were $10.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2009.  Our available borrowings on the revolving credit facility at December 31, 2009 were $81.6 million with approximately $8.4 million of the facility set aside for outstanding letters of credit.  There were $56.3 million in borrowings outstanding on the term loan at December 31, 2009.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at December 31, 2009) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.50% or an alternative base rate (3.625% at December 31, 2009).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2009. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $11.3 million at December 31, 2009.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the year ended December 31, 2008, we repurchased and retired $25.0 million of the Notes for $20.2 million and recorded a gain on the early extinguishment of debt of $1.9 million net of the write-off of $0.4 million in unamortized deferred financing costs and $2.4 million in unamortized debt discount.  During the year ended December 31, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year.  We did not repurchase any shares during 2009.  In the past, we have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

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

Off-Balance Sheet Arrangements

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $40.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2008 and 2009, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $42.0 million and $29.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $2.9 million, $1.7 million and $0.5 million, in 2007, 2008 and 2009, respectively, and are included in interest expense.

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

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  As a result of this new guidance, our accounts receivable sales agreement will no longer be permitted to be accounted for as a sale and reduction in accounts receivable beginning in 2010.  As a result, accounts receivable sold under the agreement will be recorded as additional borrowings rather than as a reduction in accounts receivable.

Restructuring

During 2009, we completed the first phase of our operational restructuring plan which we had previously announced in the second quarter of 2008.  The restructuring included the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing previously done by a contract manufacturing facility in Juarez, Mexico was transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities were centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe our restructuring will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The closure of the two manufacturing facilities, consolidation of distribution activities and the first phase of transitioning manufacturing operations was substantially complete as of December 31, 2009.  We expect the completion of the first phase of our operational restructuring plan to yield annual cost savings of approximately $3.0 - $5.0 million beginning in 2010.

During 2010, we plan to enter into the second phase of our restructuring plan which contemplates transferring additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.  We expect to incur $2.5 million in costs associated with the second phase of our restructuring plan which we expect to yield annual cost savings of approximately $1.5 million beginning in 2011.

In conjunction with our restructuring plan, we considered FASB guidance which requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  As a result of our restructuring, two manufacturing facilities located in the Utica, New York area were closed prior to the end of their previously estimated useful lives.  We determined one facility did not have any value and therefore recorded a $0.5 million charge for the remaining net book value of the facility in the fourth quarter of 2009.  We plan to sell or lease the second facility and have tested it for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the second facility by comparing future cash flows expected to be generated by this facility (undiscounted and without interest charges) against the carrying amount ($2.1 million as of December 31, 2009).  Since future cash flows expected to be generated by the second facility exceed its carrying amount, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be required in the future.

As of December 31, 2009, we have incurred $18.6 million (including $4.1 million and $14.5 million, in the years ended December 31, 2008 and 2009, respectively) in costs associated with our restructuring.

Approximately $14.3 million (including $2.5 million and $11.8 million in the years ended December 31, 2008 and 2009, respectively) of the total $18.6 million in restructuring costs have been charged to cost of goods sold.  The $14.3 million charged to cost of goods sold includes $6.1 million in under utilization of production facilities (including $1.2 million and $4.9 million, in the years ended December 31, 2008 and 2009, respectively), $2.4 million in accelerated depreciation (including $0.3 million and $2.1 million, in the years ended December 31, 2008 and 2009, respectively), $2.1 million in severance related charges (including $0.1 million and $2.0 million, in the years ended December 31, 2008 and 2009, respectively), and $3.7 million in other charges (including $0.9 million and $2.8 million, in the years ended December 31, 2008 and 2009, respectively).

The remaining $4.3 million (including $1.6 million and $2.7 million, in the years ended December 31, 2008 and 2009, respectively) in restructuring costs have been recorded in other expense and primarily include severance, lease and other charges related to the consolidation of our distribution centers.

As the second phase of our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within FASB guidance, no accrual for such costs has been made at this time.

We estimate the total costs of the second phase of our restructuring plan will approximate $2.5 million during 2010, including $1.3 million related to employee termination costs and $1.2 million in other restructuring related activities. We expect these restructuring costs will be charged to cost of goods sold.  The second phase of the restructuring plan impacts Corporate manufacturing facilities which support multiple reporting segments.  As a result, costs associated with the second phase of our restructuring plan will be reflected in the Corporate line within our business segment reporting.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands).  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2009.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$192,692	$2,174	$66,800	$2,190	$121,528
Purchase obligations	51,702	51,173	529	-	-
Operating lease obligations	37,538	6,456	10,516	8,030	12,536
Total contractual
obligations	$281,932	$59,803	$77,845	$10,220	$134,064

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table does not include required contributions to our pension plan in 2010, which are expected to be approximately $3.0 million.  (See Note 9 to the Consolidated Financial Statements).  The above table also does not include unrecognized tax benefits of approximately $1.0 million, the timing and certainty of recognition for which is not known.  (See Note 6 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 45% of our total 2009 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 30% of our total net sales in 2009.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2009, changes in foreign currency exchange rates decreased sales by approximately $20.4 million and income before income taxes by approximately $13.6 million.

We manage our foreign currency transaction risks through the use of forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive income (loss).  These changes in fair value will be reclassified into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2009 which have been accounted for as cash flow hedges totaled $80.2 million.  Net realized losses recognized for forward contracts accounted for as cash flow hedges approximated $0.4 million for the year ended December 31, 2009.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in accumulated other comprehensive income (loss) totaled $0.1 million at December 31, 2009.  These unrealized gains will be recognized in income in 2010.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on  intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2009 which have not been designated as hedges totaled $28.6 million.  Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $3.9 million for the year ended December 31, 2009, offsetting gains on our intercompany receivables of $4.6 million for the year ended December 31, 2009.  These gains and losses have been recorded in selling and administrative expense in the Consolidated Statements of Operations.

We record these forward foreign exchange contracts at fair value;  the fair value for forward foreign exchange contracts outstanding at December 31, 2009 was $0.1 million and is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

Refer to Note 13 in the Consolidated Financial Statements for further discussion.

Interest rate risk

At December 31, 2009, we had approximately $66.3 million of variable rate long-term debt outstanding under our senior credit agreement and an additional $29.0 million in accounts receivable sold under our accounts receivable sales agreement; we are not a party to any interest rate swap agreements as of December 31, 2009.  Assuming no repayments other than our 2009 scheduled term loan payments, if market interest rates for similar borrowings and accounts receivable sales averaged 1.0% more in 2010 than they did in 2009, interest expense would increase, and income before income taxes would decrease by $0.9 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2010 than they did in 2009, our interest expense would decrease, and income before income taxes would increase by $1.1 million.

Item 8.   Financial Statements and Supplementary Data

Our 2009 Financial Statements are included elsewhere herein.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Senior Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2010.

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments upon Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2010.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	67

	Report of Independent Registered Public Accounting Firm	68

	Consolidated Balance Sheets at December 31, 2008 and 2009	70

	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2008 and 2009	71

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2008 and 2009	72

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009	74

	Notes to Consolidated Financial Statements	76

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	112

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 62 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Joseph J. Corasanti
Joseph J. Corasanti
(President and Chief
Executive Officer)

Date: February 25, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EUGENE R. CORASANTI	Chairman of the Board of Directors	February 25,2010
Eugene R. Corasanti
/s/ JOSEPH J. CORASANTI	President, Chief Executive Officer and Director	February 25,2010
Joseph J. Corasanti
/s/ ROBERT D. SHALLISH, JR.	Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	February 25,2010
Robert D. Shallish, Jr.
/s/ LUKE A. POMILIO	Vice President – Corporate Controller (Principal Accounting Officer)	February 25,2010
Luke A. Pomilio
/s/ BRUCE F. DANIELS	Director	February 25,2010
Bruce F. Daniels
/s/ Jo ANN GOLDEN	Director	February 25,2010
Jo Ann Golden
/s/ STEPHEN M. MANDIA	Director	February 25,2010
Stephen M. Mandia
/s/ STUART J. SCHWARTZ	Director	February 25,2010
Stuart J. Schwartz
/s/ MARK E. TRYNISKI	Director	February 25,2010
Mark E. Tryniski

Exhibit Index

Exhibit No.		Description

3.1	-
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
Amended and restated Employment Agreement, dated October 30, 2009, by and between CONMED Corporation and Joseph J. Corasanti, Esq. (Incorporated by reference to the Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	-	1992 Stock Option Plan (including form of Stock Option Agreement) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 25, 1992).

10.4	-
Amended and Restated Employee Stock Option Plan (including form of Stock Option Agreement) (Incorporated by  reference to Exhibit 10.6 of the Company’s Annual Report on  Form 10-K for the year ended December 31, 1996).

10.5	-	Stock Option Plan for Non-Employee Directors of CONMED Corporation (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6	-
Amendment to Stock Option Plan for Non-employee Directors of CONMED Corporation (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.7	-	1999 Long-term Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting filed with the Securities and Exchange Commission on April 16, 1999).

10.8	-
Amendment to 1999 Long-term Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.9	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.10	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.11	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006)

10.12	-	2007 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2007)

Exhibit No.		Description

10.13	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009)
10.14	-
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

10.23
Amendment No. 5, dated October 30, 2009 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2009)

10.24	Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.25	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.26	Change in Control Severance Agreement for David A. Johnson (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.27	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.28	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.29	Executive Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

14	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/ investor-ethics.htm

Exhibit No.	Description

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Joseph J. Corasanti pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith + Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2009.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report On Internal Control Over Financial Reporting".  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments effective January 1, 2009.

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

PricewaterhouseCoopers LLP
Albany, New York
February 25, 2010

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2009
(In thousands except share and per share amounts)

	As Adjusted
	(Note 16)
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,811	$10,098
Accounts receivable, less allowance for doubtful
accounts of $1,370 in 2008 and $1,175 in 2009	96,515	126,162
Inventories	159,976	164,275
Deferred income taxes	13,514	14,782
Prepaid expenses and other current assets	11,218	10,293
Total current assets	293,034	325,610
Property, plant and equipment, net	143,737	143,502
Deferred income taxes	1,228	1,953
Goodwill	290,245	290,505
Other intangible assets, net	195,939	190,849
Other assets	7,478	5,994
Total assets	$931,661	$958,413

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,185	$2,174
Accounts payable	35,887	26,210
Accrued compensation and benefits	20,129	25,955
Income taxes payable	1,279	677
Other current liabilities	14,434	24,091
Total current liabilities	74,914	79,107

Long-term debt	182,739	182,195
Deferred income taxes	88,468	97,916
Other long-term liabilities	45,325	22,680
Total liabilities	391,446	381,898

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,203 issued
in 2008 and 2009, respectively	313	313
Paid-in capital	313,830	317,366
Retained earnings	314,373	325,370
Accumulated other comprehensive income (loss)	(31,032)	(12,405)
Less: Treasury stock, at cost;
2,274,822 and 2,149,832 shares in
2008 and 2009, respectively	(57,269)	(54,129)
Total shareholders' equity	540,215	576,515
Total liabilities and shareholders' equity	$931,661	$958,413

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2008 and 2009
(In thousands except per share amounts)

	As Adjusted
	(Note 16)
	2007	2008	2009

Net sales	$694,288	$742,183	$694,739

Cost of sales	345,163	359,802	357,407

Gross profit	349,125	382,381	337,332

Selling and administrative expense	240,541	272,437	266,310

Research and development expense	30,400	33,108	31,837

Other expense (income)	(2,807)	1,577	10,916

	268,134	307,122	309,063

Income from operations	80,991	75,259	28,269

Gain on early extinguishment of debt	-	1,947	1,083

Amortization of debt discount	4,618	4,823	4,111

Interest expense	16,234	10,372	7,086

Income before income taxes	60,139	62,011	18,155

Provision for income taxes	21,595	22,022	6,018

Net income	$38,544	$39,989	$12,137

Earnings per share:

Basic	$1.36	$1.39	$0.42
Diluted	1.33	1.37	0.42

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2007, 2008 and 2009
(In thousands)
As Adjusted (Note 16)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2006	31,304	$313	$284,858	$247,425	$(8,612)	$(83,630)	$440,354

Adjustment for adoption
of FASB guidance related
to convertible debt	-	-	21,808	(5,614)	-	-	16,194

Adjusted balance at
December 31, 2006	31,304	$313	$306,666	$241,811	$(8,612)	$(83,630)	$456,548

Common stock issued
under employee plans	(5)		(662)	(4,031)		16,048	11,355

Tax benefit arising from
common stock issued
under employee plans			(41)				(41)

Stock based compensation			3,771				3,771

Comprehensive income (loss):

Foreign currency
translation adjustments					5,284

Pension liability
(net of income tax
expense of $1,654)					2,823

Net income				38,544

Total comprehensive
Income							46,651

Balance at December 31, 2007	31,299	$313	$309,734	$276,324	$(505)	$(67,582)	$518,284

Common stock issued
under employee plans			(1,483)	(1,940)		10,313	6,890

Tax benefit arising from
common stock issued
under employee plans			1,630				1,630

Stock-based compensation			4,178				4,178

Retirement of 2.50%
convertible notes			(229)				(229)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2007, 2008 and 2009
(In thousands)

					Accumulated
					Other
	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Comprehensive income (loss):

Foreign currency
translation adjustments					(12,498)

Pension liability
(net of income tax
benefit of $10,566)					(18,029)

Net income				39,989

Total comprehensive
Income							9,462

Balance at December 31, 2008	31,299	$313	$313,830	$314,373	$(31,032)	$(57,269)	$540,215

Common stock issued under
employee plans			(1,245)	(1,140)		3,140	755

Tax benefit arising from
common stock issued
under employee plans			561				561

Retirement of 2.50%
convertible notes			(88)				(88)

Stock based compensation			4,308				4,308

Comprehensive income:

Foreign currency
translation adjustments					7,241

Pension liability
(net of income tax
expense of $6,629)					11,310

Cash flow hedging gain
(net of income tax
expense of $45)					76

Net income				12,137

Total comprehensive
income							30,764

Balance at December 31, 2009	31,299	$313	$317,366	$325,370	$(12,405)	$(54,129)	$576,515

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2008 and 2009
(In thousands)

	As Adjusted
	(Note 16)
	2007	2008	2009
Cash flows from operating activities:
Net income	$38,544	$39,989	$12,137
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	13,101	14,641	18,651
Amortization of debt discount	4,618	4,823	4,111
Amortization, all other	18,433	17,695	18,521
Stock-based compensation	3,771	4,178	4,308
Deferred income taxes	15,008	16,304	4,241
Sale of accounts receivable to (collections
on behalf of) purchaser	1,000	(3,000)	(13,000)
Income tax benefit of stock
option exercises	-	1,630	561
Excess tax benefit from stock
option exercises	-	(1,738)	(886)
Gain on extinguishment of debt	-	(1,947)	(1,083)
Increase (decrease) in cash flows from
changes in assets and liabilities, net
of effects from acquisitions:
Accounts receivable	(6,301)	(3,735)	(12,879)
Inventories	(22,621)	(8,110)	(9,454)
Accounts payable	(2,414)	(7,043)	(7,400)
Income taxes	3,118	2,627	(2,287)
Accrued compensation and benefits	2,012	(238)	5,630
Other assets	(83)	(4,469)	(197)
Other liabilities	(2,292)	(10,458)	4,054
	27,350	21,160	12,891
Net cash provided by operating activities	65,894	61,149	25,028

Cash flows from investing activities:
Payments related to business acquisitions,
net of cash acquired	(5,933)	(22,023)	(330)
Purchases of property, plant and equipment	(20,910)	(35,879)	(21,444)
Net cash used in investing activities	(26,843)	(57,902)	(21,774)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	11,355	7,347	1,198
Excess tax benefit from stock
option exercises	-	1,738	886

See notes to consolidated financial statements.
(continued)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2008 and 2009
(In thousands)

	2007	2008	2009

Payments on senior credit agreement	(44,000)	(1,350)	(1,350)
Proceeds of senior credit agreement	-	4,000	6,000
Payments on mortgage notes	(990)	(1,109)	(1,425)
Payments on senior subordinated notes	-	(20,248)	(7,808)
Net change in cash overdrafts	(1,770)	4,270	(1,188)

Net cash used in financing activities	(35,405)	(5,352)	(3,687)

Effect of exchange rate changes
on cash and cash equivalents	4,218	2,221	(1,280)

Net increase (decrease) in cash
and cash equivalents	7,864	116	(1,713)

Cash and cash equivalents at beginning of year	3,831	11,695	11,811

Cash and cash equivalents at end of year	$11,695	$11,811	$10,098

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$14,386	$9,381	$6,303
Income taxes	4,172	7,397	3,650

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

Accounts receivable sale

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $40.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2008 and 2009, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $42.0 million and $29.0 million, respectively, which has been accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $2.9 million, $1.7 million and $0.5 million, in 2007, 2008 and 2009, respectively, and are included in interest expense.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  As a result of this new guidance, our accounts receivable sales agreement will no longer be permitted to be accounted for as a sale and reduction in accounts receivable beginning in 2010.  As a result, accounts receivable sold under the agreement will be recorded as additional borrowings rather than as a reduction in accounts receivable.

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $290.5 million and other intangible assets of $190.8 million as of December 31, 2009.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We completed our goodwill impairment testing as of October 1, 2009 and determined that no impairment existed at that date.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBIT multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 55% to 140%.  Our CONMED Patient Care operating unit has the least excess of fair value over carrying value of our reporting units;    we therefore utilized both a market-based approach and an income approach when performing impairment testing with the resultant fair value exceeding carrying value by 16%.  The income approach contained certain key assumptions including that revenue would resume historical growth patterns in 2010 while including certain cost savings associated with the operational restructuring plan completed during 2009.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 17 years.  The weighted average life for customer relationship assets in aggregate is 34 years.

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

Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $97.2 million and $108.3 million at December 31, 2008 and 2009, respectively, based on their quoted market price.

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

Foreign Exchange and Hedging Activity

We manage our foreign currency transaction risks through the use of forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive income (loss).  These changes in fair value will be reclassified into earnings as a component of sales when the forecasted transaction occurs.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  We record these forward contracts at fair value with resulting gains and losses included in selling and administrative expense in the Consolidated Statements of Income.

Income taxes

Deferred income tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities and operating loss and tax credit carryforwards as measured by the enacted tax rates that are anticipated to be in effect in the respective jurisdictions when these differences reverse.  The deferred income tax provision generally represents the net change in the assets and liabilities for deferred income taxes.  A valuation allowance is established when it is necessary to reduce deferred income tax assets to amounts for which realization is likely.

Deferred income taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends.  Deferred income taxes are provided when the Company no longer considers subsidiary earnings to be permanently invested, such as in situations where the Company’s subsidiaries plan to make future dividend distributions.

On January 1, 2007 we adopted the provisions for accounting for uncertainty in income taxes.  Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The impact of this pronouncement was not material to the Company’s consolidated financial statements.  See Note 6 to the Consolidated Financial Statements for further discussion.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $14.1 million, $13.4 million and $11.3 million for 2007, 2008 and 2009, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2009 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards.  The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2007, 2008 and 2009, respectively:

	2007	2008	2009

Net income	$38,544	$39,989	$12,137

Basic-weighted average shares outstanding	28,416	28,796	29,074

Effect of dilutive potential securities	549	431	68

Diluted-weighted average shares outstanding	28,965	29,227	29,142

Basic EPS	$1.36	$1.39	$0.42

Diluted EPS	$1.33	$1.37	$0.42

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 0.9 and 2.2 million at December 31, 2008 and 2009, respectively.  Upon conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of December 31, 2009, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Stock Based Compensation

We adopted FASB guidance related to stock based compensation effective January 1, 2006.  Such guidance requires that all share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights be recognized in the financial statements based on their fair values.  Prior to January 1, 2006, no compensation expense was recognized for stock options under the provisions of previous guidance since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

We adopted the new guidance using the modified prospective transition method. Under this method, the provisions apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any nonvested stock option awards outstanding as of the date of adoption.  We recognize such expense using a straight-line method over the vesting period.  Prior periods have not been restated.

We elected to adopt the alternative transition method to calculate the tax effects of stock-based compensation for those employee awards that were outstanding upon adoption.  The alternative transition method allows the use of a simplified method to calculate the beginning pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption.  The Company’s policy for intra-period tax allocation is the with and without approach for utilization of tax attributes.

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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

				Accumulated
	Cash Flow		Cumulative	Other
	Hedging	Pension	Translation	Comprehensive
	Gain	Liability	Adjustments	Income (loss)

Balance, December 31, 2008	$-	$(27,592)	$(3,440)	$(31,032)

Pension liability,
net of income tax	-	11,310	-	11,310

Cash flow hedging gain,
net of income tax	76	-	-	76

Foreign currency translation
adjustments	-	-	7,241	7,241

Balance, December 31, 2009	$76	$(16,282)	$3,801	$(12,405)

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2008	2009

Raw materials	$55,022	$48,959
Work in process	22,177	17,203
Finished goods	82,777	98,113
	$159,976	$164,275

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2008	2009

Land	$4,273	$4,486
Building and improvements	91,047	93,855
Machinery and equipment	117,339	148,641
Construction in progress	29,962	8,902
	242,621	255,884
Less: Accumulated depreciation	(98,884)	(112,382)
	$143,737	$143,502

Included in machinery and equipment in 2009 is approximately $22.1 million of capitalized software costs related to the implementation of an enterprise business software application in 2009.

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $3,724, $3,443 and $5,988 for the years ended December 31, 2007, 2008 and 2009, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2009 are as follows:

2010	$6,456
2011	5,479
2012	5,037
2013	4,398
2014	3,632
Thereafter	12,536

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2008	2009
Balance as of January 1,	$289,508	$290,245

Adjustments to goodwill resulting from business
acquisitions finalized	632	300

Foreign currency translation	105	(40)

Balance as of December 31,	$290,245	$290,505

Total accumulated impairment losses (associated with our CONMED Endoscopic Technologies operating unit) aggregated $46,689 at December 31, 2008 and 2009.

Goodwill associated with each of our principal operating units at December 31,  is as follows:

	2008	2009
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,437	171,397

CONMED Patient Care	59,724	60,024

Balance as of December 31,	$290,245	$290,505

Other intangible assets consist of the following:

	December 31, 2008		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$127,594	$(32,187)	$127,594	$(36,490)

Patents and other intangible assets	40,714	(28,526)	41,809	(30,408)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$256,652	$(60,713)	$257,747	$(66,898)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 25 years.  Customer relationships are being amortized over a weighted average life of 34 years.  Patents and other intangible assets are being amortized over a weighted average life of 15 years.

Customer relationship assets were recognized principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 17 years.  The weighted average life for customer relationship assets in aggregate is 34 years.

Trademarks and tradenames were recognized principally in connection with the 1997 acquisition of Linvatec Corporation.  We continue to market products, release new product and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time.  Therefore, our trademarks and tradenames intangible assets are not amortized.

Amortization expense related to intangible assets for the year ending December 31, 2009 and estimated amortization expense for each of the five succeeding years is as follows:

2009	6,185
2010	6,110
2011	6,110
2012	5,904
2013	5,854
2014	5,624

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2008	2009
Revolving line of credit	$4,000	$10,000

Term loan borrowings on senior credit facility	57,638	56,287

2.50% convertible senior subordinated notes	111,549	106,770

Mortgage notes	12,737	11,312

Total long-term debt	185,924	184,369

Less: Current portion	3,185	2,174

	$182,739	$182,195

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan. There were $10.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2009.  Our available borrowings on the revolving credit facility at December 31, 2009 were $81.6 million with approximately $8.4 million of the facility set aside for outstanding letters of credit.  There were $56.3 million in borrowings outstanding on the term loan at December 31, 2009.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at December 31, 2009) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.50% or an alternative base rate (3.625% at December 31, 2009).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $11.3 million at December 31, 2009.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024.  During the year ended December 31, 2008, we repurchased and retired $25.0 million of the Notes for $20.2 million and recorded a gain on the early extinguishment of debt of $1.9 million net of the write-off of $0.4 million in unamortized deferred financing costs and $2.4 million in unamortized debt discount.  During the year ended December 31, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2009, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes.

The Notes contain two embedded derivatives.  The embedded derivatives are recorded at fair value in other long-term liabilities and changes in their value are recorded through the consolidated statements of income.  The embedded derivatives have a nominal value, and it is our belief that any change in their fair value would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In May 2008, the FASB issued guidance which specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company was required to apply the guidance retrospectively to all past periods presented.  We adopted this guidance on January 1, 2009 related to our 2.50% convertible senior subordinated notes due 2024.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the year ended December 31, 2007, 2008 and 2009, we have recorded interest expense related to the amortization of debt discount on the Notes of $4.6 million, $4.8 million and $4.1 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes is being amortized through November 2011.  For the years ended December 31, 2007, 2008 and 2009, we have recorded interest expense on the Notes of $3.8 million, $3.7 million and $2.9 million, respectively, at the contractual coupon rate of 2.50%.

Amounts recognized in the consolidated balance sheets related to the Notes consist of the following at December 31,:

	2008	2009
Principal value of the Notes	$125,000	$115,093

Unamortized discount	(13,451)	(8,323)

Carrying value of the Notes	$111,549	$106,770

Equity component	$21,579	$21,491

The scheduled  maturities  of  long-term  debt outstanding at December 31, 2009 are as follows:

2010	$ 2,174
2011	12,244
2012	54,556
2013	1,050
2014	1,140
Thereafter	121,528

Note 6 — Income Taxes

The provision for income taxes for the years ended December 31, 2007, 2008 and 2009 consists of the following:

	2007	2008	2009
Current tax expense:

Federal	$2,634	$2,094	$(1,281)
State	1,102	498	791
Foreign	2,851	3,126	2,267
	6,587	5,718	1,777
Deferred income tax expense	15,008	16,304	4,241
Provision for income taxes	$21,595	$22,022	$6,018

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2007, 2008 and 2009 follows:

	2007	2008	2009
Tax provision at statutory rate based
on income before income taxes	35.00%	35.00%	35.00%

State income taxes	1.77	1.47	5.59

Stock-based compensation	0.60	0.43	1.59

Foreign income taxes	0.20	(0.58)	(2.90)

Research & development credit	(1.29)	(1.45)	(4.46)

Settlement of taxing
authority examinations	(1.05)	-	(5.60)

Other nondeductible permanent differences	0.68	0.91	2.86

Other, net	-	(0.27)	1.07

	35.91%	35.51%	33.15%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2008 and 2009 are as follows:

	2008	2009
Assets:

Inventory	$4,376	$3,912
Net operating losses	2,493	780
Capitalized research and development	-	4,757
Deferred compensation	2,302	2,331
Accounts receivable	2,534	2,524
Employee benefits	1,582	2,157
Accrued pension	11,783	3,436
Research and development credit	3,004	3,814
Foreign tax credit	1,140	1,513
Other	4,250	10,390
Valuation allowance	(2,069)	(1,058)
	31,395	34,556

Liabilities:

Goodwill and intangible assets	83,524	95,049
Depreciation	6,054	4,548
State taxes	1,250	2,090
Contingent interest	14,293	14,050

	105,121	115,737

Net liability	$(73,726)	$(81,181)

Income before income taxes consists of the following U.S. and foreign income:

	2007	2008	2009

U.S. income	$53,046	$51,616	$10,108
Foreign income	7,093	10,395	8,047

Total income	$60,139	$62,011	$18,155

The net operating loss carryforward of an acquired subsidiary begins to expire in 2023.  The net operating loss carryforward is subject to a pre-existing ownership change limitation under IRC section 382 as a result of the purchase of stock of the acquired subsidiary.  The annual existing ownership change limitation on the acquired net operating loss is $2.1 million.  We have established a valuation allowance to reflect the uncertainty of realizing the benefit of the net operating loss carryforward recognized in connection with an acquisition.  Changes in deferred tax valuation allowances and income tax uncertainties after the acquisition date, including those associated with acquisitions generally will affect income tax expense.

The gross amount of Federal net operating loss carryforwards available is $3.8 million.  This includes $2.1 million of net operating loss carryforward from an acquired subsidiary as discussed above.  The remaining $1.7 million begins to expire in 2026.  Approximately $1.7 million of the gross Federal net operating loss is attributable to stock-based compensation windfall tax deductions.  In accordance with FASB guidance, the $0.6 million windfall tax benefit on the $1.7 million net operating loss carryforward has not been recorded as a deferred tax asset.  The $0.6 million tax benefit will be recorded in additional paid-in capital when realized.

The amount of Federal Research and Development credit carryforward available is $3.8 million.  These credits begin to expire in 2024.  The total amount of Federal Foreign Tax Credit carryforward available is $1.5 million.  These credits begin to expire in 2017.

Deferred tax amounts include approximately $3.5 million of future tax benefits associated with state tax credits which have an indefinite carryforward period.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2007.

We have not provided for federal income taxes on undistributed earnings of our foreign subsidiaries as it remains our intention to permanently reinvest such earnings (approximately $41.0 million at December 31, 2009.)  It is not practicable given the complexities of the foreign tax credit calculation to estimate the tax due upon any possible repatriation.

On January 1, 2007 we adopted the provisions of accounting for uncertainty in income taxes that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The impact of this pronouncement was not material to the Company’s consolidated financial statements.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2007	2008	2009
Balance as of January 1,	$1,359	$1,866	$2,869

Increases (decreases) for positions
taken in prior periods	(164)	212	139

Increases for positions taken in current
periods	1,410	1,117	183

Decreases in unrecorded tax positions related
to settlement with the taxing authorities	(739)	(154)	(1,322)

Decreases in unrecorded tax positions related
to lapse of statute of limitations	-	(172)	-

Balance as of December 31,	$1,866	$2,869	$1,869

If the total unrecognized tax benefits of $1.9 million at December 31, 2009 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2009 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of operations.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months as a result of the anticipated completion of taxing authority examinations for the tax years 2006 through 2008.  The range of change in unrecognized tax benefits is estimated between $0.8 million and $1.5 million.

Note 7 – Shareholders’ Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2008 and 2009, no preferred stock had been issued.

On February 15, 2005, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million could be purchased in any calendar year.  The Board subsequently amended this program on December 2, 2005 to authorize repurchases up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  Through December 31, 2006, we have repurchased a total of 2.2 million shares of common stock aggregating $53.2 million under this authorization.  No stock repurchases were made in 2007, 2008 or 2009.

We have reserved 5.8 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 1.1 million shares remain available for grant at December 31, 2009.  The exercise price on all outstanding options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs and RSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $3.8 million, $4.2 million and $4.3 million for the year ended December 31, 2007, 2008 and 2009, respectively.  This amount is included in selling and administrative expenses on the Consolidated Statements of Operations.  Tax related benefits of $0.8 million, $1.1 million and $1.3 million were also recognized for the years ended December 31, 2007, 2008 and 2009.  Cash received from the exercise of stock options was $11.3 million, $6.9 million and $0.7 million for the years ended December 31, 2007, 2008 and 2009, respectively and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the years ended December 31, 2007, 2008 and 2009 was $11.88, $9.35 and $7.03, respectively.  The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted in the years ended December 31, 2007, 2008 and 2009, respectively:  risk-free interest rate of 4.56%, 3.25% and 2.48%; volatility factor of the expected market price of the Company's common stock of 32.61%, 30.36% and 37.17%; a weighted-average expected life of the option and SAR of 5.7 years for 2007 and 2008 and 6.2 years for 2009; and that no dividends would be paid on common stock.  The risk free interest rate is based on the option and SAR grant date for a traded zero-coupon U.S. Treasury bond with a maturity date closest to the expected life.  Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant.  The expected life represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the year ended December 31, 2009.:

	Number	Weighted-
	of	Average
	Shares	Exercise
	(in 000’s)	Price

Outstanding at December 31, 2008	2,423	$24.10

Granted	233	$17.30
Forfeited	(159)	$22.38
Exercised	(46)	$16.92

Outstanding at December 31, 2009	2,451	$23.70
Exercisable at December 31, 2009	1,839	$23.94

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2009 was 5.0 years and 4.0 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2009 was $4.8 million and $3.3 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the year ended December 31, 2007, 2008 and 2009 was $6.7 million, $4.0 million and $0.2 million, respectively.

The following table illustrates the RSU activity for the year ended December 31, 2009.  There were no RSU’s granted prior to 2006.

	Number	Weighted-
	of	Average
	Shares	Grant-Date
	(in 000’s)	Fair Value

Outstanding at December 31, 2008	336	$26.01

Granted	197	$17.02
Vested	(77)	$25.48
Forfeited	(31)	$24.67

Outstanding at December 31, 2009	425	$22.03

The weighted average fair value of awards of RSUs granted in the years ended December 31, 2007, 2008 and 2009 was $29.13, $26.94 and $17.02, respectively.

The total fair value of shares vested was $0.6 million, $1.3 million and $1.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

As of December 31, 2009, there was $12.1 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plan which is expected to be recognized over a weighted average period of 3.5 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2009, we issued approximately 28,900 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 8 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating segments, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of products, production processes, customer base, distribution methods and regulatory environment.  Our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments also have similar economic characteristics and therefore qualify for aggregation.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating units do not qualify for aggregation since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating income (loss) in these segments.

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

The following is net sales information by product line and reportable segment:

	2007	2008	2009

Arthroscopy	$264,637	$291,910	$269,820
Powered Surgical Instruments	149,261	155,659	144,014
CONMED Linvatec	413,898	447,569	413,834
CONMED Electrosurgery	92,107	100,493	94,959
CONMED Endosurgery	58,829	64,459	66,027
CONMED Linvatec, Electrosurgery,
and Endosurgery	564,834	612,521	574,820
CONMED Patient Care	76,711	78,384	70,978
CONMED Endoscopic Technologies	52,743	51,278	48,941

Total	$694,288	$742,183	$694,739

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income (loss) and income before income taxes.  The Corporate line includes corporate related items not allocated to operating units:

	2007	2008	2009

CONMED Linvatec, Electrosurgery
and Endosurgery	$87,569	$98,101	$62,715
CONMED Patient Care	2,003	2,259	(1,263)
CONMED Endoscopic Technologies	(6,250)	(7,411)	(7,904)
Corporate	(2,331)	(17,690)	(25,279)
Income from operations	80,991	75,259	28,269
Gain on early extinguishment of debt	-	1,947	1,083
Amortization of bond discount	4,618	4,823	4,111
Interest expense	16,234	10,372	7,086

Income before income taxes	$60,139	$62,011	$18,155

Net sales information for geographic areas consists of the following:

	2007	2008	2009

United States	$404,434	$411,773	$385,770
Canada	55,313	52,792	48,713
United Kingdom	45,335	44,123	35,155
Japan	26,274	28,026	29,244
Australia	30,199	30,270	30,159
All other countries	132,733	175,199	165,698

Total	$694,288	$742,183	$694,739

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2008 and 2009.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2007, 2008 and 2009.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our employees.

Total employer contributions to the 401(k) plan were $2.5 million, $2.7 million and $6.8 million during the years ended December 31, 2007, 2008 and 2009, respectively.  Included in the 2009 total is a discretionary one-time $4.0 million employer 401(k) contribution.

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

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2008	2009

Accumulated Benefit Obligation	$61,514	$61,222

Change in benefit obligation
Projected benefit obligation at beginning of year	$56,592	$76,610
Service cost	5,835	187
Interest cost	3,977	3,920
Actuarial loss (gain)	14,837	(4,802)
Curtailment gain	-	(11,358)
Benefits paid	(4,631)	(3,335)

Projected benefit obligation at end of year	$76,610	$61,222

Change in plan assets
Fair value of plan assets at beginning of year	$48,532	$45,381
Actual gain (loss) on plan assets	(10,520)	6,723
Employer contributions	12,000	4,073
Benefits paid	(4,631)	(3,335)
Fair value of plan assets at end of year	$45,381	$52,842

Funded status	$(31,229)	$(8,380)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2008	2009

Accrued long-term pension liability	$31,229	$8,380
Accumulated other comprehensive income (loss)	(43,762)	(25,823)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2008	2009

Discount rate	5.97%	5.86%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%

Accumulated other comprehensive income (loss) for the years ended December 31, 2008 and 2009 consists of the following items not yet recognized in net periodic pension cost (before income taxes):

	2008	2009
Net actuarial loss	$(48,216)	$(25,823)
Transition liability	(28)	-
Prior service cost	4,482	-
Accumulated other comprehensive income (loss)	$(43,762)	$(25,823)

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2009 are as follows:

Current year actuarial gain	$9,409
Curtailment gain	6,990
Amortization of actuarial loss	1,627
Amortization of prior service costs (credits)	(88)
Amortization of transition liability	1
Total recognized in other comprehensive income	$17,939

The estimated portion of net actuarial loss in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic pension cost in 2010 is $1,313.

Net periodic pension cost for the years ended December 31, consists of the following:

	2007	2008	2009

Service cost — benefits earned during the period	$5,863	$5,835	$1,887
Interest cost on projected benefit obligation	3,216	3,977	3,920
Return on plan assets	(3,226)	(4,210)	(3,817)
Curtailment gain	-	-	(4,368)
Transition amount	4	4	1
Prior service cost	(351)	(351)	(88)
Amortization of loss	1,382	1,320	1,627
Net periodic pension cost	$6,888	$6,575	$(838)

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2007	2008	2009

Discount rate	5.90%	6.48%	5.97%*
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.50%	3.50%

*For the year ending December 31, 2009, the discount rate used in determining pension expense was 5.97% in the first quarter of 2009;  the discount rate used for purposes of remeasuring plan liabilities as of the date the plan freeze was approved and for purposes of measuring pension expense for the remainder of 2009 was 7.30%.

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension		Target
	Plan Assets		Allocation
	2008	2009	2010

Equity securities	47%	64%	75%
Debt securities	53	36	25
Total	100%	100%	100%

As of December 31, 2009, the Plan held 27,562 shares of our common stock, which had a fair value of $0.6 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

The following table sets forth the fair value of Plan assets as of December 31,:

	2008	2009

Common Stock	$15,250	$20,795
Money Market Fund	21,554	16,090
Equity Funds	6,162	13,247
Fixed Income Securities	2,328	2,638
Accrued Interest and Dividend	87	72
Total Assets at Fair Value	$45,381	$52,842

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2008 and 2009:

Common Stock:	Common stock is valued at the closing price reported on the common stock’s respective stock exchange and is classified within level 1 of the valuation hierarchy.

Money Market Fund:	These investments are public investment vehicles valued using $1 for the Net Asset Value (NAV). The money market fund is classified within level 2 of the valuation hierarchy.

Equity Funds:
These investments are public investment vehicles valued using the NAV provided by the administrator of the fund.  The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.  The NAV is a quoted price in an active market and is classified within level 1 of the valuation hierarchy.

Fixed Income Securities:	Valued at the closing price reported on the active market on which the individual securities are traded and are classified within level 1 of the valuation hierarchy.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2009:

	Level 1	Level 2	Total

Common Stock	$20,795	$-	$20,795
Money Market Fund	-	16,090	16,090
Equity Funds	13,247	-	13,247
Fixed Income Securities	2,638	-	2,638
Total Assets at Fair Value	$36,680	$16,090	$52,770

We are required to contribute approximately $3.0 million to our pension plan for the 2010 Plan year.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years.  The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2009 and reflect the impact of expected future employee service.

2010	2,751
2011	2,815
2012	2,982
2013	3,167
2014	3,311
2015-2019	19,216

Note 10 — Legal Matters

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoena may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligation of a third party we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our results of operations.

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

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater remediation and employee health and safety. In some jurisdictions environmental requirements may be expected to become more stringent in the future. In the United States certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities.  While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Note 11 — Other expense (income)

Other expense (income) for the year ended December 31, consists of the following:

	2007	2008	2009
Termination of product offering	$148	$-	$-
Facility closure costs	1,822	-
Gain on litigation settlement	(6,072)	-	-
Product liability settlement	1,295	-	-
New plant/facility consolidation costs	-	1,577	2,726
Net pension gain	-	-	(1,882)
Product recall	-	-	5,992
CONMED Endoscopic Technologies division consolidation costs	-	-	4,080
Other expense (income)	$(2,807)	$1,577	$10,916

During 2004, we elected to terminate our surgical lights product line.  We instituted a customer replacement program whereby all currently installed surgical lights were replaced by CONMED.  We recorded charges totaling $5.5 million related to the surgical lights customer replacement program (including $0.1 million in the year ended December 31, 2007) in other expense (income).  The surgical lights customer replacement program was completed during the second quarter of 2007.

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

During 2007, we elected to close our CONMED Endoscopic Technologies sales office in France and incurred $1.5 million in costs associated with this closure primarily related to severance expense.  We have recorded such costs in other expense (income).

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

During 2008, we announced a plan to restructure certain of our operations.  We incurred $18.6 million in restructuring costs of which $4.3 million (including $1.6 million and $2.7 million in the years ending December 31, 2008 and 2009, respectively) have been recorded in other expense (income) and include charges related to the consolidation of our distribution centers.  The remaining $14.3 million (including $2.5 million and $11.8 million in the years ending December 31, 2008 and 2009, respectively) in restructuring costs have been charged to cost of goods sold and represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico and the closure of two Utica, New York area manufacturing facilities (See Note 17).

During 2009, we elected to freeze benefit accruals under the defined benefit pension plan for United States employees, effective May 14, 2009.  As a result, we recorded a net pension gain of $1.9 million in the first quarter of 2009 associated with the elimination of future benefit accruals under the pension plan (see Note 9).

During 2009, we announced a voluntary recall of certain model numbers of the PRO5 & PRO6 series battery handpieces and certain lots of the MC5057 Universal Cable used with certain of CONMED Linvatec’s powered handpieces.  Current models of products are not affected.  The cost of this recall is expected to be approximately $6.0 million and we have recorded this cost in 2009.  We have performed repairs on $0.9 million of the total $6.0 million of expected costs in 2009.

During 2009, we elected to consolidate the administrative offices and operations of the CONMED Endoscopic Technologies division from its offices in Chelmsford, Massachusetts to our Corporate headquarters in Utica, New York.  The sales force and product portfolio remain unchanged and CONMED Endoscopic Technologies continues to operate as a separate division of the Company.  We incurred a total of $4.9 million in charges of which $4.1 million have been recorded in other expense (income) and include charges relating to severance, lease termination costs, write down of fixed assets and other transition costs.  The remaining $0.8 million in costs relate to the write-down of inventory and is included in cost of goods sold.  We believe the divisional consolidation is now complete and do not expect any further costs.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2007	2008	2009

Balance as of January 1,	$3,617	$3,306	$3,341

Provision for warranties	3,078	3,581	3,638
Claims made	(3,389)	(3,546)	(3,596)

Balance as of December 31,	$3,306	$3,341	$3,383

Note 13 – Fair Value Measurement

In March 2008, the FASB issued guidance which requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted such guidance during the quarter ended March 31, 2009.

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

Foreign Currency Forward Contracts.  We manage our foreign currency transaction risks through the use of forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss.  These changes in fair value will be reclassified into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2009 which have been accounted for as cash flow hedges totaled $80.2 million.  Net realized losses recognized for forward contracts accounted for as cash flow hedges approximated $0.4 million for the year ended December 31, 2009.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in accumulated other comprehensive income (loss) totaled $0.1 million at December 31, 2009.  These unrealized gains will be recognized in income in 2010.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2009 which have not been designated as hedges totaled $28.6 million.  Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $3.9 million for the year ended December 31, 2009, offsetting gains on our intercompany receivables of $4.6 million for the year ended December 31, 2009.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of income.

We record these forward foreign exchange contracts at fair value;  the following table summarizes the fair value for forward foreign exchange contracts outstanding at December 31, 2009:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange Contracts	Prepaid Expenses and other current assets	$739	Prepaid Expenses and other current assets	$(618)	$121

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Prepaid Expenses and other current assets	25	Prepaid Expenses and other current assets	(51)	(26)

Total derivatives		$764		$(669)	$95

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $0.1 million in prepaid expenses and other current assets.

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

We adopted this guidance as of January 1, 2008, with the exception of its application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed to fiscal years beginning after November 15, 2008, which we therefore adopted as of January 1, 2009. As of December 31, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of December 31, 2009 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes.  The value of these liabilities was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes approximate fair value.  The fair value of the Notes approximated $97.2 million and $108.3 million at December 31, 2008 and December 31, 2009, respectively, based on their quoted market price.  See Note 5 for additional discussion of the Notes.

Note 14 - New Accounting Pronouncements

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009.  Our current off balance sheet arrangement in which a wholly-owned, bankruptcy-remote, special purpose subsidiary of CONMED Corporation sells an undivided percentage ownership interest in receivables to a bank under an accounts receivable sales agreement, will no longer be permitted to be accounted for as a sale and reduction in accounts receivable beginning in 2010.  As a result, accounts receivable sold under the agreement (which aggregated $29.0 million at December 31, 2009) would be recorded as additional borrowings rather than as a reduction in accounts receivable.  There will be no impact to the results of operations.

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

2007

Net sales	$710,685
Net income	41,069
Net income per share:
Basic	$1.45
Diluted	$1.42

Note 16 – Convertible senior subordinated notes

In May 2008, the FASB issued guidance which specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company was required to apply the guidance retrospectively to all past periods presented.  We adopted this guidance on January 1, 2009 related to our 2.50% convertible senior subordinated notes due 2024 (“the Notes”).

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the years ended December 31, 2007, 2008 and 2009, we have recorded interest expense related to the amortization of debt discount on the Notes of $4.6 million, $4.8 million and $4.1 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes is being amortized through November 2011.  For the years ended December 31, 2007, 2008 and 2009, we have recorded interest expense on the Notes of $3.8 million, $3.7 million and $2.9 million, respectively, at the contractual coupon rate of 2.50%.

The following table illustrates the effects of adopting the new guidance on each Consolidated Balance Sheet line item as of December 31, 2008:

	As Originally	As	Effect
	Reported	Adjusted	of Change
Long-term debt	$196,190	$182,739	$(13,451)

Deferred income taxes	83,498	88,468	4,970

Total liabilities	399,927	391,446	(8,481)

Paid-in capital	292,251	313,830	21,579

Retained earnings	327,471	314,373	(13,098)

Total shareholders’ equity	531,734	540,215	8,481

The following tables illustrate the effects of adopting the new guidance on each Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2008:

	As Originally	As	Effect
	Reported	Adjusted	of Change
Consolidated statement of operations
for the year ended December 31, 2007:

Amortization of debt discount	$-	$4,618	$4,618

Income before income taxes	64,757	60,139	(4,618)

Provision for income taxes	23,301	21,595	(1,706)

Net income	41,456	38,544	(2,912)

EPS:

Basic	$1.46	$1.36	$(.10)
Diluted	1.43	1.33	(.10)

Consolidated statement of operations
for the year ended December 31, 2008:

Gain on early extinguishment of debt	$4,376	$1,947	$(2,429)

Amortization of debt discount	-	4,823	4,823

Income before income taxes	69,263	62,011	(7,252)

Provision for income taxes	24,702	22,022	(2,680)

Net income	44,561	39,989	(4,572)

EPS:

Basic	$1.55	$1.39	$(.16)
Diluted	1.52	1.37	(.15)

Consolidated statement of cash flow for
the year ended December 31, 2007:

Net income	$41,456	$38,544	$(2,912)

Amortization of debt discount	-	4,618	4,618

Deferred income taxes	16,714	15,008	(1,706)

Consolidated statement of cash flow for
the year ended December 31, 2008:

Net income	$44,561	$39,989	$(4,572)

Amortization of debt discount	-	4,823	4,823

Deferred income taxes	18,984	16,304	(2,680)

Note 17 – Restructuring

During 2009, we completed the first phase of our operational restructuring plan which we had previously announced in the second quarter of 2008.  The restructuring included the closure of two manufacturing facilities located in the Utica, New York area totaling approximately 200,000 square feet with manufacturing transferred into either our Corporate headquarters location in Utica, New York or into a newly constructed leased manufacturing facility in Chihuahua, Mexico.  In addition, manufacturing previously done by a contract manufacturing facility in Juarez, Mexico was transferred in-house to the Chihuahua facility.  Finally, certain domestic distribution activities were centralized in a new leased consolidated distribution center in Atlanta, Georgia.  We believe our restructuring will reduce our cost base by consolidating our Utica, New York operations into a single facility and expanding our lower cost Mexican operations, as well as improve service to our customers by shipping orders from more centralized distribution centers.  The closure of the two manufacturing facilities, consolidation of distribution activities and the first phase of transitioning manufacturing operations was substantially complete as of December 31, 2009.

During 2010, we plan to enter into the second phase of our restructuring plan which contemplates transferring additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.  We expect to incur $2.5 million in costs associated with the second phase of our restructuring plan.

In conjunction with our restructuring plan, we considered FASB guidance which requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  As a result of our restructuring, two manufacturing facilities located in the Utica, New York area were closed prior to the end of their previously estimated useful lives.  We determined one facility did not have any value and therefore recorded a $0.5 million charge for the remaining net book value of the facility in the fourth quarter of 2009.  We plan to sell or lease the second facility and have tested it for impairment under the guidance for long-lived assets to be held and used.  We performed our impairment testing on the second facility by comparing future cash flows expected to be generated by this facility (undiscounted and without interest charges) against the carrying amount ($2.1 million as of December 31, 2009).  Since future cash flows expected to be generated by the second facility exceed its carrying amount, we do not believe any impairment exists at this time.  However, we cannot be certain an impairment charge will not be required in the future.

As of December 31, 2009, we have incurred $18.6 million (including $4.1 million and $14.5 million, in the years ended December 31, 2008 and 2009, respectively) in costs associated with our restructuring.

Approximately $14.3 million (including $2.5 million and $11.8 million in the years ended December 31, 2008 and 2009, respectively) of the total $18.6 million in restructuring costs have been charged to cost of goods sold.  The $14.3 million charged to cost of goods sold includes $6.1 million in under utilization of production facilities (including $1.2 million and $4.9 million, in the years ended December 31, 2008 and 2009, respectively), $2.4 million in accelerated depreciation (including $0.3 million and $2.1 million, in the years ended December 31, 2008 and 2009, respectively), $2.1 million in severance related charges (including $0.1 million and $2.0 million, in the years ended December 31, 2008 and 2009, respectively), and $3.7 million in other charges (including $0.9 million and $2.8 million, in the years ended December 31, 2008 and 2009, respectively).

The remaining $4.3 million (including $1.6 million and $2.7 million, in the years ended December 31, 2008 and 2009, respectively) in restructuring costs have been recorded in other expense and primarily include severance, lease and other charges related to the consolidation of our distribution centers.

As the second phase of our restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within FASB guidance, no accrual for such costs has been made at this time.

We estimate the total costs of the second phase of our restructuring plan will approximate $2.5 million during 2010, including $1.3 million related to employee termination costs and $1.2 million in other restructuring related activities. We expect these restructuring costs will be charged to cost of goods sold.  The second phase of the restructuring plan impacts Corporate manufacturing facilities which support multiple reporting segments.  As a result, costs associated with the second phase of our restructuring plan will be reflected in the Corporate line within our business segment reporting.

Note 18 – Subsequent Events

We evaluated subsequent events through February 25, 2010, the date the financial statements have been issued.

Note 19 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2008 and 2009 are as follows:

	Three Months Ended
	March	June	September	December
2008
Net sales	$190,773	$192,755	$179,409	$179,246
Gross profit	97,764	100,890	94,688	89,039
Net income	10,252	11,685	9,735	8,317
EPS:
Basic	$.36	$.41	$.34	$.28
Diluted	.35	.40	.33	.28

	Three Months Ended
	March	June	September	December
2009
Net sales	$164,062	$164,569	$175,475	$190,633
Gross profit	76,352	77,312	87,636	96,032
Net income	4,485	1,409	1,288	4,955
EPS:
Basic	$.15	$.05	$.04	$.17
Diluted	.15	.05	.04	.17

Unusual Items Included In Selected Quarterly Financial Data:

2008

First quarter

During the first quarter of 2008, we recorded a charge of $1.0 million to cost of goods sold related to the purchase accounting fair value adjustment for inventory acquired in connection with the purchase of our Italian distributor.

Second Quarter

There were no unusual items in the second quarter of 2008.

Third Quarter

During the third quarter of 2008, we recorded a charge of $0.7 million in other expense (income)  related to the restructuring of certain of our operations – see Note 11 and Note 17.

Fourth Quarter

During the fourth quarter of 2008, we recorded a gain of $1.9 million on the early extinguishment of debt – see Note 5.

During the fourth quarter of 2008, we recorded a charge of $3.4 million related to the restructuring of certain of our operations;  $2.5 million of the charge is recorded in cost of goods sold and $0.9 million is recorded in other expense (income) – see Note 11 and Note 17.

2009

First quarter

During the first quarter of 2009, we recorded a charge of $3.4 million related to the restructuring of certain of our operations;  $2.9 million of the charge is recorded in cost of goods sold and $0.5 million is recorded in other expense (income)– see Note 11 and Note 17.

During the first quarter of 2009, we elected to freeze benefit accruals under the defined benefit pension plan for United States employees, effective May 14, 2009.  As a result, we recorded a net pension gain in other expense (income) of $1.9 million associated with the elimination of future benefit accruals under the pension plan – see Note 9 and Note 11.

During the first quarter of 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount – See Note 5.

Second Quarter

During the second quarter of 2009, we recorded a charge of $4.4 million related to the restructuring of certain of our operations;  $3.7 million of the charge is recorded in cost of goods sold and $0.7 million is recorded in other expense (income) – see Note 11 and Note 17.

Third Quarter

During the third quarter of 2009, we recorded a charge of $3.3 million related to the restructuring of certain of our operations;  $2.2 million of the charge is recorded in cost of goods sold and $1.1 million is recorded in other expense (income) – see Note 11 and Note 17.

During the third quarter of 2009, we recorded a charge of $6.0 million in other expense (income) related to the voluntary recall of certain model numbers of the PRO5 & PRO6 series battery handpieces and certain lots of the MC5057 Universal Cable used with certain of CONMED Linvatec’s powered handpieces – see Note 11.

During the third quarter of 2009, we recorded a charge of $0.3 million in other expense (income) related to the consolidation of the administrative offices of CONMED Endoscopic Technologies – see Note 11.

Fourth Quarter

During the fourth quarter of 2009, we recorded a charge of $3.4 million related to the restructuring of certain of our operations;  $3.0 million of the charge is recorded in cost of goods sold and $0.4 million is recorded in other expense (income) – see Note 11 and Note 17.

During the fourth quarter of 2009, we recorded a charge of $4.6 million related to the consolidation of the administrative offices and operations of CONMED Endoscopic Technologies;  $0.8 million of the charge is recorded in cost of goods sold and $3.8 million is recorded in other expense (income)– see Note 11.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at	Charged to	Charged to		Column E
Column A	Beginning of	Costs and	Other	Column D	Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period

2009

Allowance for bad debts	$1,370	$119	$-	$(314)	$1,175
Sales returns and
allowance	2,974	647	-	(265)	3,356
Deferred tax asset
valuation allowance	2,069	278	-	(1,289)	1,058

2008

Allowance for bad debts	$787	$453	$285	$(155)	$1,370
Sales returns and
allowance	3,030	-	-	(56)	2,974
Deferred tax asset
valuation allowance	4,209	-	-	(2,140)	2,069

2007

Allowance for bad debts	$1,210	$346	$-	$(769)	$787
Sales returns and
allowance	2,964	446	-	(380)	3,030
Deferred tax asset
valuation allowance	6,892	805	-	(3,488)	4,209