Form 10-Q
period 2010-03-31
CONMED CORP
filed 2010-05-05
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
March 31, 2010

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

The number of shares outstanding of registrant's common stock, as of April 30, 2010 is 29,180,524 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,

	2009	2010

Net sales	$164,062	$176,365

Cost of sales	87,710	84,570

Gross profit	76,352	91,795

Selling and administrative expense	61,853	70,552

Research and development expense	8,489	7,682

Other expense (income)	(1,336)	-

	69,006	78,234

Income from operations	7,346	13,561

Gain on early extinguishment of debt	1,083	-

Amortization of debt discount	1,045	1,052

Interest expense	1,488	1,749

Income before income taxes	5,896	10,760

Provision for income taxes	1,411	3,441

Net income	$4,485	$7,319

Per share data:

Net income
Basic	$.15	$.25
Diluted	.15	.25

Weighted average common shares
Basic	29,030	29,165
Diluted	29,061	29,409

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	March 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,098	$9,970
Accounts receivable, net	126,162	148,578
Inventories	164,275	168,619
Deferred income taxes	14,782	14,741
Prepaid expenses and other current assets	10,293	11,221
Total current assets	325,610	353,129
Property, plant and equipment, net	143,502	142,615
Deferred income taxes	1,953	1,738
Goodwill	290,505	294,823
Other intangible assets, net	190,849	194,385
Other assets	5,994	5,676
Total assets	$958,413	$992,366

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,174	$35,174
Accounts payable	26,210	27,582
Accrued compensation and benefits	25,955	22,291
Income taxes payable	677	81
Other current liabilities	24,091	20,726
Total current liabilities	79,107	105,854

Long-term debt	182,195	173,910
Deferred income taxes	97,916	103,355
Other long-term liabilities	22,680	24,934
Total liabilities	381,898	408,053

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2009 and 2010, respectively	313	313
Paid-in capital	317,366	318,130
Retained earnings	325,370	332,574
Accumulated other comprehensive loss	(12,405)	(13,160)
Less: 2,149,832 and 2,126,596 shares of common stock
in treasury, at cost in 2009 and 2010, respectively	(54,129)	(53,544)
Total shareholders’ equity	576,515	584,313
Total liabilities and shareholders’ equity	$958,413	$992,366

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2009	2010

Cash flows from operating activities:
Net income	$4,485	$7,319
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	4,011	4,147
Amortization of debt discount	1,045	1,052
Amortization, all other	4,395	5,083
Stock-based compensation	974	940
Deferred income taxes	2,535	3,598
Gain on early extinguishment of debt	(1,083)	-
Sale of accounts receivable to (collections on
behalf of) purchaser (Note 13)	(2,000)	(29,000)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	5,472	5,378
Inventories	(3,391)	(8,002)
Accounts payable	(4,643)	3,836
Income taxes payable	(2,141)	(620)
Accrued compensation and benefits	41	(3,509)
Other assets	(133)	(865)
Other liabilities	(2,851)	(2,289)
Net cash provided by (used in)
operating activities	6,716	(12,932)

Cash flows from investing activities:
Payments related to business acquisitions	(112)	(5,083)
Purchases of property, plant and equipment	(7,441)	(3,333)
Net cash used in investing activities	(7,553)	(8,416)

Cash flows from financing activities:
Net proceeds from common stock issued under
employee plans	110	267
Proceeds of long term debt	12,000	-
Payments on long term debt	(7,913)	(9,337)
Proceeds from secured borrowings, net (Note 13)	-	33,000
Net change in cash overdrafts	(3,164)	(2,531)
Net cash provided by financing activities	1,033	21,399

Effect of exchange rate changes
on cash and cash equivalents	171	(179)

Net increase (decrease) in cash and cash equivalents	367	(128)

Cash and cash equivalents at beginning of period	11,811	10,098

Cash and cash equivalents at end of period	$12,178	$9,970

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2009 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended
	March 31,
	2009	2010

Net income	$4,485	$7,319

Other comprehensive income:
Pension liability, net of income tax	12,349	207
Cash flow hedging gain, net of income tax	-	606
Foreign currency translation adjustments	(3,396)	(1,568)

Comprehensive income	$13,438	$6,564

Accumulated other comprehensive income (loss) consists of the following:

				Accumulated
	Cash Flow		Cumulative	Other
	Hedging	Pension	Translation	Comprehensive
	Gain	Liability	Adjustments	Income (loss)

Balance, December 31, 2009	$76	$(16,282)	$3,801	$(12,405)

Pension liability,
net of income tax	-	207	-	207

Cash flow hedging gain,
net of income tax	606	-	-	606

Foreign currency translation
adjustments	-	-	(1,568)	(1,568)

Balance, March 31, 2010	$682	$(16,075)	$2,233	$(13,160)

Note 4 – Fair value of financial instruments

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

Foreign Currency Forward Contracts.  We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31, 2010 which have been accounted for as cash flow hedges totaled $51.9 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.9 million for the quarter ended March 31, 2010.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in accumulated other comprehensive income (loss) totaled $0.7 million at March 31, 2010.  It is expected these unrealized gains will be recognized in income in 2010 and 2011.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2010 which have not been designated as hedges totaled $38.4 million.  Net realized gains recognized in connection with those forward contracts not accounted for as hedges approximated $0.3 million for the quarter ended March 31, 2010, offsetting losses on our intercompany receivables of $0.6 million for the quarter ended March 31, 2010.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of income.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at March 31, 2010:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange Contracts	Prepaid Expenses and other current assets	$2,011	Prepaid Expenses and other current assets	$(929)	$1,082

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Prepaid Expenses and other current assets	-	Prepaid Expenses and other current assets	(62)	(62)

Total derivatives		$2,011		$(991)	$1,020

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $1.0 million in prepaid expenses and other current assets.

Fair Value Disclosure. FASB guidance defines fair value, establishes a framework for measuring fair value and related disclosure requirements. This guidance applies when fair value measurements are required or permitted. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is defined based upon an exit price model.

As of March 31, 2010, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of March 31, 2010 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of the forward foreign exchange contract liabilities was determined within Level 2 of the valuation hierarchy and is listed in the table above.  The value of the two embedded derivatives associated with the Notes was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes approximate fair value.  The fair value of the Notes approximated $108.3 million and $111.4 million at December 31, 2009 and March 31, 2010, respectively, based on their quoted market price.

Note 5 - Inventories

        Inventories consist of the following:

	December 31,	March 31,
	2009	2010

Raw materials	$48,959	$46,783

Work-in-process	17,203	17,045

Finished goods	98,113	104,791

Total	$164,275	$168,619

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards.  The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2010.

	Three months ended
	March 31,
	2009	2010

Net income	$4,485	$7,319

Basic – weighted average shares outstanding	29,030	29,165

Effect of dilutive potential securities	31	244

Diluted – weighted average shares outstanding	29,061	29,409

Basic EPS	$.15	$.25
Diluted EPS	.15	.25

The shares used in the calculation of diluted EPS exclude options and stock appreciation rights where the exercise price was greater than the average market price of common shares for the period.  Such shares aggregated approximately 2.5 million and 1.4 million for the three months ended March 31, 2009 and 2010, respectively.  The shares used in the calculation of diluted EPS also exclude potential shares issuable under the Notes.  Upon conversion of the Notes, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount.  As of March 31, 2010, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Accordingly, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

Balance as of January 1, 2010	$290,505

Adjustments to goodwill resulting from
business acquisitions finalized	4,168

Foreign currency translation	150

Balance as of March 31, 2010	$294,823

Total accumulated impairment losses (associated with our CONMED Endoscopic Technologies operating unit) aggregated $46,689 at December 31, 2009 and March 31, 2010.

Goodwill associated with each of our principal operating units is as follows:

	December 31,	March 31,
	2009	2010

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,397	175,647

CONMED Patient Care	60,024	60,092

Balance	$290,505	$294,823

 Other intangible assets consist of the following:

	December 31, 2009		March 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$127,594	$(36,490)	$127,594	$(37,562)

Patents and other intangible assets	41,809	(30,408)	46,868	(30,859)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$257,747	$(66,898)	$262,806	$(68,421)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,553 and $1,523 in the three months ended March 31, 2009 and 2010, respectively.  These amounts have been included in selling and administrative expense on the Consolidated Condensed Statements of Income.

The estimated amortization expense for the year ending December 31, 2010, including the quarterly period ended March 31, 2010, and for each of the five succeeding years, is as follows:

2010	6,089
2011	5,892
2012	5,838
2013	5,624
2014	5,099
2015	4,541

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2009	2010

Balance as of January 1,	$3,341	$3,383

Provision for warranties	850	345

Claims made	(888)	(547)

Balance as of March 31,	$3,303	$3,181

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended
	March 31,
	2009	2010

Service cost	$1,747	$44

Interest cost on projected
benefit obligation	1,139	1,006

Expected return on plan assets	(999)	(1,003)

Net amortization and deferral	599	328

Curtailment gain	(4,368)	-

Net periodic pension cost (gain)	$(1,882)	$375

During the first quarter of 2009, the Company announced the freezing of benefit accruals under the defined benefit pension plan for United States employees (“the Plan”) effective May 14, 2009.  As a result, the Company recorded a curtailment gain of $4.4 million and a reduction in accrued pension (included in other long term liabilities) of $11.4 million.

We are required and expect to make $3.0 million in contributions to our pension plan in 2010.  We did not make any contributions in the quarter ended March 31, 2010.

Note 10 — Other expense (income)

Other expense (income) consists of the following:

	Three months ended
	March 31,
	2009	2010

New plant/facility consolidation costs	$546	$-

Net pension gain	(1,882)	-

Other income	$(1,336)	$-

During the first quarter of 2009 we incurred $3.5 million in restructuring costs of which $0.5 million have been recorded in other expense and include charges related to the consolidation of our distribution centers.  The remaining $3.0 million in restructuring costs have been charged to cost of goods sold and represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico and the closure of two Utica, New York area manufacturing facilities.

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

The following is net sales information by product line and reportable segment:

	Three months ended
	March 31,
	2009	2010

Arthroscopy	$63,832	$72,253
Powered Surgical Instruments	32,823	34,990
CONMED Linvatec	96,655	107,243
CONMED Electrosurgery	22,380	23,083
CONMED Endosurgery	14,526	17,080
CONMED Endosurgery, Electrosurgery
and Linvatec	133,561	147,406
CONMED Patient Care	18,465	17,159
CONMED Endoscopic Technologies	12,036	11,800
Total	$164,062	$176,365

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes:

	Three months ended
	March 31,
	2009	2010

CONMED Linvatec, Electrosurgery
and Endosurgery	$12,511	$17,256
CONMED Patient Care	(440)	346
CONMED Endoscopic Technologies	(1,842)	199
Corporate	(2,883)	(4,240)
Income from operations	7,346	13,561

Gain on early extinguishment of debt	1,083	-
Amortization of debt discount	1,045	1,052
Interest expense	1,488	1,749
Income before income taxes	$5,896	$10,760

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

Note 13 – New accounting pronouncements

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  Our accounts receivable sales agreement under which a wholly-owned, bankruptcy-remote, special purpose subsidiary of CONMED Corporation sells an undivided percentage ownership interest in receivables to a bank is no longer permitted to be accounted for as a sale and reduction in accounts receivable.  We adopted this guidance effective January 1, 2010 and as a result, accounts receivable sold under the agreement ($33.0 million at March 31, 2010) have been recorded as additional borrowings rather than as a reduction in accounts receivable.

Note 14 – Restructuring

During the first quarter of 2010, we began the second phase of our operational restructuring plan which includes the transfer of additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.

As of March 31, 2010, we have incurred $0.6 million in costs associated with the restructuring.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

We estimate the total cost of the second phase of our restructuring plan will approximate $3.0 million during 2010, including $1.5 million related to employee termination costs and $1.5 million in other restructuring related activities.  We expect to include these restructuring costs in cost of goods sold.  The second phase of the restructuring plan impacts Corporate manufacturing facilities which support multiple reporting segments.  As a result, costs associated with the second phase of our restructuring plan will be reflected in the Corporate line within our business segment reporting.

Note 15 – Business Acquisition

During the first quarter of 2010, the Company acquired the stock of a business for a cash purchase price of $5.0 million.  The fair value of this acquisition included assets of $5.0 million related to in-process research and development and $4.1 million in goodwill, and liabilities of $2.4 million related to contingent consideration and $1.7 million in deferred income tax liabilities.  The in-process research and development and goodwill associated with the acquisition are not deductible for income tax purposes.

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

Forward-looking statements are not guarantees of future performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2009 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2009 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended
	March 31,
	2009	2010
Arthroscopy	38.9%	41.0%
Powered Surgical Instruments	20.0	19.8
Electrosurgery	13.6	13.1
Patient Care	11.3	9.7
Endosurgery	8.9	9.7
Endoscopic Technologies	7.3	6.7
Consolidated Net Sales	100%	100%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three months ended March 31, 2010, sales to purchasers outside of the United States accounted for 48.2% of total net sales.

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

Business Challenges

Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, 2009 presented significant business challenges.  While we are cautiously optimistic that the overall global economic environment is improving and are therefore forecasting a return to revenue growth in 2010, sales of capital equipment remain weak as seen in our first quarter results and there can be no assurance that the improvement in the economic environment will be sustained or that revenue growth will be achieved for the full year of 2010.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

During 2009 we successfully completed the first phase of our operational restructuring plan which we had previously announced in the second quarter of 2008.  In the first quarter of 2010, we began the second phase of our operational restructuring plan which involves further expanding our lower cost Mexican operations by  transferring additional production lines to our Chihuahua, Mexico facility which we believe will yield additional cost savings.  We expect the second phase of our restructuring plan to be largely completed by the fourth quarter of 2010.  However, we cannot be certain such activities will be completed in the estimated time period or that planned cost savings will be achieved.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements.  Our products are also subject to product recall and we have made product recalls in the past, including $6.0 million in 2009 related to certain of our powered instrument handpieces.  We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiative.  However, there can be no assurance that our actions will ensure that we will not receive a warning letter or other regulatory action, which may include consent decrees or fines, or that we will not make product recalls in the future.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2009 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2010.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.1 million at March 31, 2010 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $294.8 million and other intangible assets of $194.4 million as of March 31, 2010.

In accordance with Financial Accounting Standards Board (“FASB”) guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We last completed our goodwill impairment testing as of October 1, 2009 and determined that no impairment existed at that date.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBIT multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 55% to 140%.  Our CONMED Patient Care operating unit has the least excess of fair value over carrying value of our reporting units; we therefore utilized both a market-based approach and an income approach when performing impairment testing with the resultant fair value exceeding carrying value by 16%.  The income approach contained certain key assumptions including that revenue would resume historical growth patterns in 2010 while including certain cost savings associated with the operational restructuring plan completed during 2009.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing.

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

On March 26, 2009, the Board of Directors approved a plan to freeze benefit accruals under the plan effective May 14, 2009.  As a result, we recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.  See Note 9 to the Consolidated Condensed Financial Statements.

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  This discount rate, which is used in determining pension expense, was 5.97% for the first quarter of 2009.  The discount rate used for purposes of remeasuring plan liabilities as of the date the plan freeze was approved and for purposes of measuring pension expense for the remainder of 2009 was 7.30%.  The rate used in determining 2010 pension expense is 5.86%.

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

For the three months ending March 31, 2010 we recorded pension expense of $0.4 million.  Pension expense for the full year 2010 is estimated at $1.5 million compared to a net gain of $0.8 million (including a $4.4 million curtailment gain and pension expense of $3.6 million) in 2009.  In addition, we will be required to contribute approximately $3.0 million to the pension plan for the 2010 plan year.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is recognized using a straight-line method over the vesting period.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $34.6 million at March 31, 2010.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  The Internal Revenue Service (“IRS”) has completed examinations of our United States federal income tax returns through 2008.  Tax years subsequent to 2008 are subject to future examination.

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

Results of operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2009	2010

Net sales	100.0%	100.0%
Cost of sales	53.5	48.0
Gross profit	46.5	52.0
Selling and administrative expense	37.7	40.0
Research and development expense	5.2	4.3
Other expense (income)	(0.8)	-
Income from operations	4.4	7.7
Gain on early extinguishment of debt	0.7	-
Amortization of debt discount	0.6	0.6
Interest expense	0.9	1.0
Income before income taxes	3.6	6.1
Provision for income taxes	0.9	2.0
Net income	2.7%	4.1%

Sales for the quarterly period ended March 31, 2010 were $176.4 million, an increase of $12.3 million (7.5%) compared to sales of $164.1 million in the comparable 2009 period with increases across all product lines except Endoscopic Technologies and Patient Care.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $7.9 million of the increase.  In local currency, sales increased 2.7%.  Sales of capital equipment increased $1.0 million (2.7%) to $38.1 million in the first quarter of 2010 from $37.1 million in the first quarter of 2009; sales of disposable products increased $11.3 million (8.9%) to $138.3 million in the first quarter of 2010 from $127.0 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment decreased 1.9% while disposable products increased 4.0%.  We believe capital purchasing constraints in hospitals due to depressed economic conditions is driving the constant currency decline in capital equipment.

Cost of sales decreased to $84.6 million in the quarterly period ended March 31, 2010 as compared to $87.7 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 5.5 percentage points to 52.0% in the quarterly period ended March 31, 2010 as compared to 46.5% in the same period a year ago.  The increase in gross profit margins of 5.5 percentage points is primarily a result of the effects of favorable foreign currency exchange rates on sales (2.3 percentage points), the reduced cost from restructuring of the Company’s operations (1.4 percentage points) and improved product mix (1.8 percentage points).

Selling and administrative expense increased to $70.6 million in the quarterly period ended March 31, 2010 as compared to $61.9 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $3.3 million of the increase.  Selling and administrative expense as a percentage of net sales increased to 40.0% in the quarterly period ended March 31, 2010 as compared to 37.7% in the same period a year ago.  This increase of 2.3 percentage points is primarily attributable to higher sales force (0.5 percentage points) and other administrative expenses (1.8 percentage points).

Research and development expense totaled $7.7 million in the quarterly period ended March 31, 2010 as compared to $8.5 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased 0.8 percentage points to 4.4% in the quarterly period ended March 31, 2010 as compared to 5.2% in the same period a year ago.  The decrease in research and development expense of 0.8 percentage point is mainly driven by decreased spending on our CONMED Patient Care products (0.3 percentage points) and decreases in our other operating units as a percentage of sales (0.5 percentage points).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the quarterly period ended March 31, 2009 consisted of a $0.5 million charge related to the restructuring of certain of the Company’s operations and $1.9 million in income related to the net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.

During the first quarter of 2009, we repurchased and retired $9.9 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-off of $0.1 million in unamortized deferred financing costs and write-off of the $1.0 million in unamortized Notes discount.  See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.

Amortization of debt discount in the quarterly period ended March 31, 2010 was $1.1 million compared to $1.0 million in the same period a year ago. This amortization is associated with the implementation of FASB guidance as of January 1, 2009.

Interest expense in the quarterly period ended March 31, 2010 was $1.7 million as compared to $1.5 million in the same period a year ago.  The increase in interest expense is due to higher interest rates in the quarterly period ended March 31, 2010 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 3.09% in the quarterly period ended March 31, 2010 as compared to 2.41% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 32.0% for the quarterly period ended March 31, 2010 compared to the 23.9% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended March 31, 2010 is higher than that recorded in the same period a year ago as 2009 included the settlement of our 2007 IRS examination, and the resulting decrease to our reserves of $1.1 million, reducing income tax expense.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2009, Note 6 to the Consolidated Financial Statements.

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

           The following tables summarize the Company’s results of operations by segment for the quarterly period ended March 31, 2009 and 2010:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2009	2010

Net sales	$133,561	$147,406

Income from operations	12,511	17,256

Operating margin	9.4%	11.7%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $8.3 million (13.0%) in the quarterly period ended March 31, 2010 to $72.2 million from $63.9 million in the comparable 2009 period mainly due to our new shoulder restoration system and increases in our resection and video imaging products for arthroscopy and general surgery.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $3.9 million of the increase.  Sales of capital equipment increased $0.3 million (1.8%) to $17.3 million in the first quarter of 2010 from $17.0 million in the first quarter of 2009; sales of disposable products increased $8.0 million (17.1%) to $54.9 million in the first quarter of 2010 from $46.9 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment decreased 2.9% while disposable products increased 10.4%.

•
Powered surgical instrument sales increased $2.2 million (6.7%) in the quarterly period ended March 31, 2010 to $35.0 million from $32.8 million in the comparable 2009 period, as a result of increased sales of our large bone powered instrument handpieces and small bone burs and blades.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $2.3 million of the increase.  Sales of capital equipment increased $0.1 million (0.7%) to $14.8 million in the first quarter of 2010 from $14.7 million in the first quarter of 2009; sales of disposable products increased $2.1 million (11.6%) to $20.2 million in the first quarter of 2010 from $18.1 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment decreased 4.1% while disposable products increased 2.8%.

•
Electrosurgery sales increased $0.7 million (3.1%) in the quarterly period ended March 31, 2010 to $23.1 million from $22.4 million in the comparable 2009 period, as a result of increased sales of ABC® equipment and pencils.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.6 million of the increase.  Sales of capital equipment increased $0.6 million (11.1%) to $6.0 million in the first quarter of 2010 from $5.4 million in the first quarter of 2009; sales of disposable products increased $0.1 million (0.6%) to $17.1 million in the first quarter of 2010 from $17.0 million in the first quarter of 2009.  On a local currency basis, sales of capital equipment increased 7.4% while disposable products decreased 1.8%.

•
Endosurgery sales increased $2.6 million (17.9%) in the quarterly period ended March 31, 2010 to $17.1 million from $14.5 million in the comparable 2009 period as a result of increased sales of VCARE, handheld instruments, suction irrigation and ligation products.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.5 million of the increase.  On local currency basis, sales increased 14.5%.

•
Operating margins as a percentage of net sales increased 2.3 percentage points to 11.7% in 2010 compared to 9.4% in 2009 principally as a result of higher gross margins (2.9 percentage points) mainly due to favorable foreign currency exchange rates offset by increases in selling and other administrative expenses (0.6 percentage points).

CONMED Patient Care

	2009	2010

Net sales	$18,465	$17,159

Income (loss) from operations	(440)	346

Operating margin	(2.4%)	2.0%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales decreased $1.3 million (-7.0%) in the quarterly period ended March 31, 2010 to $17.2 million from $18.5 million in the comparable 2009 period as a result of decreased sales of defibrillator pads and ECG electrodes and the discontinuation of the versa stim product.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.2 million.  On a local currency basis, sales decreased 8.1%.

•
Operating margins as a percentage of net sales increased 4.4 percentage points to 2.0% in 2010 compared to -2.4% in 2009.  The increase in operating margins of 4.4 percentage points was driven by higher gross margins as a result of our operational restructuring (2.1 percentage points), lower research and development spending (1.9 percentage points) and lower administrative expenses (0.4 percentage points).

CONMED Endoscopic Technologies

	2009	2010

Net sales	$12,036	$11,800

Income (loss) from operations	(1,842)	199

Operating margin	(15.3%)	1.7%

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales of disposable products decreased $0.2 million (-1.7%) in the quarterly period ended March 31, 2010 to $11.8 million from $12.0 million in the comparable 2009 period as a result of lower forcep sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.4 million.  On a local currency basis, sales decreased 5.0%.

•
Operating margins as a percentage of net sales increased 17.0 percentage points to 1.7% in 2010 compared to -15.3% in 2009.  This increase is principally a result of increased gross margins (9.7 percentage points) mainly due to cost improvements resulting from the operations restructuring completed in 2009 and effects of favorable currency exchange rates on sales, lower research and development spending (3.3 percentage points), and lower overall administrative expenses as a result of the consolidation of the CONMED Endoscopic Technologies division into the Corporate facility (4.0 percentage points).

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

Cash provided by operations

Our net working capital position was $247.3 million at March 31, 2010.  Net cash provided by operating activities was -$12.9 million in the quarterly period ended March 31, 2010 and $6.7 million in the quarterly period ended March 31, 2009.

Net cash provided by operating activities decreased by $19.6 million in 2010 as compared to 2009 on a $2.8 million increase in net income in the current quarter as compared to the same period a year ago.  The decline in operating activities is driven by a new accounting pronouncement effective January 1, 2010, which requires our accounts receivable sold under our accounts receivable sale agreement be recorded as additional borrowings rather than as a reduction in accounts receivable.  This change in accounting has been reflected on a prospective basis.  Accordingly, cash collections on behalf of the purchaser of the $29.0 million undivided percentage ownership interest in accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations while net sales of additional accounts receivable have been reflected as an increase in cash flows from financing activities.  See Note 13 for further discussion of the change in accounting for the accounts receivable sales agreement.

Investing cash flows

Net cash used in investing activities in the quarterly period ended March 31, 2010 consisted of the purchase of a business and capital expenditures.  The cash purchase price of a business acquired during the quarter approximated $5.0 million (see Note 15 further discussion).  Capital expenditures were $7.4 million and $3.3 million for the quarterly periods ended March 31, 2009 and 2010, respectively.  The decrease in capital expenditures in the quarterly period ended March 31, 2010 as compared to the same period a year ago is primarily due to the completion during the second quarter of 2009 of the implementation of an enterprise business software application as well certain other infrastructure improvements related to our restructuring efforts as more fully described in Note 14 and in “Restructuring” below.  Capital expenditures are expected to approximate $22.0 million in 2010.

Financing cash flows

Net cash provided by financing activities in the three months ended March 31, 2010 consist principally of $33.0 million in net secured borrowings under our accounts receivable sales agreement (see Note 13), $9.0 million in payments on our revolving credit facility under our senior credit agreement, and a $2.5 million net change in cash overdrafts.

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were $1.0 million in borrowings outstanding on the revolving credit facility as of March 31, 2010.  Our available borrowings on the revolving credit facility at March 31, 2010 were $90.6 million with approximately $8.4 million of the facility set aside for outstanding letters of credit.  There were $56.0 million in borrowings outstanding on the term loan at March 31, 2010.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at March 31, 2010) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.25% or an alternative base rate (3.625% at March 31, 2010).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of March 31, 2010.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $11.3 at March 31, 2010.  The mortgage note is collaterized by the CONMED Linvatec property and facilities.

We have outstanding $115.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the three months ended March 31, 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of March 31, 2010, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes.

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

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $40.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of March 31, 2010, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $33.0 million. Effective January 1, 2010, new accounting guidance requires such receivables sales to be accounted for as additional borrowings and recorded in the current portion of long term debt rather than as previously treated as a sale and reflected in the balance sheet as a reduction in accounts receivable.  This guidance is required to be applied on a prospective basis, therefore the December 31, 2009 balance sheet reflects accounts receivable sold under the accounts receivable sales agreement as a reduction in accounts receivable, not as additional borrowings--see Note 13 for further discussion.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.1 million in the three month period ended March 31, 2010 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser.  The pool of receivables is in compliance with these ratios.  Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement.  In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases.  To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.  Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable.  The purchaser commitment currently extends through October 29, 2010.

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million in any calendar year.  We did not repurchase any shares during the first quarter of 2010.  In the past, we have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including accounts receivable sales, cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases, if any, in the foreseeable future.

Restructuring

During the first quarter of 2010, we began the second phase of our restructuring plan which includes the transfer of additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.  We expect the completion of the second phase of our operational restructuring plan to yield cost savings of approximately $1.0 million to $2.0 million annually beginning in 2011.

As of March 31, 2010, we have incurred $0.6 million in costs associated with the restructuring.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

We estimate the total cost of the second phase of our restructuring plan will approximate $3.0 million during 2010, including $1.5 million related to employee termination costs and $1.5 million in other restructuring related activities. We expect to include these restructuring costs in cost of goods sold.  The second phase of the restructuring plan impacts Corporate manufacturing facilities which support multiple reporting segments.  As a result, costs associated with the second phase of our restructuring plan will be reflected in the Corporate line within our business segment reporting.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2010.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2009 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2010.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Change in Control Severance Agreement for Joseph G. Darling

10.2	Change in Control Severance Agreement for Greg Jones

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Joseph J. Corasanti and Robert D.Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: May 3, 2010

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Sequential Page
Exhibit		Number

10.1	Change in Control Severance Agreement for Joseph G. Darling	E-1

10.2	Change in Control Severance Agreement for Greg Jones	E-11

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-22

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-23

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-24