Form 10-Q
period 2010-06-30
CONMED CORP
filed 2010-08-03
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2010	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

The number of shares outstanding of registrant's common stock, as of July 29, 2010 is 28,792,753 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I FINANCIAL INFORMATION

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Net sales	$164,569	$181,086	$328,631	$357,451

Cost of sales	87,257	87,403	174,967	171,973

Gross profit	77,312	93,683	153,664	185,478

Selling and administrative expense	64,147	71,494	126,000	142,046

Research and development expense	7,396	6,441	15,885	14,123

Other expense (income)	734	970	(602)	970

	72,277	78,905	141,283	157,139

Income from operations	5,035	14,778	12,381	28,339

Gain (loss) on early extinguishment of debt	-	(79)	1,083	(79)

Amortization of debt discount	1,013	1,056	2,058	2,108

Interest expense	1,767	1,771	3,255	3,520

Income before income taxes	2,255	11,872	8,151	22,632

Provision for income taxes	846	4,566	2,257	8,007

Net income	$1,409	$7,306	$5,894	$14,625

Per share data:

Net Income
Basic	$.05	$.25	$.20	$.50
Diluted	.05	.25	.20	.50

Weighted average common shares
Basic	29,056	29,100	29,043	29,125
Diluted	29,082	29,295	29,071	29,342

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	June 30,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,098	$8,490
Accounts receivable, net	126,162	142,801
Inventories	164,275	170,816
Deferred income taxes	14,782	13,764
Prepaid expenses and other current assets	10,293	13,125
Total current assets	325,610	348,996
Property, plant and equipment, net	143,502	142,070
Deferred income taxes	1,953	2,002
Goodwill	290,505	295,111
Other intangible assets, net	190,849	192,971
Other assets	5,994	5,595
Total assets	$958,413	$986,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,174	$33,208
Accounts payable	26,210	30,501
Accrued compensation and benefits	25,955	25,595
Income taxes payable	677	603
Other current liabilities	24,091	16,825
Total current liabilities	79,107	106,732

Long-term debt	182,195	170,366
Deferred income taxes	97,916	107,091
Other long-term liabilities	22,680	24,164
Total liabilities	381,898	408,353

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share; 100,000,000 shares authorized; 31,299,203 shares issued in 2009 and 2010, respectively	313	313
Paid-in capital	317,366	317,409
Retained earnings	325,370	339,362
Accumulated other comprehensive loss	(12,405)	(17,881)
Less: 2,149,832 and 2,513,751 shares of common stock in treasury, at cost in 2009 and 2010, respectively	(54,129)	(60,811)
Total shareholders’ equity	576,515	578,392
Total liabilities and shareholders’ equity	$958,413	$986,745

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)
	Six months ended
	June 30,
	2009	2010

Cash flows from operating activities:
Net income	$5,894	$14,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,281	8,449
Amortization of debt discount	2,058	2,108
Amortization, all other	9,100	10,024
Stock-based compensation expense	2,090	2,082
Deferred income taxes	3,129	7,239
(Gain) loss on early extinguishment of debt	(1,083)	79
Sale of accounts receivable to (collections on behalf of) purchaser (Note 13)	(3,000)	(29,000)
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	7,999	8,718
Inventories	(4,319)	(16,167)
Accounts payable	(7,774)	6,100
Income taxes payable	(1,901)	(125)
Accrued compensation and benefits	(2,996)	90
Other assets	(830)	(2,884)
Other liabilities	(2,661)	(5,815)
	8,093	(9,102)
Net cash provided by operating activities	13,987	5,523

Cash flows from investing activities:
Purchases of property, plant, and equipment	(12,032)	(7,163)
Payments related to business acquisitions	(188)	(5,157)
Net cash used in investing activities	(12,220)	(12,320)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	238	789
Repurchase of treasury stock	-	(9,471)
Payments on senior credit agreement	(675)	(10,675)
Proceeds of senior credit agreement	9,000	-
Payments on mortgage notes	(1,036)	(404)
Proceeds from secured borrowings, net (Note 13)	-	31,000
Payments on senior subordinated notes	(7,808)	(2,933)
Net change in cash overdrafts	(1,579)	(2,068)
Net cash provided by (used in) financing activities	(1,860)	6,238

Effect of exchange rate changes on cash and cash equivalents	(1,039)	(1,049)

Net decrease in cash and cash equivalents	(1,132)	(1,608)

Cash and cash equivalents at beginning of period	11,811	10,098

Cash and cash equivalents at end of period	$10,679	$8,490

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2009 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010

Net income	$1,409	$7,306	$5,894	$14,625

Other comprehensive income:
Pension liability, net of income tax	198	207	12,547	414
Cash flow hedging gain, net of income tax	-	858	-	1,464
Foreign currency translation adjustment	6,459	(5,786)	3,063	(7,354)

Comprehensive income	$8,066	$2,585	$21,504	$9,149

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (loss)

Balance, December 31, 2009	$76	$(16,282)	$3,801	$(12,405)

Pension liability, net of income tax	-	414	-	414

Cash flow hedging gain, net of income tax	1,464	-	-	1,464

Foreign currency translation adjustments	-	-	(7,354)	(7,354)

Balance, June 30, 2010	$1,540	$(15,868)	$(3,553)	$(17,881)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at June 30, 2010 which have been accounted for as cash flow hedges totaled $32.3 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $1.3 million and $2.2 million for the three and six months ended June 30, 2010, respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income (loss) totaled $1.5 million at June 30, 2010.  It is expected these unrealized gains will be recognized in income in 2010 and 2011.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at June 30, 2010 which have not been designated as hedges totaled $30.2 million.  Net realized gains recognized in connection with those forward contracts not accounted for as hedges approximated $1.0 million and $1.3 million for the three and six months ended June 30, 2010, offsetting losses on our intercompany receivables of $0.1 million and $0.8 million for the three and six months ended June 30, 2010, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of income.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at June 30, 2010:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange Contracts	Prepaid Expenses and other current assets	$2,495	Prepaid Expenses and other current assets	$(53)	$2,442

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Prepaid Expenses and other current assets	-	Prepaid Expenses and other current assets	(59)	(59)

Total derivatives		$2,495		$(112)	$2,383

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $2.4 million in prepaid expenses and other current assets.

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

As of June 30, 2010, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of June 30, 2010 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of the forward foreign exchange contract liabilities was determined within Level 2 of the valuation hierarchy and is listed in the table above.  The value of the two embedded derivatives associated with the Notes was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes approximate fair value.  The fair value of the Notes approximated $108.3 million and $108.9 million at December 31, 2009 and June 30, 2010, respectively, based on their quoted market price.  The carrying value of the Notes approximated $115.1 million and $112.1 million at December 31, 2009 and June 30, 2010, respectively.  During the quarter ended June 30, 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2009	June 30, 2010

Raw materials	$48,959	$48,662
Work-in-process	17,203	18,027
Finished goods	98,113	104,127
Total	$164,275	$170,816

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2010.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010

Net income	$1,409	$7,306	$5,894	$14,625

Basic – weighted average shares outstanding	29,056	29,100	29,043	29,125

Effect of dilutive potential securities	26	195	28	217

Diluted – weighted average shares outstanding	29,082	29,295	29,071	29,342

Net Income
Basic	$.05	$.25	$.20	$.50
Diluted	.05	.25	.20	.50

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 2.5 million for both the three and six months ended June 30, 2009, respectively. Shares excluded from the calculation of diluted EPS aggregated 1.5 million and 1.4 million for the three and six months ended June 30, 2010, respectively.  The shares used in the calculation of diluted EPS also exclude potential shares issuable under the Notes.  Upon conversion of the Notes, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount.  As of June 30, 2010, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Accordingly, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

Balance as of January 1, 2010	$290,505

Adjustments to goodwill resulting from business acquisitions finalized	4,243

Foreign currency translation	363

Balance as of June 30, 2010	$295,111

Total accumulated impairment losses (associated with our CONMED Endoscopic Technologies operating unit) aggregated $46,689 at December 31, 2009 and June 30, 2010.

Goodwill associated with each of our principal operating units is as follows:

	December 31,	June 30,
	2009	2010

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,397	175,860

CONMED Patient Care	60,024	60,167

Balance	$290,505	$295,111

Other intangible assets consist of the following:

	December 31, 2009		June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$127,594	$(36,490)	$127,594	$(38,638)

Patents and other intangible assets	41,809	(30,408)	46,982	(31,311)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$257,747	$(66,898)	$262,920	$(69,949)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,550 and $3,103 in the three and six months ended June 30, 2009, respectively, and $1,528 and $3,051 in the three and six months ended June 30, 2010, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated amortization expense for the year ending December 31, 2010, including the six month period ended June 30, 2010 and for each of the five succeeding years is as follows:

2010	6,113
2011	5,862
2012	5,862
2013	5,633
2014	5,044
2015	4,568

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2009	2010

Balance as of January 1,	$3,341	$3,383

Provision for warranties	1,709	1,669

Claims made	(1,733)	(1,740)

Balance as of June 30,	$3,317	$3,312

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Service cost	$46	$44	$1,793	$88

Interest cost on projected
benefit obligation	927	1,006	2,066	2,012

Expected return on plan assets	(939)	(1,003)	(1,938)	(2,007)

Net amortization and deferral	314	328	913	657

Curtailment gain	-	-	(4,368)	-

Net periodic pension cost (gain)	$348	$375	$(1,534)	$750

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

We are required and expect to make $3.0 million in contributions to our pension plan in 2010.  We contributed $0.6 million during the second quarter of 2010.

Note 10 – Other expense (income)

Other expense (income) consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

New plant/facility consolidation costs	$734	$-	$1,280	$-

Net pension gain	-	-	(1,882)	-

CONMED Linvatec consolidation costs	-	970	-	970

Other expense (income)	$734	$970	$(602)	$970

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

During the second quarter of 2010, we incurred $1.0 million in restructuring costs associated with the consolidation of administrative functions in our CONMED Linvatec division.

Note 11 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating units, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of products, production processes, customer base, distribution methods and regulatory environment.  Our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating units also have similar economic characteristics and therefore qualify for aggregation.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating units do not qualify since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating income (loss) in these segments.

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

The following is net sales information by product line and reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Arthroscopy	61,629	74,821	125,456	147,075
Powered Surgical Instruments	33,446	35,769	66,274	70,758
CONMED Linvatec	95,075	110,590	191,730	217,833
CONMED Electrosurgery	22,689	23,965	45,069	47,048
CONMED Endosurgery	17,324	17,143	31,850	34,223
CONMED Linvatec, Endosurgery, and Electrosurgery	135,088	151,698	268,649	299,104
CONMED Patient Care	16,971	17,461	35,436	34,620
CONMED Endoscopic Technologies	12,510	11,927	24,546	23,727
Total	$164,569	$181,086	$328,631	$357,451

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

CONMED Endosurgery, Electrosurgery and Linvatec	$14,751	$21,271	$27,262	$38,527
CONMED Patient Care	(1,182)	1,200	(1,622)	1,546
CONMED Endoscopic Technologies	(1,381)	(237)	(3,223)	(38)
Corporate	(7,153)	(7,456)	(10,036)	(11,696)
Income from Operations	5,035	14,778	12,381	28,339

Gain (loss) on early extinguishment
of debt	-	(79)	1,083	(79)
Amortization of debt discount	1,013	1,056	2,058	2,108
Interest expense	1,767	1,771	3,255	3,520

Income before income taxes	$2,255	$11,872	$8,151	$22,632

Note 12 – Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoena may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligation of a third party we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On April 7, 2006, CONMED received a copy of a complaint filed in the United States District for the Northern District of New York on behalf of a purported class of former CONMED Linvatec sales representatives.  The complaint alleged that the former sales representatives were entitled to, but did not receive, severance in 2003 when CONMED Linvatec restructured its distribution channels.  By Memorandum and Decision and Order dated June 22, 2010, the Court granted the Company’s motions to decertify the class and for summary judgment.  The period for filing an appeal has expired with the Plaintiffs not having filed any appeal, and the litigation has now concluded.

Note 13 – New accounting pronouncements

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  Our accounts receivable sales agreement under which a wholly-owned, bankruptcy-remote, special purpose subsidiary of CONMED Corporation sells an undivided percentage ownership interest in receivables to a bank is no longer permitted to be accounted for as a sale and reduction in accounts receivable.  We adopted this guidance effective January 1, 2010 and as a result, accounts receivable sold under the agreement ($31.0 million at June 30, 2010) have been recorded as additional borrowings rather than as a reduction in accounts receivable.

Note 14 – Restructuring

During the first quarter of 2010, we began the second phase of our operational restructuring plan which includes the transfer of additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.

As of June 30, 2010, we have incurred $1.6 million in costs associated with the restructuring.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

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

During the second quarter of 2010, we incurred $1.0 million in restructuring costs associated with the consolidation of administrative functions in our CONMED Linvatec division.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Arthroscopy	37.4%	41.3%	38.2%	41.1%
Powered Surgical Instruments	20.4	19.8	20.1	19.8
Electrosurgery	13.8	13.2	13.7	13.2
Endosurgery	10.5	9.5	9.7	9.6
Patient Care	10.3	9.6	10.8	9.7
Endoscopic Technologies	7.6	6.6	7.5	6.6
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and six months ended June 30, 2010, sales to purchasers outside of the United States approximated 49% and 48%, respectively, of total net sales.

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

Business Challenges

Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, 2009 presented significant business challenges.  While we are cautiously optimistic that the overall global economic environment is improving and are therefore forecasting a return to revenue growth in 2010, there can be no assurance that the improvement in the economic environment will be sustained.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2009 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2010.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $0.8 million at June 30, 2010 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have goodwill of $295.1 million and other intangible assets of $193.0 million as of June 30, 2010.

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

For the three and six months ending June 30, 2010 we recorded pension expense of $0.4 million and $0.8 million, respectively.  Pension expense for the full year 2010 is estimated at $1.5 million compared to a net gain of $0.8 million (including a $4.4 million curtailment gain and pension expense of $3.6 million) in 2009.  In addition, we will be required to contribute approximately $3.0 million to the pension plan for the 2010 plan year. We contributed $0.6 million in the second quarter of 2010.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, restricted stock units, and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is recognized using a straight-line method over the vesting period.

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $34.6 million at June 30, 2010.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0	48.3	53.2	48.1
Gross profit	47.0	51.7	46.8	51.9
Selling and administrative expense	39.0	39.5	38.3	39.7
Research and development expense	4.5	3.6	4.8	4.0
Other expense (income)	0.4	0.5	-0.2	0.3
Income from operations	3.1	8.1	3.9	7.9
Gain (loss) on early extinguishment of debt	0.0	0.0	0.3	0.0
Amortization of bond discount	0.6	0.6	0.6	0.6
Interest expense	1.1	1.0	1.0	1.0
Income before income taxes	1.4	6.5	2.6	6.3
Provision for income taxes	0.4	2.5	1.2	2.2
Net income	1.0%	4.0%	1.4%	4.1%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Sales for the quarterly period ended June 30, 2010 were $181.1 million, an increase of $16.5 million (10.0%) compared to sales of $164.6 million in the comparable 2009 period with increases across all product lines except Endosurgery and Endoscopic Technologies.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $3.2 million of the increase.  In local currency, sales increased 8.1%.  Sales of capital equipment increased $7.5 million (21.2%) to $42.9 million in the second quarter of 2010 from $35.4 million in the same period a year ago; sales of single-use products increased $9.0 million (7.0%) to $138.2 million in the second quarter of 2010 from $129.2 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 18.9% while single-use products increased 5.1%.

Cost of sales increased to $87.4 million in the quarterly period ended June 30, 2010 as compared to $87.3 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 4.7 percentage points to 51.7% in the quarterly period ended June 30, 2010 as compared to 47.0% in the same period a year ago.  The increase in gross profit margins of 4.7 percentage points is primarily a result of the effects of favorable foreign currency exchange rates on sales (0.9 percentage points) and cost savings as a result of our restructuring efforts (3.8 percentage points).

Selling and administrative expense increased $7.4 million to $71.5 million in the quarterly period ended June 30, 2010 as compared to $64.1 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.6 million of the increase.  Selling and administrative expense as a percentage of net sales increased to 39.5% in the quarterly period ended June 30, 2010 as compared to 39.0% in the same period a year ago.  This increase of 0.5 percentage points is primarily attributable to higher compensation and benefit costs during the period.

Research and development expense totaled $6.4 million in the quarterly period ended June 30, 2010 as compared to $7.4 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.6% compared to 4.5%.  The decrease in research and development expense of 0.9 percentage points is mainly driven by decreased spending on our CONMED Linvatec (0.6 percentage points) and CONMED Patient Care products (0.2 percentage points) and decreases in our other operating units as a percentage of sales (0.1 percentage points).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the quarterly period ended June 30, 2010 consisted of a $1.0 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.  Other expense (income) in the quarterly period ended June 30, 2009 consisted of a $0.7 million charge related to the restructuring of certain of the Company’s operations.

During the quarter ended June 30, 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 4 to the Consolidated Condensed Financial Statements.

Amortization of debt discount in the quarterly period ended June 30, 2010 was $1.1 million compared to $1.0 million in the same period a year ago. This amortization is associated with the implementation of FASB guidance as of January 1, 2009.

Interest expense in the quarterly period ended June 30, 2010 and June 30, 2009 remained flat at $1.8 million.  The interest expense remained flat due to lower weighted average borrowings outstanding in the quarterly period ended June 30, 2010 as compared to the same period a year ago offset by higher weighted average interest rates.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 3.17% in the quarterly period ended June 30, 2010 as compared to 2.62% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 38.5% for the quarterly period ended June 30, 2010 compared to the 37.5% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended June 30, 2010 is higher than that recorded in the same period a year ago as a result of the 2009 tax rate including the benefit of the research and development tax credit which has not been extended or recognized in 2010.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2009, Note 6 to the Consolidated Financial Statements.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Sales for the six months ended June 30, 2010 were $357.5 million, an increase of $28.9 million (8.8%) compared to sales of $328.6 million in the comparable 2009 period with increases across all product lines except Endoscopic Technologies and Patient Care.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $11.1 million of the increase.  In local currency, sales increased 5.4%.  Sales of capital equipment increased $8.5 million (11.7%) to $81.0 million in the six months ended June 30, 2010 from $72.5 million in the same period a year ago; sales of single-use products increased $20.4 million (8.0%) to $276.5 million in the six months ended June 30, 2010 from $256.1 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 8.4% while single-use products increased 4.6%.

Cost of sales decreased to $172.0 million in the six months ended June 30, 2010 as compared to $175.0 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 5.1 percentage points to 51.9% in the six months ended June 30, 2010 as compared to 46.8% in the same period a year ago.  The increase in gross profit margins of 5.1 percentage points is primarily a result of the effects of favorable foreign currency exchange rates on sales (1.5 percentage points) and cost savings as a result of our restructuring efforts (3.6 percentage points).

Selling and administrative expense increased $16.0 million to $142.0 million in the six months ended June 30, 2010 as compared to $126.0 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $3.5 million of the increase.  Selling and administrative expense as a percentage of net sales increased to 39.7% in the six months ended June 30, 2010 as compared to 38.3% in the same period a year ago.  This increase of 1.4 percentage points is primarily attributable to higher compensation and benefit costs during the period.

Research and development expense totaled $14.1 million in the six months ended ended June 30, 2010 as compared to $15.9 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 4.0% for the six months ended June 30, 2010 compared to 4.8% in the same period a year ago. The decrease in research and development expense of 0.8 percentage points is mainly driven by decreased spending on our CONMED Linvatec (0.4 percentage points) and CONMED Patient Care products (0.3 percentage points) and decreases in our other operating units as a percentage of sales (0.1 percentage points).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense (income) in the six months ended June 30, 2010 consisted of a $1.0 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.  Other expense (income) in the six months ended June 30, 2009 consisted of a $1.3 million charge related to the restructuring of certain of the Company’s operations and a $1.9 million first quarter net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.

During the quarter ended June 30, 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During the first quarter of 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 4 to the Consolidated Condensed Financial Statements.

Amortization of debt discount in the six months ended June 30, 2010 and 2009 remained flat at $2.1 million. This amortization is associated with the implementation of FASB guidance as of January 1, 2009.

Interest expense in the six months ended June 30, 2010 was $3.5 million as compared to $3.3 million in the same period a year ago.  The increase in interest expense is due to higher weighted average interest rates on our borrowings.  The weighted average interest rate on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 3.14% in the six months ended June 30, 2010 as compared to 2.63% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 35.4% for the six months ended June 30, 2010 compared to the 27.7% effective tax rate recorded in the same period a year ago.  The effective tax rate for the six months ended June 30, 2010 is higher than that recorded in the same period a year ago as a result of the settlement of our 2007 IRS examination in the first quarter of 2009, and the resulting adjustment to our reserves and reduction of income tax expense as well as the benefit of the research and development tax credit recognized in 2009 (not extended or recognized in 2010).  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2009, Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the three and six month periods ended June 30, 2009 and 2010.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Net sales	$135,088	$151,698	$268,649	$299,104

Income from operations	14,751	21,271	27,262	38,527

Operating Margin	10.9%	14.0%	10.1%	12.9%

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

•
Arthroscopy sales increased $13.3 million (21.6%) in the quarter ended June 30, 2010 to $74.9 million from $61.6 million in the same period a year ago mainly due to our new shoulder restoration system and increases in our resection and video imaging products for arthroscopy and general surgery.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.7 million of the increase.  Sales of capital equipment increased $4.9 million (31.4%) to $20.5 million in the second quarter of 2010 from $15.6 million in the same period a year ago; sales of single-use products increased $8.4 million (18.3%) to $54.4 million in the second quarter of 2010 from $46.0 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 28.8% while single-use products increased 15.4%.  Arthroscopy sales increased $21.7 million (17.3%) in the six months ended June 30, 2010 to $147.1 million from $125.4 million in the same period a year ago mainly due to our new shoulder restoration system and increases in our resection and video imaging products for arthroscopy and general surgery. Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $5.5 million of the increase.  Sales of capital equipment increased $5.2 million (16.0%) to $37.8 million in the six months ended June 30, 2010 from $32.6 million in the same period a year ago;  sales of single-use products increased $16.5 million (17.8%) to $109.3 million in the six months ended June 30, 2010 from $92.8 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 12.6% while single-use products increased 13.0%.

•
Powered surgical instrument sales increased $2.2 million (6.6%) in the quarterly period ended June 30, 2010 to $35.7 million from $33.5 million in the comparable 2009 period mainly due to increases in large bone handpiece products.  Favorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $0.8 million of the increase.  Sales of capital equipment increased $2.2 million (15.3%) to $16.6 million in the second quarter of 2010 from $14.4 million in the same period a year ago;  sales of single-use products remained flat at $19.1 million in the second quarter of 2010 and 2009.  On a local currency basis, sales of capital equipment increased 13.2% while single-use products decreased 2.6%.  Powered surgical instrument sales increased $4.4 million (6.6%) in the six months ended June 30, 2010 to $70.7 million from $66.3 million in the comparable 2009 period mainly due to increases in our large bone handpiece products.  Favorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $3.2 million of the increase.  Sales of capital equipment increased $2.3 million (7.9%) to $31.4 million in the six months ended June 30, 2010 from $29.1 million in the same period a year ago; sales of single-use products increased $2.1 million (5.6%) to $39.3 million in the six months ended June 30, 2010 from $37.2 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 4.1% while single-use products remained flat.

•
Electrosurgery sales increased $1.3 million (5.7%) in the quarterly period ended June 30, 2010 to $24.0 million from $22.7 million in the comparable 2009 period mainly due to increased pencil and System 5000 generator sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.3 million of the increase.  Sales of capital equipment increased $0.4 million (7.4%) to $5.8 million in the second quarter of 2010 from $5.4 million in the same period a year ago;  sales of single-use products increased $0.9 million (5.2%) to $18.2 million in the second quarter of 2010 from $17.3 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 5.6% while single-use products increased 4.0%.  Electrosurgery sales increased $2.0 million (4.4%) in the six months ended June 30, 2010 to $47.1 million from $45.1 million in the comparable 2009 period mainly due to increased pencil and System 5000 generator sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.0 million of the increase.  Sales of capital equipment increased $1.0 million (9.3%) to $11.8 million in the six months ended June 30, 2010 from $10.8 million in the same period a year ago;  sales of single-use products increased $1.0 million (2.9%) to $35.3 million in the six months ended June 30, 2010 from $34.3 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 6.5% while single-use products increased 0.9%.

•
Endosurgery sales decreased $0.2 million (-1.2%) in the quarterly period ended June 30, 2010 to $17.1 million compared to $17.3 million in the same period a year ago mainly due to lower trocar sales. Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.1 million.  On local currency basis, sales decreased 1.7%. Endosurgery sales increased $2.4 million (7.5%) in the six months ended June 30, 2010 to $34.2 million from $31.8 million in the comparable 2009 period mainly due to increased sales of our V-CARE products.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) account for approximately $0.6 million of the increase.  On a local currency basis, sales increased 5.7%.

•
Operating margins as a percentage of net sales increased 3.1 percentage points to 14.0% in the quarterly period ended June 30, 2010 compared to 10.9% in 2009 principally as a result of higher gross margins (1.7 percentage points) mainly driven by favorable foreign currency exchange rates and lower sales force and other administrative expenses (1.4 percentage points) as a percentage of sales.

•
Operating margins as a percentage of net sales increased 2.8 percentage points to 12.9% in the six months ended June 30, 2010 compared to 10.1% in 2009 principally as a result of higher gross margins (2.3 percentage points) mainly driven by favorable foreign currency exchange rates and lower sales force and other administrative expenses (0.5 percentage points) as a percentage of sales.

CONMED Patient Care

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Net sales	$16,971	$17,461	$35,436	$34,620

Income/(loss) from
operations	(1,182)	1,200	(1,622)	1,546

Operating Margin	(7.0%)	6.9%	(4.6%)	4.5%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales increased $0.5 million (2.9%) in the quarter ended June 30, 2010 to $17.5 million from $17.0 million in the same period a year ago mainly due to increases in suction instrument sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) account for approximately $0.1 million of the increase.  On a local currency basis, sales increased 2.4%.  Patient care sales decreased $0.8 million (-2.3%) in the six months ended June 30, 2010 to $34.6 million from $35.4 million in the same period a year ago as a result of decreased sales of defibrillator pads and ECG electrodes and the discontinuation of the versa stim product.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.3 million.  On a local currency basis, sales decreased 3.1%.

•
Operating margins as a percentage of net sales increased 13.9 percentage points to 6.9% for the quarter ended June 30, 2010 compared to -7.0% in 2009 while operating margins increased 9.1 percentage points to 4.5% for the six months ended June 30, 2010 compared to -4.6% in the same period a year ago. The increase in operating margins in the quarter and six months ended June 30, 2010 was primarily driven by higher gross margins (9.9 and 5.9 percentage points, respectively) mainly due to cost improvements resulting from our operational restructuring, lower research and development spending (2.0 percentage points in the respective periods) and lower administrative expenses (2.0 and 1.2 percentage points, respectively).

CONMED Endoscopic Technologies

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Net sales	$12,510	$11,927	$24,546	$23,727

Loss from
operations	(1,381)	(237)	(3,223)	(38)

Operating Margin	(11.0%)	(2.0%)	(13.1%)	(0.2%)

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $0.6 million (-4.8%) in the quarter ended June 30, 2010 to $11.9 million compared to $12.5 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.2 million.  On a local currency basis, sales decreased 6.4%.  Endoscopic Technologies sales decreased $0.8 million (-3.3%) in the six months ended June 30, 2010 to $23.7 million from $24.5 million in the same period a year ago.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.6 million.  On a local currency basis, sales decreased 5.7%.

•
Operating margins as a percentage of net sales increased 9.0 percentage points to -2.0% in the quarterly period ending June 30, 2010 compared to -11.0% in 2009 while operating margins increased 12.9 percentage points to -0.2% in the six months ended June 30, 2010 compared to -13.1% in the same period a year ago.  The increase in operating margins in the quarter and six months ending June 30, 2010 is principally due to higher gross margins (1.1 and 5.4 percentage points, respectively) mainly due to cost improvements resulting from the operations restructuring and favorable foreign currency exchange rates, lower research and development spending of (3.2 percentage points in the respective periods) and overall lower administrative expenses as a result of the consolidation of the CONMED Endscopic Technologies division into the Corporate facility (4.7 and 4.3 percentage points, respectively).

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

Cash provided by operations

Our net working capital position was $242.3 million at June 30, 2010.  Net cash provided by operating activities was $5.5 million in the six months ended June 30, 2010 and $14.0 million in the same period a year ago.

Net cash provided by operating activities decreased by $8.5 million in 2010 as compared to 2009 on a $8.7 million increase in net income in the six months ended June 30, 2010 as compared to the same period a year ago.  The decline in operating activities is driven by a new accounting pronouncement effective January 1, 2010, which requires our accounts receivable sold under our accounts receivable sale agreement be recorded as additional borrowings rather than as a reduction in accounts receivable.  This change in accounting has been reflected on a prospective basis.  Accordingly, cash collections on behalf of the purchaser of the $29.0 million undivided percentage ownership interest in accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations while net sales of additional accounts receivable have been presented as an increase in cash flows from financing activities.  See Note 13 for further discussion of the change in accounting for the accounts receivable sales agreement.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2010 consisted of the purchase of a business and capital expenditures.  The cash purchase price of a business acquired during the six months ended June 30, 2010 approximated $5.0 million (see Note 15 further discussion).  Capital expenditures were $12.0 million and $7.2 million for the six months ended June 30, 2009 and 2010, respectively.  The decrease in capital expenditures in the six months ended June 30, 2010 as compared to the same period a year ago is primarily due to the completion during the second quarter of 2009 of the implementation of an enterprise business software application as well certain other infrastructure improvements related to our restructuring efforts as more fully described in Note 14 and in “Restructuring” below.  Capital expenditures are expected to approximate $22.0 million in 2010.

Financing cash flows

Net cash provided by financing activities in the six months ended June 30, 2010 consist principally of $31.0 million in net secured borrowings under our accounts receivable sales agreement (see Note 13), $10.0 million in repayments on our revolving credit facility under our senior credit agreement, $9.4 million in repurchases of treasury stock, and a $2.9 million repurchase of our 2.50% convertible senior subordinated notes.

           Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2010.  Our available borrowings on the revolving credit facility at June 30, 2010 were $91.6 million with approximately $8.4 million of the facility set aside for outstanding letters of credit.  There were $55.6 million in borrowings outstanding on the term loan at June 30, 2010.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at June 30, 2010) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.25% or an alternative base rate (3.625% at June 30, 2010).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of June 30, 2010. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $10.9 million at June 30, 2010.  This mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $112.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the quarter ended June 30, 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During the first quarter of 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of June 30, 2010, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes.

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

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $40.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of June 30, 2010, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $31.0 million. Effective January 1, 2010, new accounting guidance requires such receivables sales to be accounted for as additional borrowings and recorded in the current portion of long term debt rather than as previously treated as a sale and reflected in the balance sheet as a reduction in accounts receivable.  This guidance is required to be applied on a prospective basis, therefore the December 31, 2009 balance sheet reflects accounts receivable sold under the accounts receivable sales agreement as a reduction in accounts receivable, not as additional borrowings - see Note 13 for further discussion.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.2 million in the six month period ended June 30, 2010 and are included in interest expense.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million in any calendar year.  We repurchased $9.5 million under the share repurchase program during the six months ended June 30, 2010.  We have financed the repurchases and may finance additional repurchases through the proceeds from the issuance of common stock under our stock option plans, from operating cash flow and from available borrowings under our revolving credit facility

Restructuring

During the first quarter of 2010, we began the second phase of our operational restructuring plan which includes the transfer of additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.

As of June 30, 2010, we have incurred $1.6 million in costs associated with the restructuring.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

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

During the second quarter of 2010, we incurred $1.0 million in restructuring costs associated with the consolidation of administrative functions in our CONMED Linvatec division.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and six month periods ended June 30, 2010.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2009 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2010.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2.  Issuer Purchase of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid per Share1	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs2	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2010 – April 30, 2010	-	$-	-	$46,778,000

May 1, 2010 – May 31, 2010	-	-	-	46,778,000

June 1, 2010 – June 30, 2010	474,871	19.94	474,871	37,307,000

Total	474,871	$19.94	474,871
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

CONMED CORPORATION
(Registrant)

Date:  July 30, 2010

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President – Finance and
Chief Financial Officer

Exhibit Index

Exhibit		Sequential Page Number

31.1	Certification of Joseph J. Corasanti pursuant toRule 13a-14(a) or Rule 15d-14(a) of the Securiti es Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	E-3