Form 10-Q
period 2010-09-30
CONMED CORP
filed 2010-11-02
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-16093
September 30, 2010

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

Yes☒ No

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
Yes  ☐  No  ☒

The number of shares outstanding of registrant's common stock, as of October 28, 2010 is 28,123,214 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I          FINANCIAL INFORMATION

Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2010	2009	2010

Net sales	$175,475	$172,195	$504,106	$529,646

Cost of sales	87,839	83,212	262,806	255,185

Gross profit	87,636	88,983	241,300	274,461

Selling and administrative expense	67,480	66,091	193,480	208,137

Research and development expense	7,705	7,399	23,590	21,522

Other expense	7,449	291	6,847	1,261

	82,634	73,781	223,917	230,920

Income from operations	5,002	15,202	17,383	43,541

Gain (loss) on early extinguishment
of debt	-	-	1,083	(79)

Amortization of debt discount	1,018	1,059	3,076	3,167

Interest expense	2,042	1,749	5,297	5,269

Income before income taxes	1,942	12,394	10,093	35,026

Provision for income taxes	654	3,636	2,911	11,643

Net income	$1,288	$8,758	$7,182	$23,383

Per share data:

Net income
Basic	$.04	$.31	$0.25	$0.81
Diluted	.04	.31	0.25	0.80

Weighted average common shares
Basic	29,093	28,425	29,060	28,896
Diluted	29,183	28,521	29,096	29,073

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2009	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$10,098	$16,524
Accounts receivable, net	126,162	141,310
Inventories	164,275	183,303
Deferred income taxes	14,782	15,324
Prepaid expenses and other current assets	10,293	10,698
Total current assets	325,610	367,159
Property, plant and equipment, net	143,502	141,827
Deferred income taxes	1,953	2,081
Goodwill	290,505	294,935
Other intangible assets, net	190,849	191,619
Other assets	5,994	5,243
Total assets	$958,413	$1,002,864

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,174	$43,208
Accounts payable	26,210	28,431
Accrued compensation and benefits	25,955	26,516
Income taxes payable	677	218
Other current liabilities	24,091	18,557
Total current liabilities	79,107	116,930

Long-term debt	182,195	171,088
Deferred income taxes	97,916	111,630
Other long-term liabilities	22,680	23,541
Total liabilities	381,898	423,189

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized;
31,299,203 shares issued in 2009 and 2010,
respectively	313	313
Paid-in capital	317,366	318,276
Retained earnings	325,370	347,979
Accumulated other comprehensive loss	(12,405)	(13,082)
Less: 2,149,832 and 3,181,790 shares of common stock in
treasury, at cost in 2009 and 2010, respectively	(54,129)	(73,811)
Total shareholders’ equity	576,515	579,675
Total liabilities and shareholders’ equity	$958,413	$1,002,864

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2009	2010
Cash flows from operating activities:
Net income	$7,182	$23,383
Adjustments to reconcile net income, to net cash provided by operating activities:
Depreciation	13,311	12,863
Amortization of debt discount	3,076	3,167
Amortization, all other	13,680	15,064
Stock-based compensation	3,203	3,264
Deferred income taxes	2,805	10,636
(Gain) loss on early extinguishment of debt	(1,083)	79
Sale of accounts receivable to (collections on
behalf of) purchaser (Note 13)	(3,000)	(29,000)
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(5,326)	13,600
Inventories	(7,593)	(28,198)
Accounts payable	(1,928)	(301)
Income taxes payable	(2,466)	(579)
Accrued compensation and benefits	2,865	599
Other assets	(1,228)	(597)
Other liabilities	2,281	(8,690)
	18,597	(8,093)
Net cash provided by operating activities	25,779	15,290

Cash flows from investing activities:
Purchases of property, plant, and equipment	(17,090)	(10,855)
Payments related to business acquisitions	(262)	(5,226)
Net cash used in investing activities	(17,352)	(16,081)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	360	952
Repurchase of treasury stock	-	(22,977)
Payments on senior credit agreement	(1,012)	(1,012)
Proceeds of senior credit agreement	7,000	7,000
Payments on mortgage notes	(1,037)	(404)
Payments on senior subordinated notes	(7,808)	(2,933)
Proceeds from secured borrowings, net (Note 13)	-	24,000
Net change in cash overdrafts	(2,252)	2,418
Net cash provided by (used in) financing activities	(4,749)	7,044

Effect of exchange rate changes
on cash and cash equivalents	(1,272)	173

Net increase in cash and cash equivalents	2,406	6,426

Cash and cash equivalents at beginning of period	11,811	10,098

Cash and cash equivalents at end of period	$14,217	$16,524

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2009 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income	$1,288	$8,758	$7,182	$23,383

Other comprehensive income:

Pension liability,
net of income tax	198	207	12,745	621

Cash flow hedging loss,
net of income tax	(121)	(2,876)	(121)	(1,412)

Foreign currency
translation adjustment	3,962	7,468	7,025	114

Comprehensive income	$5,327	$13,557	$26,831	$22,706

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Loss	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (loss)
Balance, December 31, 2009	$76	$(16,282)	$3,801	$(12,405)

Pension liability,
net of income tax	-	621	-	621

Cash flow hedging loss,
net of income tax	(1,412)	-	-	(1,412)

Foreign currency translation
adjustments	-	-	114	114

Balance, September 30, 2010	$(1,336)	$(15,661)	$3,915	$(13,082)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2010 which have been accounted for as cash flow hedges totaled $76.9 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.4 million and $2.7 million for the three and nine months ended September 30, 2010, respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.4 million at September 30, 2010.  It is expected these unrealized losses will be recognized in income in 2010 and 2011.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2010 which have not been designated as hedges totaled $33.1 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated -$1.1 million and $0.2 million for the three and nine months ended September 30, 2010, offsetting gains (losses) on our intercompany receivables of $1.1 million and -$0.6 million for the three and nine months ended September 30, 2010, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of income.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at September 30, 2010:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange	Other current		Other current
Contracts	liabilities	$(233)	liabilities	$2,352	$2,119

Derivatives not
designated as hedging
instruments:

Foreign Exchange	Other current		Other current
Contracts	liabilities	-	liabilities	67	67

Total derivatives		$(233)		$2,419	$2,186

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $2.2 million in other current liabilities.

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

As of September 30, 2010, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of September 30, 2010 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of the forward foreign exchange contract liabilities was determined within Level 2 of the valuation hierarchy and is listed in the table above.  The value of the two embedded derivatives associated with the Notes was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes approximate fair value.  The fair value of the Notes approximated $108.3 million and $110.1 million at December 31, 2009 and September 30, 2010, respectively, based on their quoted market price.  The carrying value of the Notes approximated $115.1 million and $112.1 million at December 31, 2009 and September 30, 2010, respectively.  During the nine months ended September 30, 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2009	September 30, 2010
Raw materials	$48,959	$49,019

Work-in-process	17,203	18,741

Finished goods	98,113	115,543

Total	$164,275	$183,303

Note 6 – Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income	$1,288	$8,758	$7,182	$23,383

Basic – weighted average shares
outstanding	29,093	28,425	29,060	28,896

Effect of dilutive potential
securities	90	96	36	177

Diluted – weighted average
shares outstanding	29,183	28,521	29,096	29,073

Basic EPS	$.04	$.31	$0.25	$0.81
Diluted EPS	.04	.31	0.25	0.80

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 2.3 million and 2.5 million for the three and nine months ended September 30, 2009, respectively.  Shares excluded from the calculation of diluted EPS aggregated 1.9 million and 1.5 million for the three and nine months ended September 30, 2010, respectively.  Upon conversion of our 2.50% convertible senior subordinated notes (the "Notes"), the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of September 30, 2010, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

Balance as of January 1, 2010	$290,505

Adjustments to goodwill resulting from
business acquisitions finalized	4,306

Foreign currency translation	124

Balance as of September 30, 2010	$294,935

Total accumulated impairment losses (associated with our CONMED Endoscopic Technologies operating unit) aggregated $46,689 at December 31, 2009 and September 30, 2010. This impairment loss occurred during the year ended December 31, 2006.

Goodwill associated with each of our principal operating units is as follows:

	December 31, 2009	September 30, 2010
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,397	175,621

CONMED Patient Care	60,024	60,230

	$290,505	$294,935

Other intangible assets consist of the following:

	December 31, 2009		September 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$127,594	$(36,490)	$127,594	$(39,722)

Patents and other intangible assets	41,809	(30,408)	47,166	(31,763)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$257,747	$(66,898)	$263,104	$(71,485)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,536 and $4,587 in the three and nine months ended September 30, 2010, respectively, and $1,573 and $4,676 in the three and nine months ended September 30, 2009, respectively, and is included in selling and administrative expense on the consolidated condensed statement of income.

The estimated amortization expense for the year ending December 31, 2010, including the nine month period ended September 30, 2010 and for each of the five succeeding years is as follows:

2010	6,142
2011	5,943
2012	5,890
2013	5,675
2014	5,228
2015	4,594

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2009	2010

Balance as of January 1,	$3,341	$3,383

Provision for warranties	2,722	2,478

Claims made	(2,728)	(2,556)

Balance as of September 30,	$3,335	$3,305

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Service cost	$46	$44	$1,840	$133

Interest cost on projected
benefit obligation	927	1,006	2,993	3,019

Expected return on plan assets	(939)	(1,003)	(2,877)	(3,012)

Net amortization and deferral	314	328	1,226	985

Curtailment gain	-	-	(4,368)	-

Net periodic pension cost (gain)	$348	$375	$(1,186)	$1,125

During the first quarter of 2009, the Company announced the freezing of benefit accruals under the defined benefit pension plan for United States employees (“the Plan”) effective May 14, 2009.  As a result, the Company recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.

We are required to contribute approximately $3.0 million to the Plan in 2010 and have contributed $1.3 million during the nine months ended September 30, 2010.

Note 10 – Other expense

Other expense consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010

New plant/facility
consolidation costs	$1,118	$-	$2,398	$-

Net pension gain	-	-	(1,882)	-

CONMED Endoscopic Technologies
division consolidation costs	339	-	339	-

Product recall	5,992	-	5,992	-

CONMED Linvatec consolidation costs	-	291	-	1,261

Other expense	$7,449	$291	$6,847	$1,261

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

During the third quarter of 2009, we announced a voluntary recall of certain model numbers of the PRO5 & PRO6 series battery handpieces and certain lots of the MC5057 Universal Cable used with certain of CONMED Linvatec’s powered handpieces.  Current models of products are not affected.  The cost of this recall is expected to be approximately $6.0 million and we recorded this cost in the third quarter of 2009.  We do not expect any further costs associated with this recall.

During the second quarter of 2010, we consolidated administrative functions in our CONMED Linvatec division.  During the three and nine months ended September 30, 2010, we incurred $0.3 million and $1.3 million, respectively, in restructuring costs.

Note 11 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating segments, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of products, production processes, customer base, distribution methods and regulatory environment.  Our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments also have similar economic characteristics and therefore qualify for aggregation.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating segments do not qualify for aggregation as a result of the lower overall operating income (loss) in these segments.

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

The following is net sales information by product line and reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Arthroscopy	$68,669	$68,229	$194,125	$215,303
Powered Surgical Instruments	37,312	34,645	103,586	105,404
CONMED Linvatec	105,981	102,874	297,711	320,707
CONMED Electrosurgery	24,043	23,788	69,112	70,836
CONMED Endosurgery	15,938	16,750	47,788	50,973
CONMED Linvatec, Endosurgery
and Electrosurgery	145,962	143,412	414,611	442,516
CONMED Patient Care	17,312	16,273	52,748	50,893
CONMED Endoscopic Technologies	12,201	12,510	36,747	36,237

Total	$175,475	$172,195	$504,106	$529,646

Total assets, capital expenditures, depreciation and amortization information are not available by segment.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
CONMED Linvatec, Endosurgery
and Electrosurgery	$13,139	$20,056	$40,401	$58,583
CONMED Patient Care	592	(367)	(1,030)	1,179
CONMED Endoscopic Technologies	(323)	109	(3,546)	71
Corporate	(8,406)	(4,596)	(18,442)	(16,292)
Income from Operations	5,002	15,202	17,383	43,541

Gain (loss) on early
extinguishment of debt	-	-	1,083	(79)
Amortization of debt discount	1,018	1,059	3,076	3,167
Interest expense	2,042	1,749	5,297	5,269

Total income before income taxes	$1,942	$12,394	$10,093	$35,026

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

Note 13 – New accounting pronouncements

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  Our accounts receivable sales agreement under which a wholly-owned, bankruptcy-remote, special purpose subsidiary of CONMED Corporation sells an undivided percentage ownership interest in receivables to a bank is no longer permitted to be accounted for as a sale and reduction in accounts receivable.  We adopted this guidance effective January 1, 2010 and as a result, accounts receivable sold under the agreement ($24.0 million at September 30, 2010) have been recorded as additional borrowings rather than as a reduction in accounts receivable.

Note 14 – Restructuring

During the first quarter of 2010, we began the second phase of our operational restructuring plan which includes the transfer of additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.

As of September 30, 2010, we have incurred $1.8 million (including $0.3 million in the third quarter of 2010) in costs associated with the restructuring.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

We estimate the total cost of the second phase of our restructuring plan will approximate $2.3 million during 2010, including $1.1 million related to employee termination costs and $1.2 million in other restructuring related activities.  We expect to include these restructuring costs in cost of goods sold.  The second phase of the restructuring plan impacts Corporate manufacturing facilities which support multiple reporting segments.  As a result, costs associated with the second phase of our restructuring plan will be reflected in the Corporate line within our business segment reporting.

During the third quarter and nine months ended September 30, 2010, we incurred $0.3 million and $1.3 million, respectively, in restructuring costs associated with the consolidation of administrative functions in our CONMED Linvatec division.  These costs are charged to other expense.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Arthroscopy	39.1%	39.6%	38.5%	40.7%
Powered Surgical Instruments	21.2	20.1	20.5	19.9
Electrosurgery	13.7	13.8	13.7	13.4
Endosurgery	9.1	9.7	9.5	9.6
Patient Care	9.9	9.5	10.5	9.6
Endoscopic Technologies	7.0	7.3	7.3	6.8
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and nine months ended September 30, 2010, sales to purchasers outside of the United States accounted for 46.3% and 47.7%, respectively, of total net sales.

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

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2009 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended September 30, 2010.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $0.8 million at September 30, 2010 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $294.9 million and other intangible assets of $191.6 million as of September 30, 2010.

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

For the three and nine months ending September, 2010 we recorded pension expense of $0.4 million and $1.1 million, respectively.  Pension expense for the full year 2010 is estimated at $1.5 million compared to a net gain of $0.8 million (including a $4.4 million curtailment gain and pension expense of $3.6 million) in 2009.  In addition, we will be required to contribute approximately $3.0 million to the pension plan for the 2010 plan year. We contributed $1.3 million in the nine months ended September 30, 2010.

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

Income Taxes

The recorded future tax benefit arising from net deductible temporary differences and tax carryforwards is approximately $34.6 million at September 30, 2010.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.1	48.3	52.1	48.2
Gross profit	49.9	51.7	47.9	51.8
Selling and administrative expense	38.4	38.4	38.4	39.3
Research and development expense	4.4	4.3	4.6	4.1
Other expense	4.2	0.2	1.4	0.2
Income from operations	2.9	8.8	3.5	8.2
Gain (loss) on early extinguishment of debt	0.0	0.0	0.2	(0.0)
Amortization of bond discount	0.6	0.6	0.6	0.6
Interest expense	1.2	1.0	1.1	1.0
Income before income taxes	1.1	7.2	2.0	6.6
Provision for income taxes	0.4	2.1	0.6	2.2
Net income	0.7%	5.1%	1.4%	4.4%

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Sales for the quarterly period ended September 30, 2010 were $172.2 million, a decrease of $3.3 million (-1.9%) compared to sales of $175.5 million in the same period a year ago with decreases across all product lines except EndoSurgery and Endoscopic Technologies.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.3 million of the decrease.  In local currency, sales decreased 1.7%.  Sales of capital equipment decreased $4.1 million (-9.3%) to $40.1 million in the third quarter of 2010 from $44.2 million in the same period a year ago; sales of single-use products increased $0.8 million (0.6%) to $132.1 million in the third quarter of 2010 from $131.3 million in the same period a year ago.  On a local currency basis, sales of capital equipment decreased 9.0% while single-use products increased 0.8%.

Cost of sales decreased to $83.2 million in the quarterly period ended September 30, 2010 as compared to $87.8 million in the same period a year ago on overall decreases in sales volumes as described above.  Gross profit margins increased 1.8 percentage points to 51.7% in the quarterly period ended September 30, 2010 as compared to 49.9% in the same period a year ago.  The increase in gross profit margins of 1.8 percentage points is primarily a result of the net cost savings as a result of our restructuring efforts.

Selling and administrative expense decreased $1.4 million (-2.1%) to $66.1 million in the quarterly period ended September 30, 2010 as compared to $67.5 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.4 million of the decrease.  Selling and administrative expense as a percentage of net sales remained flat at 38.4% in the quarterly period ended September 30, 2010 and the same period a year ago.

Research and development expense totaled $7.4 million in the quarterly period ended September 30, 2010 as compared to $7.7 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased 0.1 percentage points to 4.3% for the quarterly period ending September 30, 2010 compared to 4.4% in the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended September 30, 2010 consisted of a $0.3 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.  Other expense in the quarterly period ended September 30, 2009 consisted of a $1.1 million charge related to the restructuring of certain of the Company’s operations, a $0.3 million charge related to the consolidation of the administrative functions of the CONMED Endoscopic Technologies division, and a $6.0 million charge related to a voluntary recall of certain of our powered instrument products.

Amortization of debt discount in the quarterly period ended September 30, 2010 was $1.1 million compared to $1.0 million in the same period a year ago. This amortization is associated with the implementation of FASB guidance as of January 1, 2009.

Interest expense in the quarterly period ended September 30, 2010 was $1.7 million as compared to $2.0 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average borrowings outstanding in the quarterly period ended September 30, 2010 as compared to the same period a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) also declined to 3.10% in the quarterly period ended September 30, 2010 as compared to 3.34% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 29.3% for the quarterly period ended September 30, 2010 compared to the 33.7% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended September 30, 2010 is lower than that recorded in the same period a year ago as a result of the filing and IRS examination of the Federal corporate tax return for the 2009 tax year which resulted in the release of valuation allowance related to the company's net operating loss carryovers as well as additional income tax benefits for the Federal research and development credit.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2009, Note 6 to the Consolidated Financial Statements.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Sales for the nine months ended September 30, 2010 were $529.6 million, an increase of $25.5 million (5.1%) compared to sales of $504.1 million in the same period a year ago with increases across all product lines except Patient Care and Endoscopic Technologies.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $10.7 million of the increase.  In local currency, sales increased 2.9%.  Sales of capital equipment increased $4.5 million (3.9%) to $121.2 million in the nine months ended September 30, 2010 from $116.7 million in the same period a year ago; sales of single-use products increased $21.0 million (5.4%) to $408.4 million in the nine months ended September 30, 2010 from $387.4 million in same period a year ago.  On a local currency basis, sales of capital equipment increased 1.8% while single-use products increased 3.3%.

Cost of sales decreased to $255.2 million in the nine months ended September 30, 2010 as compared to $262.8 million in the same period a year.  Gross profit margins increased 3.9 percentage points to 51.8% in the nine months ended September 30, 2010 as compared to 47.9% in the same period a year ago.  The increase in gross profit margins of 3.9 percentage points is primarily a result of the effects of favorable foreign currency exchange rates on sales (1.0 percentage points) and net cost savings as a result of our restructuring efforts (2.9 percentage points).

Selling and administrative expense increased $14.7 million (7.6%) to $208.1 million in the nine months ended September 30, 2010 as compared to $193.5 million in the same period a year ago.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $3.1 million of the increase.  Selling and administrative expense as a percentage of net sales increased to 39.3% in the nine months ended September 30, 2010 as compared to 38.4% in the same period a year ago.  This increase of 0.9 percentage points is primarily attributable to higher compensation and benefit costs during the period.

Research and development expense totaled $21.5 million in the nine months ended September 30, 2010 as compared to $23.6 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 4.1% for the nine months ended September 30, 2010 compared to 4.6% in the same period a year ago. The decrease in research and development expense of 0.5 percentage points is driven by decreased spending on our CONMED Linvatec (0.3 percentage points) and CONMED Patient Care products (0.2 percentage points).

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2010 consisted of a $1.3 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.  Other expense in the nine months ended September 30, 2009 consisted of a $2.4 million charge related to the restructuring of certain of the Company’s operations, a $0.3 million charge related to the consolidation of the administrative functions of the CONMED Endoscopic Technologies division, a $6.0 million charge related to a voluntary recall of certain of our powered instrument products, and a $1.9 million first quarter net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.

During the nine months ended September 30, 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During the first quarter of 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount. See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 4 to the Consolidated Condensed Financial Statements.

Amortization of debt discount in the nine months ended September 30, 2010 was $3.2 million compared to $3.1 million in the same period a year ago. This amortization is associated with the implementation of FASB guidance as of January 1, 2009.

Interest expense was $5.3 million in the nine months ended September 30, 2010 and in the same period a year ago.  Interest expense remained the same on lower weighted average borrowings due to higher weighted average interest rates on the borrowings.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) were 3.12% in the nine months ended September 30, 2010 as compared to 2.85% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 33.2% for the nine months ended September 30, 2010 compared to the 28.8% effective tax rate recorded in the same period a year ago.  The effective tax rate for the nine months ended September 30, 2010 is higher than that recorded in the same period a year ago as a result of the settlement of our 2007 IRS examination in the first quarter of 2009, and the resulting adjustment to our reserves and reduction of income tax expense as well as the benefit of the research and development tax credit recognized in 2009 (not extended or recognized in 2010).  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2009, Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2009 and 2010.

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Net sales	$145,962	$143,412	$414,611	$442,516

Income from
operations	13,139	20,056	40,401	58,583

Operating margin	9.0%	14.0%	9.7%	13.2%

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

•
Arthroscopy sales decreased $0.5 million (-0.7%) in the quarterly period ended September 30, 2010 to $68.2 million from $68.7 million in the same period a year ago due to decreases in video imaging products.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.2 million of the decrease.  Sales of capital equipment decreased $1.2 million (-6.1%) to $18.4 million in the quarterly period ended September 30, 2010 from $19.6 million in the same period a year ago; sales of single-use products increased $0.7 million (1.4%) to $49.8 million in the quarterly period ended September 30, 2010 from $49.1 million in the same period a year ago.  On a local currency basis, sales of capital equipment decreased 5.6% while single-use products increased 1.6%.  Arthroscopy sales increased $21.2 million (10.9%) in the nine months ended September 30, 2010 to $215.3 million from $194.1 million in the same period a year ago due to our new shoulder restoration system and increases in our resection and video imaging products for arthroscopy and general surgery.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $5.2 million of the increase.  Sales of capital equipment increased $4.0 million (7.7%) to $56.2 million in the nine months ended September 30, 2010 from $52.2 million in the same period a year ago;  sales of single-use products increased $17.2 million (12.1%) to $159.1 million in the nine months ended September 30, 2010 from $141.9 million in the same period a year ago.  On a local currency basis, sales of capital equipment increased 5.7% while single-use products increased 9.2%.

•
Powered surgical instrument sales decreased $2.7 million (-7.2%) in the quarterly period ended September 30, 2010 to $34.6 million from $37.3 million in the same period a year ago due to decreased sales of our large bone handpiece products.  Unfavorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $0.1 million of the decrease.  Sales of capital equipment decreased $2.3 million (-12.6%) to $16.0 million in the quarterly period ended September 30, 2010 from $18.3 million in the same period a year ago;  sales of single-use products decreased $0.4 million (-2.1%) to $18.6 million in the quarterly period ended September 30, 2010 from $19.0 million in the same period a year ago.  On a local currency basis, sales of capital equipment decreased 12.6% and single-use products decreased 1.6%.  Powered surgical instrument sales increased $1.8 million (1.7%) in the nine months ended September 30,

2010 to $105.4 million from $103.6 million in the same period a year ago mainly due to increases in our large bone handpiece products.  Favorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $3.1 million of the increase.  Sales of capital equipment increased $0.1 million (0.2%) to $47.5 million in the nine months ended September 30, 2010 from $47.4 million in the same period a year ago;  sales of single-use products increased $1.7 million (3.0%) to $57.9 million in the nine months ended September 30, 2010 from $56.2 million in the same period a year ago.  On a local currency basis, sales of capital equipment decreased 2.1% and single-use products decreased 0.5%.

•
Electrosurgery sales decreased $0.3 million (-1.2%) in the quarterly period ended September 30, 2010 to $23.8 million from $24.1 million in the same period a year ago mainly due to lower generator sales.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) did not have an impact on sales during the quarter. Sales of capital equipment decreased $0.6 million (-9.5%) to $5.7 million in the quarterly period ended September 30, 2010 from $6.3 million in the same period a year ago; sales of single-use products increased $0.3 million (1.7%) to $18.1 million in the quarterly period ended September 30, 2010 from $17.8 million in the same period a year ago.  Electrosurgery sales increased $1.6 million (2.3%) in the nine months ended September 30, 2010 to $70.8 million from $69.2 million in the same period a year ago mainly due to higher pencil sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.9 million of the increase.  Sales of capital equipment increased $0.4 million (2.3%) to $17.5 million for the nine months ended September 30, 2010 from $17.1 million in the same period a year ago; sales of single-use products increased $1.2 million (2.3%) to $53.3 million in the nine months ended September 30, 2010 from $52.1 million in same period a year ago.  On a local currency basis, sales of capital equipment increased 0.6% while single-use products increased 1.2%.

•
Endosurgery single-use sales increased $0.9 million (5.7%) in the quarterly period ended September 30, 2010 to $16.8 million from $15.9 million in the same period a year ago mainly due to our VCARE products.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) did not have an impact on sales during the quarter. Endosurgery single-use sales increased $3.3 million (6.9%) in the nine months ended September 30, 2010 to $51.0 million from $47.7 million in the same period a year ago mainly due to increased sales of our suction irrigation and VCARE products.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) account for approximately $0.6 million of the increase.  On a local currency basis, sales increased 5.7%.

•
Operating margins as a percentage of net sales increased 5.0 percentage points to 14.0% in the quarterly period ended September 30, 2010 compared to 9.0% in the same period a year ago principally as a result of higher gross margins (1.0 percentage point) mainly driven by cost savings from our restructuring efforts and the prior year including the costs associated with the voluntary recall of certain powered instrument products (4.0 percentage points).

•
Operating margins as a percentage of net sales increased 3.5 percentage points to 13.2% in the nine months ended September 30, 2010 compared to 9.7% in the same period a year ago principally as a result of result of higher gross margins (1.8 percentage points) mainly driven by favorable foreign currency exchange rates, the prior year including the costs associated with the voluntary recall of certain powered instrument products (1.2 percentage points) and lower sales force and other administrative expenses (0.5 percentage points) as a percentage of sales.

CONMED Patient Care

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Net sales	$17,312	$16,273	$52,748	$50,893

Income (loss) from
operations	592	(367)	(1,030)	1,179

Operating margin	3.4%	-2.3%	-2.0%	2.3%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales decreased $1.0 million (-5.8%) in the quarterly period ended September 30, 2010 to $16.3 million from $17.3 million in the same period a year ago mainly due to lower suction instrument and ECG electrode sales.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) did not have an impact on sales during the quarter.  Patient care sales decreased $1.9 million (-3.6%) in the nine months ended September 30, 2010 to $50.9 million from $52.8 million in the same period a year ago mainly due to lower suction ECG electrode and IV device sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.3 million.  On a local currency basis, sales decreased 4.2%.

•
Operating margins as a percentage of net sales decreased 5.7 percentage points to -2.3% for the quarterly period ended September 30, 2010 compared to 3.4% in the same period a year ago.  The decrease in operating margins was principally driven by lower gross margins (4.2 percentage points) due to product mix and higher selling and other administrative expenses (1.5 percentage points) as a percentage of sales.

•
Operating margins as percentage of net sales increased 4.3 percentage points in the nine months ended September 30, 2010 to 2.3% compared to -2.0% in the same period a year ago.  The increase in operating margins was primarily driven by higher gross margins (2.6 percentage points) mainly due to cost improvements resulting from our operational restructuring, lower research and development spending (1.3 percentage points) and lower administrative expenses (0.4 percentage points).

CONMED Endoscopic Technologies

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010

Net sales	$12,201	$12,510	$36,747	$36,237

Income (loss) from
operations	(323)	109	(3,546)	71

Operating margin	(2.6%)	0.9%	(9.6%)	0.2%

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales increased $0.3 million (2.5%) in the quarterly period ended September 30, 2010 to $12.5 million from $12.2 million in the same period a year ago mainly due to increased polypectomy and stricture management sales.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) did not have an impact on sales during the quarter.  Endoscopic Technologies sales decreased $0.5 million (-1.4%) in the nine months ended September 30, 2010 to $36.2 million from $36.7 million in the same period a year ago mainly due to lower forcep and stricture management sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.6 million.  On a local currency basis, sales decreased 3.0%.

•
Operating margins as a percentage of net sales increased 3.5 percentage points to 0.9% in the quarterly period ending September 30, 2010 compared to -2.6% in the same period a year ago.  The increase in operating margins of 3.5 percentage points was mainly driven by the prior year including costs associated with the consolidation of the administrative offices (2.8 percentage points) and overall lower administrative expenses (0.7 percentage points) as a result of the consolidation of the CONMED Endoscopic Technologies division into the Corporate facility.

•
Operating margins as a percentage of net sales increased 9.8 percentage points to 0.2% in the nine months ended September 30, 2010 compared to -9.6% in the same period a year ago.  The increase in operating margins in the nine months ending September 30, 2010 is principally due to higher gross margins (1.4 percentage points), the prior year including costs associated with the consolidation of the administrative offices (0.9 percentage points) and overall lower administrative expenses (7.5 percentage points) as a result of the consolidation of the CONMED Endoscopic Technologies division into the Corporate facility.

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

Cash provided by operations

Our net working capital position was $250.2 million at September 30, 2010.  Net cash provided by operating activities was $15.3 million in the nine months ended September 30, 2010 and $25.8 million in the same period a year ago.

Net cash provided by operating activities decreased by $10.5 million in 2010 as compared to 2009 on a $16.2 million increase in net income in the nine months ended September 30, 2010 as compared to the same period a year ago.  The decline in operating activities is driven by a new accounting pronouncement effective January 1, 2010, which requires our accounts receivable sold under our accounts receivable sale agreement be recorded as additional borrowings rather than as a reduction in accounts receivable.  This change in accounting has been reflected on a prospective basis.  Accordingly, cash collections on behalf of the purchaser of the $29.0 million undivided percentage ownership interest in accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations while net sales of additional accounts receivable have been presented as an increase in cash flows from financing activities.  See Note 13 for further discussion of the change in accounting for the accounts receivable sales agreement.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2010 consisted of the purchase of a business and capital expenditures.  The cash purchase price of a business acquired during the nine months ended September 30, 2010 approximated $5.0 million (see Note 15 further discussion).  Capital expenditures were $17.1 million and $10.9 million for the nine months ended September 30, 2009 and 2010, respectively.  The decrease in capital expenditures in the nine months ended September 30, 2010 as compared to the same period a year ago is primarily due to the completion during the second quarter of 2009 of the implementation of an enterprise business software application as well certain other infrastructure improvements related to our restructuring efforts as more fully described in Note 14 and in “Restructuring” below.  Capital expenditures are expected to approximate $15.0 million in 2010.

Financing cash flows

Net cash provided by financing activities in the nine months ended September 30, 2010 consist principally of $24.0 million in net secured borrowings under our accounts receivable sales agreement (see Note 13), $7.0 million in borrowings on our revolving credit facility under our senior credit agreement, $23.0 million in repurchases of treasury stock, and a $2.9 million repurchase of our 2.50% convertible senior subordinated notes.

Our $235.0 million senior credit agreement (the "senior credit agreement") consists of a $100.0 million revolving credit facility and a $135.0 million term loan.  There were $17.0 million in borrowings outstanding on the revolving credit facility as of September 30, 2010.  Our available borrowings on the revolving credit facility at September 30, 2010 were $74.6 million with approximately $8.4 million of the facility set aside for outstanding letters of credit.  There were $55.3 million in borrowings outstanding on the term loan at September 30, 2010.

Borrowings outstanding on the revolving credit facility are due and payable on April 12, 2011.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at September 30, 2010) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.25% or an alternative base rate (3.625% at September 30, 2010).  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets, except for our accounts receivable and related rights which are pledged in connection with our accounts receivable sales agreement.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of September 30, 2010. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issue of equity and asset sales.

Mortgage notes outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary consist of a note bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $10.9 million at September 30, 2010.  This mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $112.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the quarter ended June 30, 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During the first quarter of 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of September 30, 2010, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes.

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

We have an accounts receivable sales agreement pursuant to which we and certain of our subsidiaries sell on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC may in turn sell up to an aggregate $40.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable are calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flow first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections may be less than the amount of the purchaser’s asset interest, there is no recourse to CONMED or CRC for such shortfall.  For receivables which have been sold, CONMED Corporation and its subsidiaries retain collection and administrative responsibilities as agent for the purchaser.  As of September 30, 2010, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $24.0 million. Effective January 1, 2010, new accounting guidance requires such receivables sales to be accounted for as additional borrowings and recorded in the current portion of long term debt rather than as previously treated as a sale and reflected in the balance sheet as a reduction in accounts receivable.  This guidance is required to be applied on a prospective basis, therefore the December 31, 2009 balance sheet reflects accounts receivable sold under the accounts receivable sales agreement as a reduction in accounts receivable, not as additional borrowings - see Note 13 for further discussion.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable were $0.3 million in the nine month period ended September 30, 2010 and are included in interest expense.

There are certain statistical ratios, primarily related to sales dilution and losses on accounts receivable, which must be calculated and maintained on the pool of receivables in order to continue selling to the purchaser.  The pool of receivables is in compliance with these ratios.  Management believes that additional accounts receivable arising in the normal course of business will be of sufficient quality and quantity to meet the requirements for sale under the accounts receivables sales agreement.  In the event that new accounts receivable arising in the normal course of business do not qualify for sale, then collections on sold receivables will flow to the purchaser rather than being used to fund new receivable purchases.  To the extent that such collections would not be available to CONMED in the form of new receivables purchases, we would need to access an alternate source of working capital, such as our $100 million revolving credit facility.  Our accounts receivable sales agreement, as amended, also requires us to obtain a commitment (the “purchaser commitment”) from the purchaser to fund the purchase of our accounts receivable.  The purchaser commitment was amended October 29, 2010 whereby the purchaser commitment was extended through April 1, 2011.

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million in any calendar year.  We repurchased $23.0 million under the share repurchase program during the nine months ended September 30, 2010.  The remaining availability under the Board of Directors’ authorization for stock repurchases is $23.8 million.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Restructuring

During the first quarter of 2010, we began the second phase of our operational restructuring plan which includes the transfer of additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.

As of September 30, 2010, we have incurred $1.8 million (including $0.3 million in the third quarter of 2010) in costs associated with the restructuring.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

We estimate the total cost of the second phase of our restructuring plan will approximate $2.3 million during 2010, including $1.1 million related to employee termination costs and $1.2 million in other restructuring related activities.  We expect to include these restructuring costs in cost of goods sold.  The second phase of the restructuring plan impacts Corporate manufacturing facilities which support multiple reporting segments.  As a result, costs associated with the second phase of our restructuring plan will be reflected in the Corporate line within our business segment reporting.

During the third quarter and nine months ended September 30, 2010, we incurred $0.3 million and $1.3 million, respectively, in restructuring costs associated with the consolidation of administrative functions in our CONMED Linvatec division. These costs are charged to other expense.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and nine month periods ended September 30, 2010.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2009 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2010.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2.  Issuer Purchase of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number Of Shares Purchased	(b) Average Price Paid per Share1	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs2	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2010 –
July 30, 2010	-	$-	-	$37,307,000

August 1, 2010 –
August 31, 2010	687,594	19.59	687,594	23,838,000

September 1, 2010 –
September 30, 2010	1,997	18.50	1,997	23,801,000

Total	689,591	$19.59	689,591
___________________
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

Date:  October 29, 2010

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