Form 10-K
period 2010-12-31
CONMED CORP
filed 2011-02-28
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)
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
Yes ☐      No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $536,272,971 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 22, 2011 was 28,274,461.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010

CONMED CORPORATION
Item 1.	Business
Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder and Chairman of the Board.  CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies.  They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,300 employees distribute its products worldwide from eight manufacturing locations.  See Note 8 to the Consolidated Financial Statements for further discussion of our reporting segments and financial information about geographic areas.

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

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics.  The number of surgical procedures performed is increasing and we believe the long term demographic trend will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures.  Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before.  Sales of surgical products aggregated approximately 90% of our total net revenues in 2010.  See “Products.”

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

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 240 employee sales representatives and 200 sales professionals employed by independent sales agent groups.  Each of our dedicated sales professionals are highly knowledgeable in the applications

and procedures for the products they sell.   Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices.  Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets.  We directly service hospital customers located in these markets through an employee-based international sales force of approximately 240 sales representatives.  We also maintain distributor relationships domestically and in numerous countries worldwide.  See “—Marketing.”

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

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.  These efforts are evidenced by recent product introductions, such as the 2.8 and 3.3mm PopLock® Knotless Suture Anchors, the Concept® Suture Passer, the Sequent™ Meniscal Repair System, CrossFT BC™ biocomposite suture anchor for rotator cuff repair, PRO6140 & PRO 6240 pin driver and the Altrus® Thermal Tissue Fusion System.

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

Products –

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2008	2009	2010
Arthroscopy	38%	39%	40%
Powered Surgical Instruments	21	21	20
Electrosurgery	14	14	14
Patient Care	11	10	10
Endosurgery	9	9	9
Endoscopic Technologies	7	7	7
Total	100%	100%	100%
Net Sales (in thousands)	$742,183	$694,739	$713,723

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

Arthroscopy
Product	Description	Brand Name
Ablators and Shaver Ablators	Electrosurgical ablators and resection ablators to resect and remove soft tissue and bone; used in knee, shoulder and small joint surgery.	Lightwave® Trident®

Knee Reconstructive Systems	Products used in cruciate reconstructive surgery; includes instrumentation, screws, pins and ligament harvesting and preparation devices.	Paramax® Pinn-ACL® Grafix® Matryx® Bioscrew® EndoPearl® XtraLok® Sequent™

Soft Tissue Repair Systems	Instrument systems designed to attach specific torn or damaged soft tissue to bone or other soft tissue in the knee, shoulder and wrist; includes instrumentation, guides, hooks and suture devices.	Spectrum® Inteq® Shuttle Relay™ Blitz® Hi-Fi® Suture Saver™ Spectrum® MVP Super Shuttle®

Fluid Management Systems	Disposable tubing sets, disposable and reusable inflow devices, pumps and suction/waste management systems for use in arthroscopic and general surgeries.	Apex® Quick-Flow® Quick-Connect® 87K™ 10K® 24K™

Arthroscopy
Product	Description	Brand Name
Video
Surgical video systems for endoscopic procedures; includes  high definition (HD), autoclavable three-chip camera heads as well as camera consoles, endoscopes, light sources, monitors, image capture devices and printers.
Sm@rt OR™ Quicklatch® scopes Shock Flex™ prism mount TrueHD™ IM4000 HD camera system

Implants	Products including bioabsorbable and metal screws, pins and suture anchors for attaching soft tissue to bone in the knee, shoulder, wrist, and hip as well as meniscal repair.
BioScrew®
Bio-Anchor®
BioTwist®
UltraFix®
Revo®
Super Revo®
Bionx™
Meniscus Arrow™
Smart Nail®
Smart Pin®
Smart Screw®
Smart Tack®
The Wedge™
Biostinger®
Hornet®
ThRevo®
Duet™
Impact™
Bio-Mini Revo®
XO Button®
Paladin®
Presto®
SRS
PopLok®
CrossFT™

Integrated operating room systems and equipment	Centralized operating room management and control systems.	CONMED® Nurse’s Assistant® Sm@rt OR™

Arthroscopic Shaver Systems	Electrically powered shaver handpieces that accommodate a large variety of shaver blade disposables specific to clinical specialty and technological precision.	Advantage® Turbo™ Gator® Great White® Mako™ Merlin® Sterling® Ultracut® Zen® ReAct® Ergo™

Arthroscopy
Product	Description	Brand Name
Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™ Dry Doc® Cannulae Hip Arthroscopy Kit

Powered Surgical Instruments

Electric, battery or pneumatic powered surgical instruments are used to perform orthopedic, arthroscopic and other surgical procedures where cutting, drilling or reaming of bone is required.  Each power  system consists of one or more handpieces and related accessories as well as disposable and limited reusable items (e.g., burs, saw blades, drills and reamers).  Powered instruments are categorized as either small bone, large bone or specialty powered instruments.  Specialty powered instruments are utilized in procedures such as spinal surgery, neurosurgery, ENT, oral/maxillofacial surgery, and cardiothoracic surgery.

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

Our powered instruments product line also includes the MPower®Battery System. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the MPower®system allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy, and small bone procedures.  The system also provides a multitude of battery technologies to meet the varying needs of hospitals worldwide.

Powered Surgical Instruments
Product	Description	Brand Name
Large Bone	Powered saws, drills and related disposable accessories for use primarily in total knee and hip joint replacements and trauma surgical procedures.	Hall® Surgical PowerPro® PowerProMax™ MPower®

Small Bone	Powered saws, drills and related disposable accessories for hand, foot, and other small bone related surgical procedures.	Hall® Surgical MicroPower® Micro 100™ Surgairtome Two® MPower®

Powered Surgical Instruments
Product	Description	Brand Name
Otolaryngology Neurosurgery Spine Oral/maxillofacial	Specialty powered saws, drills and related disposable accessories for use in neurosurgery, spine, otolaryngologic and oral/maxillofacial procedures.	Hall® Surgical E9000® UltraPower® Hall® Osteon Hall® Ototome Coolflex® Surgairtome Two® SmartGuard®

Cardiothoracic	Powered sternum saws and related disposable accessories for use by cardiothoracic surgeons.	Hall® Surgical MicroPower® Micro 100™ PowerPro® PowerProMax™ MPower®

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
UltraClean™

Generators	Monopolar and bipolar clinical energy sources for surgical procedures performed in a hospital, physicians’ office or clinical setting.	System 5000™ System 2450™ Hyfrecator® 2000

Argon Beam Coagulation Systems	Specialized electrosurgical generators, disposable hand pieces and ground pads for Argon Enhanced non-contact coagulation of tissues.	ABC® System 7550 ABC Flex® Bend-A-Beam® ABC® Dissecting Electrodes™

Smoke Evacuation System	Dedicated unit and integrated hand pieces designed for the removal of surgical smoke in both open and laparoscopic procedures where electrosurgery is utilized.	GoldVac™ ClearVac® AER DEFENSE™

Vessel Sealing System	A direct thermal based multi-funtional surgical tool that seals, cuts, grasps and dissects vessels and tissue bundles.	Altrus®

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

Patient Care
Product	Description	Brand Name
ECG Monitoring	Line of disposable electrodes, monitoring cables, lead wire products and accessories designed to transmit ECG signals from the heart to an ECG monitor or recorder.	CONMED® Ultratrace® Cleartrace®

Surgical Suction Instruments and Tubing	Disposable surgical suction instruments and connecting tubing, including Yankauer, Poole, Frazier and Sigmoidoscopic instrumentation, for use by physicians in the majority of open surgical procedures.	CONMED®

Intravenous Therapy	Disposable IV drip rate gravity controller and disposable catheter stabilization dressing designed to hold and secure an IV needle or catheter for use in IV therapy.	VENI-GARD® MasterFlow® Stat 2®

Defibrillator Pads and Accessories	Stimulation electrodes for use in emergency cardiac response and conduction studies of the heart.	PadPro® R2®

Pulse Oximetry	Used in critical care to continuously monitor a patient’s arterial blood oxygen saturation and pulse rate.	Dolphin® Pro2®

Cardiac Output Monitoring	Used in measuring volume of blood flow that is pumped from the heart and other hemodynamic functions.	ECOM™

Non-invasive blood pressure cuff	Used in critical care to measure blood pressure.	SoftCheck® UltraCheck® (registered trademarks of CAS Medical Systems, Inc.)

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

Our primary focus is to identify, develop, acquire, manufacture and market differentiated medical devices, which improve outcomes in the diagnosis and treatment of gastrointestinal and pulmonary disorders.  Our diagnostic and therapeutic product offerings for GI and pulmonology include mucosal management devices, forceps, scope management accessories, bronchoscopy devices, dilatation, stricture management devices, hemostasis, biliary devices, and polypectomy.

Endoscopic Technologies
Product	Description	Brand Name
Pulmonary	Transbronchial Cytology and Histology Aspiration Needles, Disposable Biopsy Forceps, Cytology Brushes and Bronchoscope Cleaning Brushes	Wang® Blue Bullet® Precisor® Precisor BRONCHO® Precisor® EXL™ GARG™

Biopsy	Disposable biopsy forceps, Percutaneous Liver Biopsy instrument, Disposable Cytology Brushes	Precisor® OptiBite® Monopty®

Polypectomy	Disposable Polypectomy Snares, Retrieval Nets, Polyp Traps	Singular® Optimizer® Nakao Spider-Net™ Orbit-Snare®

Endoscopic Technologies
Product	Description	Brand Name
Biliary
Triple Lumen Stone Removal Balloons, Advanced Cannulation Triple Lumen Papillotomes, High Performance Biliary Guidewires, Cannulas, Biliary Balloon Dilators, Plastic and Self Expanding Metal Endoscopic Biliary Stents (SEMS)
Apollo® Apollo3® Apollo3AC® FXWire® XWire® Director™ Duraglide™ Duraglide 3™ Flexxus® ProForma® HYDRODUCT® Viabil®

Dilation	Multi-Stage Balloon Dilators, American Dilation System	Eliminator®

Hemostasis	Endoscopic Injection Needles, Endoscopic and Mulit-Band Ligators, Sclerotherapy Needle, Bipolar Hemostasis Probes	SureShot® Auto Band™ Stiegmann-Goff™ Bandito™ Flexitip™ BICAP® BICAP SUPERCONDUCTOR™ Click-Tip™ Beamer® Beamer Mate® Beamer Plus™

Endoscopic Ultrasound	Fine Needle Aspiration	Vizeon®

Enteral Feeding	Initial Percutaneous Endoscopic Gastrostomy (PEG) systems, Replacement Tri-Funnel G-Tube	EnTake™

Accessories	Disposable Bite Blocks, Cleaning Brushes	Scope Saver® Channel Master™ Blue Bullet® Whistle®

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2008, 2009 and 2010.

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

In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

•           50 employee sales representatives and 200 sales representatives working for independent sales agent groups selling arthroscopy and powered surgical instrument products;
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

Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, France, Germany, Korea, the Netherlands, Spain, Italy, Poland and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 30% of our total net sales in 2010.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

All of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the United States Food and Drug Administration (“FDA”) and comparable foreign counter parts.  The FDA’s Quality System Regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for on-site inspections of our facilities by the FDA.  In many of the foreign countries in which we manufacture and distribute our products we are subject to regulatory requirements affecting, among other things, product performance standards, packaging requirements, labeling requirements import laws and onsite inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Regulatory requirements affecting the Company vary from country to country.  The timeframes and costs for regulatory submission and approval from foreign agencies or legislative bodies may vary from those required by the FDA.  Certain requirements for approval from foreign agencies or legislative bodies may also differ from those of the FDA.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $4.4 million, $3.5 million and $3.3 million in 2008, 2009 and 2010, respectively.

Amounts expended for Company sponsored research and development was approximately $33.1 million, $31.8 million and $29.7 million during 2008, 2009, and 2010, respectively.

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

The following chart identifies our principal competitors in each of our key business areas:

Business Area	Competitor
Arthroscopy	Smith & Nephew, plc Arthrex, Inc. Stryker Corporation ArthroCare Corporation Johnson & Johnson: Mitek Worldwide Biomet, Inc.

Powered Surgical Instruments	Stryker Corporation Medtronic, Inc. Midas Rex and Xomed divisions Synthes, Inc. MicroAire Surgical Instruments, LLC

Electrosurgery	Covidien Ltd.; Valleylab 3M Company ERBE Elektromedizin GmbH

Patient Care	Covidien Ltd.: Kendall 3M Company

Endosurgery	Johnson & Johnson: Ethicon Endo-Surgery, Inc. Covidien Ltd.; U.S.Surgical

Endoscopic Technologies	Boston Scientific Corporation – Endoscopy Wilson-Cook Medical, Inc. Olympus America, Inc. U.S. Endoscopy

Factors which affect our competitive posture include product design, customer acceptance, service and delivery capabilities, pricing and product development/improvement.  In the future, other alternatives such as new medical procedures or pharmaceuticals may become interchangeable alternatives to our products.

Government Regulation and Quality Systems

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  Authorization to commercially market our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification.  This process requires us to demonstrate that our new products or substantially modified products are substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval.  We must continually meet certain FDA requirements to market our products in the United States. (Our products are classified as Class I, IIa, IIb and III in the European Union (EU) and subject to regulation by the Medical Device Directive).    Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product’s marketing or notification from the FDA to halt the distribution of certain medical devices.

Medical device regulations continue to evolve world-wide.  Products marketed in the EU and other countries require preparation of technical files and design dossiers which demonstrate compliance with applicable international regulations. Products marketed in Australia are subject to a new classification system and have been re-registered under the updated Therapeutics Goods Act in 2007.  Products marketed in Japan must be re-registered under the Ministry of Health’s recently updated Pharmaceutical Affairs Law (PAL). As government regulations continue to change, there is a risk that the distribution of some of our products may be interrupted or discontinued if they do not meet the new requirements.

Our operations are supported by quality system/regulatory compliance personnel tasked with monitoring compliance to design controls, process controls and the other relevant government regulations for all of our design, manufacturing, distribution and servicing activities.    We and substantially all of our products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, Safe Medical Device Act of 1990, Medical Device Modernization Act of 1997, Medical User Fee and Modernization Act of 2002 and similar international regulations, such as the European Union Medical Device Directives.

As a manufacturer of medical devices, the FDA’s Quality System Regulations as specified in Title 21, Code of Federal Regulation (CFR) part 820, set forth requirements for our product design and manufacturing processes, require the maintenance of certain records, provide for on-site inspection of our facilities and continuing review by the FDA.  Many of our products are also subject to industry-defined standards.  Such industry-defined product standards are generally formulated by committees of the Association for the Advancement of Medical Instrumentation (AAMI), International Electrotechnical Commission (IEC) and the International Organization for Standardization (ISO).  We believe that our products and processes presently meet applicable standards in all material respects.

As noted above, our facilities are subject to periodic inspection by the FDA for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations.  Although we respond to all Form 483 observations and correct deficiencies expeditiously, there can be no assurance that the FDA will not take further action including issuing a warning letter, seizing product and imposing fines. We market our products in several foreign countries and therefore are subject to regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling requirements, import laws and onsite inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries.  These regulations require companies that wish to manufacture and distribute medical devices in the European Union maintain quality system certification through European Union recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.  We believe that our products and quality procedures currently meet applicable standards for the countries in which they are marketed.

Our products may become subject to recall or market withdrawal regulations and we have made product recall decisions in the past.  No product recall has had a material effect on our financial condition, however there can be no assurance that regulatory issues will not have a material adverse effect in the future.

Any change in existing federal, state, foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation or any additional laws or regulations may result in a material adverse effect on our financial condition,  results of operations or cash flows.

Employees

As of December 31, 2010, we had approximately 3,300 full-time employees, including approximately 2,000 in operations, 130 in research and development, and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our employees are represented by a labor union.

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

The results of our business are directly tied to the economic conditions in the health care industry and the broader economy as a whole.  Given the difficult economic environment we experienced over the past few years including extreme volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, we continue to face significant business challenges.  Approximately 25% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.  While we are cautiously optimistic that the overall global economic environment is improving and have seen a return to revenue growth in 2010, there can be no assurance that the improvement in the economic environment will be sustained.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales.  Approximately 48% of our total 2010 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 32% of our total net sales in 2010.  The remaining 16% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

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

Our financial performance may be adversely impacted by the recently passed healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010.  As a U.S. headquartered company with 52% of our 2010 sales derived in the U.S., this legislation will materially impact us.  Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. Substantially all of our products are class II medical devices. If we are unable to raise prices or otherwise pass through this tax to our customers, this enacted excise tax on medical devices could materially and adversely affect our results of operations and cash flows.  Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Alternatively, this legislation purports to increase the size of the market for our products, potentially offsetting other negative impacts of the legislation. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our results of operations and cash flows.

Failure to comply with regulatory requirements may result in recalls, fines or materially adverse implications.

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations.  Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for foreign approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

•	fines or other enforcement actions;
•	recall or seizure of products;
•	total or partial suspension of production;
•	loss of certification;
•	withdrawal of existing product approvals or clearances;
•	refusal to approve or clear new applications or notices;
•	increased quality control costs; or
•	criminal prosecution.

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

Our products are subject to product recall and we have made product recalls in the past, including $6.0 million in 2009 related to certain of our powered surgical instrument handpieces.  Although no recall has had a material adverse effect on our business or financial condition, we cannot assure you that regulatory issues will not have a material adverse effect on our business, financial condition or results of operations in the future or that product recalls will not harm our reputation and our customer relationships.

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

These covenants, unless waived, may prevent us from pursuing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities.  Our ability to comply with such provisions may be affected by events beyond our control.  In the event of any default under our credit agreement, the credit agreement lenders may elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable.  If we were unable to repay such borrowings, the credit agreement lenders could proceed against collateral securing the credit agreement, which consists of substantially all of our property and assets.  Our credit agreement also contains a material adverse effect clause which may limit our ability to access additional funding under our credit agreement should a material adverse change in our business occur.

Our leverage and debt service requirements may require us to adopt alternative business strategies.

As of December 31, 2010, we had $195.6 million of debt outstanding, net of a debt discount on our 2.50% convertible senior subordinated notes of $3.9 million, representing 25% of total capitalization.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2011 through 2029 and have additional patent applications pending.  See “Research and Development” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Although we maintain insurance coverage for physical damage to our property and the resultant losses that could occur during a business interruption, we are required to pay deductibles and our insurance coverage is limited to certain caps.  For example, our deductible for windstorm damage to our Florida property amounts to 2% of any loss and our deductible for earthquake damage to our California properties is 5% of any loss.

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	-
Largo, FL	278,000	Own	-
Centennial, CO	87,500	Own	-
Tampere, Finland	5,662	Own	-
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2015
Santa Barbara, CA	33,900	Lease	September 2013
Chelmsford, MA	27,911	Lease	September 2015
Mississauga, Canada	22,378	Lease	December 2013
Frenchs Forest, Australia	16,909	Lease	July 2011
Tampere, Finland	15,855	Lease	Open Ended
Seoul, Korea	15,554	Lease	January 2014
Anaheim, CA	14,037	Lease	October 2012
Milan, Italy	13,024	Lease	March 2013
Swindon, Wiltshire, UK	10,000	Lease	December 2015
Montreal, Canada	7,232	Lease	March 2013
Frankfurt, Germany	6,900	Lease	December 2012
Barcelona, Spain	5,382	Lease	December 2013
Shepshed, Leicestershire, UK	5,000	Lease	October 2015
Beijing, China	3,456	Lease	June 2012
Warsaw, Poland	3,222	Lease	February 2018
Rungis Cedex, France	2,637	Lease	November 2011
Montreal, Canada	2,144	Lease	May 2012
Oxfordshire, UK	2,115	Lease	December 2015
San Juan Capistrano, CA	2,000	Lease	January 2012
Innsbruck, Austria	1,820	Lease	July 2020

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “CNMD”. At January 31, 2011, there were 864 registered holders of our common stock and approximately 6,157 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2009 and 2010, as reported by the Nasdaq Stock Market.

	2009
Period	High	Low
First Quarter	$23.99	$11.68
Second Quarter	16.49	12.31
Third Quarter	20.58	15.00
Fourth Quarter	23.69	18.35

	2010
Period	High	Low
First Quarter	$25.23	$21.51
Second Quarter	25.08	18.63
Third Quarter	22.41	16.84
Fourth Quarter	26.64	21.51

We did not pay cash dividends on our common stock during 2009 or 2010 and do not currently intend to pay dividends for the foreseeable future. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Our Board of Directors has authorized a share repurchase program; see Note 7 to the Consolidated Financial Statements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,870,723	$23.98	970,156
Equity compensation plans not approved by security holders	-	-	-
Total	2,870,723	$23.98	970,156

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

Item 6.     Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2006, 2007, 2008, 2009 and 2010.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (AS ADJUSTED) (1)

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share data)

Statements of Operations Data (2):
Net sales	$646,812	$694,288	$742,183	$694,739	$713,723
Cost of sales (3)	333,966	345,163	359,802	357,407	348,339
Gross profit	312,846	349,125	382,381	337,332	365,384
Selling and administrative	234,832	240,541	272,437	266,310	276,463
Research and development	30,715	30,400	33,108	31,837	29,652
Impairment of goodwill (4)	46,689	-	-	-	-
Other expense (income) (5)	5,213	(2,807)	1,577	10,916	2,176
Income (loss) from operations	(4,603)	80,991	75,259	28,269	57,093
Gain (loss) on early extinguishment of debt (6)	(678)	-	1,947	1,083	(79)
Amortization of debt discount	4,324	4,618	4,823	4,111	4,244
Interest expense	19,120	16,234	10,372	7,086	7,113
Income (loss) before income taxes	(28,725)	60,139	62,011	18,155	45,657
Provision (benefit) for income taxes	(13,492)	21,595	22,022	6,018	15,311
Net income (loss)	$(15,233)	$38,544	$39,989	$12,137	$30,346

Earnings (loss) Per Share
Basic	$(.54)	$1.36	$1.39	$0.42	$1.06

Diluted	$(.54)	$1.33	$1.37	$0.42	$1.05

Weighted Average Number of Common Shares In Calculating:
Basic earnings (loss) per share	27,966	28,416	28,796	29,074	28,715
Diluted earnings (loss) per share	27,966	28,965	29,227	29,142	28,911

Other Financial Data:
Depreciation and amortization	$34,175	$36,152	$37,159	$41,283	$41,807
Capital expenditures	21,895	20,910	35,879	21,444	14,732

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,831	$11,695	$11,811	$10,098	$12,417
Total assets	861,571	893,951	931,661	958,413	985,773
Long-term obligations	329,818	298,383	316,532	302,791	219,344
Total shareholders’ equity	456,548	518,284	540,215	576,515	586,563

(1)
In May 2008, the FASB issued guidance which specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is required to apply the guidance retrospectively to all past periods presented.  We adopted this guidance on January 1, 2009 related to our 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  See additional discussion in Note 15 of the Consolidated Financial Statements.

(2)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition.
(3)
Includes acquisition and acquisition-transition related charges of $10.0 million in 2006 and $1.0 million in 2008.  Also includes in 2006 charges of $1.3 million related to the closing of our manufacturing facility in Montreal, Canada; in 2008, 2009 and 2010, charges related to the restructuring of certain of our operations of $2.5 million, $11.8 million and $2.4 million, respectively; in 2009 charges of $0.8 million related to the write-down of inventory and in 2010 charges of $2.5 million related to the termination of a product offering in our CONMED Linvatec division.  See additional discussion in Note 16 to the Consolidated Financial Statements.

(4)	During 2006, we recorded a $46.7 million charge for the impairment of goodwill related to the CONMED Endoscopic Technologies business unit.
(5)	Other expense (income) includes the following:

	2006	2007	2008	2009	2010

Acquisition-transition related costs	$2,592	$-	$-	$-	$-
Termination of product offering	1,448	148	-	-	-
Loss on settlement of patent dispute	595	-	-	-	-
Gain on litigation settlement	-	(6,072)	-	-	-
Loss on litigation settlement	-	1,295	-	-	-
New plant/facility consolidation	578	1,822	1,577	2,726	-
Net pension gain	-	-	-	(1,882)	-
Product recall	-	-	-	5,992	-
CONMED Endoscopic
Technologies division consolidation	-	-	-	4,080	679
CONMED Linvatec division consolidation costs	-	-	-	-	1,497
Other expense (income)	$5,213	$(2,807)	$1,577	$10,916	$2,176

See additional discussion in Note 11 to the Consolidated Financial Statements.

(6)
Includes in 2006 and 2010, charges of $0.7 million and $0.1 million, respectively, related to losses on early extinguishment of debt.  Includes in 2008 and 2009, gains of $1.9 million and $1.1 million, respectively, on early extinguishment of debt.  See additional discussion in Note 5 to the Consolidated Financial Statements.

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

	2008	2009	2010
Arthroscopy	38%	39%	40%
Powered Surgical Instruments	21	21	20
Electrosurgery	14	14	14
Patient Care	11	10	10
Endosurgery	9	9	9
Endoscopic Technologies	7	7	7
Consolidated Net Sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States, Mexico and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 44%, 45% and 48% in 2008, 2009 and 2010, respectively.

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

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  Our reputation as an innovator is exemplified by recent new product introductions such as the 2.8 and 3.3mm PopLock® Knotless Suture Anchors, for repair of unstable shoulders and for use in the emerging Endoscopic hip market; the Concept® Suture Passer, for use in rotator cuff repair; the Sequent™ Meniscal Repair System, which offers suture-locking implant cleats that will provide a knotless repair and allow the surgeon to complete an entire mensical repair with one device without leaving the joint; CrossFT BC™ biocomposite suture anchor for rotator cuff repair; PRO6140 & PRO6240 pin drivers, to allow the use of one device during procedures such as total joint arthroplasty, trauma, sports medicine surgeries as well as small bone orthopedics; and the Altrus® Thermal Tissue Fusion System, which utilizes thermal energy to seal, cut, grasp, and dissect vessels up to 7mm in size utilizing a closed feedback loop between the energy source and the single-use handpiece to precisely control the desired effect on tissue.

Business Challenges

Given significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, 2009 presented significant business challenges.  While we are cautiously optimistic that the overall global economic environment is improving and have seen a return to revenue growth in 2010, there can be no assurance that the improvement in the economic environment will be sustained.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

During 2009 and 2010, we successfully completed our operational restructuring plans whereby we consolidated manufacturing and distribution centers as well as restructured certain of our administrative functions.  We will continue to restructure both operations and administrative functions as necessary throughout the organization.  However, we cannot be certain such activities will be completed in the estimated time period or that planned cost savings will be achieved.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards.  Our products are also subject to product recall and we have made product recalls in the past, including $6.0 million in 2009 related to certain of our powered instrument handpieces.  We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiative.  However, there can be no assurance that our actions will ensure that we will not receive a warning letter or other regulatory action, which may include consent decrees or fines, that we will not make product recalls in the future or that we will not experience temporary or extended periods during which we may not be able to sell products in foreign countries.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.4 million, $11.3 million and $7.9 million for 2008, 2009 and 2010, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.1 million at December 31, 2010 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $295.1 million and other intangible assets of $190.1 million as of December 31, 2010.

In accordance with Financial Accounting Standards Board (“FASB”) guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We completed our goodwill impairment testing as of October 1, 2010 and determined that no impairment existed at that date.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBIT multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 76% to 121%.  Our CONMED Patient Care operating unit has the least excess of fair value over carrying value of our reporting units;    we therefore utilized both a market-based approach and an income approach when performing impairment testing with the resultant fair value exceeding carrying value by 15%.  The income approach contained certain key assumptions including that revenue would resume historical growth patterns in 2011 while including certain cost savings associated with the operational restructuring plan completed during 2010.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing.

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

We evaluate the remaining useful life of our customer relationship intangible assets each reporting period in order to determine whether events and circumstances warrant a revision to the remaining period of amortization.  In order to further evaluate the remaining useful life of our customer relationship intangible assets, we perform an analysis and assessment of actual customer attrition and activity as events and circumstances warrant.  This assessment includes a comparison of customer activity since the acquisition date and review of customer attrition rates.  In the event that our analysis of actual customer attrition rates indicates a level of attrition that is in excess of that which was originally contemplated, we would change the estimated useful life of the related customer relationship asset with the remaining carrying amount amortized prospectively over the revised remaining useful life.

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

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  This discount rate, which is used in determining pension expense, was 5.97% for the first quarter of 2009.  The discount rate used for purposes of remeasuring plan liabilities as of the date the plan freeze was approved and for purposes of measuring pension expense for the remainder of 2009 was 7.30%.  The rates used in determining 2010 and 2011 pension expense are 5.86% and 5.41%, respectively.

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

Pension expense in 2011 is expected to be $1.9 million compared to expense of $0.9 million in 2010.  In addition, we will be required to contribute approximately $2.1 million to the pension plan for the 2011 plan year.

See Note 9 to the Consolidated Financial Statements for further discussion.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, restricted stock units, performance share units and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is generally recognized using a straight-line method over the vesting period. Compensation expense for performance share units is recognized using the graded vesting method.

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $38.3 million at December 31, 2010.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  The Internal Revenue Service (“IRS”) has completed examinations of our United States federal income tax returns through 2009.  Tax years subsequent to 2009 are subject to future examination.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.5	51.4	48.8
Gross margin	51.5	48.6	51.2
Selling and administrative expense	36.7	38.3	38.7
Research and development expense	4.5	4.6	4.2
Other expense	0.2	1.6	0.3
Income from operations	10.1	4.1	8.0
Gain (loss) on early extinguishment of debt	0.3	0.1	(0.0)
Amortization of debt discount	0.6	0.6	0.6
Interest expense	1.4	1.0	1.0
Income before income taxes	8.4	2.6	6.4
Provision for income taxes	3.0	0.9	2.1
Net income	5.4%	1.7%	4.3%

2010 Compared to 2009

Sales for 2010 were $713.7 million, an increase of $19.0 million (2.7%) compared to sales of $694.7 million in 2009 with the increases occurring in Arthroscopy, Electrosurgery and Endosurgery.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $9.6 million of the increase.  In local currency, sales increased 1.4%.  Sales of capital equipment decreased $0.7 million (-0.4%) from $165.9 million in 2009 to $165.2 million in 2010; sales of single-use and reposable products increased $19.7 million (3.7%) from $528.8 million in 2009 to $548.5 million in 2010.  On a local currency basis, sales of capital equipment decreased 1.7% while single-use and reposable products increased 2.3%.

Cost of sales decreased to $348.3 million in 2010 as compared to $357.4 million in 2009.  Gross profit margins increased 2.6 percentage points to 51.2% in 2010 as compared to 48.6% in the same period a year ago.  The increase in gross profit margins of 2.6 percentage points is primarily a result of the effects of favorable foreign currency exchange rates on sales (0.7 percentage points) and net cost savings as a result of our restructuring efforts (1.9 percentage points) as more fully described in Note 16 to the Consolidated Financial Statements.

Selling and administrative expense increased to $276.5 million from $266.3 million in 2009.  Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $2.8 million of the increase.  Selling and administrative expense as a percentage of net sales increased to 38.7% in 2010 from 38.3% in 2009.  This increase of 0.4 percentage points is primarily attributable to higher compensation and benefit costs during the period.

Research and development expense was $29.7 million in 2010 compared to $31.8 million in 2009.  As a percentage of net sales, research and development expense decreased to 4.2% in 2010 compared to 4.6% in 2009. The decrease of 0.4 percentage points is mainly driven by decreased spending on our CONMED Patient Care products (0.2 percentage points), CONMED Linvatec products (0.1 percentage points) and other products (0.1 percentage points).

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2010 consisted of the following:  a $1.5 million charge related to the consolidation of administrative functions in our CONMED Linvatec division and a $0.7 million charge related to a lease impairment on our Chelmsford, Massachusetts facility.  Other expense in 2009 consisted of a $2.7 million charge related to the restructuring of certain of the Company’s operations; a $4.1 million charge related to the consolidation of the administrative functions of the CONMED Endoscopic Technologies division; a $6.0 million charge related to a voluntary recall of certain of our powered instrument products; and a $1.9 million net pension gain resulting from the freezing of future benefit accruals effective May 14, 2009.

During the second quarter of 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During the first quarter of 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount. See additional discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

Amortization of debt discount in 2010 was $4.2 million compared to $4.1 million in 2009. This amortization is associated with the implementation of FASB guidance as of January 1, 2009 as further described in Note 15 to the Consolidated Financial Statements.

Interest expense was $7.1 million in both 2009 and 2010.  Interest expense remained the same on lower weighted average borrowings due to higher weighted average interest rates on the borrowings.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 3.18% in 2010 as compared to 2.90% in 2009.

A provision for income taxes was recorded at an effective rate of 33.5% in 2010 and 33.1% in 2009 as compared to the Federal statutory rate of 35.0%.  The effective tax rate for 2010 is higher than that recorded in the same period a year ago as a result of the settlement of our 2007 IRS examination in the first quarter of 2009, and the resulting adjustment to our reserves and reduction of income tax expense.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

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

Cost of sales decreased to $357.4 million in 2009 as compared to $359.8 million in 2008 on overall decreases in sales volumes as described above.  Gross profit margins decreased 2.9 percentage points to 48.6% in 2009 as compared to 51.5% in the same period a year ago.  The decrease in gross profit margins of 2.9 percentage points is primarily a result of the effects of unfavorable foreign currency exchange rates on sales (1.5 percentage points) and restructuring of the Company’s operations as more fully described in Note 16 (1.8 percentage points) offset by improved product mix (0.4 percentage points).

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

Amortization of debt discount in 2009 was $4.1 million compared to $4.8 million in 2008. This amortization is associated with the implementation of FASB guidance as of January 1, 2009 as further described in Note 15 to the Consolidated Financial Statements.

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

  The following tables summarize the Company’s results of operations by segment for 2008, 2009 and 2010:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2008	2009	2010

Net sales	$612,521	$574,820	$596,923
Income from operations	98,101	62,715	77,271
Operating margin	16.0%	10.9%	12.9%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $18.6 million (6.9%) in 2010 to $288.4 million from $269.8 million in 2009.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $4.6 million of the increase.  Sales of capital equipment increased $1.9 million (2.6%) to $75.2 million in 2010 from $73.3 million in 2009; sales of single-use products increased $16.7 million (8.5%) to $213.2 million in 2010 from $196.5 million in 2009.  On a local currency basis, sales of capital equipment increased 1.4% while single-use products increased 6.6%.  We believe the overall increase in sales is driven by our new shoulder restoration system and increases in our resection and video imaging products for arthroscopy and general surgery.  Arthroscopy sales decreased $22.1 million (-7.6%) in 2009 to $269.8 million from $291.9 million in 2008 as we believe hospitals experienced capital purchasing restraints due to depressed economic conditions.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $9.2 million of the decrease.  Sales of capital equipment decreased $19.6 million (-21.1%) to $73.3 million in 2009 from $92.9 million in 2008; sales of single-use products decreased $2.5 million (-1.3%) to $196.5 million in 2009 from $199.0 million in 2008.  On a local currency basis, sales of capital equipment decreased 18.6% while single-use products increased 2.2%.

•
Powered surgical instrument sales decreased $1.7 million (-1.2%) in 2010 to $142.3 million from $144.0 million in 2009 mainly due to decreases in sales of our small bone handpieces.  Favorable foreign currency exchange rates (when compared to the same period a year ago) increased sales approximately $2.8 million.  Sales of capital equipment decreased $3.3 million (-4.9%) to $64.4 million in 2010 from $67.7 million in 2009; sales of single-use products increased $1.6 million (2.1%) in 2010 to $77.9 million compared to $76.3 million in 2009.  On a local currency basis, sales of capital equipment decreased 6.4% while single-use products decreased 0.3%.  Powered surgical instrument sales decreased $11.7 million (-7.5%) in 2009 to $144.0 million from $155.7 million in 2008 as we believe hospitals experienced capital purchasing restraints due to depressed economic conditions.  Unfavorable foreign currency exchange rates (when compared to the same period a year ago) accounted for approximately $6.1 million of the decrease.  Sales of capital equipment decreased $8.7 million (-11.4%) to $67.7 million in 2009 from $76.4 million in 2008; sales of single-use products decreased $3.0 million (-3.8%) in 2009 to $76.3 million from $79.3 million in 2008.  On a local currency basis, sales of capital equipment decreased 8.1% while single-use products increased 0.8%.

•
Electrosurgery sales increased $2.2 million (2.3%) in 2010 to $97.2 million from $95.0 million in 2009 mainly due to higher pencil sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.9 million of the increase.  Sales of capital equipment increased $0.7 million (2.8%) to $25.6 million in 2010 from $24.9 million in 2009; sales of single-use products increased $1.5 million (2.1%) to $71.6 million in 2010 from $70.1 million in 2009.  On a local currency basis, sales of capital equipment increased 1.6% while single-use products increased 1.3%.  Electrosurgery sales decreased $5.5 million (-5.5%) in 2009 to $95.0 million from $100.5 million in 2008 as we believe hospitals experienced capital purchasing restraints due to depressed economic conditions.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.5 million of the decrease.  Sales of capital equipment decreased $3.6 million (-12.6%) to $24.9 million in 2009 from $28.5 million in 2008; sales of single-use products decreased $1.9 million (-2.6%) to $70.1 million in 2009 from $72.0 million in 2008.  On a local currency basis, sales of capital equipment decreased 10.2% while single-use products decreased 1.5%.

•
Endosurgery sales increased $3.0 million (4.5%) in 2010 to $69.0 million from $66.0 million in 2009 mainly due to increased sales of our suction irrigation and VCARE products.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.4 million.  On local currency basis, sales increased 3.9%. Endosurgery sales increased $1.6 million (2.5%) in 2009 to $66.0 million from $64.4 million in 2008.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) decreased sales approximately $1.6 million.  On local currency basis, sales increased 5.0%.

•
Operating margins as a percentage of net sales increased 2.0 percentage points to 12.9% in 2010 compared to 10.9% in 2009.  The increase in operating margins is primarily due to higher gross margins (0.7 percentage points) mainly driven by favorable foreign currency exchange rates, net of costs associated with the termination of a product offering in our CONMED Linvatec division (0.4 percentage points) as more fully described in Note 16 to our Consolidated Financial Statements, lower research and development spending (0.2 percentage points) and the prior year including costs associated with the voluntary recall of certain powered instrument products (0.9 percentage points).

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

CONMED Patient Care

	2008	2009	2010

Net sales	$78,384	$70,978	$68,283
Income (loss) from operations	2,259	(1,263)	(38)
Operating margin	2.9%	(1.8%)	(0.1%)

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $2.7 million (-3.8%) in 2010 to $68.3 million compared to $71.0 million in 2009 principally due to decreased sales of ECG electrodes and IV devices.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.3 million.   On a local currency basis, sales decreased 4.2%.  Patient Care sales decreased $7.4 million (-9.4%) in 2009 to $71.0 million compared to $78.4 million in 2008 principally due to decreased sales of suction instruments and ECG electrodes to distributors.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $0.5 million of the decrease.   On a local currency basis, sales decreased 8.8%.

•
Operating margins as a percentage of net sales increased 1.7% percentage points to -0.1% in 2010 compared to -1.8% in 2009. The increase in operating margins is primarily driven by increases in gross margins (0.8 percentage points) mainly due to cost improvements resulting from our operational restructuring and lower research and development spending (1.0 percentage points).

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

CONMED Endoscopic Technologies

	2008	2009	2010

Net sales	$51,278	$48,941	$48,517
Income (loss) from operations	(7,411)	(7,904)	(1,315)
Operating margin	(14.5%)	(16.2%)	(2.7%)

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies net sales declined $0.4 million (-0.8%) in 2010 to $48.5 million from $48.9 million in 2009 principally due to lower stricture management and forcep sales.  Favorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased sales approximately $0.6 million.  On a local currency basis, sales decreased 2.0%.  Endoscopic Technologies net sales declined $2.4 million (-4.7%) in 2009 to $48.9 million from $51.3 million in 2008 principally due to decreased sales of disposable biopsy forceps.  Unfavorable foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $1.4 million of the decrease.  On a local currency basis, sales decreased 1.9%.

•
Operating margins as a percentage of net sales increased 13.5 percentage points to (-2.7%) in 2010 from (-16.2%) in 2009.  The increase in operating margins of 13.5 percentage points in 2010 is primarily due to the prior year including costs associated with the consolidation of the administrative offices (8.3 percentage points), higher gross margins (1.3 percentage points) and overall lower administrative expenses (5.3 percentage points) as a result of the consolidation of the CONMED Endoscopic Technologies division into the Corporate facility offset by a lease impairment charge in 2010 related to the Chelmsford, Massachusetts facility (1.4 percentage points); see Note 11 to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the senior credit agreement.  During 2011, additional liquidity needs may arise if the Notes are put to us as further described below. We have historically met these liquidity requirements with funds generated from operations, including borrowings under our revolving credit facility.  In addition, we use term borrowings, including borrowings under our senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions.  We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

Operating cash flows

Our net working capital position was $170.3 million at December 31, 2010.  Net cash provided by operating activities was $61.1 million in 2008, $25.0 million in 2009, and $38.2 million in 2010 generated on net income of $40.0 million in 2008, $12.1 million in 2009 and $30.3 million in 2010.  The increase in cash provided by operating activities in 2010 is mainly driven by the increase in net income of $18.2 million.

Effective January 1, 2010, a new accounting pronouncement requires accounts receivable sold under our accounts receivable sale agreement be recorded as additional borrowings rather than as a reduction in accounts receivable.  This change in accounting has been reflected on a prospective basis.  Accordingly, cash collections on behalf of the purchaser of the $29.0 million undivided percentage ownership interest in accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations.  We terminated the accounts receivable sales agreement effective November 4, 2010 and repaid the outstanding balance of $24.0 million. See Note 14 to the Consolidated Financial Statements for further discussion of the change in accounting for the accounts receivable sales agreement.

Investing cash flows

Capital expenditures were $35.9 million, $21.4 million and $14.7 million in 2008, 2009, and 2010, respectively.  Capital expenditures are expected to approximate $20.0 million in 2011.

The decrease in capital expenditures in 2010 compared to 2009 is due to the completion during the second quarter of 2009 of the implementation of an enterprise business software application as well as certain other infrastructure improvements related to our restructuring efforts as more fully described in Note 16 to the Consolidated Financial Statements and in “Restructuring” below.

During 2010, we acquired a business with a cash purchase price of $5.0 million (see Note 4 to the Consolidated Financial Statements for further discussion).  During 2008, we purchased our Italian distributor (the “Italy acquisition”) for $21.8 million.

Financing cash flows

Net cash used in financing activities during 2010 consisted of the following:  $2.5 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan (See Note 7 to the Consolidated Financial Statements), $12.0 million in borrowings on our revolver under our senior credit agreement, $23.0 million in repurchases of treasury stock, $1.4 million in repayments of term borrowings under our senior credit agreement, $0.8 million in repayments on our mortgage notes, a $2.9 million repurchase of our 2.50% convertible senior subordinated notes and $2.5 million in payments related to the issuance of debt.  See Note 5 to the Consolidated Financial Statements for further discussion of the repurchase of the Notes.

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded $250.0 million revolving credit facility expiring on November 30, 2015.  The senior credit agreement continues to include a $135.0 million term loan of which $54.9 million was outstanding as of December 31, 2010. There were $22.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2010.  Our available borrowings on the revolving credit facility at December 31, 2010 were $218.5 million with approximately $9.5 million of the facility set aside for outstanding letters of credit.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.77% at December 31, 2010) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% (2.02% at December 31, 2010) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2010. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $10.5 million at December 31, 2010.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $112.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2010, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase the Notes.  If the Notes are put to us on November 15, 2011, we expect to utilize our $250.0 million revolving credit facility for payment of the Notes.

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

We had an accounts receivable sales agreement through November 4, 2010 at which time we repaid in full the $24.0 million outstanding and terminated the agreement.  Under this agreement, we and certain of our subsidiaries sold on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC in turn sold up to an aggregate $40.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable were calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flowed first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections were less than the amount of the purchaser’s asset interest, there was no recourse to CONMED or CRC for such shortfall.  For receivables which had been sold, CONMED Corporation and its subsidiaries retained collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2009, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $29.0 million which was accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Effective January 1, 2010, new accounting guidance requires such receivables sales to be accounted for as additional borrowings and recorded in the current portion of long term debt rather than as previously treated as a sale and reflected in the balance sheet as a reduction in accounts receivable.  This guidance is required to be applied on a prospective basis, therefore the December 31, 2009 balance sheet reflects accounts receivable sold under the accounts receivable sales agreement as a reduction in accounts receivable, not as additional borrowings - see Note 14 for further discussion.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.7 million, $0.5 million and $0.3 million, in 2008, 2009, and 2010, respectively, and are included in interest expense.

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million in any calendar year.  We repurchased $23.0 million under the share repurchase program during 2010.  The remaining availability under the Board of Directors’ authorization for stock repurchases is $23.8 million.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future. See “Item 1. Business – Forward Looking Statements.”

Restructuring

During 2010, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York to our manufacturing facility in Chihuahua, Mexico.  We incurred $2.4 million in costs associated with the restructuring during 2010.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

As part of our ongoing restructuring, in 2010 the Company decided to exit certain product offerings within our integrated operating room systems product line.  These product offerings include the service arms and service managers.  We incurred $2.5 million in costs associated with this termination which were charged to cost of goods sold.

During 2010, we incurred $1.5 million in restructuring costs associated with the consolidation of administrative functions in our CONMED Linvatec division.  These costs were charged to other expense.

We will continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within FASB guidance, no accrual for such costs has been made at this time.  We estimate restructuring costs will approximate $2.0 million to $3.0 million in 2011 and will be charged to cost of goods sold and other expense.

Refer to Note 16 to the Consolidated Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands).  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2010.

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$199,518	$114,337	$55,606	$24,374	$5,201
Purchase obligations	48,627	48,264	363	-	-
Operating lease obligations	30,752	5,905	9,704	5,767	9,376
Total contractual obligations	$278,897	$168,506	$65,673	$30,141	$14,577

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table does not include required contributions to our pension plan in 2011, which are expected to be approximately $2.1 million.  (See Note 9 to the Consolidated Financial Statements).  The above table also does not include unrecognized tax benefits of approximately $1.3 million, the timing and certainty of recognition for which is not known.  (See Note 6 to the Consolidated Financial Statements).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  (See Note 7 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 48% of our total 2010 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 32% of our total net sales in 2010.  The remaining 16% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2010, changes in foreign currency exchange rates increased sales by approximately $9.6 million and income before income taxes by approximately $6.8 million.

We manage our foreign currency transaction risks through the use of forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2010 which have been accounted for as cash flow hedges totaled $51.4 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$0.4 million and $2.0 million for the years ended December 31, 2009 and 2010, respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.2 million at December 31, 2010.  It is expected these unrealized losses will be recognized in the consolidated statement of operations in 2011.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2010 which have not been designated as hedges totaled $30.1 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated -$3.9 million and $0.3 million for the years ended December 31, 2009 and 2010, respectively, offsetting gains (losses) on our intercompany receivables of $4.6 million and -$0.7 million for the years ended December 31, 2009 and 2010, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value;  the fair value for forward foreign exchange contracts outstanding at December 31, 2010 was $2.0 million and is included in Other Current Liabilities in the Consolidated Balance Sheets.

Refer to Note 13 in the Consolidated Financial Statements for further discussion.

Interest rate risk

At December 31, 2010, we had approximately $76.9 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments other than our 2010 scheduled term loan payments, if market interest rates for similar borrowings averaged 1.0% more in 2011 than they did in 2010, interest expense would increase, and income before income taxes would decrease by $0.8 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2011 than they did in 2010, our interest expense would decrease, and income before income taxes would increase by $0.8 million.

Item 8.   Financial Statements and Supplementary Data

Our 2010 Financial Statements are included elsewhere herein.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Senior Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2011.

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments upon Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2011.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2011.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2011.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 8, 2011.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	64

	Report of Independent Registered Public Accounting Firm	65

	Consolidated Balance Sheets at December 31, 2009 and 2010	67

	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2009 and 2010	68

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2009 and 2010	69

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010	71

	Notes to Consolidated Financial Statements	73

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	105

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE R. CORASANTI	Chairman of the Board
Eugene R. Corasanti	of Directors	February 28, 2011

/s/ JOSEPH J. CORASANTI	President, Chief Executive
Joseph J. Corasanti	Officer and Director	February 28, 2011

/s/ ROBERT D. SHALLISH, JR.	Vice President-Finance
Robert D. Shallish, Jr.	and Chief Financial Officer
	(Principal Financial Officer)	February 28, 2011

/s/ LUKE A. POMILIO	Vice President – Corporate
Luke A. Pomilio	Controller and Corporate General Manager (Principal Accounting Officer)	February 28, 2011

/s/ BRUCE F. DANIELS
Bruce F. Daniels	Director	February 28, 2011

/s/ Jo ANN GOLDEN
Jo Ann Golden	Director	February 28, 2011

/s/ STEPHEN M. MANDIA
Stephen M. Mandia	Director	February 28, 2011

/s/ STUART J. SCHWARTZ
Stuart J. Schwartz	Director	February 28, 2011

/s/ MARK E. TRYNISKI
Mark E. Tryniski	Director	February 28, 2011

Exhibit Index

Exhibit No.		Description

3.1	-
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
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010)

10.15	-
Amended and Restated Credit Agreement, dated April 13, 2006, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated  by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006).

10.16	-
First Amendment to Amended and Restated Credit Agreement, dated April 13, 2006, among CONMED Corporation, JP Morgan Chase Bank, N.A. and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2010).

10.17	-
Registration Rights Agreement, dated November 10, 2004,   among CONMED Corporation and UBS Securities LLC on behalf of Several Initial Purchasers (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2004).

10.18	-
Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.19	-
Amendment No. 1 dated October 23, 2003 to the Purchase and Sale Agreement dated November 1, 2001 among CONMED Corporation, et al and CONMED Receivables Corporation  (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.20	-
Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation, and Fleet National Bank (Incorporated  by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.21	-
Amendment No. 1, dated October 20, 2004 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	-
Amendment No. 2, dated October 21, 2005 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.23	-
Amendment No. 3, dated October 24, 2006 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2006).

10.24	-
Amendment No. 4, dated January 31, 2008 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 31, 2008).

10.25	-
Amendment No. 5, dated October 30, 2009 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2009)

10.26	-
Amendment No. 6, dated October 29, 2010 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 29, 2010)

10.27	-	Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.28	-	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.29	-	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.30	-	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.31	-	Executive Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.32	-	Change in Control Severence Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/ investor-ethics.htm

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Joseph J. Corasanti pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
+ Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2010.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report On Internal Control Over Financial Reporting".  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the undivided percentage ownership interest in receivables sold effective January 1, 2010.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments effective January 1, 2009.

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

/s/ PricewaterhouseCoopers LLP
Albany, New York
February 28, 2011

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2010
(In thousands except share and per share amounts)

	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,098	$12,417
Accounts receivable, less allowance for doubtful
accounts of $1,175 in 2009 and $1,066 in 2010	126,162	145,350
Inventories	164,275	172,796
Deferred income taxes	14,782	8,476
Prepaid expenses and other current assets	10,293	11,153
Total current assets	325,610	350,192
Property, plant and equipment, net	143,502	140,895
Deferred income taxes	1,953	2,009
Goodwill	290,505	295,068
Other intangible assets, net	190,849	190,091
Other assets	5,994	7,518
Total assets	$958,413	$985,773

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,174	$110,433
Accounts payable	26,210	21,692
Accrued compensation and benefits	25,955	28,411
Income taxes payable	677	973
Other current liabilities	24,091	18,357
Total current liabilities	79,107	179,866

Long-term debt	182,195	85,182
Deferred income taxes	97,916	106,046
Other long-term liabilities	22,680	28,116
Total liabilities	381,898	399,210

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	-	-
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,203 issued
in 2009 and 2010, respectively	313	313
Paid-in capital	317,366	319,406
Retained earnings	325,370	354,020
Accumulated other comprehensive loss	(12,405)	(15,861)
Less: Treasury stock, at cost;
2,149,832 and 3,077,377 shares in
2009 and 2010, respectively	(54,129)	(71,315)
Total shareholders' equity	576,515	586,563
Total liabilities and shareholders' equity	$958,413	$985,773

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2009 and 2010
(In thousands except per share amounts)

	As Adjusted
	(Note 15)
	2008	2009	2010

Net sales	$742,183	$694,739	$713,723

Cost of sales	359,802	357,407	348,339

Gross profit	382,381	337,332	365,384

Selling and administrative expense	272,437	266,310	276,463

Research and development expense	33,108	31,837	29,652

Other expense	1,577	10,916	2,176
	307,122	309,063	308,291

Income from operations	75,259	28,269	57,093

Gain (loss) on early extinguishment of debt	1,947	1,083	(79)

Amortization of debt discount	4,823	4,111	4,244

Interest expense	10,372	7,086	7,113

Income before income taxes	62,011	18,155	45,657

Provision for income taxes	22,022	6,018	15,311

Net income	$39,989	$12,137	$30,346

Earnings per share:

Basic	$1.39	$0.42	$1.06
Diluted	1.37	0.42	1.05

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2008, 2009 and 2010
(In thousands)
As Adjusted (Note 15)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2007	31,299	$313	$309,734	$276,324	$(505)	$(67,582)	$518,284

Common stock issued
under employee plans			(1,483)	(1,940)		10,313	6,890

Tax benefit arising from
common stock issued
under employee plans			1,630				1,630

Stock-based compensation			4,178				4,178

Retirement of 2.50%
convertible notes			(229)				(229)

Comprehensive income (loss):

Foreign currency
translation adjustments					(12,498)

Pension liability
(net of income tax
benefit of $10,566)					(18,029)

Net income				39,989

Total comprehensive
income							9,462

Balance at December 31, 2008	31,299	$313	$313,830	$314,373	$(31,032)	$(57,269)	$540,215

Common stock issued under
employee plans			(1,245)	(1,140)		3,140	755

Tax benefit arising from
common stock issued
under employee plans			561				561

Retirement of 2.50%
convertible notes			(88)				(88)

Stock based compensation			4,308				4,308

Comprehensive income:

Foreign currency
translation adjustments					7,241

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2008, 2009 and 2010
(In thousands)
As Adjusted (Note 15)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Pension liability
(net of income tax
expense of $6,629)					11,310

Cash flow hedging gain
(net of income tax
expense of $45)					76

Net income				12,137

Total comprehensive
income							30,764

Balance at December 31, 2009	31,299	$313	$317,366	$325,370	$(12,405)	$(54,129)	$576,515

Common stock issued under
employee plans			(2,376)	(1,696)		5,791	1,719

Repurchase of treasury
stock						(22,977)	(22,977)

Tax benefit arising from
common stock issued
under employee plans			227				227

Retirement of 2.50%
convertible notes			(34)				(34)

Stock based compensation			4,223				4,223

Comprehensive income (loss):

Foreign currency
translation adjustments					65

Pension liability
(net of income tax
benefit of $1,289)					(2,200)

Cash flow hedging loss
(net of income tax
benefit of $775)					(1,321)

Net income				30,346

Total comprehensive
income							26,890

Balance at December 31, 2010	31,299	$313	$319,406	$354,020	$(15,861)	$(71,315)	$586,563

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2009 and 2010
(In thousands)

	As Adjusted
	(Note 15)
	2008	2009	2010
Cash flows from operating activities:
Net income	$39,989	$12,137	$30,346
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	14,641	18,651	17,392
Amortization of debt discount	4,823	4,111	4,244
Amortization, all other	17,695	18,521	20,171
Stock-based compensation	4,178	4,308	4,223
Deferred income taxes	16,304	4,241	13,158
Sale of accounts receivable to (collections
on behalf of) purchaser	(3,000)	(13,000)	(29,000)
Income tax benefit of stock
option exercises	1,630	561	227
Excess tax benefit from stock
option exercises	(1,738)	(886)	(485)
(Gain) loss on extinguishment of debt	(1,947)	(1,083)	79
Increase (decrease) in cash flows from
changes in assets and liabilities, net
of effects from acquisitions:
Accounts receivable	(3,735)	(12,879)	9,342
Inventories	(8,110)	(9,454)	(20,317)
Accounts payable	(7,043)	(7,400)	(4,645)
Income taxes	2,627	(2,287)	(692)
Accrued compensation and benefits	(238)	5,630	2,516
Other assets	(4,469)	(197)	332
Other liabilities	(10,458)	4,054	(8,648)
	21,160	12,891	7,897
Net cash provided by operating activities	61,149	25,028	38,243

Cash flows from investing activities:
Payments related to business acquisitions,
net of cash acquired	(22,023)	(330)	(5,289)
Purchases of property, plant and equipment	(35,879)	(21,444)	(14,732)
Net cash used in investing activities	(57,902)	(21,774)	(20,021)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	7,347	1,198	2,452
Repurchase of treasury stock	-	-	(22,977)
Excess tax benefit from stock
option exercises	1,738	886	485

See notes to consolidated financial statements.
(continued)

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2009 and 2010
(In thousands)

	As Adjusted
	(Note 15)
	2008	2009	2010

Payments on senior credit agreement	(1,350)	(1,350)	(1,350)
Proceeds of senior credit agreement	4,000	6,000	12,000
Payments on mortgage notes	(1,109)	(1,425)	(824)
Payments on senior subordinated notes	(20,248)	(7,808)	(2,933)
Payments related to issuance of debt	-	-	(2,525)
Net change in cash overdrafts	4,270	(1,188)	66

Net cash used in financing activities	(5,352)	(3,687)	(15,606)

Effect of exchange rate changes
on cash and cash equivalents	2,221	(1,280)	(297)

Net increase (decrease) in cash
and cash equivalents	116	(1,713)	2,319

Cash and cash equivalents at beginning of year	11,695	11,811	10,098

Cash and cash equivalents at end of year	$11,811	$10,098	$12,417

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$9,381	$6,303	$6,025
Income taxes	7,397	3,650	3,257

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

Accounts receivable sale

We had an accounts receivable sales agreement through November 4, 2010 at which time we repaid in full the $24.0 million outstanding and terminated the agreement.  Under this agreement, we and certain of our subsidiaries sold on an ongoing basis certain accounts receivable to CONMED Receivables Corporation (“CRC”), a wholly-owned, bankruptcy-remote, special-purpose subsidiary of CONMED Corporation.  CRC in turn sold up to an aggregate $40.0 million undivided percentage ownership interest in such receivables (the “asset interest”) to a bank (the “purchaser”).  The purchaser’s share of collections on accounts receivable were calculated as defined in the accounts receivable sales agreement, as amended.  Effectively, collections on the pool of receivables flowed first to the purchaser and then to CRC, but to the extent that the purchaser’s share of collections were less than the amount of the purchaser’s asset interest, there was no recourse to CONMED or CRC for such shortfall.  For receivables which had been sold, CONMED Corporation and its subsidiaries retained collection and administrative responsibilities as agent for the purchaser.  As of December 31, 2009, the undivided percentage ownership interest in receivables sold by CRC to the purchaser aggregated $29.0 million which was accounted for as a sale and reflected in the balance sheet as a reduction in accounts receivable.  Effective January 1, 2010, new accounting guidance requires such receivables sales to be accounted for as additional borrowings and recorded in the current portion of long term debt rather than as previously treated as a sale and reflected in the balance sheet as a reduction in accounts receivable.  This guidance is required to be applied on a prospective basis, therefore the December 31, 2009 balance sheet reflects accounts receivable sold under the accounts receivable sales agreement as a reduction in accounts receivable, not as additional borrowings - see Note 14 for further discussion.  Expenses associated with the sale of accounts receivable, including the purchaser’s financing costs to purchase the accounts receivable, were $1.7 million, $0.5 million and $0.3 million, in 2008, 2009, and 2010, respectively, and are included in interest expense.

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $295.1 million and other intangible assets of $190.1 million as of December 31, 2010.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We completed our goodwill impairment testing as of October 1, 2010 and determined that no impairment existed at that date.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBIT multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 76% to 121%.  Our CONMED Patient Care operating unit has the least excess of fair value over carrying value of our reporting units;    we therefore utilized both a market-based approach and an income approach when performing impairment testing with the resultant fair value exceeding carrying value by 15%.  The income approach contained certain key assumptions including that revenue would resume historical growth patterns in 2011 while including certain cost savings associated with the operational restructuring plan completed during 2010.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing.

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

We evaluate the remaining useful life of our customer relationship intangible assets each reporting period in order to determine whether events and circumstances warrant a revision to the remaining period of amortization.  In order to further evaluate the remaining useful life of our customer relationship intangible assets, we perform an analysis and assessment of actual customer attrition and activity as events and circumstances warrant.  This assessment includes a comparison of customer activity since the acquisition date and review of customer attrition rates.  In the event that our analysis of actual customer attrition rates indicates a level of attrition that is in excess of that which was originally contemplated, we would change the estimated useful life of the related customer relationship asset with the remaining carrying amount amortized prospectively over the revised remaining useful life.

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

Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $108.3 million and $111.7 million at December 31, 2009 and 2010, respectively, based on their quoted market price.

Translation of foreign currency financial statements

Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported.  Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected in accumulated other comprehensive loss.  Transaction gains and losses are included in net income.

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

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  We record these forward contracts at fair value with resulting gains and losses included in selling and administrative expense in the Consolidated Statements of Operations.

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

Deferred income taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon a repatriation of assets from a subsidiary or the sale or liquidation of a subsidiary.  Deferred income taxes are provided when the Company no longer considers subsidiary earnings to be permanently invested, such as in situations where the Company’s subsidiaries plan to make future dividend distributions.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.4 million, $11.3 million and $7.9 million for 2008, 2009 and 2010, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.1 million at December 31, 2010 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards.  The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2008, 2009 and 2010, respectively:

	2008	2009	2010

Net income	$39,989	$12,137	$30,346

Basic-weighted average shares outstanding	28,796	29,074	28,715

Effect of dilutive potential securities	431	68	196

Diluted-weighted average shares outstanding	29,227	29,142	28,911

Basic EPS	$1.39	$0.42	$1.06

Diluted EPS	$1.37	$0.42	$1.05

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 2.2 and 1.5 million at December 31, 2009 and 2010, respectively.  Upon conversion of the Notes, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal  amount.  As of December 31, 2010, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, restricted stock units, performance share units and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is generally recognized using a straight-line method over the vesting period. Compensation expense for performance share units is recognized using the graded vesting method.

We issue shares under our stock based compensation plans out of treasury stock whereby treasury stock is reduced by the weighted average cost of such treasury stock.  To the extent there is a difference between the cost of the treasury stock and the exercise price of shares issued under stock based compensation plans, we record gains to paid in capital;  losses are recorded to paid in capital to the extent any gain was previously recorded, otherwise the loss is recorded to retained earnings.

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

				Accumulated
	Cash Flow		Cumulative	Other
	Hedging	Pension	Translation	Comprehensive
	Gain (Loss)	Liability	Adjustments	Loss

Balance, December 31, 2009	$76	$(16,282)	$3,801	$(12,405)

Pension liability, net of income tax	-	(2,200)	-	(2,200)

Cash flow hedging loss, net of income tax	(1,321)	-	-	(1,321)

Foreign currency translation adjustments	-	-	65	65

Balance, December 31, 2010	$(1,245)	$(18,482)	$3,866	$(15,861)

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2009	2010

Raw materials	$48,959	$49,038
Work in process	17,203	15,460
Finished goods	98,113	108,298
	$164,275	$172,796

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2009	2010

Land	$4,486	$4,486
Building and improvements	93,855	95,923
Machinery and equipment	148,641	161,635
Construction in progress	8,902	5,198
	255,884	267,242
Less: Accumulated depreciation	(112,382)	(126,347)
	$143,502	$140,895

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $3,443, $5,988 and $5,830 for the years ended December 31, 2008, 2009 and 2010, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2010 are as follows:

2011	$5,905
2012	5,163
2013	4,541
2014	3,636
2015	2,131
Thereafter	9,376

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2009	2010
Balance as of January 1,	$290,245	$290,505

Adjustments to goodwill resulting from business acquisitions finalized	300	4,378

Foreign currency translation	(40)	185

Balance as of December 31,	$290,505	$295,068

Total accumulated impairment losses (associated with our CONMED Endoscopic Technologies operating unit) aggregated $46,689 at December 31, 2009 and 2010.

During 2010, the Company acquired the stock of a business for a cash purchase price of $5.0 million.  The fair value of this acquisition included assets of $5.0 million related to in-process research and development and $4.1 million in goodwill, and liabilities of $2.4 million related to contingent consideration and $1.7 million in deferred income tax liabilities.  The in-process research and development and goodwill associated with the acquisition are not deductible for income tax purposes.

Goodwill associated with each of our principal operating units at December 31, is as follows:

	2009	2010
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	171,397	175,682

CONMED Patient Care	60,024	60,302

Balance as of December 31,	$290,505	$295,068

Other intangible assets consist of the following:

	December 31, 2009		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:

Customer relationships	$127,594	$(36,490)	$127,594	$(40,801)

Patents and other intangible assets	41,809	(30,408)	47,178	(32,224)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$257,747	$(66,898)	$263,116	$(73,025)

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

Amortization expense related to intangible assets for the year ending December 31, 2010 and estimated amortization expense for each of the five succeeding years is as follows:

2010	$6,127

2011	5,963
2012	5,910
2013	5,682
2014	5,210
2015	4,602

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2009	2010
Revolving line of credit	$10,000	$22,000

Term loan borrowings on senior credit facility	56,287	54,938

2.50% convertible senior subordinated notes	106,770	108,189

Mortgage notes	11,312	10,488

Total long-term debt	184,369	195,615

Less: Current portion	2,174	110,433

	$182,195	$85,182

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility of $250.0 million expiring on November 30, 2015.  The senior credit agreement continues to include a $135.0 million term loan. There were $22.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2010.  Our available borrowings on the revolving credit facility at December 31, 2010 were $218.5 million with approximately $9.5 million of the facility set aside for outstanding letters of credit.  There were $54.9 million in borrowings outstanding on the term loan at December 31, 2010.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.4 million annually through December 2011, increasing to $53.6 million in 2012 with the remaining balance outstanding due and payable on April 12, 2013.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.77% at December 31, 2010) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% (2.02% at December 31, 2010) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $10.5 million at December 31, 2010.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $112.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of December 31, 2010, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase the Notes, and therefore we have classified the Notes as a current liability.

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

In May 2008, the FASB issued guidance which specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company was required to apply the guidance retrospectively to all past periods presented.  We adopted this guidance on January 1, 2009 related to the Notes.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the years ended December 31, 2008, 2009 and 2010, we have recorded interest expense related to the amortization of debt discount on the Notes of $4.8 million, $4.1 million and $4.2 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes is being amortized through November 2011.  For the years ended December 31, 2008, 2009 and 2010, we have recorded interest expense on the Notes of $3.7 million, $2.9 million and $2.8 million, respectively, at the contractual coupon rate of 2.50%.

Amounts recognized in the consolidated balance sheets related to the Notes consist of the following at December 31,:

	2009	2010
Principal value of the Notes	$115,093	$112,093

Unamortized discount	(8,323)	(3,904)

Carrying value of the Notes	$106,770	$108,189

Equity component	$21,491	$21,438

The scheduled  maturities  of  long-term  debt outstanding at December 31, 2010 are as follows:

2011	$114,337
2012	54,556
2013	1,050
2014	1,140
2015	23,234
Thereafter	5,201

Note 6 — Income Taxes

The provision for income taxes for the years ended December 31, 2008, 2009 and 2010 consists of the following:
	2008	2009	2010
Current tax expense:

Federal	$2,094	$(1,281)	$(717)
State	498	791	232
Foreign	3,126	2,267	2,638
	5,718	1,777	2,153
Deferred income tax expense	16,304	4,241	13,158
Provision for income taxes	$22,022	$6,018	$15,311

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2008, 2009 and 2010 follows:

	2008	2009	2010
Tax provision at statutory rate based
on income before income taxes	35.00%	35.00%	35.00%

State income taxes	1.47	5.59	2.55

Stock-based compensation	0.43	1.59	0.01

Foreign income taxes	(0.58)	(2.90)	0.07

Research & development credit	(1.45)	(4.46)	(1.83)

Settlement of taxing authority examinations	-	(5.60)	(3.27)

Other nondeductible permanent differences	0.91	2.86	1.22

Other, net	(0.27)	1.07	(0.22)

	35.51%	33.15%	33.53%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2009 and 2010 are as follows:

	2009	2010
Assets:

Inventory	$3,912	$4,509
Net operating losses	780	3,091
Capitalized research and development	4,757	3,213
Deferred compensation	2,331	2,381
Accounts receivable	2,524	2,903
Employee benefits	2,157	2,877
Accrued pension	3,436	4,309
Research and development credit	3,814	4,581
Foreign tax credit	1,513	2,079
Other	10,390	8,558
Valuation allowance	(1,058)	(226)
	34,556	38,275

Liabilities:

Goodwill and intangible assets	95,049	108,230
Depreciation	4,548	7,446
State taxes	2,090	3,443
Contingent interest	14,050	14,717

	115,737	133,836

Net liability	$(81,181)	$(95,561)

Income before income taxes consists of the following U.S. and foreign income:
	2008	2009	2010

U.S. income	$51,616	$10,108	$37,953
Foreign income	10,395	8,047	7,704

Total income	$62,011	$18,155	$45,657

The gross amount of Federal net operating loss carryforwards available is $10.1 million.  This carryforward begins to expire in 2026.  Approximately $1.7 million of the gross Federal net operating loss is attributable to stock-based compensation windfall tax deductions.  In accordance with FASB guidance, the $0.6 million windfall tax benefit on the $1.7 million net operating loss carryforward has not been recorded as a deferred tax asset.  The $0.6 million tax benefit will be recorded in additional paid-in capital when realized.

The amount of Federal Research and Development credit carryforward available is $4.6 million.  These credits begin to expire in 2024.  The total amount of Federal Foreign Tax Credit carryforward available is $2.1 million.  These credits begin to expire in 2017.

Deferred tax amounts include approximately $3.5 million of future tax benefits associated with state tax credits which have an indefinite carryforward period.

We operate in multiple taxing jurisdictions, both within and outside the United States.  We face audits from these various tax authorities regarding the amount of taxes due.  Such audits can involve complex issues and may require an extended period of time to resolve.  Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2009.

We have not provided for federal income taxes on undistributed earnings of our foreign subsidiaries as it remains our intention to permanently reinvest such earnings (approximately $47.0 million at December 31, 2010.)  It is not practicable given the complexities of the foreign tax credit calculation to estimate the tax due upon any possible repatriation.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes.   Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2008	2009	2010
Balance as of January 1,	$1,866	$2,869	$1,869

Increases for positions taken in prior periods	212	139	52

Increases for positions taken in current periods	1,117	183	166

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(154)	(1,322)	(757)

Decreases in unrecorded tax positions related to lapse of statute of limitations	(172)	-	-

Balance as of December 31,	$2,869	$1,869	$1,330

If the total unrecognized tax benefits of $1.3 million at December 31, 2010 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2010 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of operations.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months as a result of the anticipated completion of taxing authority examinations for the tax years 2006 through 2008.  The range of change in unrecognized tax benefits is estimated between $0.0 million and $0.9 million.

Note 7 – Shareholders’ Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2009 and 2010, no preferred stock had been issued.

On February 15, 2005, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, although no more than $25.0 million could be purchased in any calendar year.  The Board subsequently amended this program on December 2, 2005 to authorize repurchases up to $100.0 million of our common stock, although no more than $50.0 million may be purchased in any calendar year.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2010, we repurchased 1.2 million shares for an aggregate cost of $23.0 million.  No stock repurchases were made in 2008 or 2009.  Through December 31, 2010, we have repurchased a total of 3.3 million shares of common stock aggregating $76.2 million under this authorization.

We have reserved 6.0 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 1.0 million shares remain available for grant at December 31, 2010.  The exercise price on all outstanding options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $4.2 million, $4.3 million and $4.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.  This amount is included in selling and administrative expenses on the Consolidated Statements of Operations.  Tax related benefits of $1.1 million, $1.3 million and $1.6 million were also recognized for the years ended December 31, 2008, 2009 and 2010.  Cash received from the exercise of stock options was $6.9 million, $0.7 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010, respectively and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the years ended December 31, 2008, 2009 and 2010 was $9.35, $7.03 and $7.72, respectively.  The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted in the years ended December 31, 2008, 2009 and 2010, respectively:  risk-free interest rate of 3.25%, 2.48% and 2.07%; volatility factor of the expected market price of the Company's common stock of 30.36%, 37.17% and 36.72%; a weighted-average expected life of the option and SAR of 5.7 years for 2008, 6.2 years for 2009, and 6.4 years for 2010; and that no dividends would be paid on common stock.  The risk free interest rate is based on the option and SAR grant date for a traded U.S. Treasury bond with a maturity date closest to the expected life.  Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant.  The expected life represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the year ended December 31, 2010.:

	Number	Weighted-
	of	Average
	Shares	Exercise
	(in 000’s)	Price

Outstanding at December 31, 2009	2,451	$23.70

Granted	149	$19.26
Forfeited	(100)	$25.30
Exercised	(163)	$14.68

Outstanding at December 31, 2010	2,337	$23.98
Exercisable at December 31, 2010	1,816	$24.75

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2010 was 4.5 years and 3.5 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2010 was $8.1 million and $5.2 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2008, 2009 and 2010 was $4.0 million, $0.2 million and $1.2 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2010.  There were no RSU’s granted prior to 2006 and no PSU’s granted prior to 2010.

	Number	Weighted-
	of	Average
	Shares	Grant-Date
	(in 000’s)	Fair Value

Outstanding at December 31, 2009	425	$22.03

Granted	270	$19.26
Vested	(105)	$22.69
Forfeited	(56)	$21.84

Outstanding at December 31, 2010	534	$20.54

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2008, 2009 and 2010 was $26.94, $17.02 and $19.26, respectively.

The total fair value of shares vested was $1.3 million, $1.8 million and $2.8 million for the years ended December 31, 2008, 2009 and 2010, respectively.

As of December 31, 2010, there was $11.0 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plan which is expected to be recognized over a weighted average period of 3.3 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2010, we issued approximately 24,300 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

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

The following is net sales information by product line and reportable segment:

	2008	2009	2010

Arthroscopy	$291,910	$269,820	$288,421
Powered Surgical Instruments	155,659	144,014	142,288
CONMED Linvatec	447,569	413,834	430,709
CONMED Electrosurgery	100,493	94,959	97,210
CONMED Endosurgery	64,459	66,027	69,004
CONMED Linvatec, Electrosurgery,
and Endosurgery	612,521	574,820	596,923
CONMED Patient Care	78,384	70,978	68,283
CONMED Endoscopic Technologies	51,278	48,941	48,517

Total	$742,183	$694,739	$713,723

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income (loss) and income before income taxes.  The Corporate line includes corporate related items not allocated to operating units:

	2008	2009	2010

CONMED Linvatec, Electrosurgery
and Endosurgery	$98,101	$62,715	$77,271
CONMED Patient Care	2,259	(1,263)	(38)
CONMED Endoscopic Technologies	(7,411)	(7,904)	(1,315)
Corporate	(17,690)	(25,279)	(18,825)

Income from operations	75,259	28,269	57,093

Gain (loss) on early extinguishment of debt	1,947	1,083	(79)

Amortization of bond discount	4,823	4,111	4,244

Interest expense	10,372	7,086	7,113

Income before income taxes	$62,011	$18,155	$45,657

Net sales information for geographic areas consists of the following:

	2008	2009	2010

United States	$411,773	$385,770	$371,914
Canada	52,792	48,713	61,593
United Kingdom	44,123	35,155	31,576
Japan	28,026	29,244	32,226
Australia	30,270	30,159	34,564
All other countries	175,199	165,698	181,850

Total	$742,183	$694,739	$713,723

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2009 and 2010.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2008, 2009 and 2010.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our employees.

Total employer contributions to the 401(k) plan were $2.7 million, $6.8 million and $6.5 million during the years ended December 31, 2008, 2009 and 2010, respectively.

During the first quarter of 2009, the Company announced the freezing of benefit accruals under the defined benefit pension plan for United States employees (“the Plan”) effective May 14, 2009.  As a result, the Company recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.  During 2009, the Company recorded a one-time discretionary $4.0 million employer 401(k) contribution and in 2010 permanently increased the 401(k) employer contribution to offset the negative impact of the Plan freeze.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2009	2010

Accumulated Benefit Obligation	$61,222	$66,136

Change in benefit obligation
Projected benefit obligation at beginning of year	$76,610	$61,222
Service cost	187	219
Interest cost	3,920	3,585
Actuarial loss (gain)	(4,802)	5,538
Curtailment gain	(11,358)	-
Benefits paid	(3,335)	(4,428)

Projected benefit obligation at end of year	$61,222	$66,136

Change in plan assets
Fair value of plan assets at beginning of year	$45,381	$52,842
Actual gain on plan assets	6,723	4,962
Employer contributions	4,073	1,933
Benefits paid	(3,335)	(4,428)
Fair value of plan assets at end of year	$52,842	$55,309

Funded status	$(8,380)	$(10,827)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2009	2010

Accrued long-term pension liability	$8,380	$10,827
Accumulated other comprehensive loss	(25,823)	(29,313)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2009	2010

Discount rate	5.86%	5.41%
Expected return on plan assets	8.00%	8.00%

Accumulated other comprehensive loss for the years ended December 31, 2009 and 2010 consists of net actuarial losses of $25,823 and $29,313, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2010 are as follows:

Current year actuarial loss	$(4,803)
Amortization of actuarial loss	1,313
Total recognized in other comprehensive loss	$(3,490)

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2011 is $1,464.

Net periodic pension cost for the years ended December 31, consists of the following:
	2008	2009	2010

Service cost — benefits earned during the period	$5,835	$1,887	$219
Interest cost on projected benefit obligation	3,977	3,920	3,585
Return on plan assets	(4,210)	(3,817)	(4,227)
Curtailment gain	-	(4,368)	-
Transition amount	4	1	-
Prior service cost	(351)	(88)	-
Amortization of loss	1,320	1,627	1,313
Net periodic pension cost	$6,575	$(838)	$890

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2008	2009	2010

Discount rate	6.48%	5.97%*	5.86%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%	N/A

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension		Target
	Plan Assets		Allocation
	2009	2010	2011

Equity securities	64%	70%	75%
Debt securities	36	30	25
Total	100%	100%	100%

As of December 31, 2010, the Plan held 27,562 shares of our common stock, which had a fair value of $0.7 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

The following table sets forth the fair value of Plan assets as of December 31,:

	2009	2010

Common Stock	$20,809	$24,035
Money Market Fund	16,093	14,818
Equity Funds	13,268	14,456
Fixed Income Securities	2,672	2,000

Total Assets at Fair Value	$52,842	$55,309

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009 and 2010:

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

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2010:

	Level 1	Level 2	Total

Common Stock	$24,035	$-	$24,035
Money Market Fund	-	14,818	14,818
Equity Funds	14,456	-	14,456
Fixed Income Securities	2,000	-	2,000
Total Assets at Fair Value	$40,491	$14,818	$55,309

We are required and expect to contribute approximately $2.1 million to our pension plan for the 2011 Plan year.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years.  The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2010 and reflect the impact of expected future employee service.

2011	$ 3,475
2012	2,331
2013	2,851
2014	2,966
2015	3,352
2016-2020	19,471

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

Note 11 — Other Expense

Other expense for the year ended December 31, consists of the following:

	2008	2009	2010
New plant/facility consolidation costs	$1,577	$2,726	$-
Net pension gain	-	(1,882)	-
Product recall	-	5,992	-
CONMED Endoscopic Technologies division consolidation costs		4,080	679
CONMED Linvatec division consolidation costs	-	-	1,497
Other expense	$1,577	$10,916	$2,176

During 2008, we announced a plan to restructure certain of our operations.  We incurred $1.6 million and $2.7 million in the years ending December 31, 2008 and 2009, respectively, related to the consolidation of certain domestic distribution activities in a new leased consolidated distribution center in Atlanta, Georgia (see Note 16).

During 2009, we elected to freeze benefit accruals under the defined benefit pension plan for United States employees, effective May 14, 2009.  As a result, we recorded a net pension gain of $1.9 million in the first quarter of 2009 associated with the elimination of future benefit accruals under the pension plan (see Note 9).

During 2009, we announced a voluntary recall of certain model numbers of the PRO5 & PRO6 series battery handpieces and certain lots of the MC5057 Universal Cable used with certain of CONMED Linvatec’s powered handpieces.  Current models of products are not affected.  The cost of this recall is expected to be approximately $6.0 million and we have recorded this cost in 2009.  We have performed repairs on $5.1 million of the total $6.0 million of expected costs.

During 2009, we elected to consolidate the administrative offices and operations of the CONMED Endoscopic Technologies division from its offices in Chelmsford, Massachusetts to our Corporate headquarters in Utica, New York.  The sales force and product portfolio remain unchanged and CONMED Endoscopic Technologies continues to operate as a separate division of the Company.  We incurred a total of $4.9 million in charges of which $4.1 million have been recorded in other expense and include charges relating to severance, lease impairment costs, write down of fixed assets and other transition costs.  The remaining $0.8 million in costs relate to the write-down of inventory and is included in cost of goods sold.  During 2010, we recorded a lease impairment charge of $0.7 million related to our Chelmsford, Massachusetts facility.

During 2010, we consolidated certain administrative functions in our CONMED Linvatec division and incurred $1.5 million in severance related restructuring costs.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2008	2009	2010

Balance as of January 1,	$3,306	$3,341	$3,383

Provision for warranties	3,581	3,638	3,510
Claims made	(3,546)	(3,596)	(3,530)

Balance as of December 31,	$3,341	$3,383	$3,363

Note 13 – Fair Value Measurement

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in Accumulated Other Comprehensive Loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2010 which have been accounted for as cash flow hedges totaled $51.4 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$0.4 million and $2.0 million for the years ended December 31, 2009 and 2010, respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.2 million at December 31, 2010.  It is expected these unrealized losses will be recognized in the consolidated statement of operations in 2011.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2010 which have not been designated as hedges totaled $30.1 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated -$3.9 million and $0.3 million for the years ended December 31, 2009 and 2010, respectively, offsetting gains (losses) on our intercompany receivables of $4.6 million and -$0.7 million for the years ended December 31, 2009 and 2010, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at December 31, 2010:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange Contracts	Other current liabilities	$(8)	Other current liabilities	$1,983	$1,975

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Other current liabilities	(12)	Other current liabilities	58	46

Total derivatives		$(20)		$2,041	$2,021

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $2.0 million in other current liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of December 31, 2010 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of the forward foreign exchange contract liabilities was determined within Level 2 of the valuation hierarchy and is listed in the table above.  The value of the two embedded derivatives associated with the Notes was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes approximate fair value.  The fair value of the Notes approximated $108.3 million and $111.7 million at December 31, 2009 and December 31, 2010, respectively, based on their quoted market price.  See Note 5 for additional discussion of the Notes.

Note 14 - New Accounting Pronouncements

In June 2009, the FASB issued guidance which requires additional disclosures about the transfer and derecognition of financial assets, eliminates the concept of qualifying special-purpose entities, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  Our accounts receivable sales agreement under which a wholly-owned, bankruptcy-remote, special purpose subsidiary of CONMED Corporation sells an undivided percentage ownership interest in receivables to a bank is no longer permitted to be accounted for as a sale and reduction in accounts receivable.  We adopted this guidance effective January 1, 2010 and as a result, accounts receivable sold under the agreement were recorded as additional borrowings rather than as a reduction in accounts receivable prior to our payment in full of the outstanding balance and termination of the agreement on November 4, 2011.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the years ended December 31, 2008, 2009 and 2010, we have recorded interest expense related to the amortization of debt discount on the Notes of $4.8 million, $4.1 million and $4.2 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes is being amortized through November 2011.  For the years ended December 31, 2008, 2009 and 2010, we have recorded interest expense on the Notes of $3.7 million, $2.9 million and $2.8 million, respectively, at the contractual coupon rate of 2.50%.

The following tables illustrate the effects of adopting the new guidance on each Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2008:

	As Originally	As	Effect
	Reported	Adjusted	of Change
Consolidated statement of operations
for the year ended December 31, 2008:

Gain on early extinguishment
of debt	$4,376	$1,947	$(2,429)

Amortization of debt discount	-	4,823	4,823

Income before income taxes	69,263	62,011	(7,252)

Provision for income taxes	24,702	22,022	(2,680)

Net income	44,561	39,989	(4,572)

EPS:

Basic	$1.55	$1.39	$(.16)
Diluted	1.52	1.37	(.15)

Consolidated statement of cash flow for
the year ended December 31, 2008:

Net income	$44,561	$39,989	$(4,572)

Amortization of debt discount	-	4,823	4,823

Deferred income taxes	18,984	16,304	(2,680)

Note 16 – Restructuring

During 2008, 2009, and 2010 we incurred the following restructuring costs:

	2008	2009	2010

New plant/facility consolidation costs	$2,470	$11,859	$2,397
CONMED Endoscopic Technologies division consolidation	-	845	-
Termination of a product offering	-	-	2,489

Restructuring costs included in cost of sales	$2,470	$12,704	$4,886

New plant/facility consolidation costs	$1,577	$2,726	$-
CONMED Endoscopic Technologies division consolidation	-	4,080	679
CONMED Linvatec division consolidation costs	-	-	1,497

Restructuring costs included in other expense	$1,577	$6,806	$2,176

During 2008, we announced a plan to restructure certain of our operations.  For the years ending December 31, 2008, 2009 and 2010, we charged $2.5 million, $11.9 million, and $2.4 million, respectively, in restructuring related expense to cost of goods sold.  In 2008 and 2009, these charges represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico and the closure of two Utica, New York area manufacturing facilities.  These costs include under-utilization of production facilities, accelerated depreciation, severance and other charges.  During 2010, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York to Chihuahua, Mexico.  These costs include severance and other charges associated with the transfer of production lines.  For the years ended December 31, 2008 and 2009 we charged $1.6 million and $2.7 million, respectively, in restructuring related expense to other expense.  These charges relate to the consolidation of certain domestic distribution activities in a new leased consolidated  distribution center in Atlanta, Georgia.

During 2009, we elected to consolidate the administrative offices and operations of the CONMED Endoscopic Technologies division from its offices in Chelmsford, Massachusetts to our Corporate headquarters in Utica, New York.  The sales force and product portfolio remain unchanged and CONMED Endoscopic Technologies continues to operate as a separate division of the Company.  During 2009, we incurred a total of $4.9 million in charges of which $4.1 million have been recorded in other expense and include charges relating to severance, lease impairment, write-down of fixed assets and other transition costs.  The remaining $0.8 million in costs relate to the write-down of inventory and is included in cost of goods sold.  During 2010, we recorded a further lease impairment charge of $0.7 million related to our Chelmsford facility.

As part of our ongoing restructuring, the Company discontinued certain product offerings within our CONMED Linvatec portfolio.  These product offerings include the service arms and service managers associated with our integrated operating room systems and equipment line.  We incurred $2.5 million in costs associated with this termination of a product offering which were charged to cost of goods sold.

During 2010, we incurred $1.5 million in severance costs associated with the consolidation of administrative functions in our CONMED Linvatec division.  These costs were charged to other expense.

Note 17 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2009 and 2010 are as follows:

	Three Months Ended
	March	June	September	December
2009
Net sales	$164,062	$164,569	$175,475	$190,633
Gross profit	76,352	77,312	87,636	96,032
Net income	4,485	1,409	1,288	4,955
EPS:
Basic	$.15	$.05	$.04	$.17
Diluted	.15	.05	.04	.17

	Three Months Ended
	March	June	September	December
2010
Net sales	$176,365	$181,086	$172,195	$184,077
Gross profit	91,795	93,683	88,983	90,923
Net income	7,319	7,306	8,758	6,963
EPS:
Basic	$.25	$.25	$.31	$.25
Diluted	.25	.25	.31	.24

Unusual Items Included In Selected Quarterly Financial Data:

2009

First quarter

During the first quarter of 2009, we recorded a charge of $3.4 million related to the restructuring of certain of our operations;  $2.9 million of the charge is recorded in cost of goods sold and $0.5 million is recorded in other expense– see Note 11 and Note 16.

During the first quarter of 2009, we elected to freeze benefit accruals under the defined benefit pension plan for United States employees, effective May 14, 2009.  As a result, we recorded a net pension gain in other expense of $1.9 million associated with the elimination of future benefit accruals under the pension plan – see Note 9 and Note 11.

During the first quarter of 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized debt discount – see Note 5.

Second Quarter

During the second quarter of 2009, we recorded a charge of $4.4 million related to the restructuring of certain of our operations;  $3.7 million of the charge is recorded in cost of goods sold and $0.7 million is recorded in other expense – see Note 11 and Note 16.

Third Quarter

During the third quarter of 2009, we recorded a charge of $3.3 million related to the restructuring of certain of our operations;  $2.2 million of the charge is recorded in cost of goods sold and $1.1 million is recorded in other expense – see Note 11 and Note 16.

During the third quarter of 2009, we recorded a charge of $6.0 million in other expense related to the voluntary recall of certain model numbers of the PRO5 & PRO6 series battery handpieces and certain lots of the MC5057 Universal Cable used with certain of CONMED Linvatec’s powered handpieces – see Note 11.

During the third quarter of 2009, we recorded a charge of $0.3 million in other expense related to the consolidation of the administrative offices of CONMED Endoscopic Technologies – see Note 11 and Note 16.

Fourth Quarter

During the fourth quarter of 2009, we recorded a charge of $3.4 million related to the restructuring of certain of our operations;  $3.0 million of the charge is recorded in cost of goods sold and $0.4 million is recorded in other expense – see Note 11 and Note 16.

During the fourth quarter of 2009, we recorded a charge of $4.6 million related to the consolidation of the administrative offices and operations of CONMED Endoscopic Technologies;  $0.8 million of the charge is recorded in cost of goods sold and $3.8 million is recorded in other expense– see Note 11 and Note 16.

2010

First quarter

During the first quarter of 2010, we incurred $0.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 16.

Second Quarter

During the second quarter of 2010, we incurred $1.0 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 16.

During the second quarter of 2010, we recorded a charge of $1.0 million in other expense related to the consolidation of administrative functions in our CONMED Linvatec division – see Note 11 and Note 16.

During the second quarter of 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million - see Note 5.

Third Quarter

During the third quarter of 2010, we incurred $0.3 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 16.

During the third quarter of 2010, we recorded a charge of $0.3 million in other expense related to the consolidation of administrative functions in our CONMED Linvatec division – see Note 11 and Note 16.

Fourth Quarter

During the fourth quarter of 2010, we incurred $0.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 16.

During the fourth quarter of 2010, we incurred $2.5 million in costs associated with the termination of a product offering in our CONMED Linvatec division.  These costs were charged to cost of goods sold – see Note 16.

During the fourth quarter of 2010, we recorded a charge of $0.2 million in other expense related to the consolidation of administrative functions in our CONMED Linvatec division – see Note 11 and Note 16.

During the fourth quarter of 2010, we recorded a charge of $0.7 million in other expense related to a lease impairment in our CONMED Endoscopic Technologies division – see Note 11 and Note 16.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at	Charged to	Charged to		Column E
Column A	Beginning of	Costs and	Other	Column D	Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period

2010

Allowance for bad debts	$1,175	$397	$-	$(506)	$1,066
Sales returns and
allowance	3,356	721	-	(97)	3,980
Deferred tax asset
valuation allowance	1,058	226	-	(1,058)	226

2009

Allowance for bad debts	$1,370	$119	$-	$(314)	$1,175
Sales returns and
allowance	2,974	647	-	(265)	3,356
Deferred tax asset
valuation allowance	2,069	278	-	(1,289)	1,058

2008

Allowance for bad debts	$787	$453	$285	$(155)	$1,370
Sales returns and
allowance	3,030	-	-	(56)	2,974
Deferred tax asset
valuation allowance	4,209	-	-	(2,140)	2,069