Form 10-Q
period 2011-03-31
CONMED CORP
filed 2011-05-02
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011	Commission File Number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

(315) 797-8375
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).   X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer__ Accelerated filer    X    Non-accelerated filer ____ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X

The number of shares outstanding of registrant's common stock, as of April 27, 2011 is 28,301,287 shares.

CONMED CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,

	2010	2011

Net sales	$176,365	$183,450

Cost of sales	84,570	87,734

Gross profit	91,795	95,716

Selling and administrative expense	70,552	70,078

Research and development expense	7,682	7,681

Other expense	-	694

	78,234	78,453

Income from operations	13,561	17,263

Amortization of debt discount	1,052	1,094

Interest expense	1,749	1,805

Income before income taxes	10,760	14,364

Provision for income taxes	3,441	5,369

Net income	$7,319	$8,995

Per share data:

Net income
Basic	$.25	$.32
Diluted	.25	.31

Weighted average common shares
Basic	29,165	28,261
Diluted	29,409	28,701

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	March 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,417	$17,939
Accounts receivable, net	145,350	147,263
Inventories	172,796	171,211
Deferred income taxes	8,476	8,874
Prepaid expenses and other current assets	11,153	12,730
Total current assets	350,192	358,017
Property, plant and equipment, net	140,895	141,121
Deferred income taxes	2,009	2,333
Goodwill	295,068	294,924
Other intangible assets, net	190,091	188,432
Other assets	7,518	7,576
Total assets	$985,773	$992,403

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$110,433	$111,528
Accounts payable	21,692	24,144
Accrued compensation and benefits	28,411	21,215
Income taxes payable	973	1,344
Other current liabilities	18,357	22,274
Total current liabilities	179,866	180,505

Long-term debt	85,182	71,844
Deferred income taxes	106,046	110,651
Other long-term liabilities	28,116	28,359
Total liabilities	399,210	391,359

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $.01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2010 and 2011, respectively	313	313
Paid-in capital	319,406	320,563
Retained earnings	354,020	362,685
Accumulated other comprehensive loss	(15,861)	(12,832)
Less: 3,077,377 and 3,006,068 shares of common stock
in treasury, at cost in December 31, 2010
and March 31, 2011, respectively	(71,315)	(69,685)
Total shareholders’ equity	586,563	601,044
Total liabilities and shareholders’ equity	$985,773	$992,403

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,

	2010	2011

Cash flows from operating activities:
Net income	$7,319	$8,995
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	4,147	4,416
Amortization of debt discount	1,052	1,094
Amortization, all other	5,083	4,830
Stock-based compensation	940	1,026
Deferred income taxes	3,598	4,625
Sale of accounts receivable to (collections on
behalf of) purchaser	(29,000)	-
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	5,378	90
Inventories	(8,002)	420
Accounts payable	3,836	1,782
Income taxes payable	(620)	333
Accrued compensation and benefits	(3,509)	(7,442)
Other assets	(865)	(1,917)
Other liabilities	(2,289)	2,448
Net cash provided by (used in) operating activities	(12,932)	20,700

Cash flows from investing activities:
Payments related to business acquisitions	(5,083)	(72)
Purchases of property, plant and equipment	(3,333)	(4,143)
Net cash used in investing activities	(8,416)	(4,215)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	267	1,287
Payments on long term debt	(9,337)	(13,337)
Proceeds from secured borrowings, net	33,000	-
Net change in cash overdrafts	(2,531)	337
Net cash provided by (used in) financing activities	21,399	(11,713)

Effect of exchange rate changes
on cash and cash equivalents	(179)	750

Net increase (decrease) in cash and cash equivalents	(128)	5,522

Cash and cash equivalents at beginning of period	10,098	12,417

Cash and cash equivalents at end of period	$9,970	$17,939

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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year-ended December 31, 2010 included in our Annual Report on Form 10-K.

Note 3 – Other comprehensive income

Comprehensive income consists of the following:

	Three months ended
	March 31,
	2010	2011

Net income	$7,319	$8,995

Other comprehensive income:
Pension liability, net of income tax	207	231
Cash flow hedging gain (loss), net of income tax	606	(1,046)
Foreign currency translation adjustments	(1,568)	3,844

Comprehensive income	$6,564	$12,024

Accumulated other comprehensive income (loss) consists of the following:

				Accumulated
	Cash Flow		Cumulative	Other
	Hedging	Pension	Translation	Comprehensive
	Loss	Liability	Adjustments	Income (loss)

Balance, December 31, 2010	$(1,245)	$(18,482)	$3,866	$(15,861)

Pension liability,
net of income tax	-	231	-	231

Cash flow hedging loss,
net of income tax	(1,046)	-	-	(1,046)

Foreign currency translation
adjustments	-	-	3,844	3,844

Balance, March 31, 2011	$(2,291)	$(18,251)	$7,710	$(12,832)

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

Foreign Currency Forward Contracts.  We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31, 2011 which have been accounted for as cash flow hedges totaled $62.9 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $0.9 million and ($1.2 million) for the quarters ended March 31, 2010 and 2011, respectively.  Net unrealized losses on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $2.3 million at March 31, 2011.  These unrealized losses and any subsequent changes in fair value will be recognized in the consolidated statement of operations in 2011 and the first quarter of 2012 as the related forward contracts mature and gains and losses are realized.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2011 which have not been designated as hedges totaled $46.6 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.3 million and ($0.9 million) for the quarters ended March 31, 2010 and 2011, respectively, offsetting gains (losses) on our intercompany receivables of (0.4 million) and $1.2 million for the quarters ended March 31, 2010 and 2011, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at March 31, 2011:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange Contracts	Other current liabilities	$(2)	Other current liabilities	$3,635	$3,633

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Other current liabilities	-	Other current liabilities	110	110

Total derivatives		$(2)		$3,745	$3,743

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $3.7 million in other current liabilities.

Fair Value Disclosure. Financial Accounting Standards Board (“FASB”) guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements. This guidance applies when fair value measurements are required or permitted. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is defined based upon an exit price model.

As of March 31, 2011, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of March 31, 2011 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of the forward foreign exchange contracts was determined within Level 2 of the valuation hierarchy and is listed in the table above.  The value of the two embedded derivatives associated with the Notes was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the Notes approximate fair value.  The fair value of the Notes approximated $111.7 million and $113.4 million at December 31, 2010 and March 31, 2011, respectively, based on their quoted market price.

Note 5 - Inventories

      Inventories consist of the following:

	December 31,	March 31,
	2010	2011

Raw materials	$49,038	$47,319

Work-in-process	15,460	18,304

Finished goods	108,298	105,588

Total	$172,796	$171,211

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee share-based awards.  The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2010 and 2011.

	Three months ended
	March 31,
	2010	2011

Net income	$7,319	$8,995

Basic – weighted average shares outstanding	29,165	28,261

Effect of dilutive potential securities	244	440

Diluted – weighted average shares outstanding	29,409	28,701

Basic EPS	$.25	$.32
Diluted EPS	.25	.31

The shares used in the calculation of diluted EPS exclude options and stock appreciation rights where the exercise price was greater than the average market price of common shares for the period.  Such shares aggregated approximately 1.4 million and 0.7 million for the three months ended March 31, 2010 and 2011, respectively.  The shares used in the calculation of diluted EPS also exclude potential shares issuable under the Notes.

Upon conversion of the Notes, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount.  As of March 31, 2011, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Accordingly, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

Balance as of January 1, 2011	$295,068

Foreign currency translation	(144)

Balance as of March 31, 2011	$294,924

Goodwill associated with each of our principal operating units is as follows:

	December 31,	March 31,
	2010	2011

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,682	175,538

CONMED Patient Care	60,302	60,302

Balance	$295,068	$294,924

 Other intangible assets consist of the following:

	December 31, 2010		March 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$127,594	$(40,801)	$127,594	$(41,878)

Patents and other intangible assets	47,178	(32,224)	47,142	(32,770)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,344	-

	$263,116	$(73,025)	$263,080	$(74,648)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 24 years.  Customer relationships are being amortized over a weighted average life of 34 years.  Patents and other intangible assets are being amortized over a weighted average life of 14 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,523 and $1,623 in the three months ended March 31, 2010 and 2011, respectively.  These amounts have been included in selling and administrative expense on the Consolidated Condensed Statements of Income.

The estimated amortization expense for the year ending December 31, 2011, including the quarterly period ended March 31, 2011, and for each of the five succeeding years, is as follows:

2011	6,064
2012	6,011
2013	5,795
2014	5,308
2015	4,703
2016	4,603

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2010	2011

Balance as of January 1,	$3,383	$3,363

Provision for warranties	345	1,145

Claims made	(547)	(1,075)

Balance as of March 31,	$3,181	$3,433

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended
	March 31,
	2010	2011

Service cost	$44	$70

Interest cost on projected
benefit obligation	1,006	1,096

Expected return on plan assets	(1,003)	(1,057)

Net amortization and deferral	328	366

Net periodic pension cost	$375	$475

We are required and expect to make $2.1 million in contributions to our pension plan in 2011.  We did not make any contributions in the quarter ended March 31, 2011.

Note 10 — Other expense

Other expense consists of the following:

	Three months ended
	March 31,
	2010	2011

Administrative consolidation costs	$-	$694

Other expense	$-	$694

During the first quarter of 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.7 million in related costs consisting principally of severance charges.

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

The following is net sales information by product line and reportable segment:

	Three months ended
	March 31,
	2010	2011

Arthroscopy	$72,253	$75,419
Powered Surgical Instruments	34,990	38,036
CONMED Linvatec	107,243	113,455
CONMED Electrosurgery	23,083	23,572
CONMED Endosurgery	17,080	17,898
CONMED Endosurgery, Electrosurgery and Linvatec	147,406	154,925
CONMED Patient Care	17,159	16,624
CONMED Endoscopic Technologies	11,800	11,901
Total	$176,365	$183,450

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income (loss) and income before income taxes:

	Three months ended
	March 31,
	2010	2011

CONMED Linvatec, Electrosurgery
and Endosurgery	$17,256	$24,275
CONMED Patient Care	346	(736)
CONMED Endoscopic Technologies	199	(190)
Corporate	(4,240)	(6,086)
Income from operations	13,561	17,263

Amortization of debt discount	1,052	1,094
Interest expense	1,749	1,805
Income before income taxes	$10,760	$14,364

Note 12 – Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, and other federal and state agencies or foreign governments or government agencies.  These subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligations of a third party, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Note 13 – New accounting pronouncements

In October 2009, the FASB issued new guidance for arrangements with multiple deliverables under which a company is required to use its best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence or third party evidence of the selling price is not available.  We adopted the updated guidance, including the requirement for expanded qualitative and quantitative disclosures, effective January 1, 2011.  The implementation of this new guidance did not have a material impact on our consolidated financial statements.

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three months ended
	March 31,
	2010	2011

New plant/facility consolidation costs	$567	$754

Restructuring costs included in cost of sales	$567	$754

Administrative consolidation costs	$-	$694

Restructuring costs included in other expense	$-	$694

During 2010 and 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York, Largo, Florida and Goleta, California to our manufacturing facility in Chihuahua, Mexico.  We incurred $0.6 million and $0.8 million in costs associated with the restructuring during the first quarter of 2010 and 2011.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

Restructuring costs included in other expense are described more fully in Note 10.

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

Forward-looking statements are not guarantees of future performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2010 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2010 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended
	March 31,
	2010	2011
Arthroscopy	41.0%	41.1%
Powered Surgical Instruments	19.8	20.7
Electrosurgery	13.1	12.8
Patient Care	9.7	9.1
Endosurgery	9.7	9.8
Endoscopic Technologies	6.7	6.5
Consolidated Net Sales	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of disposable products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three months ended March 31, 2011, sales to purchasers outside of the United States accounted for 49.8% of total net sales.

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

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets have recently presented significant business challenges.  While we are cautiously optimistic that the overall global economic environment is improving and experienced a return to revenue growth in 2010, there can be no assurance that the improvement in the economic environment will be sustained.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

Over the past few years we successfully completed our operational restructuring plans whereby we consolidated manufacturing and distribution centers as well as restructured certain of our administrative functions.  We will continue to restructure both operations and administrative functions as necessary throughout the organization.  However, we cannot be certain such activities will be completed in the estimated time period or that planned cost savings will be achieved.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards.  We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiatives.  However, there can be no assurance that our actions will ensure that we will not receive a warning letter or other regulatory action, which may include consent decrees or fines, that we will not make product recalls or that we will not experience temporary or extended periods during which we may not be able to sell products in foreign countries.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2010 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2011.

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

•
We place certain of our capital equipment with customers on a loaned basis in return for commitments to purchase related disposable products over time periods generally ranging from one to three years.  In these circumstances, no revenue is recognized upon capital equipment shipment as the equipment is loaned and subject to return if certain minimum disposable purchases are not met.  Revenue is recognized upon the sale and shipment of the related disposable products.  The cost of the equipment is amortized over its estimated useful life.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.0 million at March 31, 2011 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $294.9 million and other intangible assets of $188.4 million as of March 31, 2011.

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

We test our customer relationship assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Factors specific to our customer relationship assets which might lead to an impairment charge include a significant increase in the annual customer attrition rate or otherwise significant loss of customers, significant decreases in sales or current-period operating income or cash flow losses or a projection or forecast of losses.  We do not believe that there have been events or changes in circumstances which would indicate the carrying amount of our customer relationship assets might not be recoverable.

Pension Plan

We sponsor a defined benefit pension plan (“the plan”) covering substantially all our United States-based employees.  The plan was frozen effective May 14, 2009.  Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality.  Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date.  A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not precisely match the projected benefit payment stream of the plan. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  The rates used in determining 2010 and 2011 pension expense are 5.86% and 5.41%, respectively.

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

For the three months ending March 31, 2011 we recorded pension expense of $0.5 million.  Pension expense in 2011 is expected to be $1.9 million compared to expense of $0.9 million in 2010.  In addition, we will be required to contribute approximately $2.1 million to the pension plan for the 2011 plan year.

See Note 9 to the Consolidated Condensed Financial Statements for further discussion.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $38.3 million at March 31, 2011.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2010	2011

Net sales	100.0%	100.0%
Cost of sales	48.0	47.8
Gross profit	52.0	52.2
Selling and administrative expense	40.0	38.2
Research and development expense	4.3	4.2
Other expense	-	0.4
Income from operations	7.7	9.4
Amortization of debt discount	0.6	0.6
Interest expense	1.0	1.0
Income before income taxes	6.1	7.8
Provision for income taxes	2.0	2.9
Net income	4.1%	4.9%

Sales for the quarterly period ended March 31, 2011 were $183.5 million, an increase of $7.1 million (4.0%) compared to sales of $176.4 million in the comparable 2010 period with increases across all product lines except Patient Care.  In local currency, excluding the effects of our hedging program, sales increased 4.1%.  Sales of capital equipment increased $3.8 million (10.0%) to $41.9 million in the first quarter of 2011 from $38.1 million in the first quarter of 2010; sales of disposable products increased $3.3 million (2.4%) to $141.6 million in the first quarter of 2011 from $138.3 million in the first quarter of 2010.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment increased 10.0% while disposable products increased 2.5%.  We believe that the growth in sales of capital equipment may indicate a loosening of capital purchasing restraints at our hospital and other customers as a result of improving global economic conditions.

Cost of sales increased to $87.7 million in the quarterly period ended March 31, 2011 as compared to $84.6 million in the same period a year ago.  Gross profit margins increased 0.2 percentage points to 52.2% in the quarterly period ended March 31, 2011 as compared to 52.0% in the same period a year ago on increased sales volumes focused in our higher gross profit margin businesses (CONMED Endosurgery, Electrosurgery and Linvatec).

Selling and administrative expense decreased to $70.1 million in the quarterly period ended March 31, 2011 as compared to $70.6 million in the same period a year ago as our restructuring and cost control efforts more than offset the unfavorable impact on expenses of foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) of approximately $0.7 million.  Selling and administrative expense as a percentage of net sales decreased to 38.2% in the quarterly period ended March 31, 2011 as compared to 40.0% in the same period a year ago as selling and administrative expense declined 0.7% while sales increased 4.0%.

Research and development expense totaled $7.7 million in both the quarterly periods ended March 31, 2011 and 2010.  As a percentage of net sales, research and development expense decreased 0.1 percentage points to 4.2% in the quarterly period ended March 31, 2011 as compared to 4.3% in the same period a year ago as spending remained flat on higher overall sales.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended March 31, 2011 consisted of a $0.7 million charge related to the consolidation of certain administrative functions in our Utica, New York facility.

Amortization of debt discount totaled $1.1 million in both the quarterly periods ended March 31, 2011 and 2010.

Interest expense in the quarterly period ended March 31, 2011 was $1.8 million as compared to $1.7 million in the same period a year ago.  Interest expense increased as higher weighted average interest rates more than offset the effect of lower weighted average borrowings outstanding during the current quarter as compared to the same quarter a year ago.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility for the quarterly period ended March 31, 2010) increased to 3.60% in the quarterly period ended March 31, 2011 as compared to 3.09% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 37.4% for the quarterly period ended March 31, 2011 compared to the 32.0% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended March 31, 2011 is higher than that recorded in the same period a year ago as 2010 included the settlement of our 2008 IRS examination, and a resulting decrease to our reserves and income tax expense.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2010, Note 6 to the Consolidated Financial Statements.

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

           The following tables summarize the Company’s results of operations by segment for the quarterly period ended March 31, 2010 and 2011:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2010	2011

Net sales	$147,406	$154,925

Income from operations	17,256	24,275

Operating margin	11.7%	15.7%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $3.2 million (4.4%) in the quarterly period ended March 31, 2011 to $75.4 million from $72.2 million in the comparable 2010 period mainly due to increased sales of soft tissue fixation products such as our  Shoulder Restoration System.  Sales of capital equipment remained flat at $17.3 million in the first quarter of 2011 and 2010; sales of disposable products increased $3.2 million (5.8%) to $58.1 million in the first quarter of 2011 from $54.9 million in the first quarter of 2010.  On a local currency basis, excluding the effects of our hedging program, total arthroscopy sales increased 4.6% as  sales of capital equipment increased 0.6% and sales of disposable products increased 5.9%.

•
Powered surgical instrument sales increased $3.1 million (8.9%) in the quarterly period ended March 31, 2011 to $38.1 million from $35.0 million in the comparable 2010 period, as a result of increased sales of our large bone and small bone powered instrument handpieces.  Sales of capital equipment increased $2.9 million (19.6%) to $17.7 million in the first quarter of 2011 from $14.8 million in the first quarter of 2010; sales of disposable products increased $0.2 million (1.0%) to $20.4 million in the first quarter of 2011 from $20.2 million in the first quarter of 2010.  On a local currency basis, excluding the effects of our hedging program, total powered surgical instrument sales increased 8.9% as sales of capital equipment increased 19.7% and disposable products increased 1.0%.

•
Electrosurgery sales increased $0.5 million (2.2%) in the quarterly period ended March 31, 2011 to $23.6 million from $23.1 million in the comparable 2010 period, as a result of increased sales of new smoke evacuation accessories.  Sales of capital equipment increased $0.9 million (15.0%) to $6.9 million in the first quarter of 2011 from $6.0 million in the first quarter of 2010; sales of disposable products decreased $0.4 million (-2.3%) to $16.7 million in the first quarter of 2011 from $17.1 million in the first quarter of 2010.  On a local currency basis, excluding the effects of our hedging program, total electrosurgery sales increased 1.7% as sales of capital equipment increased 13.3% while disposable products decreased 2.4%.

•
Endosurgery sales increased $0.8 million (4.7%) in the quarterly period ended March 31, 2011 to $17.9 million from $17.1 million in the comparable 2010 period as a result of increased sales of our VCARE products.  On a local currency basis, excluding the effects of our hedging program, sales increased 5.3%.

•
Operating margins as a percentage of net sales increased 4.0 percentage points to 15.7% in 2011 compared to 11.7% in 2010 principally as a result of lower spending on selling and administrative expenses (3.1 percentage points), lower research and development spending due principally to timing of CONMED Linvatec related projects (0.6 percentage points) and higher gross margins on increased sales volumes (0.3 percentage points).

CONMED Patient Care

	2010	2011

Net sales	$17,159	$16,624

Income (loss) from operations	346	(736)

Operating margin	2.0%	-4.4%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient care sales decreased $0.6 million (-3.5%) in the quarterly period ended March 31, 2011 to $16.6 million from $17.2 million in the comparable 2010 period as a result of decreased sales of I.V. devices and ECG electrodes.  On a local currency basis, excluding the effects of our hedging program, sales decreased 2.9%.

•
Operating margins as a percentage of net sales decreased 6.4 percentage points to -4.4% in 2011 compared to 2.0% in 2010.  The decrease in operating margins of 6.4 percentage points was driven by $0.5 million in administrative restructuring charges (3.0 percentage points) and lower gross margins as a result of lower sales volumes (3.7 percentage points), offset by lower administrative expenses (0.3 percentage points).

CONMED Endoscopic Technologies

	2010	2011

Net sales	$11,800	$11,901

Income (loss) from operations	199	(190)

Operating margin	1.7%	-1.6%

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales of disposable products remained relatively flat with a $0.1 million (0.8%) increase in the quarterly period ended March 31, 2011 to $11.9 million from $11.8 million in the comparable 2010 period as a result of higher polypectomy sales.  On a local currency basis, excluding the effects of our hedging program, sales were also flat.

•
Operating margins as a percentage of net sales decreased 3.3 percentage points to -1.6% in 2011 compared to 1.7% in 2010.  The decrease is principally a result of $0.2 million in administrative restructuring charges (1.7 percentage points) and increased research and development costs (1.6 percentage points).

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

Cash provided by operations

Our net working capital position was $177.5 million at March 31, 2011.  Net cash provided by operating activities was $20.7 million in the quarterly period ended March 31, 2011 and $-12.9 million in the quarterly period ended March 31, 2010.

Net cash provided by operating activities increased by $33.6 million in 2011 as compared to 2010 on a $1.7 million increase in net income in the current quarter as compared to the same period a year ago.  The increase in cash provided by operating activities is primarily the result of a new accounting pronouncement effective January 1, 2010, which required accounts receivable sold under our accounts receivable sale agreement to be recorded as additional borrowings rather than as a reduction in accounts receivable.  Accordingly, in the quarter ended March 31, 2010, $29.0 million in cash collections related to accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations while net sales of additional accounts receivable generated subsequent to January 1, 2010 have been reflected as an increase in cash flows from financing activities.  We terminated this agreement on November 4, 2010 at which time we repaid the outstanding balance in full.

Investing cash flows

Net cash used in investing activities in the quarterly period ended March 31, 2011 consisted primarily of capital expenditures.  Capital expenditures were $3.3 million and $4.1 million for the quarterly periods ended March 31, 2010 and 2011, respectively and are expected to approximate $20.0 million in 2011.

Financing cash flows

Net cash used in financing activities during 2011 consisted of the following: $1.3 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan, $13.0 million in repayments on our revolver under our senior credit agreement and $0.3 million in repayments of term borrowings under our senior credit agreement.

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility expiring on November 30, 2015.  The senior credit agreement continues to consist of a $135.0 million term loan of which $54.6 million was outstanding as of March 31, 2011. There were $9.0 million in borrowings outstanding on the revolving credit facility as of March 31, 2011.  Our available borrowings on the revolving credit facility at March 31, 2011 were $231.5 million with approximately $9.5 million of the facility set aside for outstanding letters of credit.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $1.0 million for the remainder of 2011, with the remaining balance of $53.6 million due and payable in 2012.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at March 31, 2011) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% (2.02% at March 31, 2011) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our  property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of March 31, 2011. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $10.5 million at March 31, 2011.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $112.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of March 31, 2011, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.

Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes, and therefore we have classified the Notes as a current liability.  If the Notes are put to us on November 15, 2011, we plan to utilize our $250.0 million revolving credit facility for payment of the Notes.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million in any calendar year.  We did not repurchase any shares during the first quarter of 2011.  The remaining availability under the Board of Directors’ authorization for stock repurchases is $23.8 million.  In the past, we have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2010 and 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York, Largo, Florida and Goleta, California to our manufacturing facility in Chihuahua, Mexico.  We incurred $0.8 million in costs associated with the restructuring during the first quarter of 2011.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

During the first quarter of 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.7 million in related costs consisting principally of severance charges.

We will continue to restructure both our operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  Based on criteria included in FASB guidance, no material accruals have been recorded at this time.  We estimate restructuring costs will approximate $3.0 million to $4.0 million in 2011 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three month period ended March 31, 2011.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2010 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2011.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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

CONMED CORPORATION
(Registrant)

Date: April 29, 2011

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President – Finance and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Sequential Page
Exhibit		Number

3.1	Amended By-Laws of the Company	E-1

31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-13

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-14

32.1	Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-15