Form 10-Q
period 2011-06-30
CONMED CORP
filed 2011-08-09
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2011	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 27, 2011 is 28,569,319 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I FINANCIAL INFORMATION

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011

Net sales	$181,086	$183,236	$357,451	$366,686

Cost of sales	87,403	91,781	171,973	179,515

Gross profit	93,683	91,455	185,478	187,171

Selling and administrative expense	71,494	67,862	142,046	137,940

Research and development expense	6,441	6,797	14,123	14,478

Other expense	970	98	970	792

	78,905	74,757	157,139	153,210

Income from operations	14,778	16,698	28,339	33,961

Loss on early extinguishment
of debt	79	-	79	-

Amortization of debt discount	1,056	1,113	2,108	2,207

Interest expense	1,771	1,707	3,520	3,512

Income before income taxes	11,872	13,878	22,632	28,242

Provision for income taxes	4,566	5,198	8,007	10,567

Net income	$7,306	$8,680	$14,625	$17,675

Per share data:

Net Income
Basic	$.25	$.31	$.50	$.62
Diluted	.25	.30	.50	.61

Weighted average common shares
Basic	29,100	28,448	29,125	28,356
Diluted	29,295	28,883	29,342	28,820

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31,	June 30,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,417	$24,331
Accounts receivable, net	145,350	152,695
Inventories	172,796	169,254
Deferred income taxes	8,476	8,824
Prepaid expenses and other current assets	11,153	13,078
Total current assets	350,192	368,182
Property, plant and equipment, net	140,895	140,792
Deferred income taxes	2,009	2,354
Goodwill	295,068	294,874
Other intangible assets, net	190,091	186,868
Other assets	7,518	7,095
Total assets	$985,773	$1,000,165

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$110,433	$144,065
Accounts payable	21,692	20,981
Accrued compensation and benefits	28,411	23,060
Income taxes payable	973	1,267
Other current liabilities	18,357	20,974
Total current liabilities	179,866	210,347

Long-term debt	85,182	30,644
Deferred income taxes	106,046	114,671
Other long-term liabilities	28,116	27,794
Total liabilities	399,210	383,456

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	-	-
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2010 and 2011, respectively	313	313
Paid-in capital	319,406	319,259
Retained earnings	354,020	371,365
Accumulated other comprehensive loss	(15,861)	(10,710)
Less: 3,077,377 and 2,741,168 shares of common stock
in treasury, at cost in 2010 and 2011, respectively	(71,315)	(63,518)
Total shareholders’ equity	586,563	616,709
Total liabilities and shareholders’ equity	$985,773	$1,000,165

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

	Six months ended
	June 30,
	2010	2011
Cash flows from operating activities:
Net income	$14,625	$17,675
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	8,449	8,983
Amortization of debt discount	2,108	2,207
Amortization, all other	10,024	9,857
Stock-based compensation expense	2,082	2,232
Deferred income taxes	7,239	8,981
Loss on early extinguishment of debt	79	-
Sale of accounts receivable to
(collections on behalf of) purchaser	(29,000)	-
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	8,718	(4,541)
Inventories	(16,167)	78
Accounts payable	6,100	2,309
Income taxes payable	(125)	143
Accrued compensation and benefits	90	(5,684)
Other assets	(2,884)	(2,226)
Other liabilities	(5,815)	209
	(9,102)	22,548
Net cash provided by operating activities	5,523	40,223

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,163)	(8,576)
Payments related to business acquisitions	(5,157)	(72)
Net cash used in investing activities	(12,320)	(8,648)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	789	5,495
Repurchase of treasury stock	(9,471)	-
Payments on senior credit agreement	(10,675)	(22,675)
Payments on mortgage notes	(404)	(438)
Proceeds from secured borrowings, net	31,000	-
Payments on senior subordinated notes	(2,933)	-
Net change in cash overdrafts	(2,068)	(3,148)
Net cash provided by
(used in) financing activities	6,238	(20,766)

Effect of exchange rate changes
on cash and cash equivalents	(1,049)	1,105

Net increase (decrease) in cash and cash equivalents	(1,608)	11,914

Cash and cash equivalents at beginning of period	10,098	12,417

Cash and cash equivalents at end of period	$8,490	$24,331

See notes to consolidated condensed financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 – Operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring single-uses, endosurgery and endoscopic technologies.  They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive income

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Net income	$7,306	$8,680	$14,625	$17,675

Other comprehensive income:
Pension liability, net of
income tax	207	266	414	497
Cash flow hedging gain (loss),
net of income tax	858	271	1,464	(775)
Foreign currency
translation adjustment	(5,786)	1,585	(7,354)	5,429

Comprehensive income	$2,585	$10,802	$9,149	$22,826

Accumulated other comprehensive income (loss) consists of the following:

				Accumulated
	Cash Flow		Cumulative	Other
	Hedging	Pension	Translation	Comprehensive
	Loss	Liability	Adjustments	Income (loss)

Balance, December 31, 2010	$(1,245)	$(18,482)	$3,866	$(15,861)

Pension liability,
net of income tax	-	497	-	497

Cash flow hedging loss,
net of income tax	(775)	-	-	(775)

Foreign currency translation
adjustments	-	-	5,429	5,429

Balance, June 30, 2011	$(2,020)	$(17,985)	$9,295	$(10,710)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at June 30, 2011 which have been accounted for as cash flow hedges totaled $99.6 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $1.3 million and ($2.3 million) for the three months ended June 30, 2010 and 2011, respectively and $2.2 million and ($3.5 million) for the six months ended June 30, 2010 and 2011, respectively.  Net unrealized losses on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $2.0 million at June 30, 2011.  These unrealized losses and any subsequent changes in fair value will be recognized in the consolidated statements of operations in 2011 and 2012 as the related forward contracts mature and gains and losses are realized.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at June 30, 2011 which have not been designated as hedges totaled $38.0 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $1.0 million and ($0.6 million) for the three months ended June 30, 2010 and 2011, respectively, offsetting gains (losses) on our intercompany receivables of ($0.1 million) and $0.4 million for the three months ended June 30, 2010 and 2011, respectively.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $1.3 million and ($1.6 million) for the six months ended June 30, 2010 and 2011, respectively, offsetting gains (losses) on our intercompany receivables of ($0.8 million) and $1.6 million for the six months ended June 30, 2010 and 2011, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at June 30, 2011:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange Contracts	Other current liabilities	$(135)	Other current liabilities	$3,339	$3,204

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Other current liabilities	-	Other current liabilities	89	89

Total derivatives		$(135)		$3,428	$3,293

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $3.3 million in other current liabilities.

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

As of June 30, 2011, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of June 30, 2011 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of the forward foreign exchange contracts was determined within Level 2 of the valuation hierarchy and is listed in the table above.  The value of the two embedded derivatives associated with the Notes was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the Notes approximate fair value.  The fair value of the Notes approximated $111.7 million and $112.8 million at December 31, 2010 and June 30, 2011, respectively, based on their quoted market price.  During the quarter ended June 30, 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.

Note 5 - Inventories

Inventories consist of the following:
	December 31,	June 30,
	2010	2011

Raw materials	$49,038	$44,603
Work-in-process	15,460	17,343
Finished goods	108,298	107,308
Total	$172,796	$169,254

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2011.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Net income	$7,306	$8,680	$14,625	$17,675

Basic – weighted average shares
outstanding	29,100	28,448	29,125	28,356

Effect of dilutive potential
securities	195	435	217	464

Diluted – weighted average
shares outstanding	29,295	28,883	29,342	28,820

Net Income
Basic	$.25	$.31	$.50	$.62
Diluted	.25	.30	.50	.61

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 1.5 million and 1.4 million for the three and six months ended June 30, 2010, respectively. Shares excluded from the calculation of diluted EPS aggregated 0.6 million and 0.7 million for the three and six months ended June 30, 2011, respectively.  The shares used in the calculation of diluted EPS also exclude potential shares issuable under the Notes.  Upon conversion of the Notes, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount.  As of June 30, 2011, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Accordingly, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

Balance as of January 1, 2011	$295,068

Adjustments to goodwill resulting from
business acquisitions finalized	-

Foreign currency translation	(194)

Balance as of June 30, 2011	$294,874

Total accumulated impairment losses (associated with our CONMED Endoscopic Technologies operating unit) aggregated $46,689 at December 31, 2010 and June 30, 2011.

     Goodwill associated with each of our principal operating units is as follows:

	December 31,	June 30,
	2010	2011

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,682	175,488

CONMED Patient Care	60,302	60,302

Balance	$295,068	$294,874

     Other intangible assets consist of the following:

	December 31, 2010		June 30, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization

Customer relationships	$127,594	$(40,801)	$127,594	$(42,957)

Patents and other intangible assets	47,178	(32,224)	47,208	(33,317)

Unamortized intangible assets:

Trademarks and tradenames	88,344	-	88,340	-

	$263,116	$(73,025)	$263,142	$(76,274)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 31 years.  Customer relationships are being amortized over a weighted average life of 34 years.  Patents and other intangible assets are being amortized over a weighted average life of 15 years.

Amortization expense related to intangible assets which are subject to amortization totaled $1,528 and $3,051 in the three and six months ended June 30, 2010, respectively, and $1,626 and $3,249 in the three and six months ended June 30, 2011, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated amortization expense for the year ending December 31, 2011, including the six month period ended June 30, 2011 and for each of the five succeeding years is as follows:

2011	6,077
2012	6,023
2013	5,796
2014	5,369
2015	4,734
2016	4,619

Note 8 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2010	2011

Balance as of January 1,	$3,383	$3,363

Provision for warranties	1,669	2,247

Claims made	(1,740)	(2,082)

Balance as of June 30,	$3,312	$3,528

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Service cost	$44	$70	$88	$141

Interest cost on projected
benefit obligation	1,006	664	2,012	1,759

Expected return on plan assets	(1,003)	(1,132)	(2,007)	(2,189)

Net amortization and deferral	328	423	657	789

Net periodic pension cost	$375	$25	$750	$500

We are required and expect to make $2.1 million in contributions to our pension plan in 2011. We contributed $0.5 million during the second quarter of 2011 and expect to contribute the remaining $1.6 million during the second half of 2011.

Note 10 – Other expense

Other expense consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Administrative consolidation costs	970	$98	970	$792

Other expense	$970	$98	$970	$792

During 2011, we consolidated certain administrative functions in our Utica, New York facility.  For the three and six months ending June 30, 2011, we incurred $0.1 million and $0.8 million, respectively, in related costs consisting principally of severance charges.

During the second quarter of 2010, we incurred $1.0 million in restructuring costs associated with the consolidation of administrative functions in our CONMED Linvatec division.

Note 11 — Business Segments and Geographic Areas

CONMED conducts its business through five principal operating segments, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of their products, production processes, customer base, distribution methods and regulatory environment.  Our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments also have similar economic characteristics and therefore qualify for aggregation.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating units do not qualify for aggregation since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating margin in these segments.

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

The following is net sales information by product line and reportable segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Arthroscopy	74,821	70,646	147,075	146,065
Powered Surgical Instruments	35,769	38,255	70,758	76,291
CONMED Linvatec	110,590	108,901	217,833	222,356
CONMED Electrosurgery	23,965	26,053	47,048	49,625
CONMED Endosurgery	17,143	19,133	34,223	37,031
CONMED Linvatec, Endosurgery,
and Electrosurgery	151,698	154,087	299,104	309,012
CONMED Patient Care	17,461	16,636	34,620	33,260
CONMED Endoscopic Technologies	11,927	12,513	23,727	24,414
Total	$181,086	$183,236	$357,451	$366,686

   Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

CONMED Endosurgery, Electrosurgeryand Linvatec	$21,271	$20,529	$38,527	$44,804
CONMED Patient Care	1,200	(999)	1,546	(1,735)
CONMED Endoscopic Technologies	(237)	355	(38)	165
Corporate	(7,456)	(3,187)	(11,696)	(9,273)
Income from Operations	14,778	16,698	28,339	33,961

Loss on early extinguishment
of debt	79	-	79	-
Amortization of debt discount	1,056	1,113	2,108	2,207
Interest expense	1,771	1,707	3,520	3,512

Income before income taxes	$11,872	$13,878	$22,632	$28,242

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

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  We are currently evaluating the impact such guidance will have on our consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe this guidance will have a material impact on our consolidated financial statements.

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

New plant/facility
consolidation costs	$992	$986	$1,559	$1,740

Restructuring costs
included in cost of sales	$992	$986	$1,559	$1,740

Administrative
consolidation costs	$970	$98	$970	$792

Restructuring costs
included in other expense	$970	$98	$970	$792

During 2010 and 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York, Largo, Florida and Goleta, California to our manufacturing facility in Chihuahua, Mexico.  We incurred $1.0 million and $1.6 million in costs associated with the restructuring during the three and six months ending June 30, 2010.  We incurred $1.0 million and $1.7 million in the three and six months ending June 30, 2011.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011

Arthroscopy	41.3%	38.6%	41.1%	39.8%
Powered Surgical Instruments	19.8	20.9	19.8	20.8
Electrosurgery	13.2	14.2	13.2	13.5
Endosurgery	9.5	10.4	9.6	10.1
Patient Care	9.6	9.1	9.7	9.1
Endoscopic Technologies	6.6	6.8	6.6	6.7
Consolidated Net Sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and six months ended June 30, 2011, sales to purchasers outside of the United States approximated 51% and 50%, respectively, of total net sales.

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

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  Our reputation as an innovator is exemplified by recent new product introductions such as the 2.8 and 3.3mm PopLock® Knotless Suture Anchors, for repair of unstable shoulders and for use in the emerging Endoscopic hip market; the Concept® Suture Passer, for use in rotator cuff repair; the Sequent™ Meniscal Repair System, which offers suture-locking implant cleats that will provide a knotless repair and allow the surgeon to complete an entire meniscal repair with one device without leaving the joint; CrossFT BC™ biocomposite suture anchor for rotator cuff repair; PRO6140 & PRO6240 pin drivers, to allow the use of one device during procedures such as total joint arthroplasty, trauma, sports medicine surgeries as well as small bone orthopedics; and the Altrus® Thermal Tissue Fusion System, which utilizes thermal energy to seal, cut, grasp, and dissect vessels up to 7mm in size utilizing a closed feedback loop between the energy source and the single-use handpiece to precisely control the desired effect on tissue.

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets have recently presented significant business challenges.  While we are cautiously optimistic that the overall global economic environment is improving and experienced a return to revenue growth in 2010 and the first half of 2011, there can be no assurance that the improvement in the economic environment will be sustained.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

Over the past few years we successfully completed certain of our operational restructuring plans whereby we consolidated manufacturing and distribution centers as well as restructured certain of our administrative functions.  We continue to restructure both operations and administrative functions as necessary throughout the organization.  However, we cannot be certain such activities will be completed in the estimated time period or that planned cost savings will be achieved.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2010 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended June 30, 2011.

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

•
We place certain of our capital equipment with customers on a loaned basis in return for commitments to purchase related single-use products over time periods generally ranging from one to three years.  In these circumstances, no revenue is recognized upon capital equipment shipment as the equipment is loaned and subject to return if certain minimum single-use purchases are not met.  Revenue is recognized upon the sale and shipment of the related single-use products.  The cost of the equipment is amortized over its estimated useful life.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.0 million at June 30, 2011 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $294.9 million and other intangible assets of $186.9 million as of June 30, 2011.

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

For the three and six months ending June 30, 2011 we recorded pension expense of $0.0 million and $0.5 million, respectively.  Pension expense in 2011 is expected to be $1.0 million compared to expense of $0.9 million in 2010.  In addition, we will be required to contribute approximately $2.1 million to the pension plan for the 2011 plan year.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $38.3 million at June 30, 2011.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.3	50.1	48.1	49.0
Gross profit	51.7	49.9	51.9	51.0
Selling and administrative expense	39.5	37.0	39.7	37.6
Research and development expense	3.6	3.7	4.0	4.0
Other expense	0.5	0.1	0.3	0.2
Income from operations	8.1	9.1	7.9	9.2
Loss on early extinguishment of debt	0.0	0.0	0.0	0.0
Amortization of bond discount	0.6	0.6	0.6	0.6
Interest expense	1.0	0.9	1.0	1.0
Income before income taxes	6.5	7.6	6.3	7.6
Provision for income taxes	2.5	2.8	2.2	2.9
Net income	4.0%	4.8%	4.1%	4.7%

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Sales for the quarterly period ended June 30, 2011 were $183.2 million, an increase of $2.1 million (1.2%) compared to sales of $181.1 million in the comparable 2010 period with increases across all product lines except Arthroscopy and Patient Care.  In local currency, excluding the effects of the hedging program, sales decreased 0.3%.  Sales of capital equipment decreased $2.8 million (-6.5%) to $40.1 million in the second quarter of 2011 from $42.9 million in the same period a year ago; sales of single-use products increased $4.9 million (3.5%) to $143.1 million in the second quarter of 2011 from $138.2 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 8.0% while single-use products increased 2.0%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales increased to $91.8 million in the quarterly period ended June 30, 2011 as compared to $87.4 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins decreased 1.8 percentage points to 49.9% in the quarterly period ended June 30, 2011 as compared to 51.7% in the same period a year ago.  The decrease in gross profit margins of 1.8 percentage points is primarily a result of unfavorable manufacturing production variances related to absorbing fixed costs into inventory that arose in the fourth quarter of 2010 when manufacturing production was conducted at lower levels in order to reduce inventory.  In periods where we reduce our inventory levels to manage inventory carrying costs, the inventory we produce is carried at a higher unit cost due to absorbing those fixed costs over lower production levels. As a result, when that inventory is sold in subsequent periods, the gross profit margin on those sales is lower.  We experienced this reduced gross profit margin in the second quarter of 2011.

Selling and administrative expense decreased to $67.9 million in the quarterly period ended June 30, 2011 as compared to $71.5 million in the same period a year ago as our restructuring and cost control efforts more than offset the approximately $2.6 million unfavorable impact on expenses of foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago).  Selling and administrative expense as a percentage of net sales decreased to 37.0% in the quarterly period ended June 30, 2011 as compared to 39.5% in the same period a year ago as selling and administrative expense declined 5.1% while sales increased 1.2%.

Research and development expense totaled $6.8 million in the quarterly period ended June 30, 2011 as compared to $6.4 million in the same period a year ago.  As a percentage of net sales, research and development expense remained relatively flat at 3.7% in the quarterly period ending June 30, 2011 compared to 3.6% in the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended June 30, 2011 consisted of a $0.1 million charge related to the consolidation of administrative functions in our Utica, NY facility.  Other expense in the quarterly period ended June 30, 2010 consisted of a $1.0 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.

During the quarterly period ended June 30, 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  See additional discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 4 to the Consolidated Condensed Financial Statements.

Amortization of debt discount was $1.1 million in the quarterly period ended June 30, 2011 and in the same period a year ago.

Interest expense in the quarterly period ended June 30, 2011 was $1.7 million compared to $1.8 million in the same period a year ago.  The interest expense decreased due to lower weighted average borrowings outstanding in the quarterly period ended June 30, 2011 as compared to the same period a year ago offset by higher weighted average interest rates.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility for the quarterly period ended June 30, 2010) increased to 3.74% in the quarterly period ended June 30, 2011 as compared to 3.17% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 37.5% for the quarterly period ended June 30, 2011 compared to the 38.5% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended June 30, 2011 is lower than that recorded in the same period a year ago as a result of the 2011 tax rate including the benefit of the research and development tax credit which was not included in 2010.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2010, Note 6 to the Consolidated Financial Statements.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Sales for the six months ended June 30, 2011 were $366.7 million, an increase of $9.2 million (2.6%) compared to sales of $357.5 million in the comparable 2010 period with increases across all product lines except Arthroscopy and Patient Care.  In local currency, excluding the effects of the hedging program, sales increased 1.9%.  Sales of capital equipment increased $1.0 million (1.2%) to $82.0 million in the six months ended June 30, 2011 from $81.0 million in the same period a year ago; sales of single-use products increased $8.2 million (3.0%) to $284.7 million in the six months ended June 30, 2011 from $276.5 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment increased 0.5% and single-use products increased 2.3%.

Cost of sales increased to $179.5 million in the six months ended June 30, 2011 as compared to $172.0 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins decreased 0.9 percentage points to 51.0% in the six months ended June 30, 2011 as compared to 51.9% in the same period a year ago.  The decrease in gross profit margins of 0.9 percentage points is primarily a result of unfavorable manufacturing production variances related to absorbing fixed costs into inventory that arose in the fourth quarter of 2010 as further described above.

Selling and administrative expense decreased to $137.9 million in the six months ended June 30, 2011 as compared to $142.0 million in the same period a year ago as our restructuring and cost control efforts more than offset the approximately $3.3 million unfavorable impact on expenses of foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago).  Selling and administrative expense as a percentage of net sales decreased to 37.6% in the six months ended June 30, 2011 as compared to 39.7% in the same period a year ago as selling and administrative expense declined 2.9% while sales increased 2.6%.

Research and development expense totaled $14.5 million in the six months ended June 30, 2011 as compared to $14.1 million in the same period a year ago.  As a percentage of net sales, research and development expense remained flat at 4.0% for the six months ended June 30, 2011 compared to the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the six months ended June 30, 2011 consisted of a $0.8 million charge related to the consolidation of administrative functions in our Utica, NY facility.  Other expense in the six months ended June 30, 2010 consisted of a $1.0 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.

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

Amortization of debt discount was $2.2 million in the six months ended June 30, 2011 compared to $2.1 million in the same period a year ago.

Interest expense remained flat at $3.5 million in the six months ended June 30, 2011 and in the same period a year ago.  Interest expense remained flat due to lower weighted average borrowings outstanding in the six month period ended June 30, 2011 as compared to the same period a year ago offset by higher weighted average interest rates.  The weighted average interest rate on our borrowings (inclusive of the finance charge on our accounts receivable sale facility for the six month period ended June 30, 2010) increased to 3.67% in the six months ended June 30, 2011 as compared to 3.14% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 37.4% for the six months ended June 30, 2011 compared to the 35.4% effective tax rate recorded in the same period a year ago.  The effective tax rate for the six months ended June 30, 2011 is higher than that recorded in the same period a year ago as 2010 included the settlement of our 2008 IRS examination, and a resulting decrease to our reserves and income tax expense.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2010, Note 6 to the Consolidated Financial Statements.

Operating Segment Results:

 Segment information is prepared on the same basis that we review financial information for operational decision-making purposes.  CONMED conducts its business through five principal operating segments, CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  We believe each of our segments are similar in the nature of their products, production processes, customer base, distribution methods and regulatory environment.  Our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments also have similar economic characteristics and therefore qualify for aggregation.  Our CONMED Patient Care and CONMED Endoscopic Technologies operating units do not qualify for aggregation since their economic characteristics do not meet the criteria for aggregation as a result of the lower overall operating margin in these segments.

The following tables summarize the Company’s results of operations by segment for the three and six month periods ended June 30, 2010 and 2011.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Net sales	$151,698	$154,087	$299,104	$309,012

Income from
operations	21,271	20,529	38,527	44,804

Operating Margin	14.0%	13.3%	12.9%	14.5%

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

•
Arthroscopy sales decreased $4.3 million (-5.7%) in the quarter ended June 30, 2011 to $70.6 million from $74.9 million in the same period a year ago mainly due to lower sales of our video imaging products for arthroscopy and general surgery.  In local currency, excluding the effects of the hedging program, sales decreased 7.5%.  Sales of capital equipment decreased $6.9 million (-33.7%) to $13.6 million in the second quarter of 2011 from $20.5 million in the same period a year ago; sales of single-use products increased $2.6 million (4.8%) to $57.0 million in the second quarter of 2011 from $54.4 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 34.3% while single-use products increased 2.6%.  Arthroscopy sales decreased $1.1 million (-0.7%) in the six months ended June 30, 2011 to $146.0 million from $147.1 million in the same period a year ago mainly due to lower sales of our video imaging products for arthroscopy and general surgery. In local currency, excluding the effects of the hedging program, sales decreased 1.6%.  Sales of capital equipment decreased $6.9 million (-18.3%) to $30.9 million in the six months ended June 30, 2011 from $37.8 million in the same period a year ago;  sales of single-use products increased $5.8 million (5.3%) to $115.1 million in the six months ended June 30, 2011 from $109.3 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 18.4% while single-use products increased 4.2%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

•
Powered surgical instrument sales increased $2.6 million (7.3%) in the quarterly period ended June 30, 2011 to $38.3 million from $35.7 million in the comparable 2010 period mainly due to increases in large bone handpiece products and our burs and blades.  In local currency, excluding the effects of the hedging program, sales increased 4.8%.  Sales of capital equipment increased $1.9 million (11.4%) to $18.5 million in the second quarter of 2011 from $16.6 million in the same period a year ago; sales of single-use products increased $0.7 million (3.7%) in the second quarter of 2011 to $19.8 million from $19.1 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 9.1% while single-use products increased 1.1%.  Powered surgical instrument sales increased $5.7 million (8.1%) in the six months ended June 30, 2011 to $76.4 million from $70.7 million in the comparable 2010 period mainly due to increases in our large bone handpiece products and burs and blades.  In local currency, excluding the effects of the hedging program, sales increased 6.9%.  Sales of capital equipment increased $4.8 million (15.3%) to $36.2 million in the six months ended June 30, 2011 from $31.4 million in the same period a year ago; sales of single-use products increased $0.9 million (2.3%) to $40.2 million in the six months ended June 30, 2011 from $39.3 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 14.1% while single-use products increased 1.0%.

•
Electrosurgery sales increased $2.1 million (8.8%) in the quarterly period ended June 30, 2011 to $26.1 million from $24.0 million in the comparable 2010 period mainly due to increased sales of generators and our new smoke evacuation accessories.  In local currency, excluding the effects of the hedging program, sales increased 7.9%.  Sales of capital equipment increased $2.2 million (37.9%) to $8.0 million in the second quarter of 2011 from $5.8 million in the same period a year ago;  sales of single-use products decreased $0.1 million (-0.5%) to $18.1 million in the second quarter of 2011 from $18.2 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment increased 36.2% while single-use products decreased 1.1%.  Electrosurgery sales increased $2.6 million (5.5%) in the six months ended June 30, 2011 to $49.7 million from $47.1 million in the comparable 2010 period mainly due to increased sales of generators and our new smoke evacuation accessories.  In local currency, excluding the effects of the hedging program, sales increased 4.9%.  Sales of capital equipment increased $3.1 million (26.3%) to $14.9 million in the six months ended June 30, 2011 from $11.8 million in the same period a year ago;  sales of single-use products decreased $0.5 million (-1.4%) to $34.8 million in the six months ended June 30, 2011 from $35.3 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 24.6% while single-use products decreased 1.7%.

•
Endosurgery sales increased $2.0 million (11.7%) in the quarterly period ended June 30, 2011 to $19.1 million compared to $17.1 million in the same period a year ago mainly due to increased sales of our VCARE and suction/irrigation products. In local currency, excluding the effects of the hedging program, sales increased 10.6%. Endosurgery sales increased $2.8 million (8.2%) in the six months ended June 30, 2011 to $37.0 million from $34.2 million in the comparable 2010 period mainly due to increased sales of our VCARE and suction/irrigation products.  In local currency, excluding the effects of the hedging program, sales increased 7.9%.

•
Operating margins as a percentage of net sales decreased 0.7 percentage points to 13.3% in the quarterly period ended June 30, 2011 compared to 14.0% in 2010 principally as a result of lower gross margins (1.0 percentage points) is primarily a result of unfavorable manufacturing production variances related to absorbing fixed costs into inventory that arose in the fourth quarter of 2010 as further described above offset by 2010 including charges related to the restructuring of administrative functions in our CONMED Linvatec division (0.6 percentage points).

•
Operating margins as a percentage of net sales increased 1.6 percentage points to 14.5% in the six months ended June 30, 2011 compared to 12.9% in 2010 principally as a result of lower spending on selling and administrative expenses (1.5 percentage points) and 2010 including charges related to the restructuring of administrative functions in our CONMED Linvatec division (0.3 percentage points).

CONMED Patient Care

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Net sales	$17,461	$16,636	$34,620	$33,260

Income (loss) from
operations	1,200	(999)	1,546	(1,735)

Operating Margin	6.9%	(6.0%)	4.5%	(5.2%)

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $0.9 million (-5.1%) in the quarter ended June 30, 2011 to $16.6 million from $17.5 million in the same period a year ago mainly due to decreased sales of I.V. devices and ECG electrodes.  In local currency, excluding the effects of the hedging program, sales decreased 4.6%.  Patient Care sales decreased $1.5 million (-4.3%) in the six months ended June 30, 2011 to $33.2 million from $34.7 million in the same period a year ago as a result of decreased sales of I.V. devices and ECG electrodes.  In local currency, excluding the effects of the hedging program, sales decreased 3.8%.

•
Operating margins as a percentage of net sales decreased 12.9 percentage points to (-6.0%) for the quarter ended June 30, 2011 compared to 6.9% in 2010 while operating margins decreased 9.7 percentage points to (-5.2%) for the six months ended June 30, 2011 compared to 4.5% in the same period a year ago. The decrease in operating margins of 12.9 percentage points and 9.7 percentage points, in the quarter and six months ended June 30, 2011, respectively was driven by $0.1 million $0.6 million, respectively, in administrative restructuring charges (0.6 and 1.8 percentage points, respectively) and lower gross margins as a result of lower sales volumes (13.9 and 8.8 percentage points, respectively), offset by lower administrative expenses (1.6 and 0.9 percentage points, respectively).

CONMED Endoscopic Technologies

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Net sales	$11,927	$12,513	$23,727	$24,414

Income (loss) from
operations	(237)	355	(38)	165

Operating Margin	(2.0%)	2.8%	(0.2%)	0.7%

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales increased $0.6 million (5.0%) in the quarter ended June 30, 2011 to $12.5 million compared to $11.9 million in the same period a year ago due to increased sales of our bite blocks and cleaning brushes.  In local currency, excluding the effects of the hedging program, sales increased 3.4%.  Endoscopic Technologies sales increased $0.7 million (3.0%) in the six months ended June 30, 2011 to $24.4 million from $23.7 million in the same period a year ago due to increased sales of our bite blocks, cleaning brushes and polypectomy products.  In local currency, excluding the effects of the hedging program, sales increased 1.7%.

•
Operating margins as a percentage of net sales increased 4.8 percentage points  to 2.8% in the  quarterly period ending June 30, 2011 compared to    -2.0% in 2010.  The increase in operating margins in the quarter ending June 30, 2011 is principally due to overall lower selling and administrative expenses (5.9 percentage points) offset by increased spending in research and development (0.8 percentage points) and lower gross margins (0.3 percentage points) due to product mix.  Operating  margins increased 0.9 percentage points to 0.7% in the six months ended June 30, 2011 compared to -0.2% in the same period a year ago.  The increase in operating margins in the six months ending June 30, 2011 is principally due to overall lower selling and administrative expenses (4.6 percentage points) offset by increased spending in research and development (1.2 percentage points), $0.2 million in administrative restructuring charges during the first quarter of 2011 (0.8 percentage points) and lower gross margins (1.7 percentage points) primarily a result of unfavorable manufacturing production variances related to absorbing fixed costs into inventory that arose in the fourth quarter of 2010 as further described above.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the senior credit agreement.  We have historically met these liquidity requirements with funds generated from operations, including sales of accounts receivable and borrowings under our revolving credit facility.  In addition, we have historically used term borrowings, including borrowings under the senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions.  We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

Cash provided by operations

Our net working capital position was $157.8 million at June 30, 2011.  Net cash provided by operating activities was $40.2 million in the six months ended June 30, 2011 and $5.5 million in the same period a year ago.

The increase in cash provided by operating activities is primarily the result of a new accounting pronouncement effective January 1, 2010, which required accounts receivable sold under our accounts receivable sale agreement to be recorded as additional borrowings rather than as a reduction in accounts receivable.  Accordingly, in the six months ended June 30, 2010, $29.0 million in cash collections related to accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations while net sales of additional accounts receivable generated subsequent to January 1, 2010 have been reflected as an increase in cash flows from financing activities.  We terminated this agreement on November 4, 2010 at which time we repaid the outstanding balance in full.

Investing cash flows

Net cash used in investing activities in the quarterly period ended June 30, 2011 consisted primarily of capital expenditures.  Capital expenditures were $7.2 million and $8.6 million for the six month periods ended June 30, 2010 and 2011, respectively and are expected to approximate $20.0 million in 2011.

Financing cash flows

Net cash used in financing activities during 2011 consisted of the following:  $5.5 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan, $22.0 million in repayments on our revolver under our senior credit agreement, $0.7 million in repayments of term borrowings under our senior credit agreement, and $0.4 million in repayments of our mortgage notes.

           On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility expiring on November 30, 2015.  The senior credit agreement continues to consist of a $135.0 million term loan of which $54.3 million was outstanding as of June 30, 2011. There were no borrowings outstanding on the $250.0 million revolving credit facility as of June 30, 2011.  Our available borrowings on the revolving credit facility at June 30, 2011 were $240.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $0.7 million for the remainder of 2011, $0.3 million due on March 31, 2012, $31.7 million due June 30, 2012 and the remaining $21.5 million due on September 30, 2012.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.69% at June 30, 2011) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of June 30, 2011. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $10.0 million at June 30, 2011.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $112.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the quarterly period ended June 30, 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of June 30, 2011, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes, and therefore we have classified the Notes as a current liability.  If the Notes are put to us on November 15, 2011, we plan to utilize our $250.0 million revolving credit facility for payment of the Notes.

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

Our Board of Directors has authorized a share repurchase program under which we may repurchase up to $100.0 million of our common stock, although no more than $50.0 million in any calendar year.  We did not repurchase any shares during the first six months of 2011.  The remaining availability under the Board of Directors’ authorization for stock repurchases is $23.8 million.  In the past, we have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2010 and 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York, Largo, Florida and Goleta, California to our manufacturing facility in Chihuahua, Mexico.  We incurred $1.0 million and $1.7 million, respectively, in costs associated with the restructuring during the three and six months ended June 30, 2011.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

During 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.1 million and $0.8 million, respectively, in related costs consisting principally of severance charges in the three and six months ended June 30, 2011.

We will continue to restructure both our operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  Based on criteria included in FASB guidance, no material accruals have been recorded at this time.  We estimate restructuring costs will approximate $4.0 million to $5.0 million in 2011 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and six month periods ended June 30, 2011.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2010 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2011.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2011 and 2010, (ii) the Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date: July 29, 2011

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to the Consolidated Condensed Financial Statements for the six months ended June 30, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.