Form 10-Q
period 2011-09-30
CONMED CORP
filed 2011-11-01
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2011	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 27, 2011 is 27,918,777 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net sales	$172,195	$172,814	$529,646	$539,500

Cost of sales	83,212	81,503	255,185	261,018

Gross profit	88,983	91,311	274,461	278,482

Selling and administrative expense	66,091	68,350	208,137	206,290

Research and development expense	7,399	7,021	21,522	21,499

Other expense	291	—	1,261	792

	73,781	75,371	230,920	228,581

Income from operations	15,202	15,940	43,541	49,901

Loss on early extinguishment
of debt	—	—	79	—

Amortization of debt discount	1,059	1,131	3,167	3,338

Interest expense	1,749	1,670	5,269	5,182

Income before income taxes	12,394	13,139	35,026	41,381

Provision for income taxes	3,636	4,928	11,643	15,495

Net income	$8,758	$8,211	$23,383	$25,886

Per share data:

Net Income
Basic	$0.31	$0.29	$0.81	$0.91
Diluted	0.31	0.29	0.80	0.90

Weighted average common shares
Basic	28,425	28,348	28,896	28,355
Diluted	28,521	28,546	29,073	28,734

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2010	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,417	$39,883
Accounts receivable, net	145,350	130,881
Inventories	172,796	174,795
Deferred income taxes	8,476	8,719
Prepaid expenses and other current assets	11,153	15,833
Total current assets	350,192	370,111
Property, plant and equipment, net	140,895	139,585
Deferred income taxes	2,009	2,260
Goodwill	295,068	295,009
Other intangible assets, net	190,091	185,353
Other assets	7,518	6,874
Total assets	$985,773	$999,192

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$110,433	$166,383
Accounts payable	21,692	20,761
Accrued compensation and benefits	28,411	25,922
Income taxes payable	973	1,661
Other current liabilities	18,357	17,877
Total current liabilities	179,866	232,604

Long-term debt	85,182	9,119
Deferred income taxes	106,046	120,545
Other long-term liabilities	28,116	27,170
Total liabilities	399,210	389,438

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2010 and 2011, respectively	313	313
Paid-in capital	319,406	320,395
Retained earnings	354,020	379,575
Accumulated other comprehensive loss	(15,861)	(12,484)
Less: 3,077,377 and 3,389,079 shares of common stock
in treasury, at cost in 2010 and 2011, respectively	(71,315)	(78,045)
Total shareholders’ equity	586,563	609,754
Total liabilities and shareholders’ equity	$985,773	$999,192

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2010	2011
Cash flows from operating activities:
Net income	$23,383	$25,886
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	12,863	13,700
Amortization of debt discount	3,167	3,338
Amortization, all other	15,064	14,764
Stock-based compensation expense	3,264	3,714
Deferred income taxes	10,636	11,961
Loss on early extinguishment of debt	79	—
Sale of accounts receivable to
(collections on behalf of) purchaser	(29,000)	—
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	13,600	14,745
Inventories	(28,198)	(10,768)
Accounts payable	(301)	2,285
Income taxes payable	(579)	829
Accrued compensation and benefits	599	(2,507)
Other assets	(597)	(2,897)
Other liabilities	(8,690)	1,659
	(8,093)	50,823
Net cash provided by operating activities	15,290	76,709

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,855)	(12,672)
Payments related to business acquisitions	(5,226)	(72)
Net cash used in investing activities	(16,081)	(12,744)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	952	5,759
Repurchase of treasury stock	(22,977)	(15,021)
Payments on senior credit agreement	(1,012)	(23,013)
Proceeds from senior credit agreement	7,000	—
Payments on mortgage notes	(404)	(438)
Proceeds from secured borrowings, net	24,000	—
Payments on senior subordinated notes	(2,933)	—
Net change in cash overdrafts	2,418	(3,148)
Net cash provided by
(used in) financing activities	7,044	(35,861)

Effect of exchange rate changes
on cash and cash equivalents	173	(638)

Net increase in cash and cash equivalents	6,426	27,466

Cash and cash equivalents at beginning of period	10,098	12,417

Cash and cash equivalents at end of period	$16,524	$39,883
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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive income

Comprehensive income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Net income	$8,758	$8,211	$23,383	$25,886

Other comprehensive income:
Pension liability, net of
income tax	207	249	621	746
Cash flow hedging gain (loss),
net of income tax	(2,876)	4,292	(1,412)	3,517
Foreign currency
translation adjustment	7,468	(6,315)	114	(886)

Comprehensive income	$13,557	$6,437	$22,706	29,263

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2010	$(1,245)	$(18,482)	$3,866	$(15,861)

Pension liability,
net of income tax	—	746	—	746

Cash flow hedging gain,
net of income tax	3,517	—	—	3,517

Foreign currency translation
adjustments	—	—	(886)	(886)

Balance, September 30, 2011	$2,272	$(17,736)	$2,980	$(12,484)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2011 which have been accounted for as cash flow hedges totaled $80.4 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $0.4 million and ($0.9 million) for the three months ended September 30, 2010 and 2011, respectively and $2.7 million and ($4.4 million) for the nine months ended September 30, 2010 and 2011, respectively.  Net unrealized gains on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $2.3 million at September 30, 2011.  These unrealized gains and any subsequent changes in fair value will be recognized in the consolidated statements of operations in 2011 and 2012 as the related forward contracts mature and gains and losses are realized.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2011 which have not been designated as hedges totaled $30.2 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated ($1.1 million) and $1.7 million for the three months ended September 30, 2010 and 2011, respectively, offsetting gains (losses) on our intercompany receivables of $1.1 million and ($1.6 million) for the three months ended September 30, 2010 and 2011, respectively.  Net realized gains recognized in connection with those forward contracts not accounted for as hedges approximated $0.2 million and $0.0 million for the nine months ended September 30, 2010 and 2011, respectively, offsetting gains (losses) on our intercompany receivables of ($0.6 million) and $0.0 million for the nine months ended September 30, 2010 and 2011, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at September 30, 2011:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current assets	$3,769	Other current assets	$(166)	$3,603

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current assets	22	Other current assets	—	22

Total derivatives		$3,791		$(166)	$3,625

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $3.6 million in other current assets.

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

As of September 30, 2011, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Liabilities carried at fair value and measured on a recurring basis as of September 30, 2011 consist of forward foreign exchange contracts and two embedded derivatives associated with our 2.50% convertible senior subordinated notes (the “Notes”).  The value of the forward foreign exchange contracts was determined within Level 2 of the valuation hierarchy and is listed in the table above.  The value of the two embedded derivatives associated with the Notes was determined within Level 2 of the valuation hierarchy and was not material either individually or in the aggregate to our financial position, results of operations or cash flows.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the Notes approximate fair value.  The fair value of the Notes approximated $111.7 million and $111.5 million at December 31, 2010 and September 30, 2011, respectively, based on their quoted market price.  During the quarter ended June 30, 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2010	September 30, 2011

Raw materials	$49,038	$48,783
Work-in-process	15,460	17,592
Finished goods	108,298	108,420
Total	$172,796	$174,795

Note 6 – Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Net income	$8,758	$8,211	$23,383	$25,886

Basic – weighted average shares
outstanding	28,425	28,348	28,896	28,355

Effect of dilutive potential
securities	96	198	177	379

Diluted – weighted average
shares outstanding	28,521	28,546	29,073	28,734

Net income
Basic	$0.31	$0.29	$0.81	$0.91
Diluted	0.31	0.29	0.80	0.90

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 1.9 million and 1.5 million for the three and nine months ended September 30, 2010, respectively. Shares excluded from the calculation of diluted EPS aggregated 1.5 million and 0.8 million for the three and nine months ended September 30, 2011, respectively.  The shares used in the calculation of diluted EPS also exclude potential shares issuable under the Notes.  Upon conversion of the Notes, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note's conversion value in excess of such principal amount.  As of September 30, 2011, our share price has not exceeded the conversion price of the Notes, therefore the conversion value was less than the principal amount of the Notes.  Accordingly, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.  The maximum number of shares we may issue with respect to the Notes is 5,750,000.

Note 7 – Goodwill and other intangible assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

Balance as of January 1, 2011	$295,068

Foreign currency translation	(59)

Balance as of September 30, 2011	$295,009

  Goodwill associated with each of our principal operating units is as follows:

	December 31, 2010	September 30, 2011
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,682	175,623

CONMED Patient Care	60,302	60,302

Balance	$295,068	$295,009

  Other intangible assets consist of the following:

	December 31, 2010		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$127,594	$(40,801)	$127,594	$(44,034)

Patents and other intangible assets	47,178	(32,224)	47,292	(33,843)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

Balance	$263,116	$(73,025)	$263,230	$(77,877)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,536 and $4,587 in the three and nine months ended September 30, 2010, respectively, and $1,603 and $4,852 in the three and nine months ended September 30, 2011, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated amortization expense for the year ending December 31, 2011, including the nine month period ended September 30, 2011 and for each of the five succeeding years is as follows:

2011	5,981
2012	6,035
2013	5,808
2014	5,363
2015	4,720
2016	4,619

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2010	2011

Balance as of January 1,	$3,383	$3,363

Provision for warranties	2,478	3,537

Claims made	(2,556)	(3,273)

Balance as of September 30,	$3,305	$3,627

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Service cost	$44	$70	$133	$211

Interest cost on projected
benefit obligation	1,006	880	3,019	2,639

Expected return on plan assets	(1,003)	(1,094)	(3,012)	(3,283)

Net amortization and deferral	328	394	985	1,183

Net periodic pension cost	$375	$250	$1,125	$750

We are required and expect to make $2.1 million in contributions to our pension plan for 2011. We contributed $1.0 million during the first nine months of 2011 and expect to contribute the remaining $1.1 million during the remainder of 2011.

Note 10 – Other expense

Other expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Administrative consolidation costs	$291	$—	$1,261	$792

Other expense	$291	$—	$1,261	$792

During 2011, we consolidated certain administrative functions in our Utica, New York facility.  For the nine months ending September 30, 2011, we incurred $0.8 million in related costs consisting principally of severance charges.

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

The following is net sales information by product line and reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Arthroscopy	$68,229	$69,384	$215,303	$215,449
Powered Surgical Instruments	34,645	34,790	105,404	111,081
CONMED Linvatec	102,874	104,174	320,707	326,530
CONMED Electrosurgery	23,788	23,298	70,836	72,923
CONMED Endosurgery	16,750	17,676	50,973	54,707
CONMED Linvatec, Endosurgery,
and Electrosurgery	143,412	145,148	442,516	454,160
CONMED Patient Care	16,273	15,347	50,893	48,607
CONMED Endoscopic Technologies	12,510	12,319	36,237	36,733
Total	$172,195	$172,814	$529,646	$539,500

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

CONMED Endosurgery, Electrosurgery and Linvatec	$20,056	$21,607	$58,583	$66,411
CONMED Patient Care	(367)	(785)	1,179	(2,520)
CONMED Endoscopic Technologies	109	520	71	685
Corporate	(4,596)	(5,402)	(16,292)	(14,675)
Income from operations	15,202	15,940	43,541	49,901

Loss on early extinguishment
of debt	—	—	79	—
Amortization of debt discount	1,059	1,131	3,167	3,338
Interest expense	1,749	1,670	5,269	5,182

Income before income taxes	$12,394	$13,139	$35,026	$41,381

Note 12 – Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, or other federal and state agencies or foreign governments or government agencies.  These subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligations of a third party, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that have been material to our financial statements or condition, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis.  There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

New plant/facility
consolidation costs	$259	$826	$1,818	$2,566

Restructuring costs
included in cost of sales	$259	$826	$1,818	$2,566

Administrative
consolidation costs	$291	$—	$1,261	$792

Restructuring costs
included in other expense	$291	$—	$1,261	$792

During 2010 and 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York, Largo, Florida and Goleta, California to our manufacturing facility in Chihuahua, Mexico.  We incurred $0.3 million and $1.8 million in costs associated with the restructuring during the three and nine months ending September 30, 2010.  We incurred $0.8 million and $2.6 million in the three and nine months ending September 30, 2011.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Arthroscopy	39.6%	40.2%	40.7%	39.9%
Powered Surgical Instruments	20.1	20.1	19.9	20.6
Electrosurgery	13.8	13.5	13.4	13.5
Endosurgery	9.7	10.2	9.6	10.2
Patient Care	9.5	8.9	9.6	9.0
Endoscopic Technologies	7.3	7.1	6.8	6.8
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and nine months ended September 30, 2011, international sales approximated 49% and 50%, respectively, of total net sales.

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

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets have recently presented significant business challenges.  While we are cautiously optimistic that the overall global economic environment is improving and experienced a return to revenue growth in 2010 and the first nine months of 2011, there can be no assurance that the improvement in the economic environment will be sustained.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards.  We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiatives.  However, there can be no assurance that our actions will ensure that we will not receive a warning letter or be the subject of other regulatory action, which may include consent decrees or fines, that we will not conduct product recalls or that we will not experience temporary or extended periods during which we may not be able to sell products in foreign countries.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2010 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended September 30, 2011.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.0 million at September 30, 2011 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $295.0 million and other intangible assets of $185.4 million as of September 30, 2011.

In accordance with Financial Accounting Standards Board (“FASB”) guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  We completed our goodwill impairment testing as of October 1, 2010 and determined that no impairment existed at that date.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBIT multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 76% to 121%.  Our CONMED Patient Care operating unit has the least excess of fair value over carrying value of our reporting units;    we therefore utilized both a market-based approach and an income approach when performing impairment testing with the resultant fair value exceeding carrying value by 15%.  The income approach contained certain key assumptions including that revenue would resume historical growth patterns in 2011 while including certain cost savings associated with the operational restructuring plan completed during 2010.  We continue to monitor events and circumstances for triggering events which would more likely than not reduce the fair value of any of our reporting units and require us to perform impairment testing. Although we believe there have been no triggering events in any of our reporting units, we have concluded that it is reasonably possible that goodwill related to our Patient Care reporting unit may become impaired in future periods. The Company continues to monitor and evaluate the financial performance of the Patient Care business to assess the potential for the fair value of the reporting unit to decline below its book value.

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

Pension Plan

We sponsor a defined benefit pension plan (“the plan”) covering substantially all our United States-based employees.  The plan was frozen effective May 14, 2009.  Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets and expected mortality.  Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date.  A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

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

For the three and nine months ending September 30, 2011 we recorded pension expense of $0.3 million and $0.8 million, respectively.  Pension expense in 2011 is expected to be $1.0 million compared to expense of $0.9 million in 2010.  In addition, we will be required to contribute approximately $2.1 million to the pension plan for the 2011 plan year.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $38.3 million at September 30, 2011.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.3	47.2	48.2	48.4
Gross profit	51.7	52.8	51.8	51.6
Selling and administrative expense	38.4	39.5	39.3	38.2
Research and development expense	4.3	4.1	4.1	4.0
Other expense	0.2	—	0.2	0.1
Income from operations	8.8	9.2	8.2	9.3
Loss on early extinguishment of debt	0.0	0.0	0.0	0.0
Amortization of bond discount	0.6	0.6	0.6	0.6
Interest expense	1.0	1.0	1.0	1.0
Income before income taxes	7.2	7.6	6.6	7.7
Provision for income taxes	2.1	2.9	2.2	2.9
Net income	5.1%	4.7%	4.4%	4.8%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Sales for the quarterly period ended September 30, 2011 were $172.8 million , an increase of $0.6 million (0.3%) compared to sales of $172.2 million in the same period a year ago with increases across Arthroscopy, Powered Surgical Instruments and EndoSurgery product lines.  In local currency, excluding the effects of the hedging program, sales decreased 1.7%.  Sales of capital equipment decreased $2.8 million (-7.0%) to $37.3 million in the third quarter of 2011 from $40.1 million in the same period a year ago; sales of single-use products increased $3.4 million (2.6%) to $135.5 million in the third quarter of 2011 from $132.1 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 9.0% while single-use products increased 0.5%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales decreased to $81.5 million in the quarterly period ended September 30, 2011 as compared to $83.2 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 1.1 percentage points to 52.8% in the quarterly period ended September 30, 2011 as compared to 51.7% in the same period a year ago.  The increase in gross profit margins of 1.1 percentage points is primarily a result of favorable foreign currency exchange rates on sales, product mix and efficiencies from our operational restructuring.

Selling and administrative expense increased to $68.4 million in the quarterly period ended September 30, 2011 as compared to $66.1 million in the same period a year ago. Foreign currency exchange rates (when compared to foreign currency exchange rates in the same period a year ago) accounted for approximately $2.1 million of the increase.  Selling and administrative expense as a percentage of net sales increased to 39.5% in the quarterly period ended September 30, 2011 as compared to 38.4% in the same period a year ago. This increase of 1.1 percentage points is primarily attributable to unfavorable foreign currency exchange rates during the quarter.

Research and development expense totaled $7.0 million in the quarterly period ended September 30, 2011 as compared to $7.4 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 4.1% in the quarterly period ending September 30, 2011 compared to 4.3% in the same period a year ago. The decrease of 0.2 percentage points is mainly a result of lower spending in our CONMED Patient Care division.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended September 30, 2010 consisted of a $0.3 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.

Amortization of debt discount was $1.1 million in the quarterly period ended September 30, 2011 and in the same period a year ago.

Interest expense in the quarterly period ended September 30, 2011 was $1.7 million and in the same period a year ago.  The interest expense remained flat on lower weighted average borrowings outstanding in the quarterly period ended September 30,

2011 as compared to the same period a year ago offset by higher weighted average interest rates.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility for the quarterly period ended September 30, 2010) increased to 3.79% in the quarterly period ended September 30, 2011 as compared to 3.10% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 37.5% for the quarterly period ended September 30, 2011 compared to the 29.3% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended September 30, 2011 is higher than that recorded in the same period a year ago as 2010 included the filing and IRS examination of the Federal corporate tax return for the 2009 tax year which resulted in the release of valuation allowance related to the company's net operating loss carryovers as well as additional income tax benefits for the Federal research and development credit.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2010, Note 6 to the Consolidated Financial Statements.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Sales for the nine months ended September 30, 2011 were $539.5 million, an increase of $9.9 million (1.9%) compared to sales of $529.6 million in the same period a year ago with increases across all product lines except Patient Care.  In local currency, excluding the effects of the hedging program, sales increased 0.7%.  Sales of capital equipment decreased $2.0 million (-1.7%) to $119.2 million in the nine months ended September 30, 2011 from $121.2 million in the same period a year ago; sales of single-use products increased $11.9 million (2.9%) to $420.3 million in the nine months ended September 30, 2011 from $408.4 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 2.7% and single-use products increased 1.7%.

Cost of sales increased to $261.0 million in the nine months ended September 30, 2011 as compared to $255.2 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins decreased 0.2 percentage points to 51.6% in the nine months ended September 30, 2011 as compared to 51.8% in the same period a year ago.  The decrease in gross profit margins of 0.2 percentage points is primarily a result of unfavorable manufacturing production variances related to absorbing fixed costs into inventory that arose in the fourth quarter of 2010 offset by favorable foreign currency exchange rates on sales, product mix and efficiencies from our operational restructuring.

Selling and administrative expense decreased to $206.3 million in the nine months ended September 30, 2011 as compared to $208.1 million in the same period a year ago as our restructuring and cost control efforts more than offset the approximately $5.4 million unfavorable impact on expenses of foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago).  Selling and administrative expense as a percentage of net sales decreased to 38.2% in the nine months ended September 30, 2011 as compared to 39.3% in the same period a year ago. This decrease of 1.1 percentage points is a result of our consolidation of administrative functions during 2010 and the first quarter of 2011 which more than offset the unfavorable foreign currency exchange rates on expenses.

Research and development expense totaled $21.5 million in the nine months ended September 30, 2011 and the same period a year ago.  As a percentage of net sales, research and development expense remained relatively flat at 4.0% for the nine months ended September 30, 2011 compared to 4.1% in the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2011 consisted of a $0.8 million charge related to the consolidation of administrative functions in our Utica, NY facility.  Other expense in the nine months ended September 30, 2010 consisted of a $1.3 million charge related to the consolidation of administrative functions in our CONMED Linvatec division.

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

Amortization of debt discount was $3.3 million in the nine months ended September 30, 2011 compared to $3.2 million in the same period a year ago.

Interest expense decreased to $5.2 million in the nine months ended September 30, 2011 compared to $5.3 million in the same period a year ago.  Interest expense decreased due to lower weighted average borrowings outstanding in the nine month period ended September 30, 2011 as compared to the same period a year ago offset by higher weighted average interest rates.  The weighted average interest rate on our borrowings (inclusive of the finance charge on our accounts receivable sale facility for the nine month period ended September 30, 2010) increased to 3.71% in the nine months ended September 30, 2011 as compared to 3.12% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 37.4% for the nine months ended September 30, 2011 compared to the 33.2% effective tax rate recorded in the same period a year ago.  The effective tax rate for the nine months ended September 30, 2011 is higher than that recorded in the same period a year ago as 2010 included the filing and IRS examination of the Federal corporate tax return for the 2009 tax year which resulted in the release of valuation allowance related to the company's net operating loss carryovers as well as additional income tax benefits for the Federal research and development credit.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2010, Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the three and nine month periods ended September 30, 2010 and 2011.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Net sales	$143,412	$145,148	$442,516	$454,160

Income from
operations	20,056	21,607	58,583	66,411

Operating margin	14.0%	14.9%	13.2%	14.6%

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

•
Arthroscopy sales increased $1.2 million (1.8%) in the quarter ended September 30, 2011 to $69.4 million from $68.2 million in the same period a year ago mainly due to higher procedure specific product sales offset by lower sales of our video imaging products for arthroscopy and general surgery.  In local currency, excluding the effects of the hedging program, sales decreased 1.2%.  Sales of capital equipment decreased $3.4 million (-18.5%) to $15.0 million in the third quarter of 2011 from $18.4 million in the same period a year ago; sales of single-use products increased $4.6 million (9.2%) to $54.4 million in the third quarter of 2011 from $49.8 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 20.7% while single-use products increased 6.0%.  Arthroscopy sales increased $0.2 million (0.1%) in the nine months ended September 30, 2011 to $215.5 million from $215.3 million in the same period a year ago mainly due to higher sales in our procedure specific products offset by lower sales of our video imaging products for arthroscopy and general surgery. In local currency, excluding the effects of the hedging program, sales decreased 1.4%.  Sales of capital equipment decreased $10.3 million (-18.3%) to $45.9 million in the nine months ended September 30, 2011 from $56.2 million in the same period a year ago;  sales of single-use products increased $10.5 million (6.6%) to $169.6 million in the nine months ended September 30, 2011 from

$159.1 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 19.3% while single-use products increased 4.9%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

•
Powered surgical instrument sales increased $0.2 million (0.6%) in the quarterly period ended September 30, 2011 to $34.8 million from $34.6 million in the same period a year ago mainly due to increases in large bone handpiece products.  In local currency, excluding the effects of the hedging program, sales decreased 2.3%.  Sales of capital equipment increased $0.1 million (0.6%) to $16.1 million in the third quarter of 2011 from $16.0 million in the same period a year ago; sales of single-use products increased $0.1 million (0.5%) in the third quarter of 2011 to $18.7 million from $18.6 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 1.3% and single-use products decreased 3.2%.  Powered surgical instrument sales increased $5.7 million (5.4%) in the nine months ended September 30, 2011 to $111.1 million from $105.4 million in the same period a year ago mainly due to increases in our large bone handpiece products and burs and blades.  In local currency, excluding the effects of the hedging program, sales increased 3.7%.  Sales of capital equipment increased $4.8 million (10.1%) to $52.3 million in the nine months ended September 30, 2011 from $47.5 million in the same period a year ago; sales of single-use products increased $0.9 million (1.6%) to $58.8 million in the nine months ended September 30, 2011 from $57.9 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 8.7% while single-use products decreased 0.3%.

•
Electrosurgery sales decreased $0.5 million (-2.1%) in the quarterly period ended September 30, 2011 to $23.3 million from $23.8 million in the same period a year ago mainly due to lower pencil and electrode sales.  In local currency, excluding the effects of the hedging program, sales decreased 2.9%.  Sales of capital equipment increased $0.5 million (8.8%) to $6.2 million in the third quarter of 2011 from $5.7 million in the same period a year ago;  sales of single-use products decreased $1.0 million (-5.5%) to $17.1 million in the third quarter of 2011 from $18.1 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment increased 7.0% while single-use products decreased 6.1%.  Electrosurgery sales increased $2.1 million (3.0%) in the nine months ended September 30, 2011 to $72.9 million from $70.8 million in the same period a year ago mainly due to increased sales of generators and our new smoke evacuation accessories.  In local currency, excluding the effects of the hedging program, sales increased 2.3%.  Sales of capital equipment increased $3.5 million (20.0%) to $21.0 million in the nine months ended September 30, 2011 from $17.5 million in the same period a year ago;  sales of single-use products decreased $1.4 million (-2.6%) to $51.9 million in the nine months ended September 30, 2011 from $53.3 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 20.1% while single-use products decreased 3.6%.

•
Endosurgery sales increased $0.9 million (5.4%) in the quarterly period ended September 30, 2011 to $17.7 million compared to $16.8 million in the same period a year ago mainly due to increased sales of our VCARE® and suction/irrigation products. In local currency, excluding the effects of the hedging program, sales increased 4.2%. Endosurgery sales increased $3.7 million (7.3%) in the nine months ended September 30, 2011 to $54.7 million from $51.0 million in the same period a year ago mainly due to increased sales of our VCARE® and suction/irrigation products.  In local currency, excluding the effects of the hedging program, sales increased 6.7%.

•
Operating margins as a percentage of net sales increased 0.9 percentage points to 14.9% in the quarterly period ended September 30, 2011 compared to 14.0% in 2010 principally as a result of higher gross margins (1.6 percentage points) due to favorable foreign currency exchange rates on sales offset by higher administrative expenses due to unfavorable foreign currency exchange rates on such expenses (0.7 percentage points).

•
Operating margins as a percentage of net sales increased 1.4 percentage points to 14.6% in the the nine months ended September 30, 2011 compared to 13.2% in 2010 principally as a result of higher gross margins (0.3 percentage points) , lower spending on selling and administrative expenses (0.9 percentage points) and 2010 including charges related to the restructuring of administrative functions in our CONMED Linvatec division (0.2 percentage points).

CONMED Patient Care

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Net sales	$16,273	$15,347	$50,893	$48,607

Income (loss) from
operations	(367)	(785)	1,179	(2,520)

Operating margin	(2.3)%	(5.1)%	2.3%	(5.2)%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $1.0 million (-6.1%) in the quarter ended September 30, 2011 to $15.3 million from $16.3 million in the same period a year ago mainly due to decreased sales of suction instruments and ECG electrodes.  In local currency, excluding the effects of the hedging program, sales decreased 6.1%.  Patient Care sales decreased $2.3 million (-4.5%) in the nine months ended September 30, 2011 to $48.6 million from $50.9 million in the same period a year ago as a result of decreased sales of I.V. devices and ECG electrodes.  In local currency, excluding the effects of the hedging program, sales decreased 4.7%.

•
Operating margins as a percentage of net sales decreased 2.8 percentage points to -5.1% for the quarter ended September 30, 2011 compared to -2.3% in 2010 principally as a result of lower gross margins as a result of lower sales volumes (6.7 percentage points) offset by lower administrative expenses (2.0 percentage points) due to our consolidation efforts during the early part of 2011 and lower research and development expense (1.9 percentage points).

•
Operating margins decreased 7.5 percentage points to -5.2% for the nine months ended September 30, 2011 compared to 2.3% in the same period a year ago.  The decrease in operating margins of 7.5 percentage points, in the nine months ended September 30, 2011 was principally a result of $0.6 million in administrative restructuring charges (1.2 percentage points) and lower gross margins as a result of lower sales volumes (8.1 percentage points) offset by lower administrative expenses (1.8 percentage points).

CONMED Endoscopic Technologies

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Net sales	$12,510	$12,319	$36,237	$36,733

Income from
operations	109	520	71	685

Operating margin	0.9%	4.2%	0.2%	1.9%

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales decreased $0.2 million (-1.6%) in the quarter ended September 30, 2011 to $12.3 million compared to $12.5 million in the same period a year ago due to lower forcep sales.  In local currency, excluding the effects of the hedging program, sales decreased 3.2%.  Endoscopic Technologies sales increased $0.5 million (1.4%) in the nine months ended September 30, 2011 to $36.7 million from $36.2 million in the same period a year ago due to increased sales of our cleaning brushes and hemostasis products.  In local currency, excluding the effects of the hedging program, sales increased 0.6%.

•
Operating margins as a percentage of net sales increased 3.3 percentage points  to 4.2% in the  quarterly period ending September 30, 2011 compared to 0.9% in 2010.  The increase in operating margins in the quarter ending September 30, 2011 is principally due to higher gross margins (5.4 percentage points) due to favorable foreign currency exchange rates on sales offset by increased spending in research and development (1.1 percentage points) and higher overall spending in general and administrative expenses (1.0 percentage points).

•
Operating  margins increased 1.7 percentage points to 1.9% in the nine months ended September 30, 2011 compared to 0.2% in the same period a year ago.  The increase in operating margins in the nine months ending September 30, 2011 is principally due to overall lower selling and administrative expenses (2.7 percentage points) and higher gross margins (0.7 percentage points) due to favorable foreign currency exchange rates on sales offset by increased spending in research and development (1.2 percentage points) and $0.2 million in administrative restructuring charges during the first quarter of 2011 (0.5 percentage points) .

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

Cash provided by operations

Our net working capital position was $137.5 million at September 30, 2011.  Net cash provided by operating activities was $76.7 million in the nine months ended September 30, 2011 and $15.3 million in the same period a year ago.

The increase in cash provided by operating activities is primarily the result of a new accounting pronouncement effective January 1, 2010, which required accounts receivable sold under our accounts receivable sale agreement to be recorded as additional borrowings rather than as a reduction in accounts receivable.  Accordingly, in the nine months ended September 30, 2010, $29.0 million in cash collections related to accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations while net sales of additional accounts receivable generated subsequent to January 1, 2010 have been reflected as an increase in cash flows from financing activities.  We terminated this agreement on November 4, 2010 at which time we repaid the outstanding balance in full.

Improved inventory management resulting in less use of cash also contributed to the increase in cash provided by operating activities.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2011 consisted primarily of capital expenditures.  Capital expenditures were $10.9 million and $12.7 million for the nine month periods ended September 30, 2010 and 2011, respectively and are expected to approximate $17.0 million in 2011.

Financing cash flows

Net cash used in financing activities during 2011 consisted of the following:  $5.8 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan, $15.0 million in repurchases of treasury stock, $22.0 million in repayments on our revolver under our senior credit agreement, $1.0 million in repayments of term borrowings under our senior credit agreement, and $0.4 million in repayments of our mortgage notes.

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility expiring on November 30, 2015.  The senior credit agreement continues to consist of a $135.0 million term loan of which $53.9 million was outstanding as of September 30, 2011. There were no borrowings outstanding on the $250.0 million revolving credit facility as of September 30, 2011.  Our available borrowings on the revolving credit facility at September 30, 2011 were $240.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $0.3 million for the remainder of 2011, $0.3 million due on March 31, 2012, $31.7 million due June 30, 2012 and the remaining $21.5 million due on September 30, 2012.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.73% at September 30, 2011) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of September 30, 2011. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $10.0 million at September 30, 2011.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $112.1 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  During the quarterly period ended June 30, 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the bond indenture, into a combination of cash and CONMED common stock.  Upon conversion, the holder of each Note will receive the conversion value of the Note payable in cash up to the principal amount of the Note and CONMED common stock for the Note’s conversion value in excess of such principal amount.  Amounts in excess of the principal amount are at an initial conversion rate, subject to adjustment, of 26.1849 shares per $1,000 principal amount of the Note (which represents an initial conversion price of $38.19 per share).  As of September 30, 2011, there was no value assigned to the conversion feature because the Company’s share price was below the conversion price.  The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2011.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2011, 2014 and 2019 and, provided the terms of the indenture are satisfied, we will be required to repurchase those Notes. We currently expect the majority of the Notes will be put to us, and therefore we have classified the Notes as a current liability.  We plan to utilize our currently undrawn $250.0 million revolving credit facility to repurchase any Notes that are put to us on November 15, 2011.

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

In 2005, our Board of Directors authorized a $100.0 million share repurchase program. As of September 30, 2011, after giving effect to $15.0 million of share repurchases in the first nine months of 2011, the remaining availability for share repurchases under that program was $8.8 million. In October 2011, our Board of Directors authorized an additional $100.0 million of share repurchases under an amendment to the share repurchase program. As a result, an aggregate of $108.8 million is available under the Board of Directors' authorization for share repurchases. In the past, we have financed the repurchases and may finance additional repurchases through operating cash flow and available borrowings under our revolving credit facility, all subject to compliance with the covenants under our credit facility.

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

Restructuring

During 2010 and 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York, Largo, Florida and Goleta, California to our manufacturing facility in Chihuahua, Mexico.  We incurred $0.8 million and $2.6 million, respectively, in costs associated with the restructuring during the three and nine months ended September 30, 2011.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

During 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.8 million in related costs consisting principally of severance charges in the nine months ended September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three and nine month periods ended September 30, 2011.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2010 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2011.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Issuer Purchase of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Program[2]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

July 1, 2011
July 31, 2011	—	$—	—	$23,801,000

August 1, 2011
August 31, 2011	311,639	$22.41	311,639	16,818,000

September 1, 2011
September 30, 2011	357,602	$22.47	357,602	8,781,000

Total	669,241		669,241

1Average price paid per share includes cash paid for commissions.

2In 2005, our Board of Directors authorized a $100.0 million share repurchase program. As of September 30, 2011, after giving effect to $15.0 million of share repurchases in the first nine months of 2011, the remaining availability for share repurchases under this program was $8.8 million. In October 2011, the Company announced that its Board of Directors had authorized an additional $100.0 million of share repurchases under an amendment to the share repurchase program. As a result, an aggregate of $108.8 million is available under the Board of Directors' authorization for share repurchases. There is no expiration date governing the period over which the Company can make its share repurchases under the share repurchase program
.

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	October 28, 2011

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to the Consolidated Condensed Financial Statements for the nine months ended September 30, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.