Form 10-K
period 2011-12-31
CONMED CORP
filed 2012-02-28
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☐      No ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $813,332,837 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 22, 2012 was 28,006,684.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2011
TABLE OF CONTENTS

Part I

CONMED CORPORATION

Item 1.	Business
Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2011 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	changes in foreign exchange and interest rates;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;

•	the risk of a lack of allograft tissues due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues;

•	changes in regulatory requirements; and

•	various other factors referenced in this Form 10-K.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder and Chairman of the Board.  CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products serve the clinical areas of arthroscopy, powered surgical instruments, electrosurgery, cardiac monitoring disposables, endosurgery and endoscopic technologies.  They are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,400 employees distribute its products worldwide from several manufacturing locations.  See Note 8 to the Consolidated Financial Statements for further discussion of our reporting segments and financial information about geographic areas.

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

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics.  The number of surgical procedures performed is increasing and we believe the long term demographic trend will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures.  Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before.  Sales of surgical products aggregate to approximately 90% of our total net revenues in 2011.  See “Products.”

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

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 230 employee sales representatives and 230 sales professionals employed by independent sales agent groups.  Our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell.   Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices.  Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets.  We directly service hospital customers located in these markets through an employee-based international sales force of approximately 220 sales representatives.  We also maintain distributor relationships domestically and in numerous countries worldwide.  See “—Marketing.”

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

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.  These efforts are evidenced by recent product introductions, such as the PressFT™ Suture Anchor, Y-Knot™ All-suture Anchor, the Sequent™ Meniscal Repair System, XACTPIN™ Graft Passing Guide Pin, Hip Preservation System™ from access to repair, Bullseye® Anatomic Cruciate Reconstruction System, the Hall® Lithium Power Battery System and Altrus® Thermal Tissue Fusion System.

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

•
Pursue Strategic Acquisitions.  We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies.

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

Products –

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2009	2010	2011
Arthroscopy	39%	40%	40%
Powered Surgical Instruments	21	20	20
Electrosurgery	14	14	14
Patient Care	10	10	9
Endosurgery	9	9	10
Endoscopic Technologies	7	7	7
Total	100%	100%	100%
Net Sales (in thousands)	$694,739	$713,723	$725,077

Arthroscopy

We offer a comprehensive range of devices and products for use in arthroscopic surgery.  Arthroscopy refers to diagnostic and therapeutic surgical procedures performed on joints with the use of minimally invasive arthroscopes and related instruments.  Minimally invasive arthroscopic procedures enable surgical repairs to be completed with less trauma to the patient, resulting in shorter recovery times and cost savings.  Arthroscopic procedures are performed on the knee, shoulder, and hip as well as smaller joints, such as the hand, wrist and ankle.

Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants and related disposable products and fluid management systems.  We also offer a line of video Endoscopy products suitable for use in multi-specialty clinical environments beyond orthopedic arthroscopy, including laparoscopy, ENT, gynecology and urology as well as integrated operating room systems and equipment.  It is our standard practice to place some of these products, such as shaver consoles and pumps, with certain customers at no charge in exchange for commitments to purchase disposable products over certain time periods.  This capital equipment is loaned and subject to return if certain minimum single-use purchases are not met. Single-use products include products such as shaver blades, burs and pump tubing.  We have benefited from the introduction of new arthroscopic products and technologies, such as bioabsorbable screws, ablators, “push-in” and “screw-in” suture anchors, and resection shavers.

As more fully described in Note 16 to the Consolidated Financial Statements, on January 3, 2012, we entered into a joint development and distribution agreement with the Muskuloskeletal Tissue Foundation (“MTF”) to obtain the exclusive worldwide rights to promote its allograft tissues in the field of sports medicine and extremity reconstruction.  Allograft is a tissue form derived from another human donor,  tested, processed and subsequently surgically implanted into the human body to repair a defect or injury.  Under the terms of this agreement, we are now the exclusive worldwide promoter of these allograft tissues, which includes the reconstruction and/or replacement of tendon, ligament, cartilage or menisci, along with the correction of deformities within the extremities.  Additionally, under the framework of this transaction with MTF, we acquired an exclusive worldwide license in the fields of sports medicine, extremities, and wound care to distribute an autologous platelet-enrichment system (Casacade®), which is used to concentrate a patient’s own platelets for the treatment of acute or chronic conditions at an injury site.

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
BioScrew®
Bio-Anchor®
BioTwist®
UltraFix®
Revo®
Super Revo®
Bionx™
Meniscus Arrow™
Smart Nail®
Smart Pin®
The Wedge™
Biostinger®
Hornet®
ThRevo®
Duet™
Impact™
Bio-Mini Revo®
XO Button®
Paladin®
Presto®
SRS
PopLok®
CrossFT™
Y-Knot™

Arthroscopy
Product	Description	Brand Name

Integrated operating room systems and equipment	Centralized operating room management and control systems.	CONMED® Nurse’s Assistant® Sm@rt OR™

Arthroscopic Shaver Systems	Electrically powered shaver handpieces that accommodate a large variety of shaver blade disposables specific to clinical specialty and technological precision.	Advantage® Turbo™ Gator® Great White® Mako™ Merlin® Sterling® Ultracut® Zen® ReAct® Ergo™

Materials		GENESYS™

Promotion rights to allograft tissue for sports medicine	We have exclusive promotion rights to Musculoskeletal Tissue Foundation's ("MTF") allograft tissue for sports medicine

Platelet-Rich Plasma Therapy Products	Platelet-rich therapies which include platelet rich plasma, membrane and matrix applications.	Cascade® Autologous Platelet System

Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™ Dry Doc® Cannulae Hip Arthroscopy Kit

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

Our powered instruments product line includes the MPower®Battery System. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the MPower®system allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy, and small bone procedures.  The system also provides a multitude of battery technologies to meet the varying needs of hospitals worldwide.

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
UltraClean™

Generators	Monopolar and bipolar clinical energy sources for surgical procedures performed in a hospital, physician's office or clinical setting.	System 5000™ System 2450™ Hyfrecator® Sabre Genesis™

Argon Beam Coagulation Systems	Specialized electrosurgical generators, disposable hand pieces and ground pads for Argon Enhanced non-contact coagulation of tissues.	ABC® System 7550 ABC Flex® Bend-A-Beam® ABC® Dissecting Electrodes™

Smoke Evacuation System	Dedicated unit and integrated hand pieces designed for the removal of surgical smoke in both open and laparoscopic procedures where electrosurgery is utilized.	GoldVac™ ClearVac® AER DEFENSE™

Vessel Sealing System	A direct thermal based multi-functional surgical tool that seals, cuts, grasps and dissects vessels and tissue bundles.	Altrus®

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

Our Endosurgical products include the Reflex® and PermaClip™ clip appliers for vessel and duct ligation, Universal S/I™ (suction/irrigation) and Universal Plus™ laparoscopic instruments, specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery and the OnePort® which incorporates a blunt-tipped version of a trocar.  The OnePort® dilates access through the body wall rather than cutting with the sharp, pointed tips of conventional trocars thus resulting in smaller wounds, and less bleeding.  We also offer cutting trocars, suction/irrigation accessories, laparoscopic scissors, dissectors and graspers, active electrodes, insufflation needles and linear cutters and staplers for use in laparoscopic surgery.  Our disposable skin staplers are used to close large skin incisions with surgical staples, thus eliminating the time consuming suturing process. ConMed Endosurgery also offers a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies and other gynecologic laparoscopic procedures.

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
Universal™ Universal Plus™ FloVac®

Clip Appliers	Disposable and reposable devices for ligating blood vessels and ducts by placing a titanium clip on the vessel.	Reflex® PermaClip™

Laparoscopic Instruments	Scissors, graspers	DetachaTip®

Skin Staplers	Disposable devices which place surgical staples for closing a surgical incision.	Reflex®

Uterine Manipulators	Specialized elevator, retractor, manipulator for laparoscopic hysterectomy and other laparoscopic gynecological procedures.	VCARE®

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
Apollo® Apollo3® Apollo3AC® FXWire® XWire® Director™ Duraglide™ Duraglide 3™ Flexxus® ProForma® HYDRODUCT® Viabil®

Dilation	Multi-Stage Balloon Dilators, American Dilation System	Eliminator®

Hemostasis	Endoscopic Injection Needles, Endoscopic and Multi-Band Ligators, Sclerotherapy Needle, Bipolar Hemostasis Probes	SureShot® Stiegmann-Goff™ Bandito™ Flexitip™ BICAP® BICAP SUPERCONDUCTOR™ Click-Tip™ Beamer® Beamer Mate® Beamer Plus™

Endoscopic Ultrasound	Fine Needle Aspiration	Vizeon®

Enteral Feeding	Initial Percutaneous Endoscopic Gastrostomy (PEG) systems, Replacement Tri-Funnel G-Tube	EnTake™

Accessories	Disposable Bite Blocks, Cleaning Brushes	Scope Saver® Channel Master™ Blue Bullet® Whistle®

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2009, 2010 and 2011.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IHNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

•	40 employee sales representatives and 230 sales representatives working for independent sales agent groups selling arthroscopy and powered surgical instrument products;

•	60 employee sales representatives selling electrosurgery products;

•	45 employee sales representatives selling endosurgery products;

•	45 employee sales representatives selling patient care products;

•	40 employee sales representatives selling endoscopic technologies products.

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

Our Corporate sales organization is responsible for interacting with large regional and national accounts (e.g. GPOs, IHNs, etc.).  We have contracts with many such organizations and believe that the loss of any individual group purchasing contract will not adversely impact our business.  In addition, all of our sales professionals are required to work closely with distributors where applicable and maintain close relationships with end-users.

Each of our dedicated sales professionals is highly knowledgeable in the applications and procedures for the products they sell.  Our sales professionals provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Korea, the Netherlands, Spain, Sweden, Italy, Poland, China and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 33% of our total net sales in 2011.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

All of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the United States Food and Drug Administration (“FDA”) and comparable foreign counter parts.  The FDA’s Quality System Regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for on-site inspections of our facilities by the FDA.  In many of the foreign countries in which we manufacture and distribute our products we are subject to regulatory requirements affecting, among other things, product performance standards, packaging requirements, labeling requirements, import laws and onsite inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Regulatory requirements affecting the Company vary from country to country.  The timeframes and costs for regulatory submission and approval from foreign agencies or legislative bodies may vary from those required by the FDA.  Certain requirements for approval from foreign agencies or legislative bodies may also differ from those of the FDA.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $3.5 million, $3.3 million and $2.9 million in 2009, 2010, and 2011, respectively.

Amounts expended for Company research and development was approximately $31.8 million, $29.7 million and $28.7 million during 2009, 2010, and 2011, respectively.

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

The following chart identifies our principal competitors in each of our key business areas:

Business Area	Competitor
Arthroscopy	Smith & Nephew, plc Arthrex, Inc. Stryker Corporation ArthroCare Corporation Johnson & Johnson: DePuy Mitek, Inc. Biomet, Inc.

Powered Surgical Instruments	Stryker Corporation Medtronic, Inc. Midas Rex and Xomed divisions Synvasive Technology, Inc. Synthes, Inc. MicroAire Surgical Instruments, LLC

Electrosurgery	Covidien Ltd.; Valleylab 3M Company ERBE Elektromedizin GmbH

Patient Care	Covidien Ltd.: Kendall 3M Company

Endosurgery	Johnson & Johnson: Ethicon Endo-Surgery, Inc. Covidien Ltd.; U.S.Surgical

Endoscopic Technologies	Boston Scientific Corporation – Endoscopy Wilson-Cook Medical, Inc. Olympus America, Inc. U.S. Endoscopy

Factors which affect our competitive posture include product design, customer acceptance, service and delivery capabilities, pricing and product development/improvement.  In the future, other alternatives such as new medical procedures or pharmaceuticals may become interchangeable alternatives to our products.

Government Regulation and Quality Systems

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  Authorization to commercially market our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification.  This process requires us to demonstrate that our new products or substantially modified products are substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval.  We must continually meet certain FDA requirements to market our products in the United States. (Our products are classified as Class I, IIa, IIb and III in the European Union (EU) and subject to regulation by the Medical Device Directive.).    Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product’s marketing or notification from the FDA to halt the distribution of certain medical devices.

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

Employees

As of December 31, 2011, we had approximately 3,400 full-time employees, including approximately 2,000 in operations, 130 in research and development, and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

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

The results of our business are directly tied to the economic conditions in the health care industry and the broader economy as a whole.  Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010 and 2011 and are cautiously optimistic that the domestic economic environment is improving, conditions in Europe and elsewhere may present significant business challenges for the Company, and there can be no assurance that improvement in the overall economic environment will be sustained. Approximately 25% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales.  Approximately 50% of our total 2011 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 33% of our total net sales in 2011.  The remaining 17% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010.  As a U.S. headquartered company with 50% of our 2011 sales derived in the U.S., this legislation will materially impact us.  Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. Substantially all of our products are class II medical devices. If we are unable to raise prices or otherwise pass through this tax to our customers, this enacted excise tax on medical devices could materially and adversely affect our results of operations and cash flows.  Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Alternatively, this legislation purports to increase the size of the market for our products, potentially offsetting other negative impacts of the legislation. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our results of operations and cash flows.

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

Factors which may influence our customers’ choice of competitor products include:

•changes in surgeon preferences;
•increases or decreases in health care spending related to medical devices;
•our inability to supply products to them, as a result of product recall, market withdrawal or back-order;
•the introduction by competitors of new products or new features to existing products;
•the introduction by competitors of alternative surgical technology; and
•advances in surgical procedures, discoveries or developments in the health care industry.

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

Our senior credit agreement contains, and future credit facilities are expected to contain, certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

•incur indebtedness;
•make investments;
•engage in transactions with affiliates;
•pay dividends or make other distributions on, or redeem or repurchase, capital stock;
•sell assets; and
•pursue acquisitions.

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

As of December 31, 2011, we had $143.5 million of debt outstanding, representing 20% of total capitalization.  In addition, as discussed in Note 16 to the Consolidated Financial Statements, we entered into a distribution and development agreement with Musculoskeletal Tissue Foundation (“MTF”) on January 3, 2012 which we funded through additional borrowings under the revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

We rely on a third party to obtain, process and distribute sports medicine allograft tissue. If such tissue cannot be obtained, is not accepted by the market or is not accepted under numerous government regulations, our results of operations could be negatively impacted.

As described in Note 16 to the Consolidated Financial Statements, on January 3, 2012, we entered into an agreement with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine. The supply of human tissue is dependent on donors and MTF has numerous relationships with donor groups. Likewise, the supply of tissues available for use as allografts depends on the continued successful processing of donated tissues by MTF at its processing facilities. We cannot be certain, however, that the supply of human tissue will continue to be available at current levels or will be of sufficiently high standards to meet the high processing standards maintained for such tissues by MTF, or in volumes sufficient to meet our customers' needs, or that MTF will be able to continue to process tissues to its high standards in volumes sufficient to keep pace with demand. We expect that the Company's share of revenue streams related to MTF's sports medicine allograft product line would decline in proportion to any decline or disruption in the supply of processed tissues.

The FDA and several states have statutory authority to regulate allograft processing and allograft-based materials. The FDA could identify deficiencies in future inspections of MTF or MTF's suppliers or promulgate future regulatory rulings that could disrupt our business, reducing profitability.

If we infringe third parties’ patents, or if we lose our patents or they are held to be invalid, we could become subject to liability and our competitive position could be harmed.

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2012 through 2030 and have additional patent applications pending.  See “Research and Development” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Centennial, CO	87,500	Own	—
Tampere, Finland	5,662	Own	—
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2015
Santa Barbara, CA	33,900	Lease	September 2013
Chelmsford, MA	27,911	Lease	September 2015
Mississauga, Canada	22,378	Lease	December 2013
Frenchs Forest, Australia	16,909	Lease	July 2015
Tampere, Finland	15,855	Lease	Open Ended
Seoul, Korea	15,554	Lease	January 2014
Anaheim, CA	14,037	Lease	October 2012
Milan, Italy	13,024	Lease	March 2017
Swindon, Wiltshire, UK	8,562	Lease	December 2015
Rungis Cedex, France	7,406	Lease	December 2013
Montreal, Canada	7,232	Lease	March 2013
Frankfurt, Germany	6,900	Lease	December 2012
Askim, Sweden	5,813	Lease	Open Ended
Shepshed, Leicestershire, UK	5,770	Lease	October 2015
Copenhagen, Denmark	5,640	Lease	April 2017
Barcelona, Spain	5,382	Lease	December 2013
Beijing, China	3,456	Lease	June 2012
Warsaw, Poland	3,222	Lease	February 2018
Espoo, Finland	3,078	Lease	Open Ended
San Mateo, CA	3,068	Lease	December 2014
Innsbruck, Austria	1,820	Lease	June 2020

Item 3.     Legal Proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Securities and Exchange Commission, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, or other federal and state agencies or foreign governments or government agencies.  These subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligations of a third party, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “CNMD”. At January 31, 2012, there were 835 registered holders of our common stock and approximately 5,812 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2010 and 2011, as reported by the Nasdaq Stock Market.

	2010
Period	High	Low
First Quarter	$25.23	$21.51
Second Quarter	25.08	18.63
Third Quarter	22.41	16.84
Fourth Quarter	26.64	21.51

	2011
Period	High	Low
First Quarter	$27.47	$25.33
Second Quarter	29.00	25.99
Third Quarter	29.38	20.81
Fourth Quarter	27.83	24.19

We did not pay cash dividends on our common stock during 2010 or 2011. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Our Board of Directors has authorized a share repurchase program; see Note 7 to the Consolidated Financial Statements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,636,948	$24.58	738,792
Equity compensation plans not approved by security holders	—	—	—
Total	2,636,948	$24.58	738,792

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

Item 6.     Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (AS ADJUSTED) (1)

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share data)

Statements of Operations Data (2):
Net sales	$694,288	$742,183	$694,739	$713,723	$725,077
Cost of sales (3)	345,163	359,802	357,407	348,339	350,143
Gross profit	349,125	382,381	337,332	365,384	374,934
Selling and administrative	240,541	272,437	266,310	276,463	276,615
Research and development	30,400	33,108	31,837	29,652	28,651
Impairment of goodwill (4)	—	—	—	—	60,302
Other expense (income) (5)	(2,807)	1,577	10,916	2,176	1,092
Income from operations	80,991	75,259	28,269	57,093	8,274
Gain (loss) on early extinguishment of debt (6)	—	1,947	1,083	(79)	—
Amortization of debt discount	4,618	4,823	4,111	4,244	3,903
Interest expense	16,234	10,372	7,086	7,113	6,676
Income (loss) before income taxes	60,139	62,011	18,155	45,657	(2,305)
Provision (benefit) for income taxes	21,595	22,022	6,018	15,311	(3,057)
Net income	$38,544	$39,989	$12,137	$30,346	$752

Earnings Per Share
Basic	$1.36	$1.39	$.42	$1.06	$.03

Diluted	$1.33	$1.37	$.42	$1.05	$.03

Weighted Average Number of Common Shares In Calculating:
Basic earnings per share	28,416	28,796	29,074	28,715	28,246
Diluted earnings per share	28,965	29,227	29,142	28,911	28,633

Other Financial Data:
Depreciation and amortization	$36,152	$37,159	$41,283	$41,807	$42,687
Capital expenditures	20,910	35,879	21,444	14,732	17,552

Balance Sheet Data (at period end):
Cash and cash equivalents	$11,695	$11,811	$10,098	$12,417	$26,048
Total assets	893,951	931,661	958,413	985,773	935,594
Long-term obligations	298,383	316,532	302,791	219,344	231,339
Total shareholders’ equity	518,284	540,215	576,515	586,563	573,071

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

(3)
Includes acquisition and acquisition-transition related charges of $1.0 million in 2008.  Also in 2009, 2010 and 2011, charges related to the restructuring of certain of our operations of $11.9 million, $2.4 million and $3.5 million, respectively; in 2009 charges of $0.8 million related to the write-down of inventory and in 2010 charges of $2.5 million related to the termination of a product offering in our CONMED Linvatec division.  See additional discussion in Note 15 to the Consolidated Financial Statements.

(4)	During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the Patient Care business unit. Refer to Note 4 to the Consolidated Financial Statements for further details.

(5)	Other expense (income) includes the following:

	2007	2008	2009	2010	2011

Termination of product offering	$148	$—	$—	$—	$—
Gain on litigation settlement	(6,072)	—	—	—	—
Loss on litigation settlement	1,295	—	—	—	—
New plant/facility consolidation	1,822	1,577	2,726	—	—
Net pension gain	—	—	(1,882)	—	—
Product recall	—	—	5,992	—	—
Administrative consolidation costs	—	—	4,080	2,176	792
Costs associated with purchase of a distributor	—	—	—	—	300
Other expense (income)	$(2,807)	$1,577	$10,916	$2,176	$1,092

See additional discussion in Note 11 to the Consolidated Financial Statements.

(6)
Includes in 2010, a charge of $0.1 million related to a loss on early extinguishment of debt.  Includes in 2008 and 2009, gains of $1.9 million and $1.1 million, respectively, on early extinguishment of debt.  See additional discussion in Note 5 to the Consolidated Financial Statements.

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

	2009	2010	2011
Arthroscopy	39%	40%	40%
Powered Surgical Instruments	21	20	20
Electrosurgery	14	14	14
Patient Care	10	10	9
Endosurgery	9	9	10
Endoscopic Technologies	7	7	7
Consolidated Net Sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 75% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States, Mexico and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 45%, 48% and 50% in 2009, 2010 and 2011, respectively.

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

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  Our reputation as an innovator is exemplified by recent new product introductions such as the PressFT™ Suture Anchor, absorbable and non-absorbable implants for use in arthroscopic stabilization procedures of the shoulder and labral repair of the hip; Y-Knot™ All-suture Anchor, a suture anchor implant comprised entirely of high strength suture for instability repair procedures in the shoulder; the Sequent™ Meniscal Repair System, which offers suture-locking implant cleats that will provide a knotless repair and allow the surgeon to complete an entire meniscal repair with one device without leaving the joint; XACTPIN™ Graft Passing Guide Pin is specifically engineered for fast, accurate and minimally invasive referencing of the Aperture to Cortex length; Hip Preservation System™, from access to repair, the system is committed to optimizing patient outcomes by providing a comprehensive solution of joint preserving instrumentation and techniques; Bullseye® Anatomic Cruciate Reconstruction System; the Hall® Lithium Power Battery System offers lithium ion battery technology which will provide greater power and longevity during surgery when compared to present batteries and the Altrus® Thermal Tissue Fusion System which utilizes thermal energy to seal, cut, grasp, and dissect vessels up to 7mm in size utilizing a closed feedback loop between the energy source and the single-use handpiece to precisely control the desired effect on tissue.

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010 and 2011 and are cautiously optimistic that the domestic economic environment is improving, conditions in Europe and elsewhere may present significant business challenges for the Company, and there can be no assurance that improvement in the overall economic environment will be sustained. We will continue to monitor and manage the impact of the overall economic environment on the Company.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $11.3 million, $7.9 million and $8.8 million for 2009, 2010 and 2011, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2011 is adequate to provide for probable losses resulting from accounts receivable.

Inventory Valuation

We write-off excess and obsolete inventory resulting from the inability to sell our products at prices in excess of current carrying costs.  The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an on-going basis.  Such marketplace changes may result in our products becoming obsolete.  We make estimates regarding the future recoverability of the costs of our products and record a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required.

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $234.8 million and other intangible assets of $195.5 million as of December 31, 2011.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  The Company evaluates EBITDA multiples to value its reporting units relative to the Company's market capitalization plus a market-based control premium. The market-based control premium is defined as the premiums paid by acquirers of comparable businesses. The sum of the individual reporting units' estimated market values are compared to the Company's market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.

During the fourth quarter of 2011, we completed our goodwill impairment testing with data as of October 1, 2011.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBITDA multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 42% to 107%.

We estimated the fair value of the CONMED Patient Care operating unit utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our CONMED Patient Care operating unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the unit's goodwill to its implied fair value.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 15 years.  The weighted average life for customer relationship assets in aggregate is 33 years.

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

Pension Plan

We sponsor a defined benefit pension plan covering substantially all our United States based employees.  Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality.  Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date.  A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

On March 26, 2009, the Board of Directors approved a plan to freeze benefit accruals under our pension plan effective May 14, 2009.  As a result, we recorded a curtailment gain of $4.4 million and a reduction in accrued pension of $11.4 million which is included in other long term liabilities.  See Note 9 to the Consolidated Financial Statements.

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  The rates used in determining 2011 and 2012 pension expense are 5.41% and 4.30%, respectively.

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

Pension expense in 2012 is expected to be $2.1 million compared to expense of $1.0 million in 2011.  In addition, we will be required to contribute approximately $2.0 million to the pension plan for the 2012 plan year.

See Note 9 to the Consolidated Financial Statements for further discussion.

Stock-based Compensation

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $34.3 million at December 31, 2011.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2010. Tax years subsequent to 2010 are subject to future examination.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	51.4	48.8	48.3
Gross margin	48.6	51.2	51.7
Selling and administrative expense	38.3	38.7	38.1
Research and development expense	4.6	4.2	4.0
Impairment of goodwill	—	—	8.3
Other expense	1.6	0.3	0.2
Income from operations	4.1	8.0	1.1
Gain (loss) on early extinguishment of debt	0.1	0.0	—
Amortization of debt discount	0.6	0.6	0.5
Interest expense	1.0	1.0	0.9
Income (loss) before income taxes	2.6	6.4	(0.3)
Provision (benefit) for income taxes	0.9	2.1	(0.4)
Net income	1.7%	4.3%	0.1%

2011 Compared to 2010

Sales for 2011 were $725.1 million, an increase of $11.4 million (1.6%) compared to sales of $713.7 million in 2010 with the increases occurring in all product lines except Patient Care.  In local currency, excluding the effects of the hedging program, sales increased 0.7%.  Sales of capital equipment decreased $5.3 million (-3.2%) to $159.9 million in 2011 from $165.2 million in 2010; sales of single-use and reposable products increased $16.7 million (3.0%) to $565.2 million in 2011 from $548.5 million in 2010.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 3.9% while single-use and reposable products increased 2.1%. We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales increased to $350.1 million in 2011 as compared to $348.3 million in 2010.  Gross profit margins increased 0.5 percentage points to 51.7% in 2011 as compared to 51.2% in 2010.  The increase in gross profit margins of 0.5 percentage points results from favorable foreign currency exchange rates on sales and product mix.

Selling and administrative expense remained relatively flat at $276.6 million in 2011 compared to $276.5 million in 2010. Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased expense approximately $5.3 million.  Selling and administrative expense as a percentage of net sales decreased to 38.1% in 2011 from 38.7% in 2010.  This decrease of 0.6 percentage points is primarily attributable to the consolidation of administrative functions during 2010 and the first quarter of 2011 which more than offset the unfavorable foreign currency exchange rates on expenses.

Research and development expense was $28.7 million in 2011 compared to $29.7 million in 2010.  As a percentage of net sales, research and development expense decreased to 4.0% in 2011 compared to 4.2% in 2010. The decrease of 0.2 percentage points is mainly driven by decreased spending on our CONMED Linvatec products.

During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the CONMED Patient Care business unit. Refer to Note 4 to the Consolidated Financial Statements for further details.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2011 consisted of $0.8 million charge related to the consolidation of administrative functions in our Utica, NY facility, and a charge of $0.3 million related to the purchase of the Company's former distributor for the Nordic region of Europe.  Other expense in 2010 consisted of  a $1.5 million charge related to the consolidation of administrative functions in our CONMED Linvatec division and a $0.7 million charge related to a lease impairment on our Chelmsford, Massachusetts facility.

During 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  See additional discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

Amortization of debt discount in 2011 was $3.9 million compared to $4.2 million in 2010.

Interest expense was $6.7 million in 2011 compared to $7.1 million in 2010.  Interest expense decreased due to lower weighted average borrowings outstanding in 2011 as compared to the same period a year ago offset by higher weighted average interest rates.  The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility for 2010) increased to 3.66% in 2011 as compared to 3.18% in 2010.

A provision for income taxes was recorded at an effective rate of -132.6% in 2011 and 33.5% in 2010 as compared to the Federal statutory rate of 35.0%. Actual income tax expense recorded in 2011 was $2.3 million lower than income tax expense as computed at the Federal statutory rate. Actual income tax expense recorded in 2010 was $0.7 million lower than income tax expense as computed at the Federal statutory rate. Income tax expense was primarily lower in 2011 as a result of Federal foreign tax credit benefit recorded in 2011 associated with the repatriation of foreign earnings to the United States, which decreased tax expense by $1.3 million.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

2010 Compared to 2009

Sales for 2010 were $713.7 million, an increase of $19.0 million (2.7%) compared to sales of $694.7 million in 2009 with the increases occurring in Arthroscopy, Electrosurgery and Endosurgery. In local currency, excluding the effects of the hedging program, sales increased 1.4%. Sales of capital equipment decreased $0.7 million (-0.4%) from $165.9 million in 2009 to $165.2 million in 2010; sales of single-use and reposable products increased $19.7 million (3.7%) from $528.8 million in 2009 to $548.5 million in 2010. In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 1.7% while single-use and reposable products increased 2.3%.

Cost of sales decreased to $348.3 million in 2010 as compared to $357.4 million in 2009. Gross profit margins increased 2.6 percentage points to 51.2% in 2010 as compared to 48.6% in 2009. The increase in gross profit margins of 2.6 percentage points is primarily a result of the effects of favorable foreign currency exchange rates on sales (0.7 percentage points) and net cost savings as a result of our restructuring efforts (1.9 percentage points) as more fully described in Note 15 to the Consolidated

Financial Statements.

Selling and administrative expense increased to $276.5 million in 2010 from $266.3 million in 2009. Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) accounted for approximately $2.8 million of the increase. Selling and administrative expense as a percentage of net sales increased to 38.7% in 2010 from 38.3% in 2009. This increase of 0.4 percentage points is primarily attributable to higher compensation and benefit costs during the period.

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

During 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million. During 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount. See additional discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for 2009, 2010 and 2011:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2009	2010	2011
Net sales	$574,820	$596,923	$610,075
Income from operations	$62,715	$77,271	$89,093
Operating margin	10.9%	12.9%	14.6%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $1.5 million (0.5%) in 2011 to $289.9 million from $288.4 million in 2010 due to higher procedure specific product sales offset by lower sales of our video imaging products for arthroscopy and general surgery.  In local currency, excluding the effects of the hedging program, sales decreased 0.7%.  Sales of capital equipment decreased $12.2 million (-16.2%) to $63.0 million in 2011 from $75.2 million in 2010; sales of single-use products increased $13.7 million (6.4%) to $226.9 million in 2011 from $213.2 million in 2010.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 17.0% while single-use products increased 5.1%.  Arthroscopy sales increased $18.6 million (6.9%) in 2010 to $288.4 million from $269.8 million in 2009 due to our new shoulder restoration system and increases in our resection and video imaging products for arthroscopy and general surgery. In local currency, excluding the effects of the hedging program, sales increased 5.2%. Sales of capital equipment increased $1.9 million (2.6%) to $75.2 million in 2010 from $73.3 million in 2009; sales of single-use products increased $16.7 million (8.5%) to $213.2 million in 2010 from $196.5 million in 2009. In local currency, excluding the effects of the hedging program, sales of capital equipment increased 1.4% while single-use products increased 6.6%.

•
Powered surgical instrument sales increased $5.6 million (3.9%) in 2011 to $147.9 million from $142.3 million in 2010 mainly driven by increases in our large bone handpiece products.  In local currency, excluding the effects of the hedging program sales increased 2.6%.  Sales of capital equipment increased $5.0 million (7.8%) to $69.4 million in 2011 from $64.4 million in 2010; sales of single-use products increased $0.6 million (0.8%) in 2011 to $78.5 million compared to $77.9 million in 2010.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 6.9% while single-use products decreased 0.9%.  Powered surgical instrument sales decreased $1.7 million (-1.2%) in 2010 to $142.3 million from $144.0 million in 2009 mainly due to decreases in sales of our small bone handpieces.  In local currency, excluding the effects of the hedging program sales decreased 3.1%.  Sales of capital equipment decreased $3.3 million (-4.9%) to $64.4 million in 2010 from $67.7 million in 2009; sales of single-use products increased $1.6 million (2.1%) in 2010 to $77.9 million compared to $76.3 million in 2009.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 6.4% while single-use products decreased 0.3%.

•
Electrosurgery sales increased $1.4 million (1.4%) in 2011 to $98.6 million from $97.2 million in 2010 mainly due to higher generator sales and our new smoke evacuation accessories.  In local currency, excluding the effects of the hedging program sales increased 1.0%.  Sales of capital equipment increased $1.9 million (7.4%) to $27.5 million in 2011 from $25.6 million in 2010; sales of single-use products decreased $0.5 million (-0.7%) to $71.1 million in 2011 from $71.6 million in 2010.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 7.5% while single-use products decreased 1.3%.  Electrosurgery sales increased $2.2 million (2.3%) in 2010 to $97.2 million from $95.0 million in 2009 mainly due to higher pencil sales. In local currency, excluding the effects of the hedging program sales increased 1.4%.  Sales of capital equipment increased $0.7 million (2.8%) to $25.6 million in 2010 from $24.9 million in 2009; sales of single-use products increased $1.5 million (2.1%) to $71.6 million in 2010 from $70.1 million in 2009.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 1.6% while single-use products increased 1.3%.

•
Endosurgery sales increased $4.7 million (6.8%) in 2011 to $73.7 million from $69.0 million in 2010 mainly due to increased unit volumes of single-use products.  In local currency, excluding the effects of the hedging program sales increased 6.4%. Endosurgery sales increased $3.0 million (4.5%) in 2010 to $69.0 million from $66.0 million in 2009 mainly due to increased unit volumes of single-use products.  In local currency, excluding the effects of the hedging program, sales increased 3.9%.

•
Operating margins as a percentage of net sales increased 1.7 percentage points to 14.6% in 2011 compared to 12.9% in 2010.  The increase in operating margins is primarily due to higher gross margins (1.0 percentage points) mainly driven by favorable foreign currency exchange rates on sales and product mix resulting from lower capital sales in our Arthroscopy product line and higher sales in our Endosurgery operating unit, lower research and development spending on our CONMED Linvatec products (0.3 percentage points) and lower overall selling and administrative expenses (0.4 percentage points).

•
Operating margins as a percentage of net sales increased 2.0 percentage points to 12.9% in 2010 compared to 10.9% in 2009.  The increase in operating margins is primarily due to higher gross margins (0.7 percentage points) mainly driven by favorable foreign currency exchange rates, net of costs associated with the termination of a product offering in our CONMED Linvatec division (0.4 percentage points) as more fully described in Note 15 to our Consolidated Financial Statements, lower research and development spending (0.2 percentage points) and the prior year including costs associated with the voluntary recall of certain powered instrument products (0.9 percentage points).

CONMED Patient Care

	2009	2010	2011
Net sales	70,978	68,283	65,651
Income (loss) from operations	(1,263)	(38)	(62,878)
Operating margin	(1.8)%	(0.1)%	(95.8)%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of reusable surgical patient positioners and suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $2.6 million (-3.8%) in 2011 to $65.7 million compared to $68.3 million in 2010 principally due to decreased sales of ECG electrodes and IV devices.  In local currency, excluding the effects of the hedging program sales decreased 4.1%.  Patient Care sales decreased $2.7 million (-3.8%) in 2010 to $68.3 million compared to $71.0 million in 2009 principally due to decreased sales of ECG electrodes and IV devices.  In local currency, excluding the effects of the hedging program, sales decreased 4.2%.

•
Operating margins as a percentage of net sales decreased 95.7 percentage points to -95.8% in 2011 compared to -0.1% in 2010. The decrease in operating margins is primarily driven by the $60.3 million charge for the impairment of goodwill (91.9 percentage points), $0.6 million in administrative restructuring charges (0.9 percentage points) and decreases in gross margins mainly due to lower sales volumes (6.3 percentage points) offset by lower selling and administrative expenses (2.9 percentage points) and lower research and development spending (0.5 percentage points).

•
Operating margins as a percentage of net sales increased 1.7 percentage points to -0.1% in 2010 compared to -1.8% in 2009. The increase in operating margins is primarily driven by increases in gross margins (0.8 percentage points) mainly due to cost improvements resulting from our operational restructuring and lower research and development spending (1.0 percentage points).

CONMED Endoscopic Technologies

	2009	2010	2011
Net sales	48,941	48,517	49,351
Income (loss) from operations	(7,904)	(1,315)	273
Operating margin	(16.2)%	(2.7)%	0.6%

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales increased $0.8 million (1.6%) in 2011 to $49.3 million from $48.5 million in 2010 principally due to higher biliary and polypectomy sales.  In local currency, excluding the effects of the hedging program, sales increased 1.2%. Endoscopic Technologies net sales declined $0.4 million (-0.8%) in 2010 to $48.5 million from $48.9 million in 2009 principally due to lower stricture management and forcep sales.  In local currency, excluding the effects of the hedging program, sales decreased 2.0%.

•
Operating margins as a percentage of net sales increased 3.3 percentage points to 0.6% in 2011 from (-2.7%) in 2010.  The increase in operating margins of 3.3 percentage points in 2011 is primarily due to overall lower selling and administrative expenses (2.8 percentage points), the prior year including a lease impairment charge related to the Chelmsford, Massachusetts facility (1.4 percentage points) and higher gross margins (0.6 percentage points) due to favorable foreign currency exchange rates on sales offset by increased spending in research and development (1.1 percentage points) and $0.2 million in administrative restructuring charges during the first quarter of 2011 (0.4 percentage points).

•
Operating margins as a percentage of net sales increased 13.5 percentage points to (-2.7%) in 2010 from (-16.2%) in 2009.  The increase in operating margins of 13.5 percentage points in 2010 is primarily due to 2009 including costs associated with the consolidation of the administrative offices (8.3 percentage points), higher gross margins (1.3 percentage points) and overall lower administrative expenses (5.3 percentage points) as a result of the consolidation of the CONMED Endoscopic Technologies division into the Corporate facility offset by a lease impairment charge in 2010 related to the Chelmsford, Massachusetts facility (1.4 percentage points); see Note 11 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the senior credit agreement. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. During the fourth quarter of 2011, we repatriated $16.2 million of foreign earnings to the United States, however we do not have any current expectations that we will repatriate foreign earnings in the future.

Operating cash flows

Our net working capital position was $225.5 million at December 31, 2011.  Net cash provided by operating activities was $25.0 million in 2009, $38.2 million in 2010 and $103.0 million in 2011 generated on net income of $12.1 million in 2009, $30.3 million in 2010 and $0.8 million in 2011.

The increase in cash provided by operating activities in 2011 is primarily due to improved operating results and the result of a new accounting pronouncement effective January 1, 2010, which required accounts receivable sold under our accounts receivable sale agreement to be recorded as additional borrowings rather than as a reduction in accounts receivable. Accordingly, in 2010, $29.0 million in cash collections related to accounts receivable sold prior to January 1, 2010 have been presented as a reduction in cash from operations while net sales of additional accounts receivable generated subsequent to January 1, 2010 have been reflected as an increase in cash flows from financing activities. We terminated this agreement on November 4, 2010 at which time we repaid the outstanding balance in full.
Improved inventory management resulting in less use of cash also contributed to the increase in cash provided by operating activities.

Investing cash flows

Capital expenditures were $21.4 million, $14.7 million and $17.6 million in 2009, 2010 and 2011, respectively.  Capital expenditures are expected to approximate $20.0 million in 2012.

During 2011, we acquired a business with a cash purchase price of $1.1 million and obtained patents for a cash purchase price of $3.0 million. During 2010, we acquired a business with a cash purchase price of $5.0 million (see Note 4 to the Consolidated Financial Statements for further discussion).

Financing cash flows

Net cash used in financing activities during 2011 consisted of the following:  $6.1 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan (See Note 7 to the Consolidated Financial Statements), $58.0 million in borrowings on our revolving credit facility under our senior credit agreement, $15.0 million in repurchases of treasury stock, $1.4 million in repayments of term borrowings under our senior credit agreement, $0.9 million in repayments on our mortgage notes and $111.8 million repurchase of our 2.50% convertible senior subordinated notes as they were put to us on November 15, 2011 by the holders of the Notes.  See Note 5 to the Consolidated Financial Statements for further discussion of the repurchase of the Notes.

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility of $250.0 million expiring on November 30, 2015.  The senior credit agreement continues to include a $135.0 million term loan of which $53.6 million was outstanding at December 31, 2011. There were $80.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2011.  Our available borrowings on the revolving credit facility at December 31, 2011 were $160.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit.   As discussed in Note 16 to the Consolidated Financial Statements, we entered into a distribution and development agreement with Musculoskeletal Tissue Foundation (“MTF”) on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund this transaction.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $0.3 million due on March 31, 2012, $31.7 million due June 30, 2012 and the remaining $21.5 million due on September 30, 2012.  We expect to utilize our $250.0 million revolving credit facility for payment of the term loan. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.76% at December 31, 2011) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% (2.04% at December 31, 2011) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2011. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $9.6 million at December 31, 2011.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

On November 15, 2011 holders of the 2.50% convertible senior subordinated notes due 2024 (“the Notes”) put to us and we were required to repurchase $111.8 million of the Notes at par; $0.3 million remains outstanding at December 31, 2011. We used cash on hand and borrowings under our revolving credit facility to fund the repurchase. During 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture for the Notes, into a combination of cash and CONMED common stock. The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2014.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2014 and 2019 and, provided the terms of the indenture for the Notes are satisfied, we will be required to repurchase the Notes.

Our Board of Directors authorized a $100.0 million share repurchase program in 2005. In October 2011, our Board of Directors authorized an additional $100.0 million of share repurchases under an amendment to the share repurchase program. Through December 31, 2011, we have repurchased a total of 4.0 million shares of common stock aggregating $91.2 million under these authorizations and have $108.8 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased $15.0 million under the share repurchase program in 2011.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing locations located in the United States to our manufacturing facility in Chihuahua, Mexico.  We incurred $3.5 million in costs associated with the restructuring during 2011.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

During 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.8 million in related costs consisting principally of severance charges.

We will continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  Based on the criteria contained within FASB guidance, no accrual for such costs has been made at this time.  We estimate restructuring costs will approximate $3.0 million to $4.0 million in 2012 and will be charged to cost of goods sold and other expense.

Refer to Note 15 to the Consolidated Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands).  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$143,509	$54,557	$2,517	$82,573	$3,862
Purchase obligations	41,742	41,434	308	—	—
Operating lease obligations	28,900	6,291	9,710	5,321	7,578
Total contractual obligations	$214,151	$102,282	$12,535	$87,894	$11,440

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table does not include required contributions to our pension plan in 2012, which are expected to be approximately $2.0 million.  (See Note 9 to the Consolidated Financial Statements).  The above table also does not include unrecognized tax benefits of approximately $1.6 million, the timing and certainty of recognition for which is not known.  (See Note 6 to the Consolidated Financial Statements).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-

based and equity-related awards.  The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  (See Note 7 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 50% of our total 2011 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 33% of our total net sales in 2011.  The remaining 17% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2011, changes in foreign currency exchange rates, net of the effects of the hedging program, increased sales by approximately $6.5 million and income before income taxes by approximately $1.2 million, compared to 2010 rates.

We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2011 which have been accounted for as cash flow hedges totaled $114.3 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$0.4 million, $2.0 million and -$4.7 million for the years ended December 31, 2009, 2010, and 2011 respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $3.0 million at December 31, 2011.  It is expected these unrealized gains will be recognized in the consolidated statement of operations in 2012.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2011 which have not been designated as hedges totaled $46.8 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated -$3.9 million, $0.3 million and $0.0 million for the years ended December 31, 2009, 2010, and 2011, respectively, offsetting gains (losses) on our intercompany receivables of $4.6 million, -$0.7 million and -$0.3 million for the years ended December 31, 2009, 2010, and 2011, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value;  the net fair value for forward foreign exchange contracts outstanding at December 31, 2011 was $4.7 million and is included in Prepaids and Other Current Assets in the Consolidated Balance Sheets.

Refer to Note 13 in the Consolidated Financial Statements for further discussion.

Interest rate risk

At December 31, 2011, we had approximately $133.6 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments other than our 2012 scheduled term loan payments, if market interest rates for similar borrowings averaged 1.0% more in 2012 than they did in 2011, interest expense would increase, and income before income taxes would decrease by $1.1 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2012 than they did in 2011, our interest expense would decrease, and income before income taxes would increase by $1.1 million.

Item 8.   Financial Statements and Supplementary Data

Our 2011 Financial Statements are included elsewhere herein.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2012.

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2012.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2012.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	50

	Report of Independent Registered Public Accounting Firm	51

	Consolidated Balance Sheets at December 31, 2010 and 2011	52

	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2010 and 2011	53

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2010 and 2011	54

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2010 and 2011	56

	Notes to Consolidated Financial Statements	58

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	83

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 46 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Joseph J. Corasanti
Joseph J. Corasanti
(President and Chief
Executive Officer)

Date: February 28, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE R. CORASANTI	Chairman of the Board
Eugene R. Corasanti	of Directors	February 28, 2012

/s/ JOSEPH J. CORASANTI	President, Chief Executive
Joseph J. Corasanti	Officer and Director	February 28, 2012

/s/ ROBERT D. SHALLISH, JR.	Vice President-Finance
Robert D. Shallish, Jr.	and Chief Financial Officer
	(Principal Financial Officer)	February 28, 2012

/s/ LUKE A. POMILIO	Vice President-Corporate
Luke A. Pomilio	Controller and Corporate General Manager (Principal Accounting Officer)	February 28, 2012

/s/ BRUCE F. DANIELS
Bruce F. Daniels	Director	February 28, 2012

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 28, 2012

/s/ STEPHEN M. MANDIA
Stephen M. Mandia	Director	February 28, 2012

/s/ STUART J. SCHWARTZ
Stuart J. Schwartz	Director	February 28, 2012

/s/ MARK E. TRYNISKI
Mark E. Tryniski	Director	February 28, 2012

Exhibit Index

Exhibit No.		Description

3.1	-
Amended and Restated By-Laws, as adopted by the Board of Directors on April 29, 2011 (Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2 2011).

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

10.4	-	Stock Option Plan for Non-Employee Directors of CONMED Corporation (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.5	-
Amendment to Stock Option Plan for Non-employee Directors of CONMED Corporation (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.6	-	1999 Long-term Incentive Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting filed with the Securities and Exchange Commission on April 16, 1999).

10.7	-
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

10.9	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.11	-	2007 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2007).

10.12	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.13	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

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
Amendment No. 5, dated October 30, 2009 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 30, 2009).

10.24	-
Amendment No. 6, dated October 29, 2010 to the Amended and Restated Receivables Purchase Agreement, dated October 23, 2003, among CONMED Receivables Corporation, CONMED Corporation and Fleet Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 29, 2010).

10.25	-	Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.26	-	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.27	-	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.28	-	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.29	-	Executive Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.30	-	Change in Control Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.31	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/conmed_investor_template.php

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Joseph J. Corasanti pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CONMED Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three years ended December 31, 2011, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2011 (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, (v) Notes to the Consolidated Financial Statements for the year ended December 31, 2011 and (vi) Schedule II - Valuation and Qualifying Accounts. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	*	Filed herewith
	+	Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2011.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report On Internal Control Over Financial Reporting".  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP
Albany, New York
February 28, 2012

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2011
(In thousands except share and per share amounts)

	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,417	$26,048
Accounts receivable, less allowance for doubtful
accounts of $1,066 in 2010 and $1,183 in 2011	145,350	135,641
Inventories	172,796	168,438
Deferred income taxes	8,476	10,283
Prepaid expenses and other current assets	11,153	16,314
Total current assets	350,192	356,724
Property, plant and equipment, net	140,895	139,187
Deferred income taxes	2,009	2,389
Goodwill	295,068	234,815
Other intangible assets, net	190,091	195,531
Other assets	7,518	6,948
Total assets	$985,773	$935,594

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$110,433	$54,557
Accounts payable	21,692	21,162
Accrued compensation and benefits	28,411	31,142
Income taxes payable	973	6,470
Other current liabilities	18,357	17,853
Total current liabilities	179,866	131,184

Long-term debt	85,182	88,952
Deferred income taxes	106,046	92,785
Other long-term liabilities	28,116	49,602
Total liabilities	399,210	362,523

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,203 issued
in 2010 and 2011, respectively	313	313
Paid-in capital	319,406	321,994
Retained earnings	354,020	354,439
Accumulated other comprehensive loss	(15,861)	(26,348)
Less: Treasury stock, at cost;
3,077,377 and 3,358,078 shares in
2010 and 2011, respectively	(71,315)	(77,327)
Total shareholders' equity	586,563	573,071
Total liabilities and shareholders' equity	$985,773	$935,594

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2010 and 2011
(In thousands except per share amounts)

	2009	2010	2011
Net sales	$694,739	$713,723	$725,077

Cost of sales	357,407	348,339	350,143

Gross profit	337,332	365,384	374,934

Selling and administrative expense	266,310	276,463	276,615

Research and development expense	31,837	29,652	28,651

Impairment of goodwill	—	—	60,302

Other expense	10,916	2,176	1,092
	309,063	308,291	366,660

Income from operations	28,269	57,093	8,274

Gain (loss) on early extinguishment of debt	1,083	(79)	—

Amortization of debt discount	4,111	4,244	3,903

Interest expense	7,086	7,113	6,676

Income (loss) before income taxes	18,155	45,657	(2,305)

Provision (benefit) for income taxes	6,018	15,311	(3,057)

Net income	$12,137	$30,346	$752

Earnings per share:

Basic	$0.42	$1.06	$0.03
Diluted	$0.42	$1.05	$0.03

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2009, 2010 and 2011
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	31,299	$313	$313,830	$314,373	$(31,032)	$(57,269)	$540,215

Common stock issued
under employee plans			(1,245)	(1,140)		3,140	755

Tax benefit arising from
common stock issued
under employee plans			561				561

Retirement of 2.50%
convertible notes			(88)				(88)

Stock-based compensation			4,308				4,308

Comprehensive income:

Foreign currency
translation adjustments					7,241

Pension liability
(net of income tax
expense of $6,629)					11,310

Cash flow hedging gain
(net of income tax
expense of $45)					76

Net income				12,137

Total comprehensive
income							30,764

Balance at December 31, 2009	31,299	$313	$317,366	$325,370	$(12,405)	$(54,129)	$576,515

Common stock issued
under employee plans			(2,376)	(1,696)		5,791	1,719

Repurchase of treasury
stock						(22,977)	(22,977)

Tax benefit arising from
common stock issued
under employee plans			227				227

Retirement of 2.50%
convertible notes			(34)				(34)

Stock based compensation			4,223				4,223

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Comprehensive income (loss):
Foreign currency
translation
adjustments					65

Pension liability
(net of income tax
benefit of $1,289)					(2,200)

Cash flow hedging loss
(net of income tax
benefit of $775)					(1,321)

Net income				30,346

Total comprehensive
income							26,890

Balance at December 31, 2010	31,299	$313	$319,406	$354,020	$(15,861)	$(71,315)	$586,563

Common stock issued
under employee plans			(3,849)	(333)		9,009	4,827

Repurchase of treasury
stock						(15,021)	(15,021)

Tax benefit arising from
common stock issued
under employee plans			1,197				1,197

Stock based compensation			5,240				5,240

Comprehensive income
(loss):

Foreign currency
translation
adjustments					(1,937)

Pension liability
(net of income tax
benefit of $7,482)					(12,768)

Cash flow hedging gain
(net of income tax
expense of $2,472)					4,218

Net income				752

Total comprehensive
income							(9,735)

Balance at December 31, 2011	31,299	$313	$321,994	$354,439	$(26,348)	$(77,327)	$573,071
See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2010 and 2011
(In thousands)

	2009	2010	2011
Cash flows from operating activities:
Net income	$12,137	$30,346	$752
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	18,651	17,392	18,519
Amortization of debt discount	4,111	4,244	3,903
Amortization, all other	18,521	20,171	20,265
Stock-based compensation	4,308	4,223	5,240
Deferred income taxes	4,241	13,158	(13,098)
Sale of accounts receivable to (collections
on behalf of) purchaser	(13,000)	(29,000)	—
Income tax benefit of stock
option exercises	561	227	1,197
Excess tax benefit from stock
option exercises	(886)	(485)	(1,363)
(Gain) loss on extinguishment of debt	(1,083)	79	—
Impairment of goodwill	—	—	60,302
Increase (decrease) in cash flows from
changes in assets and liabilities, net
of effects from acquisitions:
Accounts receivable	(12,879)	9,342	8,464
Inventories	(9,454)	(20,317)	(7,850)
Accounts payable	(7,400)	(4,645)	2,649
Income taxes	(2,287)	(692)	4,838
Accrued compensation and benefits	5,630	2,516	1,673
Other assets	(197)	332	(4,243)
Other liabilities	4,054	(8,648)	1,745
	12,891	7,897	102,241
Net cash provided by operating activities	25,028	38,243	102,993

Cash flows from investing activities:
Payments related to intangible assets and business acquisitions,
net of cash acquired	(330)	(5,289)	(4,191)
Purchases of property, plant and equipment	(21,444)	(14,732)	(17,552)
Net cash used in investing activities	(21,774)	(20,021)	(21,743)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	1,198	2,452	6,117
Repurchase of common stock	—	(22,977)	(15,021)
Excess tax benefit from stock
option exercises	886	485	1,363
Payments on senior credit agreement	(1,350)	(1,350)	(1,350)
Proceeds of senior credit agreement	6,000	12,000	58,000
Payments on mortgage notes	(1,425)	(824)	(894)
Payments on senior subordinated notes	(7,808)	(2,933)	(111,766)
Payments related to issuance of debt	—	(2,525)	—

Net change in cash overdrafts	(1,188)	66	(3,148)

Net cash used in financing activities	(3,687)	(15,606)	(66,699)

Effect of exchange rate changes
on cash and cash equivalents	(1,280)	(297)	(920)

Net increase (decrease) in cash
and cash equivalents	(1,713)	2,319	13,631

Cash and cash equivalents at beginning of year	11,811	10,098	12,417

Cash and cash equivalents at end of year	$10,098	$12,417	$26,048

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$6,303	$6,025	$5,797
Income taxes	3,650	3,257	4,760

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $234.8 million and other intangible assets of $195.5 million as of December 31, 2011.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  The Company evaluates EBITDA multiples to value its reporting units relative to the Company's market capitalization plus a market-based control premium. The market-based control premium is defined as the premiums paid by acquirers of comparable businesses. The sum of the individual reporting units' estimated market values are compared to the Company's market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.

During the fourth quarter of 2011, we completed our goodwill impairment testing with data as of October 1, 2011.  For our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec operating units, our impairment testing utilized CONMED Corporation’s EBITDA multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 42% to 107%.

We estimated the fair value of the CONMED Patient Care operating unit utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our CONMED Patient Care operating unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the unit's goodwill to its implied fair value.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected retirement of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 15 years.  The weighted average life for customer relationship assets in aggregate is 33 years.

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

Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $111.7 million and $0.3 million at December 31, 2010 and 2011, respectively, based on their quoted market price.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $11.3 million, $7.9 million and $8.8 million for 2009, 2010 and 2011, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2011 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards.  The following table sets forth the calculation of basic and diluted earnings per share at December 31, 2009, 2010 and 2011, respectively:

	2009	2010	2011

Net income	$12,137	$30,346	$752

Basic-weighted average shares outstanding	29,074	28,715	28,246

Effect of dilutive potential securities	68	196	387

Diluted-weighted average shares outstanding	29,142	28,911	28,633

Basic EPS	$0.42	$1.06	$0.03

Diluted EPS	$0.42	$1.05	$0.03

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 2.2 million, 1.5 million and 0.7 million at December 31, 2009, 2010 and 2011, respectively.

Stock-based compensation

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2010	$(1,245)	$(18,482)	$3,866	$(15,861)

Pension liability, net of income tax	—	(12,768)	—	(12,768)

Cash flow hedging gain, net of income tax	4,218	—	—	4,218

Foreign currency translation adjustments	—	—	(1,937)	(1,937)

Balance, December 31, 2011	$2,973	$(31,250)	$1,929	$(26,348)

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2010	2011

Raw materials	$49,038	$52,351
Work in process	15,460	15,499
Finished goods	108,298	100,588
	$172,796	$168,438

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2010	2011
Land	$4,486	$4,367
Building and improvements	95,923	90,360
Machinery and equipment	161,635	163,923
Construction in progress	5,198	6,310
	267,242	264,960
Less: Accumulated depreciation	(126,347)	(125,773)
	$140,895	$139,187

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $5,988, $5,830, and $6,221 for the years ended December 31, 2009, 2010 and 2011, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2011 are as follows:

2012	$6,291
2013	5,389
2014	4,321
2015	2,621
2016	2,700
Thereafter	7,578

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2010	2011
Balance as of January 1,	$290,505	$295,068

Goodwill impairment	—	(60,302)

Adjustments to goodwill resulting from business acquisitions finalized	4,378	—

Foreign currency translation	185	49

Balance as of December 31,	$295,068	$234,815

The CONMED Patient Care operating unit historically has had a small excess of fair value over carrying value. During the fourth quarter of 2011 we performed our annual goodwill impairment testing. We estimated the fair value of the CONMED Patient Care operating unit utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our CONMED Patient Care operating unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the unit's goodwill to its implied fair value.

Total accumulated impairment losses (associated with our CONMED Patient Care and CONMED Endoscopic Technologies operating units) aggregated $46,689 and $106,991 at December 31, 2010 and 2011, respectively.

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

Goodwill associated with each of our principal operating units at December 31, is as follows:

	2010	2011
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,682	175,731

CONMED Patient Care	60,302	—

Balance as of December 31,	$295,068	$234,815

Other intangible assets consist of the following:

	December 31, 2010		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$127,594	$(40,801)	$133,965	$(45,112)

Patents and other intangible assets	47,178	(32,224)	52,702	(34,368)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

	$263,116	$(73,025)	$275,011	$(79,480)

Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  The weighted average amortization period for intangible assets which are amortized is 29 years.  Customer relationships are being amortized over a weighted average life of 33 years.  Patents and other intangible assets are being amortized over a weighted average life of 14 years.

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

During 2011, CONMED acquired our former distributor in the Nordic region of Europe. The fair value of this acquisition included assets of $6.4 million related to customer relationships. During 2011, we also purchased patents totaling $3.0 million and recorded a related deferred tax liability of $1.8 million.

Amortization expense related to intangible assets for the year ending December 31, 2011 and estimated amortization expense for each of the five succeeding years is as follows:

2011	$6,455
2012	6,940
2013	6,722
2014	6,330
2015	5,941
2016	5,840

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2010	2011
Revolving line of credit	$22,000	$80,000

Term loan borrowings on senior credit facility	54,938	53,588

2.50% convertible senior subordinated notes	108,189	327

Mortgage notes	10,488	9,594

Total long-term debt	195,615	143,509

Less: Current portion	110,433	54,557

	$85,182	$88,952

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility of $250.0 million expiring on November 30, 2015.  The senior credit agreement continues to include a $135.0 million term loan of which $53.6 million was outstanding at December 31, 2011. There were $80.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2011.  Our available borrowings on the revolving credit facility at December 31, 2011 were $160.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $0.3 million due on March 31, 2012, $31.7 million due June 30, 2012 and the remaining $21.5 million due on September 30, 2012.  We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.76% at December 31, 2011) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% (2.04% at December 31, 2011) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

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

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $9.6 million at December 31, 2011.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

On November 15, 2011 holders of the 2.50% convertible senior subordinated notes due 2024 (“the Notes”) put to us and we were required to repurchase $111.8 million of the Notes at par; $0.3 million remains outstanding at December 31, 2011. We used cash on hand and borrowings under our revolving credit facility to fund the repurchase. During 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  During 2009, we repurchased and retired $9.9 million of the Notes for $7.8 million and recorded a gain on the early extinguishment of debt of $1.1 million net of the write-offs of $0.1 million in unamortized deferred financing costs and $1.0 million in unamortized Notes discount. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture for the Notes, into a combination of cash and CONMED common stock. The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2014.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2014 and 2019 and, provided the terms of the indenture for the Notes are satisfied, we will be required to repurchase the Notes.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the years ended December 31, 2009, 2010 and 2011, we have recorded interest expense related to the amortization of debt discount on the Notes of $4.1 million, $4.2 million and $3.9 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes was amortized through November 2011.  For the years ended December 31, 2009, 2010 and 2011, we recorded interest expense on the Notes of $2.9 million, $2.8 million and $2.5 million, respectively, at the contractual coupon rate of 2.50%.

Amounts recognized in the consolidated balance sheets related to the Notes consist of the following at December 31,:

	2010	2011
Principal value of the Notes	$112,093	$327

Unamortized discount	(3,904)	—

Carrying value of the Notes	$108,189	$327

Equity component	$21,438	$—

The scheduled  maturities  of  long-term  debt outstanding at December 31, 2011 are as follows:

2012	$54,557
2013	1,050
2014	1,467
2015	81,234
2016	1,339
Thereafter	3,862

Note 6 — Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, 2010 and 2011 consists of the following:

	2009	2010	2011
Current tax expense (benefit):

Federal	$(1,281)	$(717)	$3,021
State	791	232	1,596
Foreign	2,267	2,638	5,424
	1,777	2,153	10,041
Deferred income tax expense (benefit)	4,241	13,158	(13,098)
Provision (benefit) for income taxes	$6,018	$15,311	$(3,057)

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2009, 2010 and 2011 follows:

	2009	2010	2011
Tax provision (benefit) at statutory rate based
on income before income taxes	35.00%	35.00%	(35.00)%

State income taxes, net of federal tax benefit	5.59	2.55	22.73

Stock-based compensation	1.59	0.01	(1.61)

Foreign income taxes	(2.90)	0.07	1.35

Impact of repatriation of foreign earnings	—	—	(57.51)

Research & development credit	(4.46)	(1.83)	(32.25)

Settlement of taxing authority examinations	(5.60)	(3.27)	(6.55)

Non deductible/non-taxable items	2.86	1.22	(13.28)

Other, net	1.07	(0.22)	(10.50)

	33.15%	33.53%	(132.62)%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2010 and 2011 are as follows:

	2010	2011
Assets:
Inventory	$4,509	$4,288
Net operating losses	3,091	—
Capitalized research and development	3,213	4,561
Deferred compensation	2,381	2,631
Accounts receivable	2,903	2,968
Employee benefits	2,877	2,842
Accrued pension	4,309	9,530
Research and development credit	4,581	1,696
Foreign tax credit	2,079	—
Other	8,558	5,746
Valuation allowance	(226)	—
	38,275	34,262

Liabilities:
Goodwill and intangible assets	108,230	101,514
Depreciation	7,446	9,500
State taxes	3,443	2,975
Contingent interest	14,717	386

	133,836	114,375

Net liability	$(95,561)	$(80,113)

Income before income taxes consists of the following U.S. and foreign income:

	2009	2010	2011

U.S. income	$10,108	$37,953	$(20,521)
Foreign income	8,047	7,704	18,216

Total income	$18,155	$45,657	$(2,305)

The amount of Federal Research and Development credit carryforward available is $1.7 million.  These credits begin to expire in 2029.

Deferred tax amounts include approximately $3.4 million of future tax benefits associated with state tax credits which have an indefinite carryforward period.

As a result of the contingent interest deferred tax liability realized upon the convertible notes repurchase during the fourth quarter of 2011, the Company reevaluated our unremitted foreign earnings and tax credit carryforwards. Based upon this assessment, we repatriated $16.2 million of foreign earnings to the United States. The company recorded a net tax benefit of $1.3 million to recognize the tax liabilities and related foreign tax credit benefits associated with the repatriation. It is our intention to permanently reinvest the remaining amount of unremitted foreign earnings.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences totaled $38.5 million as of December 31, 2011. It is not practicable given the complexities of the hypothetical foreign tax credit calculation to determine the tax liability on this temporary difference.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2010.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2009	2010	2011
Balance as of January 1,	$2,869	$1,869	$1,330

Increases for positions taken in prior periods	139	52	283

Increases for positions taken in current periods	183	166	789

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(1,322)	(757)	—

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	—	(59)

Balance as of December 31,	$1,869	$1,330	$2,343

If the total unrecognized tax benefits of $2.3 million at December 31, 2011 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2011 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of operations.  It is reasonably possible that the amount of unrecognized tax benefits, each of which are individually insignificant, could change in the next 12 months as a result of the anticipated completion of taxing authority examinations and lapse of statute of limitations.  The range of change in unrecognized tax benefits is estimated between $0.0 million and $0.8 million.

Note 7 – Shareholders’ Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2010 and 2011, no preferred stock had been issued.

Our Board of Directors authorized a $100.0 million share repurchase program in 2005. In October 2011, our Board of Directors authorized an additional $100.0 million of share repurchases under an amendment to the share repurchase program. Through December 31, 2011, we have repurchased a total of 4.0 million shares of common stock aggregating $91.2 million under these authorizations and have $108.8 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2011, we repurchased 0.7 million shares for an aggregate cost of $15.0 million.  During 2010, we repurchased 1.2 million shares for an aggregate cost of $23.0 million. No stock repurchases were made in 2009.

We have reserved 6.0 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 0.7 million shares remain available for grant at December 31, 2011.  The exercise price on all outstanding options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the Consolidated Statements of Operations was $4.3 million, $4.2 million and $5.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.  This amount is included in selling and administrative expenses on the Consolidated Statements of Operations.  Tax related benefits of $1.3 million, $1.6 million and $1.9 million were also recognized for the years ended December 31, 2009, 2010 and 2011.  Cash received from the exercise of stock options was $0.7 million, $2.0 million and $5.6 million for the years ended December 31, 2009, 2010 and 2011, respectively and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The weighted average fair value of awards of options and SARs granted in the years ended December 31, 2009, 2010 and 2011, respectively was $7.03, $7.72 and $10.43, respectively.  The fair value of these options and SARs was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options and SARs granted in the years ended December 31, 2009, 2010 and 2011, respectively:  risk-free interest rate of 2.48%, 2.07% and 1.59%; volatility factor of the expected market price of the Company's common stock of 37.17%, 36.72% and 35.52%; a weighted-average expected life of the option and SAR of 6.2 years for 2009, 6.4 years for 2010, and 6.3 years for 2011; and that no dividends would be paid on common stock.  The risk free interest rate is based on the option and SAR grant date for a traded U.S. Treasury bond with a maturity date closest to the expected life.  Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant.  The expected life represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the stock option and SAR activity for the year ended December 31, 2011.

	Number of Shares (in 000’s)	Weighted- Average Exercise Price

Outstanding at December 31, 2010	2,337	$23.98

Granted	149	$27.63
Forfeited	(18)	$28.77
Exercised	(339)	$21.55

Outstanding at December 31, 2011	2,129	$24.58
Exercisable at December 31, 2011	1,639	$25.08

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2011 was 4.3 years and 3.2 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2011 was $5.5 million and $3.6 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2009, 2010 and 2011 was $0.2 million, $1.2 million and $2.0 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2011.  There were no PSU’s granted prior to 2010.

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2010	534	$20.54

Granted	294	$27.48
Vested	(140)	$21.65
Forfeited	(180)	$25.75

Outstanding at December 31, 2011	508	$23.43

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2009, 2010 and 2011was $17.02, $19.26 and $27.48, respectively.

The total fair value of shares vested was $1.8 million, $2.8 million and $3.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

As of December 31, 2011, there was $12.9 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plan which is expected to be recognized over a weighted average period of 3.5 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2011, we issued approximately 20,350 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

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

The following is net sales information by product line and reportable segment:

	2009	2010	2011

Arthroscopy	$269,820	$288,421	$289,878
Powered Surgical Instruments	144,014	142,288	147,849
CONMED Linvatec	413,834	430,709	437,727
CONMED Electrosurgery	94,959	97,210	98,632
CONMED Endosurgery	66,027	69,004	73,716
CONMED Linvatec, Electrosurgery,
and Endosurgery	574,820	596,923	610,075
CONMED Patient Care	70,978	68,283	65,651
CONMED Endoscopic Technologies	48,941	48,517	49,351

Total	$694,739	$713,723	$725,077

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes.  The Corporate line includes corporate related items not allocated to operating units:

	2009	2010	2011

CONMED Linvatec, Electrosurgery
and Endosurgery	$62,715	$77,271	$89,093
CONMED Patient Care	(1,263)	(38)	(62,878)
CONMED Endoscopic Technologies	(7,904)	(1,315)	273
Corporate	(25,279)	(18,825)	(18,214)

Income from operations	28,269	57,093	8,274

Gain (loss) on early extinguishment of debt	1,083	(79)	—

Amortization of bond discount	4,111	4,244	3,903

Interest expense	7,086	7,113	6,676

Income (loss) before income taxes	$18,155	$45,657	$(2,305)

Net sales information for geographic areas consists of the following:

	2009	2010	2011

United States	$385,770	$371,914	$364,588
Canada	48,713	61,593	65,794
United Kingdom	35,155	31,576	32,106
Japan	29,244	32,226	34,178
Australia	30,159	34,564	40,122
All other countries	165,698	181,850	188,289

Total	$694,739	$713,723	$725,077

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2010 and 2011.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2009, 2010 and 2011.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our United States based employees.

Total employer contributions to the 401(k) plan were $6.8 million, $6.5 million and $6.3 million during the years ended December 31, 2009, 2010 and 2011, respectively.

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

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2010	2011

Accumulated Benefit Obligation	$66,136	$82,289

Change in benefit obligation
Projected benefit obligation at beginning of year	$61,222	$66,136
Service cost	219	281
Interest cost	3,585	3,519
Actuarial loss	5,538	15,305
Benefits paid	(4,428)	(2,952)

Projected benefit obligation at end of year	$66,136	$82,289

Change in plan assets
Fair value of plan assets at beginning of year	$52,842	$55,309
Actual gain (loss) on plan assets	4,962	(2,145)
Employer contributions	1,933	1,610
Benefits paid	(4,428)	(2,952)
Fair value of plan assets at end of year	$55,309	$51,822

Funded status	$(10,827)	$(30,467)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2010	2011

Accrued long-term pension liability	$10,827	$30,467
Accumulated other comprehensive loss	(29,313)	(49,563)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2010	2011

Discount rate	5.41%	4.30%
Expected return on plan assets	8.00%	8.00%

Accumulated other comprehensive loss for the years ended December 31, 2010 and 2011 consists of net actuarial losses of $29,313 and $49,563, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2011 are as follows:

Current year actuarial loss	$(21,828)
Amortization of actuarial loss	1,578
Total recognized in other comprehensive loss	$(20,250)

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2012 is $2,927.

Net periodic pension cost for the years ended December 31, consists of the following:

	2009	2010	2011

Service cost — benefits earned during the period	$1,887	$219	$281
Interest cost on projected benefit obligation	3,920	3,585	3,519
Return on plan assets	(3,817)	(4,227)	(4,378)
Curtailment gain	(4,368)	—	—
Transition amount	1	—	—
Prior service cost	(88)	—	—
Amortization of loss	1,627	1,313	1,578
Net periodic pension cost	$(838)	$890	$1,000

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2009		2010	2011

Discount rate	5.97%	*	5.86%	5.41%
Expected return on plan assets	8.00%		8.00%	8.00%
Rate of compensation increase	3.50%		N/A	N/A

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2010	2011	2012

Equity securities	70%	69%	75%
Debt securities	30	31	25
Total	100%	100%	100%

As of December 31, 2011, the Plan held 27,562 shares of our common stock, which had a fair value of $0.7 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

The following table sets forth the fair value of Plan assets as of December 31,:

	2010	2011

Common Stock	$24,035	$21,893
Money Market Fund	14,818	12,461
Mutual Funds	14,456	14,112
Fixed Income Securities	2,000	3,356

Total Assets at Fair Value	$55,309	$51,822

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2010 and 2011:

Common Stock:	Common stock is valued at the closing price reported on the common stock’s respective stock exchange and is classified within level 1 of the valuation hierarchy.

Money Market Fund:	These investments are public investment vehicles valued using $1 for the Net Asset Value (NAV). The money market fund is classified within level 2 of the valuation hierarchy.

Mutual Funds:
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

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2011:

	Level 1	Level 2	Total

Common Stock	$21,893	$—	$21,893
Money Market Fund	—	12,461	12,461
Mutual Funds	14,112	—	14,112
Fixed Income Securities	3,356	—	3,356
	$39,361	$12,461	$51,822

We are required and expect to contribute approximately $2.0 million to our pension plan for the 2012 Plan year.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years.  The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2011 and reflect the impact of expected future employee service.

2012	$3,665
2013	2,571
2014	3,072
2015	2,986
2016	2,895
2017-2021	20,980

Note 10 — Legal Matters

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Securities and Exchange Commission, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, or other federal and state agencies or foreign governments or government agencies.  These subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligations of a third party, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Note 11 — Other Expense

Other expense for the year ended December 31, consists of the following:

	2009	2010	2011
New plant/facility consolidation costs	$2,726	$—	$—
Net pension gain	(1,882)	—	—
Product recall	5,992	—	—
Administrative consolidation costs	4,080	2,176	792
Costs associated with purchase of a distributor	—	—	300
Other expense	$10,916	$2,176	$1,092

During 2009, we incurred $2.7 million in charges related to the consolidation of certain domestic distribution activities in a new leased consolidated distribution center in Atlanta, Georgia.

During 2009, we elected to freeze benefit accruals under the defined benefit pension plan for United States employees, effective May 14, 2009.  As a result, we recorded a net pension gain of $1.9 million in the first quarter of 2009 associated with the elimination of future benefit accruals under the pension plan (see Note 9).

During 2009, we announced a voluntary recall of certain model numbers of the PRO5 & PRO6 series battery handpieces and certain lots of the MC5057 Universal Cable used with certain of CONMED Linvatec’s powered handpieces.  Current models of products are not affected.  The cost of this recall is expected to be approximately $6.0 million and we have recorded this cost in 2009.  We have performed repairs on $5.7 million of the total $6.0 million of expected costs.

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

During 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.8 million in related costs consisting principally of severance charges.

During 2011, we purchased the Company's former distributor in the Nordic region of Europe. We incurred $0.3 million in charges associated with this purchase.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2009	2010	2011

Balance as of January 1,	$3,341	$3,383	$3,363

Provision for warranties	3,638	3,510	4,344
Claims made	(3,596)	(3,530)	(4,089)

Balance as of December 31,	$3,383	$3,363	$3,618

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2011 which have been accounted for as cash flow hedges totaled $114.3 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$0.4 million, $2.0 million and -$4.7 million for the years ended December 31, 2009, 2010, and 2011 respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $3.0 million at December 31, 2011.  It is expected these unrealized gains will be recognized in the consolidated statement of operations in 2012.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2011 which have not been designated as hedges totaled $46.8 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated -$3.9 million, $0.3 million and $0.0 million for the years ended December 31, 2009, 2010, and 2011, respectively, offsetting gains (losses) on our intercompany receivables of $4.6 million, -$0.7 million and -$0.3 million for the years ended December 31, 2009, 2010, and 2011, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at December 31, 2011:

	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign Exchange Contracts	Prepaid expenses and other current assets	$5,042	Prepaid expenses and other current assets	$(326)	$4,716

Derivatives not designated as hedging instruments:

Foreign Exchange Contracts	Prepaid expenses and other current assets	41	Prepaid expenses and other current assets	(95)	(54)

Total derivatives		$5,083		$(421)	$4,662

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $4.7 million in prepaids and other current assets.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2011 consist of forward foreign exchange contracts.  The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes approximate fair value.  The fair value of the Notes approximated $111.7 million and $0.3 million at December 31, 2010 and December 31, 2011, respectively, based on their quoted market price.  See Note 5 for additional discussion of the Notes.

Note 14 - New Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  We do not expect such guidance to have a material impact on our consolidated financial statements.

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

Note 15 – Restructuring

During 2009, 2010, and 2011 we incurred the following restructuring costs:

	2009	2010	2011

New plant/facility consolidation costs	$11,859	$2,397	$3,467
CONMED Endoscopic Technologies division consolidation	845	—	—
Termination of a product offering	—	2,489	—

Restructuring costs included in cost of sales	$12,704	$4,886	$3,467

New plant/facility consolidation costs	$2,726	$—	$—
Administrative consolidation costs	$4,080	$2,176	$792

Restructuring costs included in other expense	$6,806	$2,176	$792

During 2008, we announced a plan to restructure certain of our operations. For the years ending December 31, 2009, 2010 and 2011, we charged $11.9 million , $2.4 million, and $3.5 million, respectively in restructuring related expense to cost of goods sold.  In 2009, these charges represent startup activities associated with a new manufacturing facility in Chihuahua, Mexico and the closure of two Utica, New York area manufacturing facilities.  These costs include under-utilization of production facilities, accelerated depreciation, severance and other charges.  During 2010 and 2011, we continued our operational restructuring plan which includes the transfer of additional production lines from Utica, New York, Largo, Florida and Goleta, California to our manufacturing facility in Chihuahua, Mexico.  These costs include severance and other charges associated with the transfer of production lines.

During 2009, the Company elected to consolidate the administrative offices and operations of the CONMED Endoscopic Technologies division from its offices in Chelmsford, Massachusetts to our Corporate headquarters in Utica, New York. As part of this consolidation, we incurred $0.8 million in costs related to the write-down of inventory and included such charges in cost of goods sold (see Note 11).

As part of our ongoing restructuring, the Company discontinued certain product offerings within our CONMED Linvatec portfolio.  These product offerings include the service arms and service managers associated with our integrated operating room systems and equipment line.  During 2010, we incurred $2.5 million in costs associated with this termination of a product offering which were charged to cost of goods sold.

Restructuring costs included in other expense are described more fully in Note 11.

Note 16 – Subsequent Events

On January 3, 2012, the Company entered into a Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Tissue Foundation (“MTF”) to obtain (i) MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine, and (ii) an exclusive license to an autograft (patient's own) blood Platelet-Rich Plasma (“PRP”) therapy technology and products (collectively, the “Transaction”).
     Under the JDDA, we acquired the worldwide marketing, educational and promotion rights for sports medicine allograft tissue. We also acquired certain assets relating to certain instrument sets used for the allograft procedures and approximately 35 MTF sales and marketing employees joined the Company. The JDDA has a term of 25 years with renewals thereafter. The initial consideration from the Company includes a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million potentially payable over a four year period depending on MTF meeting supply targets, as further set forth in the JDDA. As compensation for our marketing efforts, the Company will receive 50% of the revenue streams relating to MTF's sports medicine allograft product line and 100% of the revenue from the PRP products.

We used cash on hand and available borrowings under the revolving credit facility to fund this transaction.

Note 17 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2010 and 2011 are as follows:

	Three Months Ended
	March	June	September	December
2010
Net sales	$176,365	$181,086	$172,195	$184,077
Gross profit	91,795	93,683	88,983	90,923
Net income	7,319	7,306	8,758	6,963
EPS:
Basic	.25	.25	.31	.25
Diluted	.25	.25	.31	.24

	Three Months Ended
	March	June	September	December
2011
Net sales	$183,450	$183,236	$172,814	$185,577
Gross profit	95,716	91,455	91,311	96,452
Net income (loss)	8,995	8,680	8,211	(25,134)
EPS:
Basic	.32	.31	.29	(.90)
Diluted	.31	.30	.29	(.90)

Items Included In Selected Quarterly Financial Data:

2010

First Quarter

During the first quarter of 2010, we incurred $0.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

Second Quarter

During the second quarter of 2010, we incurred $1.0 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the second quarter of 2010, we recorded a charge of $1.0 million in other expense related to the consolidation of administrative functions in our CONMED Linvatec division – see Note 11 and Note 15.

During the second quarter of 2010, we repurchased and retired $3.0 million of our 2.50% convertible senior subordinated notes (the “Notes”) for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million - see Note 5.

Third Quarter

During the third quarter of 2010, we incurred $0.3 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the third quarter of 2010, we recorded a charge of $0.3 million in other expense related to the consolidation of administrative functions in our CONMED Linvatec division – see Note 11 and Note 15.

Fourth Quarter

During the fourth quarter of 2010, we incurred $0.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the fourth quarter of 2010, we incurred $2.5 million in costs associated with the termination of a product offering in our CONMED Linvatec division.  These costs were charged to cost of goods sold – see Note 15.

During the fourth quarter of 2010, we recorded a charge of $0.2 million in other expense related to the consolidation of administrative functions in our CONMED Linvatec division – see Note 11 and Note 15.

During the fourth quarter of 2010, we recorded a charge of $0.7 million in other expense related to a lease impairment in our CONMED Endoscopic Technologies division – see Note 11.

2011

First Quarter

During the first quarter of 2011, we incurred $0.8 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the first quarter of 2011, we recorded a charge of $0.7 million to other expense related to consolidating certain administrative functions in our Utica, New York facility consisting principally of severance charges - see Note 11 and Note 15.

Second Quarter

During the second quarter of 2011, we incurred $1.0 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the second quarter of 2011, we recorded a charge of $0.1 million to other expense related to consolidating certain administrative functions in our Utica, New York facility consisting principally of severance charges - see Note 11 and Note 15.

Third Quarter

During the third quarter of 2011, we incurred $0.8 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

Fourth Quarter

During the fourth quarter of 2011, we incurred $0.9 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the fourth quarter of 2011, after completing our annual goodwill impairment testing, we determined that the goodwill of our Patient Care operating unit was impaired and consequently we recorded a goodwill impairment charge of $60.3 million - see Note 4.

During the fourth quarter of 2011, we purchased the Company's former distributor in the Nordic region of Europe. We incurred $0.3 million in charges associated with this purchase - see Note 11.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Column E
Column A				Column D	Balance at End of Period
Description				Deductions
2011

Allowance for bad debts	$1,066	$3,935	$—	$(3,818)	$1,183
Sales returns and
allowance	3,980	291	—	(174)	4,097
Deferred tax asset
valuation allowance	226	—	—	(226)	—

2010

Allowance for bad debts	$1,175	$397	$—	$(506)	$1,066
Sales returns and
allowance	3,356	721	—	(97)	3,980
Deferred tax asset
valuation allowance	1,058	226	—	(1,058)	226

2009

Allowance for bad debts	$1,370	$119	$—	$(314)	$1,175
Sales returns and
allowance	2,974	647	—	(265)	3,356
Deferred tax asset
valuation allowance	2,069	278	—	(1,289)	1,058