Form 10-Q
period 2012-03-31
CONMED CORP
filed 2012-05-01
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2012	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 26, 2012 is 28,289,720 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2011	2012
Net sales	$183,450	$194,316

Cost of sales	87,734	93,405

Gross profit	95,716	100,911

Selling and administrative expense	70,078	74,806

Research and development expense	7,681	7,095

Other expense	694	1,988

	78,453	83,889

Income from operations	17,263	17,022

Amortization of debt discount	1,094	—

Interest expense	1,805	1,437

Income before income taxes	14,364	15,585

Provision for income taxes	5,369	5,617

Net income	$8,995	$9,968

Comprehensive income	$12,024	$11,045

Per share data:

Net Income
Basic	$0.32	$0.36
Diluted	0.31	0.35

Dividends per share of common stock	$—	$0.15

Weighted average common shares
Basic	28,261	28,029
Diluted	28,701	28,484

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2011	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,048	$19,454
Accounts receivable, net	135,641	142,351
Inventories	168,438	163,390
Deferred income taxes	10,283	10,951
Prepaid expenses and other current assets	16,314	15,132
Total current assets	356,724	351,278
Property, plant and equipment, net	139,187	141,032
Deferred income taxes	2,389	2,422
Goodwill	234,815	234,794
Other intangible assets, net	195,531	193,643
Other assets	6,948	153,391
Total assets	$935,594	$1,076,560

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$54,557	$54,219
Accounts payable	21,162	27,088
Accrued compensation and benefits	31,142	20,863
Income taxes payable	6,470	4,991
Other current liabilities	17,853	58,684
Total current liabilities	131,184	165,845

Long-term debt	88,952	138,952
Deferred income taxes	92,785	95,791
Other long-term liabilities	49,602	89,247
Total liabilities	362,523	489,835

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2011 and 2012, respectively	313	313
Paid-in capital	321,994	323,486
Retained earnings	354,439	360,185
Accumulated other comprehensive loss	(26,348)	(25,271)
Less: 3,358,078 and 3,115,110 shares of common stock
in treasury, at cost in 2011 and 2012, respectively	(77,327)	(71,988)
Total shareholders’ equity	573,071	586,725
Total liabilities and shareholders’ equity	$935,594	$1,076,560

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2011	2012
Cash flows from operating activities:
Net income	$8,995	$9,968
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	4,416	4,688
Amortization of debt discount	1,094	—
Amortization, all other	4,830	7,124
Stock-based compensation expense	1,026	1,183
Deferred income taxes	4,625	2,735
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	90	(5,618)
Inventories	420	2,764
Accounts payable	1,782	2,601
Income taxes payable	333	(1,232)
Accrued compensation and benefits	(7,442)	(10,446)
Other assets	(1,917)	(1,106)
Other liabilities	2,448	(5,032)
	11,705	(2,339)
Net cash provided by operating activities	20,700	7,629

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,143)	(6,424)
Payments related to business acquisitions and distribution agreement	(72)	(64,116)
Net cash used in investing activities	(4,215)	(70,540)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	1,287	5,345
Payments on senior credit agreement	(13,337)	(338)
Proceeds from senior credit agreement	—	50,000
Other, net	337	809
Net cash provided by
(used in) financing activities	(11,713)	55,816

Effect of exchange rate changes
on cash and cash equivalents	750	501

Net increase (decrease) in cash and cash equivalents	5,522	(6,594)

Cash and cash equivalents at beginning of period	12,417	26,048

Cash and cash equivalents at end of period	$17,939	$19,454

Non-cash financing activities:
Dividends payable	$—	$4,328
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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive income

Comprehensive income consists of the following:

	Three months ended March 31,
	2011	2012

Net income	$8,995	$9,968

Other comprehensive income:
Pension liability, net of
income tax	231	462
Cash flow hedging loss,
net of income tax	(1,046)	(1,561)
Foreign currency
translation adjustment	3,844	2,176

Comprehensive income	$12,024	$11,045

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2011	$2,973	$(31,250)	$1,929	$(26,348)

Pension liability,
net of income tax	—	462	—	462

Cash flow hedging loss,
net of income tax	(1,561)	—	—	(1,561)

Foreign currency translation
adjustments	—	—	2,176	2,176

Balance, March 31, 2012	$1,412	$(30,788)	$4,105	$(25,271)

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

Foreign Currency Forward Contracts. We hedge certain forecasted intercompany transactions denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31, 2012 which have been accounted for as cash flow hedges totaled $119.2 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $(1.2) million and $0.8 million for the three months ended March 31, 2011 and 2012, respectively.  Net unrealized gains on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $1.4 million at March 31, 2012.  These unrealized gains and any subsequent changes in fair value will be recognized in the consolidated statements of operations in 2012 and 2013 as the related forward contracts mature and gains and losses are realized.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2012 which have not been designated as hedges totaled $36.6 million.  Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $0.9 million and $0.7 million for the three months ended March 31, 2011 and 2012, respectively, offsetting gains on our intercompany receivables of $1.2 million and $0.4 million for the three months ended March 31, 2011 and 2012, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2011 and March 31, 2012:

December 31, 2011	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$5,042	Prepaid expenses and other current assets	$(326)	$4,716

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	41	Prepaid expenses and other current assets	(95)	(54)

Total derivatives		$5,083		$(421)	$4,662

March 31, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$2,488	Prepaid expenses and other current assets	$(248)	$2,240

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	(94)	(94)

Total derivatives		$2,488		$(342)	$2,146

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $4.7 million and $2.1 million in prepaid expenses and other current assets at December 31, 2011 and March 31, 2012, respectively.

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

As of March 31, 2012, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2012 consist of forward foreign exchange contracts.  The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the Notes approximate fair value.  The fair value of the Notes was determined within Level 2 of the valuation hierarchy and approximated $0.3 million at both December 31, 2011 and March 31, 2012 based on their quoted market price.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2011	March 31, 2012

Raw materials	$52,351	$48,756
Work-in-process	15,499	16,043
Finished goods	100,588	98,591
Total	$168,438	$163,390

Note 6 – Earnings and dividends per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for three months ended March 31, 2011 and 2012.

	Three months ended March 31,
	2011	2012

Net income	$8,995	$9,968

Basic – weighted average shares outstanding	28,261	28,029

Effect of dilutive potential securities	440	455

Diluted – weighted average shares outstanding	28,701	28,484

Net income
Basic	$0.32	$0.36
Diluted	$0.31	$0.35

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 0.7 million and 0.4 million for the three months ended March 31, 2011 and 2012, respectively.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. The initial quarterly dividend was paid on April 5, 2012 to shareholders of record as of March 15, 2012. The total dividend payable at March 31, 2012 was $4.3 million and is included in other current liabilities in the consolidated condensed balance sheet.

Note 7 – Goodwill, other intangible assets, and other assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

Balance as of January 1, 2012	$234,815

Foreign currency translation	(21)

Balance as of March 31, 2012	$234,794

  Goodwill associated with each of our principal operating units is as follows:

	December 31, 2011	March 31, 2012
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,731	175,710

Balance	$234,815	$234,794

Total accumulated impairment losses (associated with our CONMED Patient Care and CONMED Endoscopic Technologies operating units) aggregated $106,991 at both December 31, 2011 and March 31, 2012.

  Other intangible assets consist of the following:

	December 31, 2011		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$133,965	$(45,112)	$133,965	$(46,345)

Patents and other intangible assets	52,702	(34,368)	52,746	(35,067)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

Balance	$275,011	$(79,480)	$275,055	$(81,412)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,623 and $1,932 in the three months ended March 31, 2011 and March 31, 2012, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated amortization expense for the year ending December 31, 2012, including the three month period ended March 31, 2012 and for each of the five succeeding years is as follows:

2012	$7,726
2013	7,503
2014	6,880
2015	6,491
2016	6,390
2017	6,390

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

Under the JDDA, we acquired the worldwide marketing, educational and promotion rights for sports medicine allograft tissue. We also acquired certain assets relating to instrument sets used for allograft procedures and approximately 35 MTF sales and marketing employees joined the Company. The JDDA has a term of 25 years with renewals thereafter. This transaction was not accounted for as a business combination as it does not meet the definition of a business as defined by ASC 805. The initial consideration from the Company includes a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets, as further set forth in the JDDA ($34 million is due within the next fiscal year with the remainder due in equal installments in each year thereafter). As compensation for our marketing efforts, the Company will receive 50% of the revenue streams relating to MTF's sports medicine allograft product line and 100% of the revenue from the PRP products. At March 31, 2012, the gross carrying amount of this arrangement amounted to $148.1 million and the related accumulated amortization was $1.5 million. This has been recorded in other assets. $84.0 million related to the contingent payment is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets. The Company is amortizing the upfront payment as well as the accrued $84.0 million over the 25 year term of the JDDA. Amortization expense is recorded as a reduction to sales.

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2011	2012

Balance as of January 1,	$3,363	$3,618

Provision for warranties	1,145	1,125

Claims made	(1,075)	(1,047)

Balance as of March 31,	$3,433	$3,696

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended March 31,
	2011	2012

Service cost	$70	$65

Interest cost on projected
benefit obligation	1,096	859

Expected return on plan assets	(1,057)	(1,131)

Net amortization and deferral	366	732

Net periodic pension cost	$475	$525

We contributed $6.5 million during the first quarter of 2012 related to the 2011 plan year. We are required and expect to make $2.7 million in contributions to our pension plan for the 2012 plan year during the remainder of 2012 and the first quarter of 2013.

Note 10 – Other expense

Other expense consists of the following:

	Three months ended March 31,
	2011	2012

Administrative consolidation costs	$694	$273
Costs associated with legal arbitration	—	1,011
Costs associated with purchase of a distributor	—	704

Other expense	$694	$1,988

During 2011, we consolidated certain administrative functions in our Utica, New York facility.  For the three months ended March 31, 2011, we incurred $0.7 million in related costs consisting principally of severance charges. During 2012, we restructured certain administrative functions related to our CONMED Linvatec division. For the three months ended March 31, 2012, we incurred $0.3 million in related costs consisting principally of severance charges.

During 2012, we incurred legal costs totaling $1.0 million related to an arbitration matter relative to a contract dispute with a former distributor as further described in Note 12.

During 2012, we incurred $0.7 million in costs associated with the purchase of the Company's former distributor in the Nordic region of Europe.

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

The following is net sales information by product line and reportable segment:

	Three months ended March 31,
	2011	2012

Arthroscopy	$75,419	$86,237
Powered Surgical Instruments	38,036	38,576
CONMED Linvatec	113,455	124,813
CONMED Electrosurgery	23,572	22,479
CONMED Endosurgery	17,898	18,152
CONMED Linvatec, Endosurgery,
and Electrosurgery	154,925	165,444
CONMED Patient Care	16,624	16,023
CONMED Endoscopic Technologies	11,901	12,849
Total	$183,450	$194,316

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended March 31,
	2011	2012

CONMED Endosurgery, Electrosurgery and Linvatec	$24,275	$20,952
CONMED Patient Care	(736)	(663)
CONMED Endoscopic Technologies	(190)	(145)
Corporate	(6,086)	(3,122)
Income from operations	17,263	17,022

Amortization of debt discount	1,094	—
Interest expense	1,805	1,437

Income before income taxes	$14,364	$15,585

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

During the first quarter of 2012, we incurred $1.0 million in legal costs associated with an arbitration matter relative to a contractual dispute with a former distributor. We expect a decision related to this matter on May 9, 2012. However, as we continue to believe this case is without merit, no additional amounts have been accrued for by the Company.

Note 13 – New accounting pronouncements

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. We adopted this guidance effective January 1, 2012.  The implementation of this new guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. We adopted this guidance effective January 1, 2012. The implementation of this new guidance did not have a material impact on our consolidated financial statements.

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

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three months ended March 31,
	2011	2012

Facility consolidation costs	$754	$1,474

Restructuring costs
included in cost of sales	$754	$1,474

Administrative
consolidation costs	$694	$273

Restructuring costs
included in other expense	$694	$273

During 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico.  We incurred $0.8 million and $1.5 million in costs associated with the restructuring during the three months ended March 31, 2011 and 2012, respectively.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2011 and the following, among others:

•	general economic and business conditions;

•	changes in foreign exchange and interest rates;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;

•	the risk of a lack of allograft tissue due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues; and

•	changes in regulatory requirements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2011 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended March 31,
	2011	2012

Arthroscopy	41.1%	44.4%
Powered Surgical Instruments	20.7	19.9
Electrosurgery	12.8	11.6
Endosurgery	9.8	9.3
Patient Care	9.1	8.2
Endoscopic Technologies	6.5	6.6
Consolidated net sales	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three months ended March 31, 2012, international sales approximated 50.5% of total net sales.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2011 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the quarter ended March 31, 2012.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.1 million at March 31, 2012 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $234.8 million and other intangible assets of $193.6 million as of March 31, 2012.

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

We estimated the fair value of the CONMED Patient Care operating unit utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our CONMED Patient Care operating unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million in the fourth quarter of 2011 to reduce the carrying amount of the unit's goodwill to its implied fair value.

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

For the three months ending March 31, 2012 we recorded pension expense of $0.5 million.  Pension expense in 2012 is expected to be $2.1 million compared to expense of $1.0 million in 2011. We are required and expect to make $2.7 million in contributions to our pension plan for the 2012 plan year. We contributed $6.5 million during the first quarter of 2012 related to the 2011 plan year and expect to contribute the required $2.7 million during the remainder of 2012 and the first quarter of 2013.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $34.3 million at March 31, 2012.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended March 31,
	2011	2012

Net sales	100.0%	100.0%
Cost of sales	47.8	48.1
Gross profit	52.2	51.9
Selling and administrative expense	38.2	38.5
Research and development expense	4.2	3.7
Other expense	0.4	1.0
Income from operations	9.4	8.7
Amortization of bond discount	0.6	—
Interest expense	1.0	0.7
Income before income taxes	7.8	8.0
Provision for income taxes	2.9	2.9
Net income	4.9%	5.1%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Sales for the quarterly period ended March 31, 2012 were $194.3 million , an increase of $10.8 million (5.9%) compared to sales of $183.5 million in the same period a year ago with increases in all product lines except Electrosurgery and Patient Care.  The distribution agreement with Musculoskeletal Tissue Foundation (“MTF”) accounted for 4.1% of the 5.9% increase. In local currency, excluding the effects of the hedging program, sales increased 5.4%.  Sales of capital equipment decreased $1.9 million (-4.5%) to $40.0 million in the quarterly period ended March 31, 2012 from $41.9 million in the same period a year ago; sales of single-use products increased $12.7 million (9.0%) to $154.3 million in the quarterly period ended March 31, 2012 from $141.6 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 4.8% while single-use products increased 8.4%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales increased to $93.4 million in the quarterly period ended March 31, 2012 as compared to $87.7 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins decreased 0.3 percentage points to 51.9% in the quarterly period ended March 31, 2012 as compared to 52.2% in the same period a year ago.  The decrease in gross profit margins of 0.3 percentage points is primarily a result of unfavorable manufacturing production variances related to absorbing fixed costs into inventory that arose in the third and fourth quarters of 2011 when manufacturing production was conducted at lower levels in order to reduce inventory. In periods where we reduce our inventory levels to manage inventory carrying costs, the inventory we produce is carried at a higher unit cost due to absorbing those fixed costs over lower production levels. As a result, when that inventory is sold in subsequent periods, the gross profit margin on those sales is lower. We experienced this reduced gross profit margin in the first quarter of 2012.

Selling and administrative expense increased to $74.8 million in the quarterly period ended March 31, 2012 as compared to $70.1 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 38.5% in the quarterly period ended March 31, 2012 as compared to 38.2% in the same period a year ago. This increase of 0.3 percentage points is primarily attributable to higher selling expenses (2.1 percentage points) primarily related to the distribution agreement with MTF offset by lower administrative expenses (1.8 percentage points).

Research and development expense totaled $7.1 million in the quarterly period ended March 31, 2012 as compared to $7.7 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.7% in the quarterly period ending March 31, 2012 compared to 4.2% in the same period a year ago. The decrease of 0.5 percentage points is mainly a result of lower spending on our ECOM project in our CONMED Patient Care division.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended March 31, 2012 consisted of a $0.3 million charge related to administrative consolidation expenses in our CONMED Linvatec division, $0.7 million in costs associated with the acquisition of our former distributor in the Nordic region of Europe and $1.0 million in costs associated with legal arbitration related to a contract dispute with a former distributor. Other expense in the quarterly period ended March 31, 2011 consisted of a $0.7 million charge related to the consolidation of certain of our administrative functions in our Utica, NY facility.

Amortization of debt discount was $1.1 million in the quarterly period ended March 31, 2011.

Interest expense in the quarterly period ended March 31, 2012 was $1.4 million compared to $1.8 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average interests rates on higher weighted average borrowings outstanding in the quarterly period ended March 31, 2012 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 2.76% in the quarterly period ended March 31, 2012 as compared to 3.60% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 36.0% for the quarterly period ended March 31, 2012 compared to the 37.4% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended March 31, 2012 is lower than that recorded in the same period a year ago as a result of higher earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2011, Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the three months ended March 31, 2011 and 2012.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended March 31,
	2011	2012

Net sales	$154,925	$165,444

Income from
operations	24,275	20,952

Operating margin	15.7%	12.7%

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

•
Arthroscopy sales increased $10.8 million (14.3%) in the quarter ended March 31, 2012 to $86.2 million from $75.4 million in the same period a year ago mainly due to the distribution agreement with MTF and higher procedure specific product sales offset by lower sales of our video imaging products for arthroscopy and general surgery.  The distribution agreement with MTF accounted for 10.0% of the 14.3% increase. In local currency, excluding the effects of the hedging program, sales increased 13.7%.  Sales of capital equipment decreased $0.3 million (-1.7%) to $17.0 million in the first quarter of 2012 from $17.3 million in the same period a year ago; sales of single-use products increased $11.1 million (19.1%) to $69.2 million in the first quarter of 2012 from $58.1 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 1.7% while single-use products increased 18.3%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

•
Powered surgical instrument sales increased $0.5 million (1.3%) in the quarterly period ended March 31, 2012 to $38.6 million from $38.1 million in the same period a year ago mainly due to increases in large and small bone burs and blades.  In local currency, excluding the effects of the hedging program, sales increased 0.8%.  Sales of capital equipment decreased $0.6 million (-3.4%) to $17.1 million in the first quarter of 2012 from $17.7 million in the same period a year ago; sales of single-use products increased $1.1 million (5.4%) in the first quarter of 2012 to $21.5 million from $20.4 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 3.9% and single-use products increased 4.9%.

•
Electrosurgery sales decreased $1.1 million (-4.7%) in the quarterly period ended March 31, 2012 to $22.5 million from $23.6 million in the same period a year ago mainly due to lower generator and pencil sales.  In local currency, excluding the effects of the hedging program, sales decreased 5.1%.  Sales of capital equipment decreased $1.0 million (-14.5%) to $5.9 million in the first quarter of 2012 from $6.9 million in the same period a year ago;  sales of single-use products decreased $0.1 million (-0.6%) to $16.6 million in the first quarter of 2012 from $16.7 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 14.5% while single-use products decreased 1.2%.

•
Endosurgery sales increased $0.3 million (1.7%) in the quarterly period ended March 31, 2012 to $18.2 million compared to $17.9 million in the same period a year ago mainly due to increased unit volumes in single-use products. In local currency, excluding the effects of the hedging program, sales increased 1.1%.

•
Operating margins as a percentage of net sales decreased 3.0 percentage points to 12.7% in the quarterly period ended March 31, 2012 compared to 15.7% in the same period a year ago principally as a result of administrative consolidation expenses in our CONMED Linvatec division, costs associated with the acquisition of our former distributor in the Nordic region of Europe and costs associated with legal arbitration related to a contract dispute with a former distributor.

CONMED Patient Care

	Three months ended March 31,
	2011	2012

Net sales	$16,624	$16,023

Loss from operations	(736)	(663)

Operating margin	(4.4)%	(4.1)%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $0.6 million (-3.6%) in the quarter ended March 31, 2012 to $16.0 million from $16.6 million in the same period a year ago mainly due to decreased sales of ECG electrodes and I.V. devices.  In local currency, excluding the effects of the hedging program, sales decreased 3.6%.

•
Operating margins as a percentage of net sales increased 0.3 percentage points to -4.1% for the quarter ended March 31, 2012 compared to -4.4% in the same period a year ago principally as a result of 2011 including administrative restructuring charges (3.0 percentage points) and lower lower research and development expense (5.3 percentage points) offset by lower gross margins as a result of lower sales volumes (5.3 percentage points) and higher selling expenses (2.7 percentage points).

CONMED Endoscopic Technologies

	Three months ended March 31,
	2011	2012

Net sales	$11,901	$12,849

Loss from operations	(190)	(145)

Operating margin	(1.6)%	(1.1)%

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales increased $0.9 million (7.6%) in the quarter ended March 31, 2012 to $12.8 million compared to $11.9 million in the same period a year ago due to higher sales throughout the division.  In local currency, excluding the effects of the hedging program, sales increased 7.6%.

•
Operating margins as a percentage of net sales increased 0.5 percentage points  to (1.1)% in the  quarterly period ending March 31, 2012 compared to (1.6)% in 2011.  The increase in operating margins in the quarter ending March 31, 2012 is principally due to the prior year including $0.2 million in administrative restructuring charges, coupled with lower over selling and administrative expenses during 2012 offset by lower gross margins.

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

Cash provided by operations

Our net working capital position was $185.4 million at March 31, 2012.  Net cash provided by operating activities was $7.6 million in the three months ended March 31, 2012 and $20.7 million in the same period a year ago generated on net income of $10.0 million and $9.0 million as of March 31, 2012 and 2011, respectively.

The decrease in cash provided by operating activities is primarily the result of $6.5 million in contributions to our pension plan in the first quarter of 2012, increases in accounts receivable related to our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Tissue Foundation (“MTF”) and higher incentive compensation payments in the first quarter of 2012 due to higher corporate earnings in 2011 compared to payments made in the prior year resulting from 2010 income.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2012 consisted primarily of a $64.1 million payment associated with the JDDA with MTF and capital expenditures.  Capital expenditures were $4.1 million and $6.4 million for the three month periods ended March 31, 2011 and 2012, respectively, and are expected to approximate $20.0 million in 2012.

Financing cash flows

Net cash used in financing activities during 2012 consisted of the following:  $5.3 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan, $50.0 million in borrowings on our revolving credit facility under our senior credit agreement, and $0.3 million in repayments of term borrowings under our senior credit agreement.

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility of $250.0 million expiring on November 30, 2015.  The senior credit agreement continues to consist of a $135.0 million term loan of which $53.2 million was outstanding as of March 31, 2012. There were $130.0 million in borrowings outstanding on the $250.0 million revolving credit facility as of March 31, 2012.  Our available borrowings on the revolving credit facility at March 31, 2012 were $110.6 million with approximately $9.4 million of the facility set aside for outstanding letters of credit. As Noted in Note 7 to the Consolidated Condensed Financial Statements, we entered into a distribution and development agreement with Musculoskeletal Tissue Foundation (“MTF”) on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund the up front payment of $63.0 million. We expect to fund the remaining $84.0 million in contingent payments through cash on hand and available borrowings under our revolving credit facility as these payments come due over the next four years.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payments on the term loan portion of the senior credit agreement are $31.7 million due June 30, 2012 and the remaining $21.5 million due on September 30, 2012.  We expect to utilize our $250.0 million revolving credit facility for payment of the term loan. We may also be required, under certain circumstances, to make additional principal payments based on excess cash flow as defined in the senior credit agreement.  Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at March 31, 2012) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% (2.04% at March 31, 2012) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus 0.50%, plus a margin of 0.50% for term loan borrowings or 0.25% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of March 31, 2012. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $9.6 million at March 31, 2012.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $0.3 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture for the Notes, into a combination of cash and CONMED common stock. The Notes mature on November 15, 2024 and are not redeemable by us prior to November 15, 2014.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2014 and 2019 and, provided the terms of the indenture for the Notes are satisfied, we will be required to repurchase the Notes.

Our Board of Directors authorized a $100.0 million share repurchase program in 2005. In October 2011, our Board of Directors authorized an additional $100.0 million of share repurchases under an amendment to the share repurchase program. Through March 31, 2012, we have repurchased a total of 4.0 million shares of common stock aggregating $91.2 million under these authorizations and have $108.8 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We did not repurchase any shares during the first quarter of 2012.  In the past, we have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. The initial quarterly dividend was paid on April 5, 2012 to shareholders of record as of March 15, 2012. The total dividend payable at March 31, 2012 was $4.3 million.

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

Restructuring

During 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico.  We incurred $0.8 million and $1.5 million in costs associated with the restructuring during the three months ended March 31, 2011 and 2012, respectively.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico.

During 2012, we restructured certain administrative functions throughout the Company. For the three months ended March 31, 2012, we incurred $0.3 million in related costs consisting principally of severance charges. For the three months ended March 31, 2011, we incurred $0.7 million related to the consolidation of certain of our administrative functions in our Utica, NY facility.

We will continue to restructure both our operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  Based on criteria included in FASB guidance, no material accruals have been recorded at this time.  We estimate restructuring costs will approximate $4.0 million to $5.0 million in 2012 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2012.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2011 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2012.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the quarter ended March 31, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2012.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	April 27, 2012

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Operations for the quarter ended March 31, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2012.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.