Form 10-Q
period 2012-06-30
CONMED CORP
filed 2012-07-30
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2012	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 26, 2012 is 28,420,667 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Net sales	$183,236	$189,695	$366,686	$384,011

Cost of sales	91,781	89,963	179,515	183,368

Gross profit	91,455	99,732	187,171	200,643

Selling and administrative expense	67,862	73,707	137,940	148,513

Research and development expense	6,797	7,192	14,478	14,287

Other expense	98	1,775	792	3,763

	74,757	82,674	153,210	166,563

Income from operations	16,698	17,058	33,961	34,080

Amortization of debt discount	1,113	—	2,207	—

Interest expense	1,707	1,551	3,512	2,988

Income before income taxes	13,878	15,507	28,242	31,092

Provision for income taxes	5,198	5,211	10,567	10,828

Net income	$8,680	$10,296	$17,675	$20,264

Comprehensive income	$10,802	$7,687	$22,826	$18,732

Per share data:

Net Income
Basic	$0.31	$0.36	$0.62	$0.72
Diluted	0.30	0.36	0.61	0.71

Dividends per share of common stock	$—	$0.15	$—	$0.30

Weighted average common shares
Basic	28,448	28,327	28,356	28,178
Diluted	28,883	28,672	28,820	28,577

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2011	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,048	$16,246
Accounts receivable, net	135,641	136,095
Inventories	168,438	159,151
Deferred income taxes	10,283	10,906
Prepaid expenses and other current assets	16,314	15,037
Total current assets	356,724	337,435
Property, plant and equipment, net	139,187	140,844
Deferred income taxes	2,389	2,443
Goodwill	234,815	234,839
Other intangible assets, net	195,531	191,741
Other assets	6,948	153,929
Total assets	$935,594	$1,061,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$54,557	$22,534
Accounts payable	21,162	29,058
Accrued compensation and benefits	31,142	24,370
Income taxes payable	6,470	1,870
Other current liabilities	17,853	57,415
Total current liabilities	131,184	135,247

Long-term debt	88,952	145,437
Deferred income taxes	92,785	99,417
Other long-term liabilities	49,602	87,747
Total liabilities	362,523	467,848

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,203 shares
issued in 2011 and 2012, respectively	313	313
Paid-in capital	321,994	321,259
Retained earnings	354,439	366,219
Accumulated other comprehensive loss	(26,348)	(27,880)
Less: 3,358,078 and 2,888,975 shares of common stock
in treasury, at cost in 2011 and 2012, respectively	(77,327)	(66,528)
Total shareholders’ equity	573,071	593,383
Total liabilities and shareholders’ equity	$935,594	$1,061,231

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2012
Cash flows from operating activities:
Net income	$17,675	$20,264
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	8,983	9,274
Amortization of debt discount	2,207	—
Amortization, all other	9,857	13,790
Stock-based compensation expense	2,232	2,574
Deferred income taxes	8,981	6,091
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(4,541)	(1,027)
Inventories	78	3,078
Accounts payable	2,309	1,345
Income taxes payable	143	(4,589)
Accrued compensation and benefits	(5,684)	(6,730)
Other assets	(2,226)	(1,779)
Other liabilities	209	(9,014)
	22,548	13,013
Net cash provided by operating activities	40,223	33,277

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,576)	(11,596)
Payments related to business acquisitions and distribution agreement	(72)	(64,116)
Net cash used in investing activities	(8,648)	(75,712)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	5,495	7,868
Payments on senior credit agreement	(22,675)	(32,063)
Proceeds from senior credit agreement	—	57,000
Payments on mortgage notes	(438)	(475)
Dividends paid on common stock	—	(4,328)
Other, net	(3,148)	4,925
Net cash provided by
(used in) financing activities	(20,766)	32,927

Effect of exchange rate changes
on cash and cash equivalents	1,105	(294)

Net increase (decrease) in cash and cash equivalents	11,914	(9,802)

Cash and cash equivalents at beginning of period	12,417	26,048

Cash and cash equivalents at end of period	$24,331	$16,246

Non-cash financing activities:
Dividends payable	$—	$4,262
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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive income

Comprehensive income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net income	$8,680	$10,296	$17,675	$20,264

Other comprehensive income:
Pension liability, net of
income tax	266	461	497	923
Cash flow hedging gain (loss),
net of income tax	271	292	(775)	(1,269)
Foreign currency
translation adjustment	1,585	(3,362)	5,429	(1,186)

Comprehensive income	$10,802	$7,687	$22,826	18,732

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2011	$2,973	$(31,250)	$1,929	$(26,348)

Pension liability,
net of income tax	—	923	—	923

Cash flow hedging loss,
net of income tax	(1,269)	—	—	(1,269)

Foreign currency translation
adjustments	—	—	(1,186)	(1,186)

Balance, June 30, 2012	$1,704	$(30,327)	$743	$(27,880)

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

Foreign Currency Forward Contracts. We hedge certain forecasted intercompany transactions denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at June 30, 2012 which have been accounted for as cash flow hedges totaled $107.9 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $(2.3) million and $1.4 million for the three months ended June 30, 2011 and 2012, respectively and $(3.5) million and $2.3 million for the six months ended June 30, 2011 and 2012, respectively. Net unrealized gains on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $1.7 million at June 30, 2012.  These unrealized gains and any subsequent changes in fair value will be recognized in the consolidated statements of operations in 2012 and 2013 as the related forward contracts mature and gains and losses are realized.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at June 30, 2012 which have not been designated as hedges totaled $51.7 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(0.6) million and $0.3 million for the three months ended June 30, 2011 and 2012, respectively, offsetting gains (losses) on our intercompany receivables of $0.4 million and $(0.7) million for the three months ended June 30, 2011 and 2012, respectively.   Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(1.6) million and $(0.4) million for the six months ended June 30, 2011 and 2012, respectively, offsetting gains (losses) on our intercompany receivables of $1.6 million and $(0.3) million for the six months ended June 30, 2011 and 2012, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2011 and June 30, 2012:

December 31, 2011	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$5,042	Prepaid expenses and other current assets	$(326)	$4,716

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	41	Prepaid expenses and other current assets	(95)	(54)

Total derivatives		$5,083		$(421)	$4,662

June 30, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$3,211	Prepaid expenses and other current assets	$(509)	$2,702

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	1	Prepaid expenses and other current assets	(147)	(146)

Total derivatives		$3,212		$(656)	$2,556

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $4.7 million and $2.6 million in prepaid expenses and other current assets at December 31, 2011 and June 30, 2012, respectively.

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

As of June 30, 2012, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2012 consist of forward foreign exchange contracts.  The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the Notes approximate fair value.  The fair value of the Notes was determined within Level 2 of the valuation hierarchy and approximated $0.3 million at both December 31, 2011 and June 30, 2012 based on their quoted market price.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2011	June 30, 2012

Raw materials	$52,351	$46,743
Work-in-process	15,499	15,823
Finished goods	100,588	96,585
Total	$168,438	$159,151

Note 6 – Earnings and dividends per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for three and six months ended June 30, 2011 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net income	$8,680	$10,296	$17,675	$20,264

Basic – weighted average shares outstanding	28,448	28,327	28,356	28,178

Effect of dilutive potential securities	435	345	464	399

Diluted – weighted average shares outstanding	28,883	28,672	28,820	28,577

Net income
Basic	$0.31	$0.36	$0.62	$0.72
Diluted	$0.30	$0.36	$0.61	$0.71

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 0.6 million and 0.4 million for the three months ended June 30, 2011 and 2012, respectively.  Shares excluded from the calculation of diluted EPS aggregated 0.7 million and 0.4 million for the six months ended June 30, 2011 and 2012, respectively.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. The initial quarterly dividend of $4.3 million was paid on April 5, 2012 to shareholders of record as of March 15, 2012. The second quarter dividend for 2012 was paid on July 6, 2012 to shareholders of record as of June 15, 2012. The total dividend payable at June 30, 2012 was $4.3 million and is included in other current liabilities in the consolidated condensed balance sheet.

Note 7 – Goodwill, other intangible assets, and other assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

Balance as of January 1, 2012	$234,815

Foreign currency translation	24

Balance as of June 30, 2012	$234,839

  Goodwill associated with each of our principal operating reporting units is as follows:

	December 31, 2011	June 30, 2012
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,731	175,755

Balance	$234,815	$234,839

Total accumulated impairment losses (associated with our CONMED Patient Care and CONMED Endoscopic Technologies operating units) aggregated $106,991 at both December 31, 2011 and June 30, 2012.

  Other intangible assets consist of the following:

	December 31, 2011		June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$133,965	$(45,112)	$133,965	$(47,576)

Patents and other intangible assets	52,702	(34,368)	52,774	(35,766)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

Balance	$275,011	$(79,480)	$275,083	$(83,342)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,626 and $3,249 in the three and six months ended June 30, 2011 and $1,930 and $3,862 in the three and six months ended June 30, 2012, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated amortization expense for the year ending December 31, 2012, including the six month period ended June 30, 2012 and for each of the five succeeding years is as follows:

2012	$7,722
2013	7,499
2014	6,884
2015	6,502
2016	6,390
2017	6,390

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

Under the JDDA, we acquired the worldwide marketing, educational and promotion rights for sports medicine allograft tissue. We also acquired certain assets relating to instrument sets used for allograft procedures and approximately 35 MTF sales and marketing employees joined the Company. The JDDA has a term of 25 years with renewals thereafter. This transaction was not accounted for as a business combination as it does not meet the definition of a business as defined by ASC 805. The initial consideration from the Company includes a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets, as further set forth in the JDDA ($34 million is due within the next fiscal year with the remainder due in equal installments in each year thereafter). As compensation for our marketing efforts, the Company will receive services fees amounting to 50% of the revenue streams relating to MTF's sports medicine allograft product line and 100% of the revenue from the PRP products. At June 30, 2012, the gross carrying amount of this arrangement amounted to $149.4 million and the related accumulated amortization was $3.0 million. This has been recorded in other assets. $84.0 million related to the contingent payment is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets. The Company is amortizing the upfront payment as well as the accrued $84.0 million over the 25 year term of the JDDA. Amortization expense is recorded as a reduction to sales.

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2011	2012

Balance as of January 1,	$3,363	$3,618

Provision for warranties	2,247	2,127

Claims made	(2,082)	(2,043)

Balance as of June 30,	$3,528	$3,702

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Service cost	$70	$65	$141	$130

Interest cost on projected
benefit obligation	664	860	1,759	1,719

Expected return on plan assets	(1,132)	(1,131)	(2,189)	(2,262)

Net amortization and deferral	423	731	789	1,463

Net periodic pension cost	$25	$525	$500	$1,050

We contributed $6.5 million during the first quarter of 2012 related to the 2011 plan year. We are required and expect to make a total of $2.7 million in contributions to our pension plan for the 2012 plan year. We contributed $0.7 million during the second quarter of 2012 and expect to contribute the remaining $2.0 million during the remainder of 2012 and the first quarter of 2013.

Note 10 – Other expense

Other expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Administrative consolidation costs	$98	$1,231	$792	$1,504
Costs associated with legal arbitration	—	544	—	1,555
Costs associated with purchase of a distributor	—	—	—	704

Other expense	$98	$1,775	$792	$3,763

During 2011, we consolidated certain administrative functions in our Utica, New York facility.  For the three and six months ended June 30, 2011, we incurred $0.1 million and $0.8 million, respectively, in related costs consisting principally of severance charges. During 2012, we restructured certain administrative functions related to our CONMED Linvatec division. For the three and six months ended June 30, 2012, we incurred $1.2 million and $1.5 million, respectively, in related costs consisting principally of severance charges.

During 2012, we incurred legal costs related to a contractual dispute with a former distributor as further described in Note 12. For the three and six months ended June 30, 2012, we incurred costs totaling $0.5 million and $1.6 million, respectively.

During the six months ended June 30, 2012 we incurred $0.7 million in costs associated with the purchase of the Company's former distributor in the Nordic region of Europe.

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

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec consist of a single aggregated reportable segment comprising a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.  CONMED Patient Care product offerings include a line of vital signs and cardiac monitoring products as well as suction instruments & tubing for use in the operating room.  CONMED Endoscopic Technologies product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

The following is net sales information by product line and reportable segment:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Arthroscopy	$70,646	$81,012	$146,065	$167,248
Powered Surgical Instruments	38,255	37,143	76,291	75,720
CONMED Linvatec	108,901	118,155	222,356	242,968
CONMED Electrosurgery	26,053	24,455	49,625	46,934
CONMED Endosurgery	19,133	18,168	37,031	36,320
CONMED Linvatec, Endosurgery,
and Electrosurgery	154,087	160,778	309,012	326,222
CONMED Patient Care	16,636	15,577	33,260	31,600
CONMED Endoscopic Technologies	12,513	13,340	24,414	26,189
Total	$183,236	$189,695	$366,686	$384,011

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

CONMED Endosurgery, Electrosurgery and Linvatec	$20,529	$20,615	$44,804	$41,569
CONMED Patient Care	(999)	(564)	(1,735)	(1,227)
CONMED Endoscopic Technologies	355	27	165	(118)
Corporate	(3,187)	(3,020)	(9,273)	(6,144)
Income from operations	16,698	17,058	33,961	34,080

Amortization of debt discount	1,113	—	2,207	—
Interest expense	1,707	1,551	3,512	2,988

Income before income taxes	$13,878	$15,507	$28,242	$31,092

Note 12 – Legal proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Securities and Exchange Commission, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, or other federal and state agencies or foreign governments or government agencies.  These subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types.  The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or as required as a matter of law.  In some cases we may be entitled to indemnification by third parties.  When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement or in connection with certain government investigations, or indemnification obligations of a third party, we establish reserves sufficient to cover probable losses associated with such claims.  We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows.  There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

During the second quarter of 2012, we resolved a contractual dispute with a former distributor for $0.5 million. The total costs incurred related to this contractual dispute in the six months ended June 30, 2012 were $1.6 million. This matter is now resolved and we do not expect any further expenses related to this claim.

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

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Facility consolidation costs	$986	$1,202	$1,740	$2,676

Restructuring costs
included in cost of sales	$986	$1,202	$1,740	$2,676

Administrative
consolidation costs	$98	$1,231	$792	$1,504

Restructuring costs
included in other expense	$98	$1,231	$792	$1,504

During 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico. During the second quarter of 2012, we began the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  We incurred $1.0 million and $1.7 million in costs associated with the restructuring during the three and six months ended June 30, 2011, respectively.  We incurred $1.2 million and $2.7 million in costs associated with the restructuring during the three and six months ended June 30, 2012, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland operations.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Arthroscopy	38.6%	42.7%	39.8%	43.6%
Powered Surgical Instruments	20.9	19.6	20.8	19.7
Electrosurgery	14.2	12.9	13.5	12.2
Endosurgery	10.4	9.6	10.1	9.5
Patient Care	9.1	8.2	9.1	8.2
Endoscopic Technologies	6.8	7.0	6.7	6.8
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States, Mexico, and Finland.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and six months ended June 30, 2012, international sales approximated 50.8% and 50.7%, respectively, of total net sales.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2011 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2012.

Revenue Recognition

Revenue is recognized when title has been transferred to the customer which is at the time of shipment.  Service fees earned for our marketing efforts related to sports medicine allograft tissue are recorded in accordance with the contractual terms of the agreement with Musculoskeletal Tissue Foundation ("MTF"). The following policies apply to our major categories of revenue transactions:

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at June 30, 2012 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $234.8 million and other intangible assets of $191.7 million as of June 30, 2012.

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

For the three and six months ending June 30, 2012 we recorded pension expense of $0.5 million and $1.1 million, resepectively.  Pension expense in 2012 is expected to be $2.1 million compared to expense of $1.0 million in 2011. We are required and expect to make $2.7 million in contributions to our pension plan for the 2012 plan year. We contributed $0.7 million during the second quarter of 2012 and expect to contribute the remaining $2.0 million during the remainder of 2012 and the first quarter of 2013.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately

$34.3 million at June 30, 2012.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.1	47.4	49.0	47.8
Gross profit	49.9	52.6	51.0	52.2
Selling and administrative expense	37.0	38.9	37.6	38.6
Research and development expense	3.7	3.8	4.0	3.7
Other expense	0.1	0.9	0.2	1.0
Income from operations	9.1	9.0	9.2	8.9
Amortization of bond discount	0.6	—	0.6	—
Interest expense	0.9	0.8	1.0	0.8
Income before income taxes	7.6	8.2	7.6	8.1
Provision for income taxes	2.8	2.8	2.9	2.8
Net income	4.8%	5.4%	4.7%	5.3%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Sales for the quarterly period ended June 30, 2012 were $189.7 million , an increase of $6.5 million (3.5%) compared to sales of $183.2 million in the same period a year ago with increases in our Arthroscopy and Endoscopic Technologies product lines.  The distribution agreement with Musculoskeletal Tissue Foundation (“MTF”) accounted for a 3.9% quarterly sales increase offset by decreases in our Powered Instruments, Endosurgery, Electrosurgery and Patient Care product lines. In local currency, excluding the effects of the hedging program, sales increased 3.8%.  Sales of capital equipment decreased $4.3 million (-10.7%) to $35.8 million in the quarterly period ended June 30, 2012 from $40.1 million in the same period a year ago; sales of single-use products increased $10.8 million (7.5%) to $153.9 million in the quarterly period ended June 30, 2012 from $143.1 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 10.3% while single-use products increased 7.8%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales decreased to $90.0 million in the quarterly period ended June 30, 2012 as compared to $91.8 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 2.7 percentage points to 52.6% in the quarterly period ended June 30, 2012 as compared to 49.9% in the same period a year ago.  The increase in gross profit margins of 2.7 percentage points is primarily a result of the distribution agreement with MTF (1.6 percentage points) and product mix (1.1 percentage points).

Selling and administrative expense increased to $73.7 million in the quarterly period ended June 30, 2012 as compared to $67.9 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 38.9% in the quarterly period ended June 30, 2012 as compared to 37.0% in the same period a year ago. This increase of 1.9 percentage points is attributable to higher selling expenses related to the distribution agreement with MTF.

Research and development expense totaled $7.2 million in the quarterly period ended June 30, 2012 as compared to $6.8 million in the same period a year ago.  As a percentage of net sales, research and development expense increased to 3.8% in the quarterly period ending June 30, 2012 compared to 3.7% in the same period a year ago. The increase of 0.1 percentage points is mainly a result of higher spending across the Company.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended June 30, 2012 consisted of a $1.2 million charge related to administrative consolidation expenses in our CONMED Linvatec division and $0.5 million in costs associated with a contractual dispute with a former distributor. Other expense in the quarterly period ended June 30, 2011 consisted of a $0.1 million charge related to the consolidation of certain of our administrative functions in our Utica, NY facility.

Amortization of debt discount was $1.1 million in the quarterly period ended June 30, 2011.

Interest expense in the quarterly period ended June 30, 2012 was $1.6 million compared to $1.7 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average interests rates on higher weighted average borrowings outstanding in the quarterly period ended June 30, 2012 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 3.19% in the quarterly period ended June 30, 2012 as compared to 3.74% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 33.6% for the quarterly period ended June 30, 2012 compared to the 37.5% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended June 30, 2012 is lower than that recorded in the same period a year ago as a result of higher earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and due to tax benefits recorded in the second quarter of 2012 as a result of examination results and tax returns filed with multiple taxing authorities.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2011, Note 6 to the Consolidated Financial Statements.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Sales for the six months ended June 30, 2012 were $384.0 million, an increase of $17.3 million (4.7%) compared to sales of $366.7 million in the same period a year ago with increases in our Arthroscopy and Endoscopic Technologies product lines.  The distribution agreement with Musculoskeletal Tissue Foundation (“MTF”) accounted for 4.0% of the 4.7% increase. In local currency, excluding the effects of the hedging program, sales increased 4.6%.  Sales of capital equipment decreased $6.2 million (7.6%) to $75.8 million in the six months ended June 30, 2012 from $82.0 million in the same period a year ago; sales of single-use products increased $23.5 million (8.3%) to $308.2 million in the six months ended June 30, 2012 from $284.7 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 7.5% while single-use products increased 8.1%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales increased to $183.4 million in the six months ended June 30, 2012 as compared to $179.5 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 1.2 percentage points to 52.2% in the six months ended June 30, 2012 as compared to 51.0% in the same period a year ago.  The increase in gross profit margins of 1.2 percentage points is primarily a result of the distribution agreement with MTF (1.6 percentage points) offset by unfavorable foreign exchange rates on sales and higher restructuring charges than the same period a year ago.

Selling and administrative expense increased to $148.5 million in the six months ended June 30, 2012 as compared to $137.9 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 38.6% in the six months ended June 30, 2012 as compared to 37.6% in the same period a year ago. This increase of 1.0 percentage points is attributable to higher selling expenses (1.9 percentage points) related to the distribution agreement with MTF offset by lower administrative expenses (0.9 percentage points).

Research and development expense totaled $14.3 million in the six months ended June 30, 2012 as compared to $14.5 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.7% in the six months ended June 30, 2012 compared to 4.0% in the same period a year ago. The decrease of 0.3 percentage points is mainly a result of lower spending on our ECOM project in our CONMED Patient Care division.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the six months ended June 30, 2012 consisted of a $1.5 million charge related to administrative consolidation expenses in our CONMED Linvatec division, $0.7 million in costs associated with the acquisition of our former distributor in the Nordic region of Europe and $1.6 million in costs associated with a contractual dispute with a former distributor. Other expense in the six months ended June 30,

2011 consisted of a $0.8 million charge related to the consolidation of certain of our administrative functions in our Utica, NY facility.

Amortization of debt discount was $2.2 million in the six months ended June 30, 2011.

Interest expense in the six months ended June 30, 2012 was $3.0 million compared to $3.5 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average interests rates on higher weighted average borrowings outstanding in the six months ended June 30, 2012 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 2.98% in the six months ended June 30, 2012 as compared to 3.67% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 34.8% for the six months ended June 30, 2012 compared to the 37.4% effective tax rate recorded in the same period a year ago.  The effective tax rate for the six months ended June 30, 2012 is lower than that recorded in the same period a year ago as a result of higher earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and due to tax benefits recorded in the second quarter of 2012 as a result of examination results and tax returns filed with multiple taxing authorities.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2011, Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the three and six months ended June 30, 2011 and 2012.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net sales	$154,087	$160,778	$309,012	$326,222

Income from
operations	20,529	20,615	44,804	41,569

Operating margin	13.3%	12.8%	14.5%	12.7%

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

•
Arthroscopy sales increased $10.4 million (14.7%) in the quarter ended June 30, 2012 to $81.0 million from $70.6 million in the same period a year ago mainly due to the distribution agreement with MTF offset by lower sales of our video imaging products for arthroscopy and general surgery.  The distribution agreement with MTF accounted for 10.2 % of the 14.7% increase. In local currency, excluding the effects of the hedging program, sales increased 15.0%.  Sales of capital equipment decreased $0.1 million (-0.7%) to $13.5 million in the second quarter of 2012 from $13.6 million in the same period a year ago; sales of single-use products increased $10.5 million (18.4%) to $67.5 million in the second quarter of 2012 from $57.0 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment remained flat while single-use products increased 18.6%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions. Arthroscopy sales increased $21.2 million (14.5%) in the six months ended June 30, 2012 to $167.2 million from $146.0 million in the same period a year ago mainly due to the distribution agreement with MTF and higher procedure specific product sales offset by lower sales of our video imaging products for arthroscopy and general surgery.  The distribution agreement with MTF accounted for 10.0% of the 14.5% increase. In local currency, excluding the effects of the hedging program, sales increased 14.3%.  Sales of capital equipment decreased $0.4 million (-1.3%) to $30.5 million in the six months ended June 30, 2012 from $30.9 million in the same period a year ago; sales of single-use products increased $21.6 million (18.8%) to $136.7 million in the six months ended June 30, 2012 from $115.1 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 1.0% while single-use products increased 18.4%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

•
Powered surgical instrument sales decreased $1.1 million (-2.9%) in the quarterly period ended June 30, 2012 to $37.2 million from $38.3 million in the same period a year ago mainly due to lower sales of our large bone hand piece products.  In local currency, excluding the effects of the hedging program, sales decreased 2.6%.  Sales of capital equipment decreased $2.2 million (-11.9%) to $16.3 million in the second quarter of 2012 from $18.5 million in the same period a year ago; sales of single-use products increased $1.1 million (5.6%) in the second quarter of 2012 to $20.9 million from $19.8 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 11.7% and single-use products increased 5.9%. We believe the overall decline in capital sales is due to a very strong performance in the second quarter of 2011 making for a difficult comparison to sales in 2012. Powered surgical instrument sales decreased $0.6 million (-0.8%) in the six months ended June 30, 2012 to $75.8 million from $76.4 million in the same period a year ago mainly due to lower sales of our large bone hand piece products offset by increases in small bone burs and blades.  In local currency, excluding the effects of the hedging program, sales decreased 0.9%.  Sales of capital equipment decreased $2.8 million (-7.7%) to $33.4 million in the six months ended June 30, 2012 from $36.2 million in the same period a year ago; sales of single-use products increased $2.2 million (5.5%) in the six months ended 2012 to $42.4 million from $40.2 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 7.9% and single-use products increased 5.4%. We believe the overall decline in capital sales is due to a very strong performance in the first half of 2011 making for a difficult comparison to sales in 2012.

•
Electrosurgery sales decreased $1.7 million (-6.5%) in the quarterly period ended June 30, 2012 to $24.4 million from $26.1 million in the same period a year ago mainly due to lower generator and pencil sales offset by sales of our new vessel sealing products and increased sales of our smoke management products.  In local currency, excluding the effects of the hedging program, sales decreased 6.1%.  Sales of capital equipment decreased $2.0 million (-25.0%) to $6.0 million in the second quarter of 2012 from $8.0 million in the same period a year ago;  sales of single-use products increased $0.3 million (1.7%) to $18.4 million in the second quarter of 2012 from $18.1 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 25.0% while single-use products increased 2.2%.  We believe the overall decline in capital sales is due to a very strong performance in the second quarter of 2011 making for a difficult comparison to sales in 2012 as well as capital purchasing constraints in hospitals due to the depressed economic conditions. Electrosurgery sales decreased $2.8 million (-5.6%) in the six months ended June 30, 2012 to $46.9 million from $49.7 million in the same period a year ago mainly due to lower generator and pencil sales offset by sales of our new vessel sealing products and increased sales of our smoke management products.  In local currency, excluding the effects of the hedging program, sales decreased 5.6%.  Sales of capital equipment decreased $3.0 million (-20.1%) to $11.9 million in the six months ended June 30, 2012 from $14.9 million in the same period a year ago;  sales of single-use products increased $0.2 million (0.6%) to $35.0 million in the six months ended June 30, 2012 from $34.8 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 20.1% while single-use products increased 0.6%. We believe the overall decline in capital sales is due to a very strong performance in the first half of 2011 making for a difficult comparison to sales in 2012 as well as capital purchasing constraints in hospitals due to the depressed economic conditions.

•
Endosurgery sales decreased $0.9 million (-4.7%) in the quarterly period ended June 30, 2012 to $18.2 million compared to $19.1 million in the same period a year ago mainly due to decreased sales of our trocars and hand held instruments. In local currency, excluding the effects of the hedging program, sales decreased (4.7)%. Endosurgery sales decreased $0.7 million (-1.9%) in the six months ended June 30, 2012 to $36.3 million compared to $37.0 million in the same period a year ago mainly due to decreased sales of our trocars and hand held instruments. In local currency, excluding the effects of the hedging program, sales decreased 1.9%.

•
Operating margins as a percentage of net sales decreased 0.5% percentage points to 12.8% in the quarterly period ended June 30, 2012 compared to 13.3% in the same period a year ago principally as a result of administrative consolidation expenses in our CONMED Linvatec division, costs associated with a contractual dispute with a former distributor and higher selling expenses primarily related to the distribution agreement with MTF. These increases are offset by higher gross margins due to the distribution agreement with MTF and product mix.

•
Operating margins as a percentage of net sales decreased 1.8% percentage points to 12.7% in the six months ended June 30, 2012 compared to 14.5% in the same period a year ago principally as a result of administrative consolidation expenses in our CONMED Linvatec division, costs associated with the acquisition of our former distributor in the Nordic region of Europe, costs associated with a contractual dispute with a former distributor and higher selling expenses primarily related to the distribution agreement with MTF. These increases are offset by higher gross margins due to the distribution agreement with MTF.

CONMED Patient Care

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net sales	$16,636	$15,577	$33,260	$31,600

Income (loss) from operations	(999)	(564)	(1,735)	(1,227)

Operating margin	(6.0)%	(3.6)%	(5.2)%	(3.9)%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $1.0 million (-6.0%) in the quarter ended June 30, 2012 to $15.6 million from $16.6 million in the same period a year ago mainly due to decreased sales of ECG electrodes and suction instruments.  In local currency, excluding the effects of the hedging program, sales decreased 6.6%.  Patient Care sales decreased $1.6 million (-4.8%) in the six months ended June 30, 2012 to $31.6 million from $33.2 million in the same period a year ago mainly due to decreased sales of ECG electrodes and suction instruments.  In local currency, excluding the effects of the hedging program, sales decreased 5.1%.

•
Operating margins as a percentage of net sales increased 2.4% percentage points to -3.6% for the quarter ended June 30, 2012 compared to -6.0% in the same period a year ago principally as a result of 2011 including administrative restructuring charges (0.6 percentage points), lower research and development expense (0.9 percentage points) and higher gross margins (0.9 percentage points).

•
Operating margins as a percentage of net sales increased 1.3% percentage points to -3.9% for the six months ended June 30, 2012 compared to -5.2% in the same period a year ago principally as a result of 2011 including administrative restructuring charges (1.8 percentage points) and lower research and development expense (3.1 percentage points) offset by lower gross margins as a result of lower sales volumes (2.2 percentage points) and higher selling expenses (1.4 percentage points).

CONMED Endoscopic Technologies

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Net sales	$12,513	$13,340	$24,414	$26,189

Income (loss) from operations	355	27	165	(118)

Operating margin	2.8%	0.2%	0.7%	(0.5)%

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales increased $0.8 million (6.4%) in the quarter ended June 30, 2012 to $13.3 million compared to $12.5 million in the same period a year ago due to higher sales of polypectomy and biliary products.  In local currency, excluding the effects of the hedging program, sales increased 7.1%.  Endoscopic Technologies sales increased $1.8 million (7.4%) in the six months ended June 30, 2012 to $26.2 million compared to $24.4 million in the same period a year ago due to higher sales throughout the division.  In local currency, excluding the effects of the hedging program, sales increased 7.3%.

•
Operating margins as a percentage of net sales decreased 2.6 percentage points  to 0.2% in the quarterly period ending June 30, 2012 compared to 2.8% in 2011.  The decrease in operating margins in the quarter ending June 30, 2012 is principally due to lower gross margins (1.3 percentage points) and higher selling and administrative expenses (1.3 percentage points).

•
Operating margins as a percentage of net sales decreased 1.2 percentage points  to -0.5% in the six months ended June 30, 2012 compared to 0.7% in 2011.  The decrease in operating margins in the six months ended June 30, 2012 is principally due to lower gross margins (2.7 percentage points) offset by the prior year including $0.2 million in administrative restructuring charges and lower overall administrative expenses as a percentage of sales during 2012.

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

Cash provided by operations

Our net working capital position was $202.2 million at June 30, 2012.  Net cash provided by operating activities was $33.3 million in the six months ended June 30, 2012 and $40.2 million in the same period a year ago generated on net income of $20.3 million and $17.7 million as of June 30, 2012 and 2011, respectively.

The decrease in cash provided by operating activities is primarily the result of $6.5 million in contributions to our pension plan in the first quarter of 2012 and higher incentive compensation payments in the first quarter of 2012 due to higher corporate earnings in 2011 compared to payments made in the prior year resulting from 2010 income.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2012 consisted primarily of a $64.1 million payment associated with the JDDA with MTF and capital expenditures.  Capital expenditures were $8.6 million and $11.6 million for the six month periods ended June 30, 2011 and 2012, respectively, and are expected to approximate $20.0 million in 2012.

Financing cash flows

Net cash used in financing activities during 2012 consisted of the following:  $7.9 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan, $57.0 million in borrowings on our revolving credit facility under our senior credit agreement, $32.1 million in repayments of term borrowings under our senior credit agreement and $4.3 million in dividend payments related to our common stock.

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility of $250.0 million expiring on November 30, 2015.  The senior credit agreement continues to consist of a $135.0 million term loan of which $21.5 million was outstanding as of June 30, 2012. There were $137.0 million in borrowings outstanding on the $250.0 million revolving credit facility as of June 30, 2012.  Our available borrowings on the revolving credit facility at June 30, 2012 were $103.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit. As noted in Note 7 to the Consolidated Condensed Financial Statements, we entered into a distribution and development agreement with Musculoskeletal Tissue Foundation (“MTF”) on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund the up front payment of $63.0 million. We expect to fund the remaining $84.0 million in contingent payments through cash on hand and available borrowings under our revolving credit facility as these payments come due over the next four years.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  The scheduled principal payment for the remaining $21.5 million on the term loan portion is due on September 30, 2012.  We expect to utilize our $250.0 million revolving credit facility for payment of the term loan. Interest rates on the term loan portion of the senior credit agreement are at LIBOR plus 1.50% (1.75% at June 30, 2012) or an alternative base rate; interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 2.00% (2.25% at June 30, 2012) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus a margin of 0.50% for term loan borrowings and a margin of 1.00% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of June 30, 2012. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $9.1 million at June 30, 2012.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

We have outstanding $0.3 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture for the Notes, into a combination of cash and CONMED common stock. The Notes mature on November 15, 2024 and are redeemable by us at any time.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2014 and 2019 and, provided the terms of the indenture for the Notes are satisfied, we will be required to repurchase the Notes.

Our Board of Directors authorized a $200.0 million share repurchase program. Through June 30, 2012, we have repurchased a total of 4.0 million shares of common stock aggregating $91.2 million under this program and have $108.8 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We did not repurchase any shares during the first six months of 2012.  In the past, we have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

On February 29, 2012, the Board of Directors adopted a cash dividend policy. We paid the initial quarterly dividend of $0.15 per share on April 5, 2012 to shareholders of record as of March 15, 2012. A second quarterly dividend of $0.15 per share was paid on July 6, 2012 to shareholders of record as of June 15, 2012. The total dividend payable at June 30, 2012 was $4.3 million.

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

Restructuring

During 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico. During the second quarter of 2012, we began the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  We incurred $1.0 million and $1.7 million in costs associated with the restructuring during the three and six months ended June 30, 2011, respectively.  We incurred $1.2 million and $2.7 million in costs associated with the restructuring during the three and six months ended June 30, 2012, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland operations.

During 2012, we restructured certain administrative functions throughout the Company. For the three and six months ended June 30, 2012, we incurred $1.2 million and $1.5 million, respectively, in related costs consisting principally of severance charges. For the three and six months ended June 30, 2011, we incurred $0.1 million and $0.8 million, respectively, related to the consolidation of certain of our administrative functions in our Utica, NY facility. These costs were charged to other expense.

We will continue to restructure both our operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  Based on criteria included in FASB guidance, no material accruals have been recorded at this time.  We estimate restructuring costs will approximate $11.5 million to $12.5 million for the full year of 2012 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2012.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2011 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2012.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2012.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	July 27, 2012

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2012.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.