Form 10-Q
period 2012-09-30
CONMED CORP
filed 2012-10-29
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2012	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 25, 2012 is 28,487,170 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Net sales	$172,814	$181,885	$539,500	$565,896

Cost of sales	81,503	83,972	261,018	267,340

Gross profit	91,311	97,913	278,482	298,556

Selling and administrative expense	68,350	74,064	206,290	222,577

Research and development expense	7,021	7,077	21,499	21,364

Other expense	—	2,658	792	6,421

	75,371	83,799	228,581	250,362

Income from operations	15,940	14,114	49,901	48,194

Amortization of debt discount	1,131	—	3,338	—

Interest expense	1,670	1,345	5,182	4,333

Income before income taxes	13,139	12,769	41,381	43,861

Provision for income taxes	4,928	3,449	15,495	14,277

Net income	$8,211	$9,320	$25,886	$29,584

Comprehensive income	$6,437	$10,197	$29,263	$28,929

Per share data:

Net Income
Basic	$0.29	$0.33	$0.91	$1.05
Diluted	0.29	0.32	0.90	1.03

Dividends per share of common stock	$—	$0.15	$—	$0.45

Weighted average common shares
Basic	28,348	28,438	28,355	28,265
Diluted	28,546	28,721	28,734	28,621

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2011	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,048	$19,819
Accounts receivable, net	135,641	132,872
Inventories	168,438	165,326
Income taxes receivable	—	1,295
Deferred income taxes	10,283	11,759
Prepaid expenses and other current assets	16,314	13,606
Total current assets	356,724	344,677
Property, plant and equipment, net	139,187	139,775
Deferred income taxes	2,389	2,713
Goodwill	234,815	256,825
Other intangible assets, net	195,531	192,721
Other assets	6,948	152,077
Total assets	$935,594	$1,088,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$54,557	$1,009
Accounts payable	21,162	31,938
Accrued compensation and benefits	31,142	27,121
Income taxes payable	6,470	—
Other current liabilities	17,853	65,475
Total current liabilities	131,184	125,543

Long-term debt	88,952	168,437
Deferred income taxes	92,785	106,316
Other long-term liabilities	49,602	86,045
Total liabilities	362,523	486,341

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,203 and 31,299,194 shares
issued in 2011 and 2012, respectively	313	313
Paid-in capital	321,994	322,767
Retained earnings	354,439	371,267
Accumulated other comprehensive loss	(26,348)	(27,003)
Less: 3,358,078 and 2,818,159 shares of common stock
in treasury, at cost in 2011 and 2012, respectively	(77,327)	(64,897)
Total shareholders’ equity	573,071	602,447
Total liabilities and shareholders’ equity	$935,594	$1,088,788

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2012
Cash flows from operating activities:
Net income	$25,886	$29,584
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	13,700	14,018
Amortization of debt discount	3,338	—
Amortization, all other	14,764	20,752
Stock-based compensation expense	3,714	4,115
Deferred income taxes	11,961	11,752
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	14,745	6,910
Inventories	(10,768)	(2,436)
Accounts payable	2,285	1,693
Income taxes receivable (payable)	829	(7,996)
Accrued compensation and benefits	(2,507)	(5,235)
Other assets	(2,897)	(2,723)
Other liabilities	1,659	(9,171)
	50,823	31,679
Net cash provided by operating activities	76,709	61,263

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,672)	(15,969)
Payments related to business acquisitions and distribution agreement, net of cash acquired	(72)	(82,843)
Net cash used in investing activities	(12,744)	(98,812)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	5,759	9,414
Repurchase of treasury stock	(15,021)	—
Payments on senior credit agreement	(23,013)	(53,588)
Proceeds from senior credit agreement	—	80,000
Payments on mortgage notes	(438)	(475)
Dividends paid on common stock	—	(8,590)
Other, net	(3,148)	5,533
Net cash provided by
(used in) financing activities	(35,861)	32,294

Effect of exchange rate changes
on cash and cash equivalents	(638)	(974)

Net increase (decrease) in cash and cash equivalents	27,466	(6,229)

Cash and cash equivalents at beginning of period	12,417	26,048

Cash and cash equivalents at end of period	$39,883	$19,819

Non-cash financing activities:
Dividends payable	$—	$4,272
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

Note 2 - Interim financial information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive income

Comprehensive income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net income	$8,211	$9,320	$25,886	$29,584

Other comprehensive income:
Pension liability, net of
income tax	249	450	746	1,373
Cash flow hedging gain (loss),
net of income tax	4,292	(1,607)	3,517	(2,876)
Foreign currency
translation adjustment	(6,315)	2,034	(886)	848

Comprehensive income	$6,437	$10,197	$29,263	28,929

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2011	$2,973	$(31,250)	$1,929	$(26,348)

Pension liability,
net of income tax	—	1,373	—	1,373

Cash flow hedging loss,
net of income tax	(2,876)	—	—	(2,876)

Foreign currency translation
adjustments	—	—	848	848

Balance, September 30, 2012	$97	$(29,877)	$2,777	$(27,003)

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

Foreign Currency Forward Contracts. We hedge certain forecasted intercompany transactions denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2012 which have been accounted for as cash flow hedges totaled $125.6 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $(0.9) million and $1.0 million for the three months ended September 30, 2011 and 2012, respectively and $(4.4) million and $3.2 million for the nine months ended September 30, 2011 and 2012, respectively. Net unrealized gains on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $0.1 million at September 30, 2012.  These unrealized gains and any subsequent changes in fair value will be recognized in the consolidated statements of operations in 2012 and 2013 as the related forward contracts mature and gains and losses are realized.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2012 which have not been designated as hedges totaled $41.3 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $1.7 million and $(1.2) million for the three months ended September 30, 2011 and 2012, respectively, offsetting gains (losses) on our intercompany receivables of $(1.6) million and $1.0 million for the three months ended September 30, 2011 and 2012, respectively.   Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million and $(1.6) million for the nine months ended September 30, 2011 and 2012, respectively, offsetting gains (losses) on our intercompany receivables of $0.0 million and $0.7 million for the nine months ended September 30, 2011 and 2012, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2011 and September 30, 2012:

December 31, 2011	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$5,042	Prepaid expenses and other current assets	$(326)	$4,716

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	41	Prepaid expenses and other current assets	(95)	(54)

Total derivatives		$5,083		$(421)	$4,662

September 30, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$1,731	Prepaid expenses and other current assets	$(1,577)	$154

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	(92)	(92)

Total derivatives		$1,731		$(1,669)	$62

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, we have recorded the net fair value of $4.7 million and $0.1 million in prepaid expenses and other current assets at December 31, 2011 and September 30, 2012, respectively.

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

As of September 30, 2012, non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets and liabilities acquired in the business acquisition described in Note 15. These assets and liabilities consist of working capital, property, plant & equipment, goodwill and other identified intangible assets. The working capital and property, plant & equipment, are valued using Level 2 inputs. Goodwill and other identified intangible assets are valued using Level 3 inputs. The fair value of the acquired identified intangible assets was determined based upon the present value of expected future cash flows adjusted for the probability of technological and commercial risk, utilizing a risk adjusted discount rate.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2012 consist of forward foreign exchange contracts.  The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the Notes approximate fair value.  The fair value of the Notes was determined within Level 2 of the valuation hierarchy and approximated $0.3 million at both December 31, 2011 and September 30, 2012 based on their quoted market price.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2011	September 30, 2012

Raw materials	$52,351	$45,857
Work-in-process	15,499	15,150
Finished goods	100,588	104,319
Total	$168,438	$165,326

Note 6 – Earnings and dividends per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for three and nine months ended September 30, 2011 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net income	$8,211	$9,320	$25,886	$29,584

Basic – weighted average shares outstanding	28,348	28,438	28,355	28,265

Effect of dilutive potential securities	198	283	379	356

Diluted – weighted average shares outstanding	28,546	28,721	28,734	28,621

Net income
Basic	$0.29	$0.33	$0.91	$1.05
Diluted	$0.29	$0.32	$0.90	$1.03

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period.  Shares excluded from the calculation of diluted EPS aggregated 1.5 million and 0.4 million for the three months ended September 30, 2011 and 2012, respectively.  Shares excluded from the calculation of diluted EPS aggregated 0.8 million and 0.4 million for the nine months ended September 30, 2011 and 2012, respectively.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. The initial quarterly dividend of $4.3 million was paid on April 5, 2012 to shareholders of record as of March 15, 2012. The second quarter dividend for 2012 of $4.3 million was paid on July 6, 2012 to shareholders of record as of June 15, 2012. The third quarter dividend was paid on October 5, 2012 to shareholders of record as of September 14, 2012. The total dividend payable at September 30, 2012 was $4.3 million and is included in other current liabilities in the consolidated condensed balance sheet.

Note 7 – Goodwill, other intangible assets, and other assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

Balance as of January 1, 2012	$234,815

Goodwill resulting from a business acquisition	22,004

Foreign currency translation	6

Balance as of September 30, 2012	$256,825

  Goodwill associated with each of our principal operating reporting units is as follows:

	December 31, 2011	September 30, 2012
CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,731	197,741

Balance	$234,815	$256,825

Total accumulated impairment losses (associated with our CONMED Patient Care and CONMED Endoscopic Technologies operating units) aggregated $106,991 at both December 31, 2011 and September 30, 2012.

  Other intangible assets consist of the following:

	December 31, 2011		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$133,965	$(45,112)	$135,690	$(48,803)

Patents and other intangible assets	52,702	(34,368)	53,958	(36,468)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

Balance	$275,011	$(79,480)	$277,992	$(85,271)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,603 and $4,852 in the three and nine months ended September 30, 2011 and $1,929 and $5,791 in the three and nine months ended September 30, 2012, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated amortization expense for the year ending December 31, 2012, including the nine month period ended September 30, 2012 and for each of the five succeeding years is as follows:

2012	$7,793
2013	7,809
2014	7,184
2015	6,794
2016	6,692
2017	6,675

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

Under the JDDA, we acquired the worldwide marketing, educational and promotion rights for sports medicine allograft tissue. We also acquired certain assets relating to instrument sets used for allograft procedures and approximately 35 MTF sales and marketing employees joined the Company. The JDDA has a term of 25 years with renewals thereafter. This transaction was not accounted for as a business combination as it does not meet the definition of a business as defined by ASC 805. The initial consideration from the Company includes a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets, as further set forth in the JDDA ($34 million is due within the next fiscal year with the remainder due in equal installments in each year thereafter). As compensation for our marketing efforts, the Company will receive services fees amounting to 50% of the revenue streams relating to MTF's sports medicine allograft product line and 100% of the revenue from the PRP products. At September 30, 2012, the gross carrying amount of this arrangement amounted to $149.4 million and the related accumulated amortization was $4.5 million. This has been recorded in other assets. $84.0 million related to the contingent payment is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets. The Company is amortizing the upfront payment as well as the accrued $84.0 million over the 25 year term of the JDDA. Amortization expense is recorded as a reduction to sales.

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2011	2012

Balance as of January 1,	$3,363	$3,618

Provision for warranties	3,537	3,136

Claims made	(3,273)	(3,093)

Balance as of September 30,	$3,627	$3,661

Note 9 – Pension plan

Net periodic pension costs consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Service cost	$70	$65	$211	$195

Interest cost on projected
benefit obligation	880	860	2,639	2,579

Expected return on plan assets	(1,094)	(1,131)	(3,283)	(3,394)

Net amortization and deferral	394	731	1,183	2,195

Net periodic pension cost	$250	$525	$750	$1,575

We contributed $6.5 million during the first quarter of 2012 related to the 2011 plan year. We are required and expect to make a total of $2.7 million in contributions to our pension plan for the 2012 plan year. We contributed $1.3 million during the second and third quarters of 2012 and expect to contribute the remaining $1.4 million during the remainder of 2012 and the first quarter of 2013.

Note 10 – Other expense

Other expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Administrative consolidation costs	$—	$1,940	$792	$3,444
Costs associated with legal arbitration	—	—	—	1,555
Costs associated with purchase of a distributor	—	—	—	704
Costs associated with purchase of a business	—	718	—	718

Other expense	$—	$2,658	$792	$6,421

During 2011, we consolidated certain administrative functions in our Utica, New York facility.  For the nine months ended September 30, 2011, we incurred $0.8 million in related costs consisting principally of severance charges. During 2012, we restructured certain administrative functions related to our CONMED Linvatec division. For the three and nine months ended September 30, 2012, we incurred $1.9 million and $3.4 million, respectively, in related costs consisting principally of severance charges, of which $1.4 million is accrued as of September 30, 2012.

During 2012, we incurred legal costs related to a contractual dispute with a former distributor. The dispute was resolved in the second quarter of 2012. For the nine months ended September 30, 2012, we incurred costs totaling $1.6 million.

During the nine months ended September 30, 2012, we incurred $0.7 million in costs associated with the purchase of the Company's former distributor in the Nordic region of Europe.

During the third quarter of 2012, we acquired Viking Systems Inc. as further described in Note 15. We incurred a total of $0.7 million in costs associated with the purchase.

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

The following is net sales information by product line and reportable segment:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Arthroscopy	$69,384	$76,605	$215,449	$243,853
Powered Surgical Instruments	34,790	36,063	111,081	111,783
CONMED Linvatec	104,174	112,668	326,530	355,636
CONMED Electrosurgery	23,298	22,623	72,923	69,557
CONMED Endosurgery	17,676	17,768	54,707	54,088
CONMED Linvatec, Endosurgery,
and Electrosurgery	145,148	153,059	454,160	479,281
CONMED Patient Care	15,347	15,241	48,607	46,841
CONMED Endoscopic Technologies	12,319	13,585	36,733	39,774
Total	$172,814	$181,885	$539,500	$565,896

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

CONMED Endosurgery, Electrosurgery and Linvatec	$21,607	$18,753	$66,411	$60,332
CONMED Patient Care	(785)	(900)	(2,520)	(2,127)
CONMED Endoscopic Technologies	520	1,558	685	1,440
Corporate	(5,402)	(5,297)	(14,675)	(11,451)
Income from operations	15,940	14,114	49,901	48,194

Amortization of debt discount	1,131	—	3,338	—
Interest expense	1,670	1,345	5,182	4,333

Income before income taxes	$13,139	$12,769	$41,381	$43,861

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

In September 2012, Bonutti Skeletal Innovations, LLC filed a complaint in the United States District Court for the Middle District of Florida against CONMED and CONMED Linvatec. The Complaint asserts that certain CONMED Linvatec products infringe patents allegedly owned by Bonutti Skeletal Innovations. On the same day that it sued CONMED, Bonutti Skeletal Innovations sued several other orthopedic companies. CONMED and CONMED Linvatec believe that the products in question do not infringe the patents-in-suit, and CONMED and CONMED Linvatec intend to vigorously defend the claims.

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

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Facility consolidation costs	$826	$1,843	$2,566	$4,519

Restructuring costs
included in cost of sales	$826	$1,843	$2,566	$4,519

Administrative
consolidation costs	$—	$1,940	$792	$3,444

Restructuring costs
included in other expense	$—	$1,940	$792	$3,444

During 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico. During the second quarter of 2012, we began the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  We incurred $0.8 million and $2.6 million in costs associated with the restructuring during the three and nine months ended September 30, 2011, respectively.  We incurred $1.8 million and $4.5 million in costs associated with the restructuring during the three and nine months ended September 30, 2012, respectively, of which we have recorded an accrual of $0.5 million at September 30, 2012. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland operations.

Restructuring costs included in other expense are described more fully in Note 10.

Note 15 - Business acquisition

On September 24, 2012, we purchased Viking Systems, Inc. ("Viking acquisition") for approximately $22.5 million in cash, of which $3.4 million was accrued as of September 30, 2012. Viking Systems, Inc. developed, manufactured and marketed visualization solutions for minimally invasive surgeries.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Viking acquisition. The allocation of purchase price is preliminary and therefore subject to adjustment in future periods.

Cash	$390
Accounts receivable	1,349
Inventory	2,562
Prepaid expenses and other current assets	151
Property, plant & equipment, net	117
Customer relationships	1,725
Patents	1,100
Goodwill	22,004
Total assets acquired	29,398

Accounts payable	1,324
Deferred income taxes	1,090
Other liabilities	4,456
Total liabilities assumed	6,870

Net assets acquired	$22,528

The Viking acquisition did not have a material impact on our results of operations or earnings per share in the quarterly period ended September 30, 2012.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with six principal product lines.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Arthroscopy	40.2%	42.1%	39.9%	43.1%
Powered Surgical Instruments	20.1	19.8	20.6	19.7
Electrosurgery	13.5	12.4	13.5	12.3
Endosurgery	10.2	9.8	10.2	9.6
Patient Care	8.9	8.4	9.0	8.3
Endoscopic Technologies	7.1	7.5	6.8	7.0
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business.  During the three and nine months ended September 30, 2012, international sales approximated 49.1% and 50.2%, respectively, of total net sales.

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

Business Challenges
Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011 and the first nine months of 2012 and are cautiously optimistic that the domestic economic environment is improving, conditions in Europe and elsewhere may present significant business challenges for the Company, and there can be no assurance that improvement in the overall economic environment will be sustained. We will continue to monitor and manage the impact of the overall economic environment on the Company.
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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2011 describes significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation.  There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2012.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at September 30, 2012 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $256.8 million and other intangible assets of $192.7 million as of September 30, 2012.

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

For the three and nine months ending September 30, 2012 we recorded pension expense of $0.5 million and $1.6 million, respectively.  Pension expense in 2012 is expected to be $2.1 million compared to expense of $1.0 million in 2011. We are required and expect to make $2.7 million in contributions to our pension plan for the 2012 plan year. We contributed $1.3 million during the second and third quarters of 2012 and expect to contribute the remaining $1.4 million during the remainder of 2012 and the first quarter of 2013.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $34.3 million at September 30, 2012.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.2	46.2	48.4	47.2
Gross profit	52.8	53.8	51.6	52.8
Selling and administrative expense	39.5	40.7	38.2	39.3
Research and development expense	4.1	3.9	4.0	3.8
Other expense	—	1.5	0.1	1.1
Income from operations	9.2	7.7	9.3	8.6
Amortization of bond discount	0.6	—	0.6	—
Interest expense	1.0	0.7	1.0	0.8
Income before income taxes	7.6	7.0	7.7	7.8
Provision for income taxes	2.9	1.9	2.9	2.5
Net income	4.7%	5.1%	4.8%	5.3%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Sales for the quarterly period ended September 30, 2012 were $181.9 million , an increase of $9.1 million (5.3%) compared to sales of $172.8 million in the same period a year ago with increases in our Arthroscopy, Powered Instruments, Endosurgery and Endoscopic Technologies product lines.  The distribution agreement with Musculoskeletal Tissue Foundation (“MTF”) accounted for a 3.7% quarterly sales increase. In local currency, excluding the effects of the hedging program, sales increased 6.0%.  Sales of capital equipment decreased $0.4 million (-1.1%) to $36.9 million in the quarterly period ended September 30, 2012 from $37.3 million in the same period a year ago; sales of single-use products increased $9.5 million (7.0%) to $145.0 million in the quarterly period ended September 30, 2012 from $135.5 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment increased 0.3% and single-use products increased 7.6%.

Cost of sales increased to $84.0 million in the quarterly period ended September 30, 2012 as compared to $81.5 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 1.0 percentage points to 53.8% in the quarterly period ended September 30, 2012 as compared to 52.8% in the same period a year ago.  The increase in gross profit margins of 1.0 percentage point is primarily a result of the distribution agreement with MTF offset by costs associated with the restructuring of operations and the unfavorable impact of foreign currency exchange rates when compared to foreign currency exchange rates in the same period a year ago.

Selling and administrative expense increased to $74.1 million in the quarterly period ended September 30, 2012 as compared to $68.4 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 40.7% in the quarterly period ended September 30, 2012 as compared to 39.5% in the same period a year ago. This increase of 1.2 percentage points is attributable to higher selling expenses related to the distribution agreement with MTF.

Research and development expense totaled $7.1 million in the quarterly period ended September 30, 2012 as compared to $7.0 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.9% in the quarterly period ending September 30, 2012 compared to 4.1% in the same period a year ago. The decrease of 0.2 percentage points is mainly a result of lower spending as a percentage of sales across our product lines.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended September 30, 2012 consisted of a $1.9 million charge related to administrative consolidation expenses in our CONMED Linvatec division and $0.7 million in costs associated with the purchase of Viking Systems, Inc..

Amortization of debt discount was $1.1 million in the quarterly period ended September 30, 2011.

Interest expense in the quarterly period ended September 30, 2012 was $1.3 million compared to $1.7 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average interest rates on higher weighted average borrowings outstanding in the quarterly period ended September 30, 2012 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 3.09% in the quarterly period ended September 30, 2012 as compared to 3.79% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 27.0% for the quarterly period ended September 30, 2012 compared to the 37.5% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended September 30, 2012 is lower than that recorded in the same period a year ago as a result of higher earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and due to tax benefits recorded in the third quarter of 2012 as a result of determinations received from multiple taxing authorities. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2011, Note 6 to the Consolidated Financial Statements.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Sales for the nine months ended September 30, 2012 were $565.9 million, an increase of $26.4 million (4.9%) compared to sales of $539.5 million in the same period a year ago with increases in our Arthroscopy, Powered Instruments and Endoscopic Technologies product lines.  The distribution agreement with Musculoskeletal Tissue Foundation (“MTF”) accounted for 3.9% of the 4.9% increase. In local currency, excluding the effects of the hedging program, sales increased 5.1%.  Sales of capital equipment decreased $6.5 million (5.5%) to $112.7 million in the nine months ended September 30, 2012 from $119.2 million in the same period a year ago; sales of single-use products increased $32.9 million (7.8%) to $453.2 million in the nine months ended September 30, 2012 from $420.3 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 5.0% while single-use products increased 7.9%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to the depressed economic conditions.

Cost of sales increased to $267.3 million in the nine months ended September 30, 2012 as compared to $261.0 million in the same period a year ago on overall increases in sales volumes as described above.  Gross profit margins increased 1.2 percentage points to 52.8% in the nine months ended September 30, 2012 as compared to 51.6% in the same period a year ago.  The increase in gross profit margins of 1.2 percentage points is primarily a result of the distribution agreement with MTF and product mix offset by unfavorable foreign exchange rates on sales and higher restructuring charges than the same period a year ago.

Selling and administrative expense increased to $222.6 million in the nine months ended September 30, 2012 as compared to $206.3 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 39.3% in the nine months ended September 30, 2012 as compared to 38.2% in the same period a year ago. This increase of 1.1 percentage points is attributable to higher selling expenses mainly related to our MTF distribution agreement.

Research and development expense totaled $21.4 million in the nine months ended September 30, 2012 as compared to $21.5 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.8% in the nine months ended September 30, 2012 compared to 4.0% in the same period a year ago. The decrease of 0.2 percentage points is mainly a result of lower spending on our ECOM project in our CONMED Patient Care division.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2012 consisted of a $3.4 million charge related to administrative consolidation expenses in our CONMED Linvatec division, $0.7 million in costs associated with the acquisition of our former distributor in the Nordic region of Europe, $1.6 million in costs associated with a contractual dispute with a former distributor and $0.7 million in costs associated with the purchase of Viking Systems, Inc.. Other expense in the nine months ended September 30, 2011 consisted of a $0.8 million charge related to the consolidation of certain of our administrative functions in our Utica, NY facility.

Amortization of debt discount was $3.3 million in the nine months ended September 30, 2011.

Interest expense in the nine months ended September 30, 2012 was $4.3 million compared to $5.2 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average interests rates on higher weighted average borrowings outstanding in the nine months ended September 30, 2012 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 3.02% in the nine months ended September 30, 2012 as compared to 3.71% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 32.6% for the nine months ended September 30, 2012 compared to the 37.4% effective tax rate recorded in the same period a year ago.  The effective tax rate for the nine months ended September 30, 2012 is lower than that recorded in the same period a year ago as a result of higher earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and due to tax benefits recorded in the second quarter of 2012 as a result of examination results and tax returns filed with multiple taxing authorities and tax benefits recorded in the third quarter of 2012 as a result of determinations received from multiple taxing authorities.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2011, Note 6 to the Consolidated Financial Statements.

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

The following tables summarize the Company’s results of operations by segment for the three and nine months ended September 30, 2011 and 2012.

CONMED Linvatec, CONMED Electrosurgery and CONMED Endosurgery

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net sales	$145,148	$153,059	$454,160	$479,281

Income from operations	21,607	18,753	66,411	60,332

Operating margin	14.9%	12.3%	14.6%	12.6%

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

•
Arthroscopy sales increased $7.2 million (10.4%) in the quarter ended September 30, 2012 to $76.6 million from $69.4 million in the same period a year ago mainly due to the distribution agreement with MTF and the acquisition of Viking Systems, Inc..  The distribution agreement with MTF accounted for 9.0 % of the 10.4% increase. In local currency, excluding the effects of the hedging program, sales increased 11.5%.  Sales of capital equipment increased $0.6 million (4.0%) to $15.6 million in the third quarter of 2012 from $15.0 million in the same period a year ago; sales of single-use products increased $6.6 million (12.1%) to $61.0 million in the third quarter of 2012 from $54.4 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 6.0% while single-use products increased 13.0%.  Arthroscopy sales increased $28.4 million (13.2%) in the nine months ended September 30, 2012 to $243.9 million from $215.5 million in the same period a year ago mainly due to the distribution agreement with MTF and higher procedure specific product sales.  The distribution agreement with MTF accounted for 9.7% of the 13.2% increase. In local currency, excluding the effects of the hedging program, sales increased 13.5%.  Sales of capital equipment increased $0.3 million (0.7%) to $46.2 million in the nine months ended September 30, 2012 from $45.9 million in the same period a year ago; sales of single-use products increased $28.1 million (16.6%) to $197.7 million in the nine months ended September 30, 2012 from $169.6 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 1.3% while single-use products increased 16.7%.

•
Powered surgical instrument sales increased $1.3 million (3.7%) in the quarterly period ended September 30, 2012 to $36.1 million from $34.8 million in the same period a year ago mainly due to higher sales of our large bone burs and blades and small bone hand piece products.  In local currency, excluding the effects of the hedging program, sales increased 4.9%.  Sales of capital equipment increased $0.3 million (1.9%) to $16.4 million in the third quarter of 2012 from $16.1 million in the same period a year ago; sales of single-use products increased $1.0 million (5.3%) in the third quarter of 2012 to $19.7 million from $18.7 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 3.1% and single-use products increased 6.4%. Powered surgical instrument sales increased $0.7 million (0.6%) in the nine months ended September 30, 2012 to $111.8 million from $111.1 million in the same period a year ago mainly due to higher sales of our large bone burs and blades and small bone hand piece products.  In local currency, excluding the effects of the hedging program, sales increased 0.9%.  Sales of capital equipment decreased $2.6 million (-5.0%) to $49.7 million in the nine months ended September 30, 2012 from $52.3 million in the same period a year ago; sales of single-use products increased $3.3 million (5.6%) in the nine months ended 2012 to $62.1 million from $58.8 million in the same period a year ago.  On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 4.5% and single-use products increased 5.7%. We believe the overall decline in capital sales is due to a very strong performance in the first half of 2011 making for a difficult comparison to sales in 2012.

•
Electrosurgery sales decreased $0.7 million (-3.0%) in the quarterly period ended September 30, 2012 to $22.6 million from $23.3 million in the same period a year ago mainly due to lower generator sales offset by sales of our new vessel sealing products and increased sales of our smoke management products.  In local currency, excluding the effects of the hedging program, sales decreased 3.0%.  Sales of capital equipment decreased $1.3 million (-21.0%) to $4.9 million in the third quarter of 2012 from $6.2 million in the same period a year ago;  sales of single-use products increased $0.6 million (3.5%) to $17.7 million in the third quarter of 2012 from $17.1 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 21.0% while single-use products increased 3.5%.  We believe the overall decline in capital sales is due to capital purchasing constraints in hospitals due to the depressed economic conditions. Electrosurgery sales decreased $3.4 million (-4.7%) in the nine months ended September 30, 2012 to $69.5 million from $72.9 million in the same period a year ago mainly due to lower generator and pencil sales offset by sales of our new vessel sealing products and increased sales of our smoke management products.  In local currency, excluding the effects of the hedging program, sales decreased 4.8%.  Sales of capital equipment decreased $4.2 million (-20.0%) to $16.8 million in the nine months ended September 30, 2012 from $21.0 million in the same period a year ago;  sales of single-use products increased $0.8 million (1.5%) to $52.7 million in the nine months ended September 30, 2012 from $51.9 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 19.9% while single-use products increased 1.3%. We believe the overall decline in capital sales is due to a very strong performance in the first half of 2011 making for a difficult comparison to sales in 2012 as well as capital purchasing constraints in hospitals due to the depressed economic conditions.

•
Endosurgery sales remained relatively flat with a $0.1 million (0.6%) increase in the quarterly period ended September 30, 2012 to $17.8 million compared to $17.7 million in the same period a year ago. In local currency, excluding the effects of the hedging program, sales increased 1.1%. Endosurgery sales decreased $0.6 million (-1.1%) in the nine months ended September 30, 2012 to $54.1 million compared to $54.7 million in the same period a year ago mainly due to decreased sales of our trocars and hand held instruments. In local currency, excluding the effects of the hedging program, sales decreased 1.1%.

•
Operating margins as a percentage of net sales decreased 2.6% percentage points to 12.3% in the quarterly period ended September 30, 2012 compared to 14.9% in the same period a year ago principally as a result of administrative consolidation expenses in our CONMED Linvatec division, higher selling expenses primarily related to the distribution agreement with MTF and costs associated with the purchase of Viking Systems, Inc.. These increases are offset by higher gross margins due to the distribution agreement with MTF.

•
Operating margins as a percentage of net sales decreased 2.0% percentage points to 12.6% in the nine months ended September 30, 2012 compared to 14.6% in the same period a year ago principally as a result of administrative consolidation expenses in our CONMED Linvatec division, costs associated with the acquisition of our former distributor in the Nordic region of Europe, costs associated with a contractual dispute with a former distributor, higher selling expenses primarily related to the distribution agreement with MTF and costs associated with the purchase of Viking Systems, Inc.. These increases are offset by higher gross margins due to the distribution agreement with MTF.

CONMED Patient Care

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net sales	$15,347	$15,241	$48,607	$46,841

Income (loss) from operations	(785)	(900)	(2,520)	(2,127)

Operating margin	(5.1)%	(5.9)%	(5.2)%	(4.5)%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment and sensors, ECG electrodes and cables, cardiac defibrillation and pacing pads and blood pressure cuffs.  We also offer a complete line of single-use suction instruments and tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales remained relatively flat with a $0.1 million (-0.7%) decrease in the quarter ended September 30, 2012 to $15.2 million from $15.3 million in the same period a year ago.  In local currency, excluding the effects of the hedging program, sales decreased 0.6%.  Patient Care sales decreased $1.8 million (-3.7%) in the nine months ended September 30, 2012 to $46.8 million from $48.6 million in the same period a year ago mainly due to decreased sales of ECG electrodes and suction instruments.  In local currency, excluding the effects of the hedging program, sales decreased 3.7%.

•
Operating margins as a percentage of net sales decreased 0.8% percentage points to -5.9% for the quarter ended September 30, 2012 compared to -5.1% in the same period a year ago principally due to higher research and development expense (2.4 percentage points) offset by lower selling and administrative expenses (1.6 percentage points).

•
Operating margins as a percentage of net sales increased 0.7% percentage points to -4.5% for the nine months ended September 30, 2012 compared to -5.2% in the same period a year ago principally as a result of 2011 including administrative restructuring charges (1.2 percentage points) and lower research and development expense (1.4 percentage points) offset by lower gross margins as a result of lower sales volumes (1.5 percentage points) and higher selling expenses (0.4 percentage points).

CONMED Endoscopic Technologies

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net sales	$12,319	$13,585	$36,733	$39,774

Income from operations	520	1,558	685	1,440

Operating margin	4.2%	11.5%	1.9%	3.6%

Product offerings include a comprehensive line of single-use minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•
Endoscopic Technologies sales increased $1.3 million (10.6%) in the quarter ended September 30, 2012 to $13.6 million compared to $12.3 million in the same period a year ago due to higher sales throughout the division.  In local currency, excluding the effects of the hedging program, sales increased 10.5%.  Endoscopic Technologies sales increased $3.1 million (8.4%) in the nine months ended September 30, 2012 to $39.8 million compared to $36.7 million in the same period a year ago due to higher sales throughout the division.  In local currency, excluding the effects of the hedging program, sales increased 8.4%.

•
Operating margins as a percentage of net sales increased 7.3 percentage points  to 11.5% in the quarterly period ending September 30, 2012 compared to 4.2% in 2011.  The increase in operating margins in the quarter ending September 30, 2012 is principally due to higher gross margins (3.1 percentage points) and lower selling and administrative expenses as a percentage of sales (4.2 percentage points).

•
Operating margins as a percentage of net sales increased 1.7 percentage points  to 3.6% in the nine months ended September 30, 2012 compared to 1.9% in 2011.  The increase in operating margins in the nine months ended September 30, 2012 is principally due to the prior year including $0.2 million in administrative restructuring charges and lower overall selling and administrative expenses as a percentage of sales during 2012.

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

Cash provided by operations

Our net working capital position was $219.1 million at September 30, 2012.  Net cash provided by operating activities was $61.3 million in the nine months ended September 30, 2012 and $76.7 million in the same period a year ago generated on net income of $29.6 million and $25.9 million as of September 30, 2012 and 2011, respectively.

The decrease in cash provided by operating activities is primarily the result of $6.5 million in contributions to our pension plan in the first quarter of 2012 and the use of several tax attributes during 2011 resulting in higher payments on income taxes during the first nine months of 2012.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2012 consisted primarily of a $64.1 million payment associated with the JDDA with MTF, a payment of $18.7 million related to the acquisition of Viking Systems, Inc. ("Viking acquisition") and capital expenditures.  See Note 15 to the Consolidated Condensed Financial Statements for further discussion of the Viking acquisition. Capital expenditures were $12.7 million and $16.0 million for the nine month periods ended September 30, 2011 and 2012, respectively, and are expected to approximate $20.0 million in 2012.

Financing cash flows

Net cash used in financing activities during 2012 consisted of the following:  $9.4 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan, $80.0 million in borrowings on our revolving credit facility under our senior credit agreement, $53.6 million in repayments of term borrowings under our senior credit agreement and $8.6 million in dividend payments related to our common stock.

On November 30, 2010, we entered into the First Amendment to our Amended and Restated Credit Agreement (the "senior credit agreement”) providing for an expanded revolving credit facility of $250.0 million expiring on November 30, 2015.  During the third quarter of 2012, we paid the remaining outstanding balance of $21.5 million on the $135.0 million term loan in full with cash on hand and borrowings available under the revolving credit facility. There were $160.0 million in borrowings outstanding on the $250.0 million revolving credit facility as of September 30, 2012.  Our available borrowings on the revolving credit facility at September 30, 2012 were $80.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit. As noted in Note 7 to the Consolidated Condensed Financial Statements, we entered into a distribution and development agreement with Musculoskeletal Tissue Foundation (“MTF”) on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund the up front payment of $63.0 million. We expect to fund the remaining $84.0 million in contingent payments through cash on hand and available borrowings under our revolving credit facility as these payments come due over the next four years.

Borrowings outstanding on the revolving credit facility are due and payable on November 30, 2015.  Interest rates on the revolving credit facility portion of the senior credit agreement are at LIBOR plus 1.75% (2.00% at September 30, 2012) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus a margin of 0.75% for borrowings under the revolving credit facility.

The senior credit agreement is collateralized by substantially all of our property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of September 30, 2012. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $9.1 million at September 30, 2012.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

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

Our Board of Directors authorized a $200.0 million share repurchase program. Through September 30, 2012, we have repurchased a total of 4.0 million shares of common stock aggregating $91.2 million under this program and have $108.8 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We did not repurchase any shares during the first nine months of 2012.  In the past, we have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

On February 29, 2012, the Board of Directors adopted a cash dividend policy. We paid the initial quarterly dividend of $0.15 per share on April 5, 2012 to shareholders of record as of March 15, 2012 and the second quarterly dividend of $0.15 per share on July 6, 2012 to shareholders of record as of June 15, 2012. A third quarterly dividend of $0.15 per share was paid on October 5, 2012 to shareholders of record as of September 14, 2012. The total dividend payable at September 30, 2012 was $4.3 million.

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

Restructuring

During 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico. During the second quarter of 2012, we began the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  We incurred $0.8 million and $2.6 million in costs associated with the restructuring during the three and nine months ended September 30, 2011, respectively.  We incurred $1.8 million and $4.5 million in costs associated with the restructuring during the three and nine months ended September 30, 2012, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland operations.

During 2012, we restructured certain administrative functions throughout the Company. For the three and nine months ended September 30, 2012, we incurred $1.9 million and $3.4 million, respectively, in related costs consisting principally of severance charges. For the nine months ended September 30, 2011, we incurred $0.8 million related to the consolidation of certain of our administrative functions in our Utica, NY facility. These costs were charged to other expense.

We will continue to restructure both our operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  Based on criteria included in FASB guidance, we have recorded an accrual of $1.9 million at September 30, 2012.  We estimate restructuring costs will approximate $10.0 million to $11.0 million for the full year of 2012 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2012.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2011 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President-Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2012.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2012.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	October 26, 2012

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2012.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.