Form 10-K
period 2012-12-31
CONMED CORP
filed 2013-02-25
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☐      No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $786,111,009 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 19, 2013 was 28,074,682.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2012
TABLE OF CONTENTS

Part I

CONMED CORPORATION

Item 1.	Business
Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder and Chairman of the Board.  CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,600 employees distribute its products worldwide from several manufacturing locations.  See Note 8 to the Consolidated Financial Statements for further discussion of our reporting segments and financial information about geographic areas.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible free of charge through the Investor Relations section of our website (http://www.conmed.com) as soon as practicable after such materials have been electronically filed with, or furnished to, the United States Securities and Exchange Commission. Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http:/www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics.  The number of surgical procedures performed is increasing and we believe the long term demographic trend will be continued growth in surgical procedures as a result of the aging of the population, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures.  Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before.  Sales of surgical products aggregate to approximately 90% of our total net revenues in 2012.  See “Products.”

•
Continued Pressure to Reduce Health Care Costs.  In response to rising health care costs, managed care companies and other third-party payers have placed pressures on health care providers to reduce costs.  As a result, health care providers have focused on the high cost areas such as surgery.  To reduce costs, health care providers use minimally invasive techniques, which generally reduce patient trauma, recovery time and ultimately the length of hospitalization.  Approximately 50% of our products are designed for use in minimally invasive surgical procedures.  See “Products.”  Health care providers are also increasingly purchasing single-use, disposable products, which reduce the costs associated with sterilizing surgical instruments and products following surgery.  The single-use nature of disposable products lowers the risk of incorrectly sterilized instruments spreading infection into the patient and increasing the cost of post-operative care.  Approximately 80% of our sales are derived from single-use disposable products.

In the United States, the pressure on health care providers to contain costs has caused many health care providers to enter into comprehensive purchasing contracts with fewer suppliers, which offer a broader array of products at lower prices.  In addition, many health care providers have aligned themselves with Group Purchasing Organizations (“GPOs”) or Integrated Health Networks (“IHNs”), whose stated purpose is to aggregate the purchasing volume of their members in order to negotiate competitive pricing with suppliers, including manufacturers of surgical products.  We believe that these trends will favor entities which offer a diverse product portfolio.  See “Business Strategy”.

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

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 275 employee sales representatives and 260 sales professionals employed by independent sales agent groups.  Our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell.   Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices.  Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets.  We directly service hospital customers located in these markets through an employee-based international sales force of approximately 190 sales representatives.  We also maintain distributor relationships domestically and in numerous countries worldwide.  See “Marketing.”

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

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.  These efforts are evidenced by recent product introductions, such as the Genesys PressFT™ Suture Anchor, Y-Knot™ All-suture Anchor, M-Class Blades, DetachaTip® III Endoscopic manual instruments, Hip Preservation System™ from access to repair, the Hall® Surgical Lithium Power Battery System and Altrus® Thermal Tissue Fusion System.

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

•
Active Participation In The Medical Community.  We believe that excellent working relationships with physicians and others in the medical industry enable us to gain an understanding of new therapeutic and diagnostic alternatives, trends and emerging opportunities.  Active participation allows us to quickly respond to the changing needs of physicians and patients. In addition, we are an active sponsor of medical education both in the United States and internationally, offering new and innovative surgical techniques as well as other medical education materials for use with our products.

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2010	2011	2012
Arthroscopy	40%	40%	43%
Powered Surgical Instruments	20	20	20
Electrosurgery	14	14	12
Endosurgery	9	10	10
Patient Care	10	9	8
Endoscopic Technologies	7	7	7
Total	100%	100%	100%
Net Sales (in thousands)	$713,723	$725,077	$767,140

Arthroscopy

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

Our arthroscopy products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants as well as related disposable products and fluid management systems.  We also offer a line of video Endoscopy products suitable for use in multi-specialty clinical environments beyond orthopedic arthroscopy, including laparoscopy, ENT, gynecology and urology.  It is our standard practice to place some of these products, such as shaver consoles and pumps, with certain customers at no charge in exchange for commitments to purchase disposable products over certain time periods.  This capital equipment is loaned and subject to return if certain minimum single-use purchases are not met. Single-use products include products such as shaver blades, burs and pump tubing.  We have benefited from the introduction of new arthroscopic products and technologies, such as bioabsorbable screws, ablators, “push-in” and “screw-in” suture anchors, and resection shavers.

As more fully described in Note 4 to the Consolidated Financial Statements, on January 3, 2012, we entered into a joint development and distribution agreement with the Muskuloskeletal Transplant Foundation (“MTF”) to obtain the exclusive worldwide rights to promote its allograft tissues in the field of sports medicine and extremity reconstruction.  Allograft is a tissue form derived from another human donor,  tested, processed and subsequently surgically implanted into the human body to repair a defect or injury.  Under the terms of this agreement, we are now the exclusive worldwide promoter of these allograft tissues, which includes the reconstruction and/or replacement of tendon, ligament, cartilage or menisci, along with the correction of deformities within the extremities.  Additionally, under the framework of this transaction with MTF, we acquired an exclusive worldwide license in the fields of sports medicine, extremities, and wound care to distribute an autologous platelet-enrichment system (Cascade®), which is used to concentrate a patient’s own platelets for the treatment of acute or chronic conditions at an injury site.

As more fully described in Note 16 to the Consolidated Financial Statements, on September 24, 2012, we acquired Viking Systems, Inc. a developer, manufacturer and marketer of visualization solutions for complex minimally invasive surgery.  Viking's most recent version of their proprietary visualization system is the Viking® 3DHD Vision System. The 3DHD Vision System is an advanced three dimensional, or 3D, vision system which employs a flat screen monitor and passive glasses. It is used by surgeons during complex minimally invasive surgical procedures, with applications in gynecologic, urologic, bariatric, thoracic and general surgery.

Arthroscopy
Product	Description	Brand Name
Sports Medicine Implants	Products including bioabsorbable and metal screws, pins and suture anchors for attaching soft tissue to bone in the knee, shoulder, wrist, and hip as well as meniscal repair.
BioScrew®
Bio-Anchor®
BioTwist®
UltraFix®
Revo®
Super Revo®
Bionx™
Meniscus Arrow™
SmartNail®
SmartPin®
The Wedge™
Bio Stinger®
Hornet®
ThRevo®
Duet™
Impact™
Bio Mini Revo®
XO Button®
Paladin®
Presto®
SRS™
PopLok®
CrossFT™
Y-Knot™

Knee Reconstructive Systems	Products used in cruciate reconstructive surgery; includes instrumentation, screws, pins and ligament harvesting and preparation devices.	Pinn-ACL® Grafix® Matryx® Bioscrew™ EndoPearl® XtraLok® Sequent™

Soft Tissue Repair Systems	Instrument systems designed to attach specific torn or damaged soft tissue to bone or other soft tissue in the knee, shoulder and wrist; includes instrumentation, guides, hooks and suture devices.	Spectrum® Inteq® Shuttle Relay™ Blitz® Hi-Fi® Suture Saver™ Spectrum® MVP Super Shuttle®

Ablators and Shaver Ablators	Electrosurgical ablators and resection ablators to resect and remove soft tissue and bone; used in knee, shoulder and small joint surgery.	Lightwave® Trident®

Fluid Management Systems	Disposable tubing sets, disposable and reusable inflow devices, pumps and suction/waste management systems for use in arthroscopic and general surgeries.	Apex® Quick-Flow® Quick-Connect® 87K™ 10K® 24K®

Arthroscopy
Product	Description	Brand Name

Video
Surgical video systems for endoscopic procedures; includes high definition (HD) and 3DHD, autoclavable three-chip camera heads as well as camera consoles, endoscopes, light sources, monitors, image capture devices and printers.
Quicklatch™ scopes Shock Flex™ prism mount TrueHD™ IM4000 HD camera system Viking® 3DHD

Arthroscopic Shaver Systems	Electrically powered shaver handpieces that accommodate a large variety of shaver blade disposables specific to clinical specialty and technological precision.	Advantage® Turbo™ Gator® Great White® Mako™ Merlin® Sterling® Ultracut® Zen® ReAct® Ergo™

Promotion rights to allograft tissue for sports medicine	We have exclusive promotional rights to Musculoskeletal Transplant Foundation's ("MTF") allograft tissue for sports medicine	Musculoskeletal Transplant Foundation

Platelet-Rich Plasma Therapy Products	Platelet-rich therapies which include platelet rich plasma, membrane and matrix applications.	Cascade® Autologous Platelet System

Other Instruments and Accessories	Forceps, graspers, punches, probes, sterilization cases and other general instruments for arthroscopic procedures.	Shutt® Concept® TractionTower® Clearflex™ SE™ Dry-Doc® Cannulae Hip Preservation System™

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

Our line of powered instruments is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries.  Large bone, neurosurgical, spinal and cardiothoracic powered instruments are sold primarily to hospitals while small bone arthroscopic, otolaryngological and oral/maxillofacial powered instruments are sold to hospitals, outpatient facilities and physicians’ offices.  Our CONMED Linvatec operating segment has devoted significant resources in the development of new technologies for battery, electric and pneumatic powertool platforms which may be easily adapted and modified for new procedures.

Our powered instruments product line includes the MPower® battery system. This full function orthopedic power system is specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the MPower® battery system allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy, and small bone procedures.  The system also provides a multitude of battery technologies to meet the varying needs of hospitals worldwide.

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

Also included in our portfolio of energy-based products is a technology using an argon beam for coagulation. CONMED ABC® products use argon gas and electrosurgical energy to allow the surgeon to produce a surface coagulation which results in less tissue damage.  The electrical energy travels through an ionized column of gas so that the energy is applied to bleeding tissue in a non-contact mode.  Clinicians have reported notable benefits of the ABC® products in certain procedures such as liver resection and trauma. In addition, certain handpieces allow the ABC® products to be used to dissect tissue through direct contact.

A new product in the electosurgery business is an energy based vessel sealing system, Altrus Thermal Tissue Fusion. This system is unique in that it applies heat directly to the tissue rather than sending RF energy through the tissue. The Altrus system uses direct thermal (heat) to both seal and transect vessels and tissue bundles containing vessels. Most other energy based vessel sealing systems use mechanical knives to transect tissue and have the potential to jam the instrument or to tear tissue as the blade dulls. Altrus avoids those pitfalls. Because Altrus doesn't pass energy through the tissue, the heaters can be coated with Teflon to avoid the most common problem in vessel sealing, tissue sticking to the jaws.

Surgical smoke evacuation products are an emerging segment within the electrosurgical market. These systems consist of a smoke evacuation unit which suctions surgical smoke from the operative site and filters the smoke plume. It is connected to the ESU and uses specific electrosurgical smoke evacuation pencils and other collective devices.  The use of electrosurgical pencils and lasers during a procedure may produce smoke and may affect the surgeon’s ability to see the operative site clearly in both open and laparoscopic procedures.

Electrosurgery
Product	Description	Brand Name
Pencils	Disposable and reusable surgical instruments designed to deliver high-frequency electrical energy to cut and/or coagulate tissue.	Hand-Trol® GoldLine™ GoldVac®

Ground Pads	Disposable ground pads which disperse electrosurgical energy and safely return it to the generator; available in adult, pediatric and infant sizes.	MacroLyte® ThermoGard® SureFit™

Active Electrodes
Surgical accessory electrodes that are inserted into electrosurgical pencils. These electrodes are available with and without the proprietary UltraClean™ coating which provides an easy to clean electrode surface during surgery.
UltraClean®

Generators	Monopolar and bipolar clinical energy sources for surgical procedures performed in a hospital, physician's office or clinical setting.	System 5000™ System 2450™ Hyfrecator® Sabre Genesis®

Argon Beam Coagulation Systems	Specialized electrosurgical generators, disposable hand pieces and ground pads for Argon Enhanced non-contact coagulation of tissues.	ABC® System 7550™ ABC® Flex Bend-A-Beam® ABC® Dissecting Electrodes™

Smoke Evacuation System	Dedicated unit and integrated hand pieces designed for the removal of surgical smoke in both open and laparoscopic procedures where electrosurgery is utilized.	GoldVac® ClearVac® AER DEFENSE®

Vessel Sealing System	A direct thermal based multi-functional surgical tool that seals, cuts, grasps and dissects vessels and tissue bundles.	Altrus®

Patient Care

Our patient care product line offering includes a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of suction instruments and tubing for use in the operating room, as well as a line of IV products for use in the critical care areas of the hospital.

Patient Care
Product	Description	Brand Name
ECG Monitoring	Line of disposable electrodes, monitoring cables, lead wire products and accessories designed to transmit ECG signals from the heart to an ECG monitor or recorder.	CONMED® Ultratrace® Cleartrace™

Surgical Suction Instruments and Tubing	Disposable surgical suction instruments and connecting tubing, including Yankauer, Poole, Frazier and Sigmoidoscopic instrumentation, for use by physicians in the majority of open surgical procedures.	CONMED®

Intravenous Therapy	Disposable IV drip rate gravity controller and disposable catheter stabilization dressing designed to hold and secure an IV needle or catheter for use in IV therapy.	VENI-GARD® MasterFlow™ Stat 2®

Defibrillator Pads and Accessories	Stimulation electrodes for use in emergency cardiac response and conduction studies of the heart.	PadPro® R2®

Pulse Oximetry	Used in critical care to continuously monitor a patient’s arterial blood oxygen saturation and pulse rate.	Dolphin®

Non-invasive blood pressure cuff	Used in critical care to measure blood pressure.	SoftCheck® (CAS Medical Systems, Inc.) UltraCheck® (CAS Medical Systems, Inc.)

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

Our Endosurgical products include the Reflex® and PermaClip™ clip appliers for vessel and duct ligation, Universal S/I™ (suction/irrigation) and Universal Plus™ laparoscopic instruments and specialized suction/irrigation electrosurgical instrument systems for use in laparoscopic surgery. We also offer cutting and dilating trocars, suction/irrigation accessories, laparoscopic scissors, dissectors and graspers, active electrodes, insufflation needles and linear cutters and staplers for use in laparoscopic surgery.  Our disposable skin staplers are used to close large skin incisions with surgical staples, thus eliminating the time consuming suturing process. CONMED Endosurgery also offers a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies and other gynecologic laparoscopic procedures.

Endosurgery
Product	Description	Brand Name
Trocars	Disposable and reposable devices used to puncture the abdominal wall providing access to the abdominal cavity for camera systems and instruments.	OnePort® TroGard Finesse® Reflex® Detach a Port™ CORE Entree®

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

Endoscopic Technologies
Product	Description	Brand Name
Pulmonary	Transbronchial Cytology and Histology Aspiration Needles, Disposable Biopsy Forceps, Cytology Brushes and Bronchoscope Cleaning Brushes	Wang® Blue Bullet® Precisor® Precisor BRONCHO® Precisor® EXL™ GARG™

Biopsy	Disposable biopsy forceps, Percutaneous Liver Biopsy instrument, Disposable Cytology Brushes	Precisor® OptiBite® Monopty® (C.R. Bard, Inc.)

Polypectomy	Disposable Polypectomy Snares, Retrieval Nets, Polyp Traps	Singular® Optimizer® Spider-Net® Orbit-Snare®

Biliary
Triple Lumen Stone Removal Balloons, Advanced Cannulation Triple Lumen Papillotomes, High Performance Biliary Guidewires, Cannulas, Biliary Balloon Dilators, Plastic and Self Expanding Metal Endoscopic Biliary Stents (SEMS)
Apollo® Apollo 3® Apollo 3AC® FXWire® XWire® Director® Duraglide™ Duraglide 3™ Flexxus® ProForma® HYDRODUCT® Viabil® (W. L. Gore & Associates, Inc.)

Dilation	Multi-Stage Balloon Dilators, American Dilation System	Eliminator®

Hemostasis	Endoscopic Injection Needles, Endoscopic and Multi-Band Ligators, Sclerotherapy Needle, Bipolar Hemostasis Probes	SureShot® Stiegmann-Goff™ Bandito™ Flexitip™ BICAP® BICAP SUPERCONDUCTOR® Click-Tip™ Beamer® Beamer® Mate Beamer® Plus

Endoscopic Ultrasound	Fine Needle Aspiration	Vizeon® Clearview™

Enteral Feeding	Initial Percutaneous Endoscopic Gastrostomy (PEG) systems, Replacement Tri-Funnel G-Tube	EnTake™

Accessories	Disposable Bite Blocks, Cleaning Brushes, Biopsy Caps, Biopsy Valves	Scope Saver® Channel Master™ Blue Bullet® Whistle® ClearGuard™

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2010, 2011 and 2012.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IHNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of the following:

•	40 employee sales representatives and 260 sales representatives working for independent sales agent groups selling arthroscopy and powered surgical instrument products;

•	40 employee sales representatives promoting Musculoskeletal Transplant Foundation's ("MTF") allograft tissue for sports medicine;

•	60 employee sales representatives selling electrosurgery products;

•	45 employee sales representatives selling endosurgery products;

•	50 employee sales representatives selling patient care products;

•	40 employee sales representatives selling endoscopic technologies products.

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

Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 35% of our total net sales in 2012.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

All of our products are classified as medical devices subject to regulation by numerous agencies and legislative bodies, including the United States Food and Drug Administration (“FDA”) and comparable foreign counterparts.  The FDA’s Quality System Regulations set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for on-site inspections of our facilities by the FDA.  In many of the foreign countries in which we manufacture and distribute our products we are subject to regulatory requirements affecting, among other things, product performance standards, packaging requirements, labeling requirements, import laws and onsite inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Regulatory requirements affecting the Company vary from country to country.  The timeframes and costs for regulatory submission and approval from foreign agencies or legislative bodies may vary from those required by the FDA.  Certain requirements for approval from foreign agencies or legislative bodies may also differ from those of the FDA.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $3.3 million, $2.9 million and $2.5 million in 2010, 2011, and 2012, respectively.

Amounts expended for Company research and development was approximately $29.7 million, $28.7 million and $28.2 million during 2010, 2011, and 2012, respectively.

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

The following chart identifies our principal competitors in each of our key business areas:

Business Area	Competitor
Arthroscopy	Smith & Nephew, plc Arthrex, Inc. Stryker Corporation ArthroCare Corporation Johnson & Johnson: DePuy Mitek, Inc. Biomet, Inc.

Powered Surgical Instruments	Stryker Corporation Medtronic, Inc. Midas Rex and Xomed divisions Synvasive Technology, Inc. Synthes, Inc. MicroAire Surgical Instruments, LLC Zimmer Holdings, Inc.

Electrosurgery	Covidien Ltd.; Valleylab Medline Industries, Inc. ERBE Elektromedizin GmbH Megadyne

Patient Care	Covidien Ltd.: Kendall 3M Company

Endosurgery	Johnson & Johnson: Ethicon Endo-Surgery, Inc. Covidien Ltd.; U.S.Surgical Applied Medical Resources Corporation

Endoscopic Technologies	Boston Scientific Corporation – Endoscopy Wilson-Cook Medical, Inc. Olympus America, Inc. STERIS Corporation - U.S. Endoscopy

Factors which affect our competitive posture include product design, customer acceptance, service and delivery capabilities, pricing and product development/improvement.  In the future, other alternatives such as new medical procedures or pharmaceuticals may become interchangeable alternatives to our products.

Government Regulation and Quality Systems

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  Authorization to commercially market our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification.  This process requires us to demonstrate that our new products or significantly modified products are substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval.  We must continually meet certain FDA requirements to market our products in the United States. (Our products are classified as Class I, IIa, IIb and III in the European Union (EU) and subject to regulation by the Medical Device Directive.).    Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product’s marketing or notification from the FDA to halt the distribution of certain medical devices.

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

Employees

As of December 31, 2012, we had approximately 3,600 full-time employees, including approximately 2,100 in operations, 120 in research and development, and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

Item 1A.  Risk Factors

An investment in our securities, including our common stock, involves a high degree of risk.  Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See “Forward Looking Statements”.

Our financial performance is dependent on conditions in the healthcare industry and the broader economy.

The results of our business are directly tied to the economic conditions in the health care industry and the broader economy as a whole.  Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011, and 2012 and are cautiously optimistic that the domestic economic environment is improving, conditions in Europe and elsewhere may present significant business challenges for the Company, and there can be no assurance that improvement in the overall economic environment will be sustained. Approximately 20% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales.  Approximately 50% of our total 2012 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 35% of our total net sales in 2012.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010. Effective January 1, 2013, as part of this legislation, a 2.3% excise tax is imposed upon sales within the U.S. of certain medical device products. We anticipate that this excise tax will result in an additional expense of approximately 0.8% to 1.0% of total global sales.  If we are unable to raise prices or otherwise pass through this tax to our customers, this enacted excise tax on medical devices could materially and adversely affect our results of operations and cash flows.  Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way health care is developed and delivered, and may adversely affect our business and results of operations. Alternatively, this legislation purports to increase the size of the market for our products, potentially offsetting other negative impacts of the legislation. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our results of operations and cash flows.

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

The market for our products is highly competitive and our customers have numerous alternatives of supply.  Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others.  In addition, several of our competitors are large, technically competent firms with substantial assets.  Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues.  See “Competition” for a further discussion of these competitive forces.

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

Cost reduction efforts in the healthcare industry could put pressures on our prices and margins.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs.  Such efforts include national healthcare reform, trends towards managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by GPOs and IHNs.  Demand and prices for our products may be adversely affected by such trends.

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

As of December 31, 2012, we had $161.9 million of debt outstanding, representing 21% of total capitalization.  On January 17, 2013, we entered into an amended and restated credit agreement which expands the line of credit to $350.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 17 to our Consolidated Financial Statements.

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

As described in Note 4 to the Consolidated Financial Statements, on January 3, 2012, we entered into an agreement with Muskuloskeletal Transplant Foundation ("MTF") to obtain MTF's worldwide promotional rights with respect to allograft tissues within the field of sports medicine. The supply of human tissue is dependent on donors and MTF has numerous relationships with donor groups. Likewise, the supply of tissues available for use as allografts depends on the continued successful processing of donated tissues by MTF at its processing facilities. We cannot be certain, however, that the supply of human tissue will continue to be available at current levels or will be of sufficiently high standards to meet the high processing standards maintained for such tissues by MTF, or in volumes sufficient to meet our customers' needs, or that MTF will be able to continue to process tissues to its high standards in volumes sufficient to keep pace with demand. We expect that the Company's share of revenue streams related to MTF's sports medicine allograft product line would decline in proportion to any decline or disruption in the supply of processed tissues.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2013 through 2030 and have additional patent applications pending.  See “Research and Development” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Although we maintain insurance coverage for physical damage to our property and the resultant losses that could occur during a business interruption, we are required to pay deductibles and our insurance coverage is limited to certain caps.  For example, our deductible for windstorm damage to our Florida property amounts to 2% of any loss.

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Centennial, CO	87,500	Own	—
Tampere, Finland	5,662	Own	—
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2015
Mississauga, Canada	22,378	Lease	December 2013
Westborough, MA	18,210	Lease	September 2015
Frenchs Forest, Australia	16,909	Lease	July 2015
Tampere, Finland	15,855	Lease	Open Ended
Seoul, Korea	15,554	Lease	January 2014
Anaheim, CA	14,037	Lease	September 2015
Frankfurt, Germany	13,606	Lease	March 2023
Milan, Italy	13,024	Lease	March 2017
Swindon, Wiltshire, UK	8,562	Lease	December 2015
Askim, Sweden	8,353	Lease	May 2016
Rungis Cedex, France	7,406	Lease	December 2016
Montreal, Canada	7,232	Lease	March 2016
Copenhagen, Denmark	5,899	Lease	April 2014
Shepshed, Leicestershire, UK	5,770	Lease	October 2015
Barcelona, Spain	5,382	Lease	December 2013
New York, NY	3,473	Lease	September 2022
Beijing, China	3,456	Lease	June 2014
Warsaw, Poland	3,222	Lease	February 2018
Espoo, Finland	3,078	Lease	Open Ended
San Mateo, CA	3,068	Lease	December 2013
Shanghai, China	2,269	Lease	February 2015
Edison, NJ	2,000	Lease	December 2014
Innsbruck, Austria	1,820	Lease	June 2020

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

In September 2012, Bonutti Skeletal Innovations, LLC filed a complaint in the United States District Court for the Middle District of Florida against CONMED and CONMED Linvatec. The Complaint asserts that certain CONMED Linvatec products infringe patents allegedly owned by Bonutti Skeletal Innovations. On the same day that it sued CONMED, Bonutti Skeletal Innovations sued several other orthopedic companies. CONMED and CONMED Linvatec believe that the products in question do not infringe the patents-in-suit, and CONMED and CONMED Linvatec intend to vigorously defend the claims. A range of potential losses cannot be estimated at this time.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol “CNMD”. At January 31, 2013, there were 791 registered holders of our common stock and approximately 5,426 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2011 and 2012, as reported by the Nasdaq Stock Market.

	2011
Period	High	Low
First Quarter	$27.47	$25.33
Second Quarter	29.00	25.99
Third Quarter	29.38	20.81
Fourth Quarter	27.83	24.19

	2012
Period	High	Low
First Quarter	$30.47	$26.00
Second Quarter	30.42	26.03
Third Quarter	29.25	25.85
Fourth Quarter	29.33	25.71

Our Board of Directors has authorized a share repurchase program as noted below; also see Note 7 to the Consolidated Financial Statements. The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Program[2]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

October 1, 2012 to
October 31, 2012	30,297	$27.22	30,297	$107,956,000

November 1, 2012 to
November 30, 2012	114,104	$27.15	114,104	104,858,000

December 1, 2012 to
December 31, 2012	—	$—	—	104,858,000

Total	144,401		144,401

1Average price paid per share includes cash paid for commissions.

2Our Board of Directors authorized a $200.0 million share repurchase program. There is no expiration date governing the period over which the Company can make its share repurchases under the share repurchase program.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. The initial quarterly dividend of $4.3 million was paid on April 5, 2012 to shareholders of record as of March 15, 2012. The second quarter dividend for 2012 of $4.3 million was paid on July 6, 2012 to shareholders of record as of June 15, 2012. The third quarter dividend for 2012 of $4.3 million was paid on October 5, 2012 to shareholders of record as of September 14, 2012. The fourth quarter dividend for 2012 was paid on January 7, 2013 to shareholders of record as of December 17, 2012. The total dividend payable at December 31, 2012 was $4.3 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,289,951	$25.35	1,424,766
Equity compensation plans not approved by security holders	—	—	—
Total	2,289,951	$25.35	1,424,766

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

Item 6.     Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (AS ADJUSTED) (1)

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)

Statements of Operations Data (2):
Net sales	$742,183	$694,739	$713,723	$725,077	$767,140
Cost of sales (3)	359,802	357,407	348,339	350,143	361,297
Gross profit	382,381	337,332	365,384	374,934	405,843
Selling and administrative	272,437	266,310	276,463	276,615	302,469
Research and development	33,108	31,837	29,652	28,651	28,214
Impairment of goodwill (4)	—	—	—	60,302	—
Other expense (5)	1,577	10,916	2,176	1,092	9,950
Income from operations	75,259	28,269	57,093	8,274	65,210
Gain (loss) on early extinguishment of debt (6)	1,947	1,083	(79)	—	—
Amortization of debt discount	4,823	4,111	4,244	3,903	—
Interest expense	10,372	7,086	7,113	6,676	5,730
Income (loss) before income taxes	62,011	18,155	45,657	(2,305)	59,480
Provision (benefit) for income taxes	22,022	6,018	15,311	(3,057)	18,999
Net income	$39,989	$12,137	$30,346	$752	$40,481

Per Share Data
Basic earnings per share	$1.39	$.42	$1.06	$.03	$1.43

Diluted earnings per share	$1.37	$.42	$1.05	$.03	$1.41

Dividends per share of common stock	$—	$—	$—	$—	$.60

Weighted Average Number of Common Shares In Calculating:
Basic earnings per share	28,796	29,074	28,715	28,246	28,301
Diluted earnings per share	29,227	29,142	28,911	28,633	28,653

Other Financial Data:
Depreciation and amortization	$37,159	$41,283	$41,807	$42,687	$46,616
Capital expenditures	35,879	21,444	14,732	17,552	21,532

Balance Sheet Data (at period end):
Cash and cash equivalents	$11,811	$10,098	$12,417	$26,048	$23,720
Total assets	931,661	958,413	985,773	935,594	1,084,462
Long-term obligations	316,532	302,791	219,344	231,339	354,956
Total shareholders’ equity	540,215	576,515	586,563	573,071	606,998

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

(3)
Includes acquisition and acquisition-transition related charges of $1.0 million in 2008.  Also in 2009, 2010, 2011 and 2012, charges related to the restructuring of certain of our operations of $11.9 million, $2.4 million, $3.5 million and $7.1 million, respectively; in 2010 charges of $2.5 million related to the termination of a product offering in our CONMED Linvatec operating segment.  See additional discussion in Note 15 to the Consolidated Financial Statements.

(4)	During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the Patient Care business unit. Refer to Note 4 to the Consolidated Financial Statements for further details.

(5)	Other expense includes the following:

	2008	2009	2010	2011	2012

New plant/facility consolidation	$1,577	$2,726	$—	$—	$—
Net pension gain	—	(1,882)	—	—	—
Product recall	—	5,992	—	—	—
Administrative consolidation costs	—	4,080	2,176	792	6,497
Costs associated with purchase of a distributor	—	—	—	300	704
Costs associated with legal arbitration	—	—	—	—	1,555
Costs associated with purchase of a business	—	—	—	—	1,194
Other expense	$1,577	$10,916	$2,176	$1,092	$9,950

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

Overview of CONMED Corporation

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.  These product lines and the percentage of consolidated revenues associated with each, are as follows:

	2010	2011	2012
Arthroscopy	40%	40%	43%
Powered Surgical Instruments	20	20	20
Electrosurgery	14	14	12
Endosurgery	9	10	10
Patient Care	10	9	8
Endoscopic Technologies	7	7	7
Consolidated Net Sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 48%, 50% and 50% in 2010, 2011 and 2012, respectively.

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

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.   Our reputation as an innovator is exemplified by recent new product introductions such as the Genesys PressFT™ biocomposite Suture Anchor, a bioabsorbable anchor for use in arthroscopic stabilization procedures of the shoulder and labral repair of the hip; Y-Knot™ All-suture Anchor, a suture anchor implant comprised entirely of high strength suture for instability repair procedures in the shoulder and hip as well as for small joint repairs in the extremities; M-Class Blades, our new line of large bone blades that are engineered with beveled center teeth, course middle teeth and fine outer teeth that work together to provide optimal blade control and a more even cut; DetachaTip® III with a new composite shaft and internal ratcheting mechanism provides a more ergonomic, more reliable, safer alternative for Endoscopic manual instruments. Hip Preservation System™, from access to repair, the system is committed to optimizing patient outcomes by providing a comprehensive solution of joint preserving instrumentation and techniques; the Hall® Surgical Lithium Power Battery System offers lithium-ion battery technology which will provide greater power and longevity during surgery when compared to present batteries and the Altrus® Thermal Tissue Fusion System which utilizes thermal energy to seal, cut, grasp, and dissect vessels up to 7mm in size utilizing a closed feedback loop between the energy source and the single-use handpiece to precisely control the desired effect on tissue.

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011 and 2012 and are cautiously optimistic that the domestic economic environment is improving, conditions in Europe and elsewhere may present significant business challenges for the Company. While there can be no assurance that improvement in the overall economic environment will be sustained, we will continue to monitor and manage the impact of the overall economic environment on the Company.

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

•
Service revenues earned by the Company related to the sale of sports medicine allograft tissue are recorded in accordance with the contractual terms of our agreement with Musculoskeletal Transplant Foundation ("MTF"). These revenues are recorded net of amortization of the acquired assets.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $12.1 million, $13.0 million and $12.8 million for 2010, 2011 and 2012, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2012 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $256.8 million and other intangible assets of $190.8 million as of December 31, 2012.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  During 2012, we completed our goodwill impairment testing with data as of October 1, 2012. We adopted the Step 0 qualitative impairment test in accordance with ASC 350 whereby we assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our last goodwill impairment testing, performed as of October 1, 2011, under the Step 1 method for our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec reporting units, utilized CONMED Corporation’s EBITDA multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 42% to 107%. Based upon our qualitative assessment, we believe the fair value of these reporting units continue to exceed carrying values by a substantial margin.

During 2011, we estimated the fair value of the CONMED Patient Care reporting unit utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our CONMED Patient Care reporting unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the reporting unit's goodwill to its implied fair value.

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

For all other indefinite lived intangible assets, we perform a Step 0 qualitative impairment test in accordance with ASC 350. Based upon this assessment, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

See Note 4 to the Consolidated Financial Statements for further discussion of goodwill and other intangible assets.

Pension Plan

We sponsor a defined benefit pension plan covering substantially all our United States based employees.   The pension plan was frozen during the first quarter of 2009. Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality.  Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date.  A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match precisely the projected benefit payment stream of the plan. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  The rates used in determining 2012 and 2013 pension expense are 4.30% and 3.90%, respectively.

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

Pension expense in 2013 is expected to be $1.0 million compared to expense of $2.0 million in 2012.  In addition, we expect to contribute approximately $7.5 million to the pension plan for the 2013 plan year.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $34.9 million at December 31, 2012.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2011. Tax years subsequent to 2011 are subject to future examination.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The legislation was not enacted or substantively enacted (as defined for accounting purposes) until January of 2013, meaning that the appropriate accounting period for this change in law is 2013. Tax benefits relating to 2012 of approximately $0.8 million resulting from renewed business tax provisions retroactive to January 1, 2012 are not recorded as a benefit in 2012, but will be recorded as a discrete tax item in the first quarter of 2013.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Year Ended December 31,
	2010	2011	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.8	48.3	47.1
Gross margin	51.2	51.7	52.9
Selling and administrative expense	38.7	38.1	39.4
Research and development expense	4.2	4.0	3.7
Impairment of goodwill	—	8.3	—
Other expense	0.3	0.2	1.3
Income from operations	8.0	1.1	8.5
Loss on early extinguishment of debt	—	—	—
Amortization of debt discount	0.6	0.5	—
Interest expense	1.0	0.9	0.7
Income (loss) before income taxes	6.4	(0.3)	7.8
Provision (benefit) for income taxes	2.1	(0.4)	2.5
Net income	4.3%	0.1%	5.3%

2012 Compared to 2011

Sales for 2012 were $767.1 million, an increase of $42.0 million (5.8%) compared to sales of $725.1 million in 2011 with the increases occurring in all product lines except Patient Care and Electrosurgery.  The distribution agreement with Musculoskeletal Transplant Foundation (“MTF”) accounted for a 3.9% annual sales increase. In local currency, excluding the effects of the hedging program, sales increased 5.7%.  Sales of capital equipment decreased $6.3 million (-3.9%) to $153.6 million in 2012 from $159.9 million in 2011; sales of single-use and reposable products increased $48.3 million (8.5%) to $613.5 million in 2012 from $565.2 million in 2011.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 3.8% while single-use and reposable products increased 8.4%. We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to depressed economic conditions.

Cost of sales increased to $361.3 million in 2012 as compared to $350.1 million in 2011.  Gross profit margins increased 1.2 percentage points to 52.9% in 2012 as compared to 51.7% in 2011.  The increase in gross profit margins of 1.2 percentage points is primarily a result of the distribution agreement we entered into during 2012 with MTF as further described in Note 4 to the Consolidated Financial Statements (1.5 percentage points) and product mix offset by the impact of unfavorable foreign exchange rates on sales and higher restructuring charges than the same period a year ago.

Selling and administrative expense increased to $302.5 million in 2012 compared to $276.6 million in 2011. Selling and administrative expense as a percentage of net sales increased to 39.4% in 2012 from 38.1% in 2011.  This increase of 1.3 percentage points is primarily attributable to higher selling expenses mainly related to our MTF distribution agreement and acquisition of our former distributor for the Nordic region of Europe.

Research and development expense was $28.2 million in 2012 compared to $28.7 million in 2011.  As a percentage of net sales, research and development expense decreased to 3.7% in 2012 compared to 4.0% in 2011. The decrease of 0.3 percentage points is mainly a result of relatively flat spending on increased sales in 2012.

During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the CONMED Patient Care operating unit. Refer to Note 4 to the Consolidated Financial Statements for further details.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2012 consisted of a $6.5 million charge related to administrative consolidation expenses in our CONMED Linvatec operating segment, a charge of $0.7 million related to the purchase of the Company's former distributor for the Nordic region of Europe, $1.6 million in costs associated with a contractual dispute with a former distributor and $1.2 million in costs associated with the purchase of Viking Systems, Inc..  Other expense in 2011 consisted of  a $0.8 million charge related to the consolidation of certain of our administrative functions in our Utica, NY facility and a $0.3 million charge related to the purchase of the Company's former distributor for the Nordic region of Europe.

Amortization of debt discount was $3.9 million in 2011. The debt discount on the Notes was amortized through November 2011.

Interest expense was $5.7 million in 2012 compared to $6.7 million in 2011.  The decrease in interest expense is due to lower weighted average interests rates on higher weighted average borrowings outstanding in 2012 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 3.03% in 2012 as compared to 3.66% in 2011.

A provision for income taxes was recorded at an effective rate of 31.9% in 2012 and -132.6% in 2011 as compared to the Federal statutory rate of 35.0%. Income tax expense recorded in 2012 was higher than recorded in the same period a year ago as a result of increased pre-tax earnings, offset by higher earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and tax benefits recorded in 2012 as a result of determinations received from multiple taxing authorities.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

2011 Compared to 2010

Sales for 2011 were $725.1 million, an increase of $11.4 million (1.6%) compared to sales of $713.7 million in 2010 with the increases occurring in all product lines except Patient Care. In local currency, excluding the effects of the hedging program, sales increased 0.7%. Sales of capital equipment decreased $5.3 million (-3.2%) to $159.9 million in 2011 from $165.2 million in 2010; sales of single-use and reposable products increased $16.7 million (3.0%) to $565.2 million in 2011 from $548.5 million in 2010. In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 3.9% while single-use and reposable products increased 2.1%. We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to depressed economic conditions.

Cost of sales increased to $350.1 million in 2011 as compared to $348.3 million in 2010. Gross profit margins increased 0.5 percentage points to 51.7% in 2011 as compared to 51.2% in 2010. The increase in gross profit margins of 0.5 percentage points results from the impact of favorable foreign currency exchange rates on sales and product mix.

Selling and administrative expense remained relatively flat at $276.6 million in 2011 compared to $276.5 million in 2010. Foreign currency exchange rates (when compared to the foreign currency exchange rates in the same period a year ago) increased expense approximately $5.3 million. Selling and administrative expense as a percentage of net sales decreased to 38.1% in 2011 from 38.7% in 2010. This decrease of 0.6 percentage points is primarily attributable to the consolidation of administrative functions during 2010 and the first quarter of 2011 which more than offset the impact of unfavorable foreign currency exchange rates on expenses.

Research and development expense was $28.7 million in 2011 compared to $29.7 million in 2010. As a percentage of net sales, research and development expense decreased to 4.0% in 2011 compared to 4.2% in 2010. The decrease of 0.2 percentage points is mainly driven by decreased spending on our CONMED Linvatec products.

During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the CONMED Patient Care operating unit. Refer to Note 4 to the Consolidated Financial Statements for further details.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2011 consisted of a $0.8 million charge related to the consolidation of administrative functions in our Utica, NY facility, and a charge of $0.3 million related to the purchase of the Company's former distributor for the Nordic region of Europe.  Other expense in 2010 consisted of  a $1.5 million charge related to the consolidation of administrative functions in our CONMED Linvatec operating segment and a $0.7 million charge related to a lease impairment on our Chelmsford, Massachusetts facility.

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

Interest expense was $6.7 million in 2011 compared to $7.1 million in 2010. Interest expense decreased due to lower weighted average borrowings outstanding in 2011 as compared to the same period a year ago offset by higher weighted average interest rates. The weighted average interest rates on our borrowings (inclusive of the finance charge on our accounts receivable sale facility) increased to 3.66% in 2011 as compared to 3.18% in 2010.

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

Operating Segment Results:

Segment information is prepared on the same basis that we review financial information for operational decision-making purposes.  We conduct our business through five principal operating segments: CONMED Endoscopic Technologies, CONMED Endosurgery, CONMED Electrosurgery, CONMED Linvatec and CONMED Patient Care.  Based upon the aggregation criteria for segment reporting, we have grouped our CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec operating segments into a single reportable segment.  The economic characteristics of CONMED Patient Care and CONMED Endoscopic Technologies do not meet the criteria for aggregation due to the lower overall operating income (loss) of these segments.

The following tables summarize the Company’s results of operations by reportable segment for 2010, 2011 and 2012:

CONMED Endosurgery, CONMED Electrosurgery and CONMED Linvatec

	2010	2011	2012
Net sales	$596,923	$610,075	$650,273
Income from operations	77,271	89,093	81,848
Operating margin	12.9%	14.6%	12.6%

Product offerings include a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic procedures, electrosurgical generators and related surgical instruments, arthroscopic instrumentation for use in orthopedic surgery and small bone, large bone and specialty powered surgical instruments.

•
Arthroscopy sales increased $40.6 million (14.0%) in 2012 to $330.5 million from $289.9 million in 2011 mainly due to the distribution agreement with MTF and increased sales of procedure specific products.  In local currency, excluding the effects of the hedging program, sales increased 14.0%.  Sales of capital equipment increased $0.1 million (0.2%) to $63.1 million in 2012 from $63.0 million in 2011; sales of single-use products increased $40.5 million (17.8%) to $267.4 million in 2012 from $226.9 million in 2011.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 0.8% and single-use products increased 17.7%.  Arthroscopy sales increased $1.5 million (0.5%) in 2011 to $289.9 million from $288.4 million in 2010 due to higher procedure specific product sales offset by lower sales of our video imaging products for arthroscopy and general surgery. In local currency, excluding the effects of the hedging program, sales decreased 0.7%. Sales of capital equipment decreased $12.2 million (-16.2%) to $63.0 million in 2011 from $75.2 million in 2010; sales of single-use products increased $13.7 million (6.4%) to $226.9 million in 2011 from $213.2 million in 2010. In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 17.0% while single-use products increased 5.1%.

•
Powered surgical instrument sales increased $2.1 million (1.4%) in 2012 to $150.0 million from $147.9 million in 2011 mainly driven by increases in our large bone burs and blades and small bone handpiece products.  In local currency, excluding the effects of the hedging program, sales increased 1.3%.  Sales of capital equipment decreased $1.8 million (-2.6%) to $67.6 million in 2012 from $69.4 million in 2011; sales of single-use products increased $3.9 million (5.0%) in 2012 to $82.4 million compared to $78.5 million in 2011.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 2.7% while single-use products increased 4.9%.  Powered surgical instrument sales increased $5.6 million (3.9%) in 2011 to $147.9 million from $142.3 million in 2010 mainly driven by increases in our large bone handpiece products.  In local currency, excluding the effects of the hedging program sales increased 2.6%.  Sales of capital equipment increased $5.0 million (7.8%) to $69.4 million in 2011 from $64.4 million in 2010; sales of single-use products increased $0.6 million (0.8%) in 2011 to $78.5 million compared to $77.9 million in 2010.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 6.9% while single-use products decreased 0.9%.

•
Electrosurgery sales decreased $2.9 million (-2.9%) in 2012 to $95.7 million from $98.6 million in 2011 mainly due to lower generator sales offset by sales of our new vessel sealing products and increased sales of our smoke management products.  In local currency, excluding the effects of the hedging program sales decreased 3.0%.  Sales of capital equipment decreased $4.6 million (-16.7%) to $22.9 million in 2012 from $27.5 million in 2011; sales of single-use products increased $1.7 million (2.4%) to $72.8 million in 2012 from $71.1 million in 2011.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 17.0% while single-use products increased 2.4%.  Electrosurgery sales increased $1.4 million (1.4%) in 2011 to $98.6 million from $97.2 million in 2010 mainly due to higher generator sales and our new smoke evacuation accessories. In local currency, excluding the effects of the hedging program sales increased 1.0%.  Sales of capital equipment increased $1.9 million (7.4%) to $27.5 million in 2011 from $25.6 million in 2010; sales of single-use products decreased $0.5 million (-0.7%) to $71.1 million in 2011 from $71.6 million in 2010.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 7.5% while single-use products decreased 1.3%.

•
Endosurgery sales remained relatively flat with a $0.3 million (0.4%) increase in 2012 to $74.0 million from $73.7 million in 2011.  In local currency, excluding the effects of the hedging program sales increased 0.1%. Endosurgery sales increased $4.7 million (6.8%) in 2011 to $73.7 million from $69.0 million in 2010 mainly due to increased unit volumes of single-use products.  In local currency, excluding the effects of the hedging program, sales increased 6.4%.

•
Operating margins as a percentage of net sales decreased 2.0 percentage points to 12.6% in 2012 compared to 14.6% in 2011.  The decrease in operating margins is principally a result of administrative consolidation expenses in our CONMED Linvatec operating segment, costs associated with the acquisition of our former distributor for the Nordic region of Europe, costs associated with a contractual dispute with a former distributor, higher selling expenses and costs associated with the purchase of Viking Systems, Inc. (3.0 percentage points). These increases are offset by higher gross margins mainly due to the distribution agreement with MTF (1.0 percentage points).

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

CONMED Linvatec products (0.3 percentage points) and lower overall selling and administrative expenses (0.4 percentage points).

CONMED Patient Care

	2010	2011	2012
Net sales	$68,283	$65,651	$63,697
Income (loss) from operations	(38)	(62,878)	(2,210)
Operating margin	(0.1)%	(95.8)%	(3.5)%

Product offerings include a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of suction instruments & tubing for use in the operating room, as well as a line of IV products.

•
Patient Care sales decreased $2.0 million (-3.0%) in 2012 to $63.7 million compared to $65.7 million in 2011 principally due to decreased sales of ECG electrodes.  In local currency, excluding the effects of the hedging program, sales decreased 3.0%.  Patient Care sales decreased $2.6 million (-3.8%) in 2011 to $65.7 million compared to $68.3 million in 2010 principally due to decreased sales of ECG electrodes and IV devices.  In local currency, excluding the effects of the hedging program, sales decreased 4.1%.

•
Operating margins as a percentage of net sales increased 92.3 percentage points to -3.5% in 2012 compared to -95.8% in 2011. The increase in operating margins is primarily driven by the prior year including a $60.3 million charge for the impairment of goodwill (91.9 percentage points) and $0.6 million in administrative restructuring charges (0.9 percentage points), and lower research and development spending (1.4 percentage points) offset by decreases in gross margins mainly due to lower sales volumes (1.1 percentage points) and higher selling expenses (0.8 percentage points).

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

CONMED Endoscopic Technologies

	2010	2011	2012
Net sales	$48,517	$49,351	$53,170
Income (loss) from operations	(1,315)	273	2,738
Operating margin	(2.7)%	0.6%	5.1%

Product offerings include a comprehensive line of minimally invasive endoscopic diagnostic and therapeutic instruments used in procedures which require examination of the digestive tract.

•	Endoscopic Technologies sales increased $3.9 million (7.9%) in 2012 to $53.2 million from $49.3 million in 2011 due to higher sales across most product lines. In local currency, excluding the effects of the hedging program, sales increased 7.5%. Endoscopic Technologies sales increased $0.8 million (1.6%) in 2011 to $49.3 million from $48.5 million in 2010 principally due to higher biliary and polypectomy sales.  In local currency, excluding the effects of the hedging program, sales increased 1.2%.

•
Operating margins as a percentage of net sales increased 4.5 percentage points to 5.1% in 2012 from 0.6% in 2011.  The increase in operating margins of 4.5 percentage points in 2012 is primarily due to higher gross margins (1.1 percentage points), the prior year including $0.2 million in administrative restructuring charges (0.4 percentage points) and lower overall selling and administrative expenses as a percentage of sales during 2012 (3.0 percentage points).

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
We had total cash on hand at December 31, 2012 of $23.7 million, of which approximately $19.6 million was held by our foreign subsidiaries outside the United States. During the fourth quarter of 2011, we repatriated $16.2 million of foreign earnings to the United States. We do not intend to repatriate additional funds held outside of the United States in the future. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts.

Operating cash flows

Our net working capital position was $223.7 million at December 31, 2012.  Net cash provided by operating activities was $38.2 million in 2010, $103.0 million in 2011 and $95.2 million in 2012 generated on net income of $30.3 million in 2010, $0.8 million in 2011 and $40.5 million in 2012.

The decrease in cash provided by operating activities in 2012 as compared to 2011 is primarily the result of $6.5 million in contributions made to our pension plan in the first quarter of 2012 and the use of several tax attributes during 2011 resulting in higher payments on income taxes during 2012 offset by improved inventory management resulting in less use of cash.

Investing cash flows

Net cash used in investing activities during 2012, consisted primarily of a $64.1 million payment associated with the distribution and development agreement with MTF, a payment of $22.1 million related to the acquisition of Viking Systems, Inc. ("Viking acquisition") and capital expenditures.  See Note 16 to the Consolidated Financial Statements for further discussion of the Viking acquisition. Capital expenditures were $14.7 million, $17.6 million and $21.5 million in 2010, 2011 and 2012, respectively.  Capital expenditures are expected to approximate $20.0 million in 2013.

Financing cash flows

Net cash used in financing activities during 2012 consisted of the following:  $10.2 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan (See Note 7 to the Consolidated Financial Statements), $73.0 million in borrowings on our revolving credit facility under our senior credit agreement, $3.9 million in repurchases of treasury stock, $53.6 million in repayments of term borrowings under our senior credit agreement, $12.9 million in dividend payments related to our common stock, and $1.0 million in repayments on our mortgage notes.

Our senior credit agreement at December 31, 2012 consisted of a $250.0 million revolving credit facility.  There were $153.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2012.  Our available borrowings on the revolving credit facility at December 31, 2012 were $87.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit.  As noted in Note 4 to the Consolidated Financial Statements, we entered into a distribution and development agreement with MTF on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund the up front payment of $63.0 million. We expect to fund the remaining $84.0 million in contingent payments, including the $34.0 million paid on January 3, 2013, through cash on hand and available borrowings under our revolving credit facility as these payments come due over the next four years.

Borrowings outstanding on the revolving credit facility were due and payable on November 30, 2015.   Interest rates on the revolving credit facility portion of the senior credit agreement were at LIBOR plus 1.75% (2.22% at December 31, 2012) or an alternative base rate.  For those borrowings where the Company elected to use the alternative base rate, the base rate would have been the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus a margin of 1.00% for borrowings under the revolving credit facility.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus 0.50%.

The senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2012. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $8.6 million at December 31, 2012.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

On November 15, 2011 holders of the 2.50% convertible senior subordinated notes due 2024 (“the Notes”) put to us and we were required to repurchase $111.8 million of the Notes at par; $0.2 million remains outstanding at December 31, 2012. We used cash on hand and borrowings under our revolving credit facility to fund the repurchase. During 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture for the Notes, into a combination of cash and CONMED common stock. The Notes mature on November 15, 2024 and are redeemable by us at any time.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2014 and 2019 and, provided the terms of the indenture for the Notes are satisfied, we will be required to repurchase the Notes.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2012, we have repurchased a total of 4.1 million shares of common stock aggregating $95.1 million under this authorization and have $104.9 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased $3.9 million under the share repurchase program in 2012.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2010, 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico. During the second quarter of 2012, we began the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.   For the years ending December 31, 2010, 2011 and 2012, we charged $2.4 million, $3.5 million, and $7.1 million, respectively, to cost of goods sold within our CONMED Linvatec operating segment. These costs include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland operations. We have recorded an accrual in current liabilities of $3.6 million at December 31, 2012 mainly related to severance and lease impairment costs associated with the restructuring.  We expect this phase of our plan and related cash payments to be substantially completed in 2013.

During 2010 and 2012, we consolidated certain administrative functions in our CONMED Linvatec operating segment and incurred $1.5 million and $6.5 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

During 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.8 million in related costs consisting principally of severance charges. These costs were charged to other expense.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  We estimate restructuring costs will approximate $8.0 million to $10.0 million in 2013 and will be charged to cost of goods sold and other expense.

Refer to Note 15 to the Consolidated Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2012 as adjusted for the refinancing of the obligations under the amended and restated credit agreement on January 17, 2013.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$161,852	$1,050	$2,601	$2,791	$155,410
Contingent consideration	84,000	34,000	33,333	16,667	—
Purchase obligations	40,058	39,720	338	—	—
Operating lease obligations	32,749	7,128	10,788	6,806	8,027
Total contractual obligations	$318,659	$81,898	$47,060	$26,264	$163,437

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations; (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table also does not include unrecognized tax benefits of approximately $0.6 million, the timing and certainty of recognition for which is not known.  (See Note 6 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 50% of our total 2012 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 35% of our total net sales in 2012.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2012, changes in foreign currency exchange rates, net of the effects of the hedging program, decreased sales by approximately $4.4 million and income before income taxes by approximately $0.8 million, compared to 2011 rates.

We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2012 which have been accounted for as cash flow hedges totaled $90.3 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $2.0 million, $(4.7) million and $3.8 million for the years ended December 31, 2010, 2011, and 2012 respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.1 million at December 31, 2012.  It is expected these unrealized losses will be recognized in the consolidated statement of comprehensive income in 2013.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2012 which have not been designated as hedges totaled $47.3 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.3 million, $0.0 million and $(2.1) million for the years ended December 31, 2010, 2011, and 2012, respectively, offsetting gains (losses) on our intercompany receivables of $(0.7) million, $(0.3) million and $0.8 million for the years ended December 31, 2010, 2011, and 2012, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value;  the net fair value for forward foreign exchange contracts outstanding at December 31, 2012 was $1.9 million and is included in other current liabilities in the Consolidated Balance Sheets.

Refer to Note 13 in the Consolidated Financial Statements for further discussion.

Interest rate risk

At December 31, 2012, we had approximately $153.0 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2013 than they did in 2012, interest expense would increase, and income before income taxes would decrease by $1.5 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2013 than they did in 2012, our interest expense would decrease, and income before income taxes would increase by $1.5 million.

Item 8.   Financial Statements and Supplementary Data

Our 2012 Financial Statements are included elsewhere herein.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule

13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2013.

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2013.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2013.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2013.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	49

	Report of Independent Registered Public Accounting Firm	50

	Consolidated Balance Sheets at December 31, 2011 and 2012	51

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2011 and 2012	52

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2011 and 2012	53

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2011 and 2012	55

	Notes to Consolidated Financial Statements	57

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	84

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
February 25, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE R. CORASANTI	Chairman of the Board
Eugene R. Corasanti	of Directors	February 25, 2013

/s/ JOSEPH J. CORASANTI	President, Chief Executive
Joseph J. Corasanti	Officer and Director	February 25, 2013

/s/ ROBERT D. SHALLISH, JR.	Vice President-Finance
Robert D. Shallish, Jr.	and Chief Financial Officer (Principal Financial Officer)	February 25, 2013

/s/ LUKE A. POMILIO	Vice President-
Luke A. Pomilio	Controller and Corporate General Manager (Principal Accounting Officer)	February 25, 2013

/s/ BRUCE F. DANIELS
Bruce F. Daniels	Director	February 25, 2013

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 25, 2013

/s/ STEPHEN M. MANDIA
Stephen M. Mandia	Director	February 25, 2013

/s/ STUART J. SCHWARTZ
Stuart J. Schwartz	Director	February 25, 2013

/s/ MARK E. TRYNISKI
Mark E. Tryniski	Director	February 25, 2013

Exhibit Index

Exhibit No.		Description

3.1	-
Amended and Restated By-Laws, as adopted by the Board of Directors on April 29, 2011 (Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2011).

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

4.6*	-	Third Amendment to Guarantee and Collateral Agreement, dated as of January 17, 2013, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank.

4.7	-
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

10.14	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.15	-
Amended and Restated Credit Agreement, dated January 17, 2013, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2013).

10.16	-	Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.17	-	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.18	-	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.19	-	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.20	-	Executive Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.21	-	Change in Control Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.22	-
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

101*
The following materials from CONMED Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, (ii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2012 (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, (v) Notes to the Consolidated Financial Statements for the year ended December 31, 2012 and (vi) Schedule II - Valuation and Qualifying Accounts. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	*	Filed herewith
	+	Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2012.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of comprehensive income, consolidated statements of shareholders' equity, and consolidated statements of cash flows present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report On Internal Control Over Financial Reporting". Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP
Albany, New York
February 25, 2013

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2012
(In thousands except share and per share amounts)

	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$26,048	$23,720
Accounts receivable, less allowance for doubtful
accounts of $1,183 in 2011 and $1,203 in 2012	135,641	139,124
Inventories	168,438	156,228
Income taxes receivable	—	191
Deferred income taxes	10,283	11,931
Prepaid expenses and other current assets	16,314	14,993
Total current assets	356,724	346,187
Property, plant and equipment, net	139,187	139,041
Deferred income taxes	2,389	1,057
Goodwill	234,815	256,821
Other intangible assets, net	195,531	190,809
Other assets	6,948	150,547
Total assets	$935,594	$1,084,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$54,557	$1,050
Accounts payable	21,162	23,622
Accrued compensation and benefits	31,142	33,511
Income taxes payable	6,470	—
Other current liabilities	17,853	64,325
Total current liabilities	131,184	122,508

Long-term debt	88,952	160,802
Deferred income taxes	92,785	107,518
Other long-term liabilities	49,602	86,636
Total liabilities	362,523	477,464

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,203 and 31,299,194 issued
in 2011 and 2012, respectively	313	313
Paid-in capital	321,994	324,322
Retained earnings	354,439	377,907
Accumulated other comprehensive loss	(26,348)	(27,581)
Less: Treasury stock, at cost;
3,358,078 and 2,925,801 shares in
2011 and 2012, respectively	(77,327)	(67,963)
Total shareholders' equity	573,071	606,998
Total liabilities and shareholders' equity	$935,594	$1,084,462
See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2010, 2011 and 2012
(In thousands except per share amounts)

	2010	2011	2012
Net sales	$713,723	$725,077	$767,140
Cost of sales	348,339	350,143	361,297

Gross profit	365,384	374,934	405,843

Selling and administrative expense	276,463	276,615	302,469
Research and development expense	29,652	28,651	28,214
Impairment of goodwill	—	60,302	—
Other expense	2,176	1,092	9,950
	308,291	366,660	340,633

Income from operations	57,093	8,274	65,210
Loss on early extinguishment of debt	79	—	—
Amortization of debt discount	4,244	3,903	—
Interest expense	7,113	6,676	5,730

Income (loss) before income taxes	45,657	(2,305)	59,480

Provision (benefit) for income taxes	15,311	(3,057)	18,999

Net income	$30,346	$752	$40,481

Per share data:

Basic	$1.06	$0.03	$1.43
Diluted	$1.05	$0.03	$1.41

Dividends per share of common stock	$—	$—	$0.60

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$65	$(1,937)	$1,995
Pension liability	(3,489)	(20,250)	1,387
Cash flow hedging gain (loss)	(2,096)	6,690	(6,507)
Other comprehensive income (loss), before tax	24,826	(14,745)	37,356
Provision (benefit) for income taxes related to items of other comprehensive income	(2,064)	(5,010)	(1,892)
Comprehensive income (loss)	$26,890	$(9,735)	$39,248

See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2010, 2011 and 2012
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2009	31,299	$313	$317,366	$325,370	$(12,405)	$(54,129)	$576,515

Common stock issued
under employee plans			(2,376)	(1,696)		5,791	1,719

Repurchase of treasury stock						(22,977)	(22,977)

Tax benefit arising from
common stock issued
under employee plans			227				227

Retirement of 2.50%
convertible notes			(34)				(34)

Stock-based compensation			4,223				4,223

Comprehensive income (loss):

Foreign currency translation adjustments					65

Pension liability (net of income tax benefit of $1,289)					(2,200)

Cash flow hedging loss (net of income tax benefit of $775)					(1,321)

Net income				30,346

Total comprehensive
income							26,890

Balance at December 31, 2010	31,299	$313	$319,406	$354,020	$(15,861)	$(71,315)	$586,563

Common stock issued
under employee plans			(3,849)	(333)		9,009	4,827

Repurchase of treasury
stock						(15,021)	(15,021)

Tax benefit arising from
common stock issued
under employee plans			1,197				1,197

Stock based compensation			5,240				5,240

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount

Comprehensive income (loss):

Foreign currency translation adjustments					(1,937)

Pension liability (net of income tax benefit of $7,482)					(12,768)

Cash flow hedging gain (net of income tax expense of $2,472)					4,218

Net income				752

Total comprehensive
income (loss)							(9,735)

Balance at December 31, 2011	31,299	$313	$321,994	$354,439	$(26,348)	$(77,327)	$573,071

Common stock issued
under employee plans			(4,377)			13,287	8,910

Repurchase of treasury
stock						(3,923)	(3,923)

Tax benefit arising from
common stock issued
under employee plans			1,052				1,052

Stock based compensation			5,653				5,653

Dividends on common stock				(17,013)			(17,013)

Comprehensive income (loss):

Foreign currency translation adjustments					1,995

Pension liability (net of income tax expense of $512)					875

Cash flow hedging loss (net of income tax benefit of $2,404)					(4,103)

Net income				40,481

Total comprehensive
income							39,248

Balance at December 31, 2012	31,299	$313	$324,322	$377,907	$(27,581)	$(67,963)	$606,998
See notes to consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2011 and 2012
(In thousands)

	2010	2011	2012
Cash flows from operating activities:
Net income	$30,346	$752	$40,481
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	17,392	18,519	18,635
Amortization of debt discount	4,244	3,903	—
Amortization, all other	20,171	20,265	27,981
Stock-based compensation	4,223	5,240	5,653
Deferred income taxes	13,158	(13,098)	12,946
Sale of accounts receivable to (collections
on behalf of) purchaser	(29,000)	—	—
Income tax benefit of stock
option exercises	227	1,197	1,052
Excess tax benefit from stock
option exercises	(485)	(1,363)	(1,206)
Loss on early extinguishment of debt	79	—	—
Impairment of goodwill	—	60,302	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,342	8,464	1,687
Inventories	(20,317)	(7,850)	3,810
Accounts payable	(4,645)	2,649	259
Income taxes	(692)	4,838	(6,497)
Accrued compensation and benefits	2,516	1,673	767
Other assets	332	(4,243)	(1,210)
Other liabilities	(8,648)	1,745	(9,159)
	7,897	102,241	54,718
Net cash provided by operating activities	38,243	102,993	95,199

Cash flows from investing activities:
Payments related to business acquisitions and distribution agreements,
net of cash acquired	(5,289)	(4,191)	(86,253)
Proceeds from sale of property	—	—	1,836
Purchases of property, plant and equipment	(14,732)	(17,552)	(21,532)
Net cash used in investing activities	(20,021)	(21,743)	(105,949)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	2,452	6,117	10,165
Repurchase of common stock	(22,977)	(15,021)	(3,923)
Excess tax benefit from stock option exercises	485	1,363	1,206
Payments on senior credit agreement	(1,350)	(1,350)	(53,588)
Proceeds of senior credit agreement	12,000	58,000	73,000
Payments on mortgage notes	(824)	(894)	(969)
Payments on senior subordinated notes	(2,933)	(111,766)	(100)
Payments related to issuance of debt	(2,525)	—	—
Dividends paid on common stock	—	—	(12,862)
Other, net	66	(3,148)	(1,576)
Net cash provided by (used in) financing activities	(15,606)	(66,699)	11,353

Effect of exchange rate changes
on cash and cash equivalents	(297)	(920)	(2,931)

Net increase (decrease) in cash
and cash equivalents	2,319	13,631	(2,328)

Cash and cash equivalents at beginning of year	10,098	12,417	26,048

Cash and cash equivalents at end of year	$12,417	$26,048	$23,720

Non-cash financing activities:
Dividends payable	$—	$—	$4,256

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$6,025	$5,797	$5,038
Income taxes	3,257	4,760	10,953

See notes to consolidated financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share amounts)

Note 1 — Operations and Significant Accounting Policies

Organization and operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, and gastroenterology.

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  We have accumulated goodwill of $256.8 million and other intangible assets of $190.8 million as of December 31, 2012.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.  It is our policy to perform our annual impairment testing in the fourth quarter.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques.  Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.  During 2012, we completed our goodwill impairment testing with data as of October 1, 2012. We adopted the Step 0 qualitative impairment test in accordance with ASC 350 whereby we assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our last goodwill impairment testing, performed as of October 1, 2011, under the Step 1 method for our CONMED Electrosurgery, CONMED Endosurgery and CONMED Linvatec reporting units, utilized CONMED Corporation’s EBITDA multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 42% to 107%. Based upon our qualitative assessment, we believe the fair value of these reporting units continue to exceed carrying values by a substantial margin.

During 2011, we estimated the fair value of the CONMED Patient Care reporting unit utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our CONMED Patient Care reporting unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the reporting unit's goodwill to its implied fair value.

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

For all other indefinite lived intangible assets, we perform a Step 0 qualitative impairment test in accordance with ASC 350. Based upon this assessment, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

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

Fair value of financial instruments

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes (the “Notes”) approximate fair value.  The fair value of the Notes approximated $0.3 million and $0.2 million at December 31, 2011 and 2012, respectively, based on their quoted market price.

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

Foreign exchange and hedging activity

We manage our foreign currency transaction risks through the use of forward contracts to hedge forecasted cash flows associated with foreign currency transaction exposures.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be reclassified into earnings as a component of sales or cost of sales when the forecasted transaction occurs.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  We record these forward contracts at fair value with resulting gains and losses included in selling and administrative expense in the consolidated statements of comprehensive income.

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

•
Service revenues earned by the Company related to the sale of sports medicine allograft tissue are recorded in accordance with the contractual terms of our agreement with Musculoskeletal Transplant Foundation ("MTF"). These revenues are recorded net of amortization of the acquired assets.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $12.1 million, $13.0 million and $12.8 million for 2010, 2011 and 2012, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2012 is adequate to provide for probable losses resulting from accounts receivable.

Earnings and dividends per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2010, 2011 and 2012, respectively:

	2010	2011	2012

Net income	$30,346	$752	$40,481

Basic-weighted average shares outstanding	28,715	28,246	28,301

Effect of dilutive potential securities	196	387	352

Diluted-weighted average shares outstanding	28,911	28,633	28,653

Basic EPS	$1.06	$0.03	$1.43

Diluted EPS	$1.05	$0.03	$1.41

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 1.5 million, 0.7 million and 0.4 million at December 31, 2010, 2011 and 2012, respectively.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. The initial quarterly dividend of $4.3 million was paid on April 5, 2012 to shareholders of record as of March 15, 2012. The second quarter dividend for 2012 of $4.3 million was paid on July 6, 2012 to shareholders of record as of June 15, 2012. The third quarter dividend for 2012 of $4.3 million was paid on October 5, 2012 to shareholders of record as of September 14, 2012. The fourth quarter dividend for 2012 was paid on January 7, 2013 to shareholders of record as of December 17, 2012. The total dividend payable at December 31, 2012 was $4.3 million and is included in other current liabilities in the consolidated balance sheet.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2011	$2,973	$(31,250)	$1,929	$(26,348)

Pension liability, net of income tax	—	875	—	875

Cash flow hedging loss, net of income tax	(4,103)	—	—	(4,103)

Foreign currency translation adjustments	—	—	1,995	1,995

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2011	2012

Raw materials	$52,351	$45,115
Work in process	15,499	14,229
Finished goods	100,588	96,884
	$168,438	$156,228

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2011	2012

Land	$4,367	$4,243
Building and improvements	90,360	92,775
Machinery and equipment	163,923	176,102
Construction in progress	6,310	5,508
	264,960	278,628
Less: Accumulated depreciation	(125,773)	(139,587)
	$139,187	$139,041

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $5,830, $6,221, and $6,416 for the years ended December 31, 2010, 2011 and 2012, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2012 are as follows:

2013	$7,128
2014	5,787
2015	5,001
2016	3,531
2017	3,275
Thereafter	8,027

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2011	2012
Balance as of January 1,	$295,068	$234,815

Goodwill impairment	(60,302)	—

Goodwill resulting from business acquisitions	—	22,021

Foreign currency translation	49	(15)

Balance as of December 31,	$234,815	$256,821

During the fourth quarter of 2011 we performed our annual goodwill impairment testing. We estimated the fair value of the CONMED Patient Care reporting unit utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our CONMED Patient Care reporting unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the unit's goodwill to its implied fair value.

Total accumulated impairment losses (associated with our CONMED Patient Care and CONMED Endoscopic Technologies reporting units) aggregated $106,991 at both December 31, 2011 and 2012, respectively.

Goodwill associated with each of our principal reporting units at December 31, is as follows:

	2011	2012

CONMED Electrosurgery	$16,645	$16,645

CONMED Endosurgery	42,439	42,439

CONMED Linvatec	175,731	197,737

Balance as of December 31,	$234,815	$256,821

During 2012, we acquired Viking Systems, Inc. and recorded goodwill of $22.0 million to our CONMED Linvatec reporting unit. Refer to Note 16 for further details.

Other intangible assets consist of the following:

	December 31, 2011		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$133,965	$(45,112)	$135,690	$(50,083)

Patents and other intangible assets	52,702	(34,368)	54,412	(37,554)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

	$275,011	$(79,480)	$278,446	$(87,637)

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

On January 3, 2012, the Company entered into a Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”) to obtain (i) MTF's worldwide promotional rights with respect to allograft tissues within the field of sports medicine, and (ii) an exclusive license to an autograft (patient's own) blood Platelet-Rich Plasma (“PRP”) therapy technology and products (collectively, the “Transaction”). The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets. On January 3, 2013, we paid $34.0 million of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in equal installments in each year thereafter. At December 31, 2012, the gross carrying amount of this arrangement amounted to $149.4 million and the related accumulated amortization was $6.0 million. This has been recorded in other assets and is being amortized on a straight line basis over the 25 year term of the JDDA. Amortization expense is recorded as a reduction to sales. The $84.0 million related to the contingent payment was accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

Amortization expense related to intangible assets for the year ending December 31, 2012 and estimated amortization expense for each of the five succeeding years is as follows:

2012	$7,807
2013	7,836
2014	7,211
2015	6,821
2016	6,719
2017	6,707

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2011	2012

Revolving line of credit	$80,000	$153,000

Term loan borrowings on senior credit facility	53,588	—

2.50% convertible senior subordinated notes	327	227

Mortgage notes	9,594	8,625

Total long-term debt	143,509	161,852

Less: Current portion	54,557	1,050

	$88,952	$160,802

Our senior credit agreement at December 31, 2012 consisted of a $250.0 million revolving credit facility.  There were $153.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2012.  Our available borrowings on the revolving credit facility at December 31, 2012 were $87.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit.  As described in Note 4, we entered into a distribution and development agreement with Musculoskeletal Transplant Foundation (“MTF”) on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund the up front payment of $63.0 million. We expect to fund the remaining $84.0 million in contingent payments, including the $34.0 million paid on January 3, 2013, through cash on hand and available borrowings under our revolving credit facility as these payments come due over the next four years.

Borrowings outstanding on the revolving credit facility were due and payable on November 30, 2015.   Interest rates on the revolving credit facility portion of the senior credit agreement were at LIBOR plus 1.75% (2.22% at December 31, 2012) or an alternative base rate.  For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate or the Federal Funds Rate in effect on such date plus a margin of 1.00% for borrowings under the revolving credit facility.

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

As further described in Note 17, on January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018.

We have a mortgage note outstanding in connection with the property and facilities utilized by our CONMED Linvatec subsidiary bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $8.6 million at December 31, 2012.  The mortgage note is collateralized by the CONMED Linvatec property and facilities.

On November 15, 2011 holders of the 2.50% convertible senior subordinated notes due 2024 (“the Notes”) put to us and we were required to repurchase $111.8 million of the Notes at par; $0.2 million remains outstanding at December 31, 2012. We used cash on hand and borrowings under our revolving credit facility to fund the repurchase. During 2010, we repurchased and retired $3.0 million of the Notes for $2.9 million and recorded a loss on the early extinguishment of debt of $0.1 million.   The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture for the Notes, into a combination of cash and CONMED common stock. The Notes mature on November 15, 2024 and are redeemable by us at any time.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2014 and 2019 and, provided the terms of the indenture for the Notes are satisfied, we will be required to repurchase the Notes.

     Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.67%, which resulted in $34.6 million of the $150.0 million aggregate principal amount of Notes issued, or $21.8 million after taxes, being attributable to equity.  For the years ended December 31, 2010 and 2011, we recorded interest expense related to the amortization of debt discount on the Notes of $4.2 million and $3.9 million, respectively, at the effective interest rate of 6.67%.  The debt discount on the Notes was amortized through November 2011.  For the years ended December 31, 2010, 2011 and 2012, we recorded interest expense on the Notes of $2.8 million, $2.5 million, and $0.0 million respectively, at the contractual coupon rate of 2.50%.

The scheduled  maturities  of  long-term debt outstanding at December 31, 2012 are as follows:

2013	$1,050
2014	1,367
2015	1,234
2016	1,339
2017	1,452
Thereafter	155,410

Note 6 — Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010, 2011 and 2012 consists of the following:

	2010	2011	2012
Current tax expense (benefit):

Federal	$(717)	$3,021	$503
State	232	1,596	374
Foreign	2,638	5,424	5,176
	2,153	10,041	6,053
Deferred income tax expense (benefit)	13,158	(13,098)	12,946
Provision (benefit) for income taxes	$15,311	$(3,057)	$18,999

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2010, 2011 and 2012 follows:

	2010	2011	2012
Tax provision (benefit) at statutory rate based
on income before income taxes	35.00%	(35.00)%	35.00%

State income taxes, net of federal tax benefit	2.55	22.73	1.56

Stock-based compensation	0.01	(1.61)	(0.16)

Foreign income taxes	0.07	1.35	(5.44)

Impact of repatriation of foreign earnings	—	(57.51)	—

Research & development credit	(1.83)	(32.25)	—

Settlement of taxing authority examinations	(3.27)	(6.55)	(0.80)

Non deductible/non-taxable items	1.22	(13.28)	1.33

Other, net	(0.22)	(10.50)	0.45

	33.53%	(132.62)%	31.94%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2011 and 2012 are as follows:

	2011	2012
Assets:
Inventory	$4,288	$4,370
Net operating losses	—	191
Capitalized research and development	4,561	2,410
Deferred compensation	2,631	2,905
Accounts receivable	2,968	2,759
Employee benefits	5,984	5,915
Accrued pension	9,530	9,020
Research and development credit	1,696	3,378
Other	2,604	3,973
	34,262	34,921

Liabilities:
Goodwill and intangible assets	101,514	111,770
Depreciation	9,500	13,146
State taxes	2,975	4,157
Contingent interest	386	378

	114,375	129,451

Net liability	$(80,113)	$(94,530)

Income before income taxes consists of the following U.S. and foreign income:

	2010	2011	2012

U.S. income	$37,953	$(20,521)	$33,121
Foreign income	7,704	18,216	26,359

Total income	$45,657	$(2,305)	$59,480

The amount of Federal Research and Development credit carryforward available is $3.4 million.  These credits begin to expire in 2027.

Deferred tax amounts include approximately $3.3 million of future tax benefits associated with state tax credits which have an indefinite carryforward period.

As a result of the contingent interest deferred tax liability realized upon the convertible notes repurchase during the fourth quarter of 2011, the Company reevaluated our unremitted foreign earnings and tax credit carryforwards. Based upon this assessment, we repatriated $16.2 million of foreign earnings to the United States. The company recorded a net tax benefit of $1.3 million in 2011 to recognize the tax liabilities and related foreign tax credit benefits associated with the repatriation. It is our intention to permanently reinvest the remaining amount of unremitted foreign earnings.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences totaled $58.8 million as of December 31, 2012. It is not practicable given the complexities of the hypothetical foreign tax credit calculation to determine the tax liability on this temporary difference.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2011.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2010	2011	2012

Balance as of January 1,	$1,869	$1,330	$2,343

Increases for positions taken in prior periods	52	283	30

Increases for positions taken in current periods	166	789	1,129

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(757)	—	(1,857)

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	(59)	(58)

Balance as of December 31,	$1,330	$2,343	$1,587

If the total unrecognized tax benefits of $1.6 million at December 31, 2012 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2012 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income.  It is reasonably possible that the amount of unrecognized tax benefits, each of which are individually insignificant, could change in the next 12 months as a result of the anticipated completion of taxing authority examinations and lapse of statute of limitations.  The range of change in unrecognized tax benefits is estimated between $0.0 million and $1.1 million.

Note 7 – Shareholders’ Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2011 and 2012, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2012, we have repurchased a total of 4.1 million shares of common stock aggregating $95.1 million under this authorization and have $104.9 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2012, we repurchased 0.1 million shares for an aggregate cost of $3.9 million.  During 2011, we repurchased 0.7 million shares for an aggregate cost of $15.0 million. During 2010, we repurchased 1.2 million shares for an aggregate cost of $23.0 million.

We have reserved 7.0 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 1.4 million shares remain available for grant at December 31, 2012.  The exercise price on all outstanding options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $4.2 million, $5.2 million and $5.7 million for the years ended December 31, 2010, 2011 and 2012, respectively.  This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.  Tax related benefits of $1.6 million, $1.9 million and $2.1 million were also recognized for the years ended December 31, 2010, 2011 and 2012, respectively.  Cash received from the exercise of stock options was $2.0 million, $5.6 million and $9.6 million for the years ended December 31, 2010, 2011 and 2012, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options and SARs at the date of grant. Use of a valuation model requires management to make certain assumptions with respect to select model inputs. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each option and SAR grant. The risk free interest rate is based on the option and SAR grant date for a traded U.S. Treasury bond with a maturity date closest to the expected life.    The expected annual dividend yield is based on the Company's anticipated cash dividend payouts. The expected life represents the period of time that the options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2010, 2011 and 2012.

	2010	2011	2012
Fair value of options & SARs	$7.72	$10.43	$7.38
Expected stock price volatility	36.72%	35.52%	35.84%
Risk-free interest rate	2.07%	1.59%	0.62%
Expected annual dividend yield	—%	—%	2.00%
Expected life of options (years)	6.4	6.3	6.4

The following table illustrates the stock option and SAR activity for the year ended December 31, 2012.

	Number of Shares (in 000’s)	Weighted- Average Exercise Price

Outstanding at December 31, 2011	2,129	$24.58

Granted	159	$26.09
Forfeited	(31)	$23.20
Exercised	(488)	$22.22

Outstanding at December 31, 2012	1,769	$25.35
Exercisable at December 31, 2012	1,289	$25.97

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2012 was 4.7 years and 3.4 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2012 was $6.0 million and $4.0 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2010, 2011 and 2012 was $1.2 million, $2.0 million and $3.3 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2012.

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2011	508	$23.43

Granted	272	$26.18
Vested	(158)	$24.03
Forfeited	(101)	$25.83

Outstanding at December 31, 2012	521	$24.25

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2010, 2011 and 2012 was $19.26, $27.48 and $26.18, respectively.

The total fair value of shares vested was $2.8 million, $3.6 million and $4.4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

As of December 31, 2012, there was $12.9 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plan which is expected to be recognized over a weighted average period of 3.4 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2012, we issued approximately 20,775 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

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

The following is net sales information by product line and reportable segment:

	2010	2011	2012

Arthroscopy	$288,421	$289,878	$330,567
Powered Surgical Instruments	142,288	147,849	149,968
CONMED Linvatec	430,709	437,727	480,535
CONMED Electrosurgery	97,210	98,632	95,743
CONMED Endosurgery	69,004	73,716	73,995
CONMED Linvatec, Electrosurgery,
and Endosurgery	596,923	610,075	650,273
CONMED Patient Care	68,283	65,651	63,697
CONMED Endoscopic Technologies	48,517	49,351	53,170

Total	$713,723	$725,077	$767,140

Total assets, capital expenditures, depreciation and amortization information are impracticable to present by reportable segment because the necessary information is not available.

The following is a reconciliation between segment operating income (loss) and income (loss) before income taxes.  The Corporate line includes corporate related items not allocated to reportable segments:

	2010	2011	2012

CONMED Linvatec, Electrosurgery
and Endosurgery	$77,271	$89,093	$81,848
CONMED Patient Care	(38)	(62,878)	(2,210)
CONMED Endoscopic Technologies	(1,315)	273	2,738
Corporate	(18,825)	(18,214)	(17,166)

Income from operations	57,093	8,274	65,210

Loss on early extinguishment of debt	79	—	—

Amortization of debt discount	4,244	3,903	—

Interest expense	7,113	6,676	5,730

Income (loss) before income taxes	$45,657	$(2,305)	$59,480

Net sales information for geographic areas consists of the following:

	2010	2011	2012

United States	$371,914	$364,588	$382,256
Canada	61,593	65,794	73,746
United Kingdom	31,576	32,106	31,653
Japan	32,226	34,178	33,997
Australia	34,564	40,122	40,835
All other countries	181,850	188,289	204,653

Total	$713,723	$725,077	$767,140

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2011 and 2012.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2010, 2011 and 2012.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) and a defined benefit pension plan (the “pension plan”) covering substantially all our United States based employees. The pension plan was frozen in 2009.

Total employer contributions to the 401(k) plan were $6.5 million, $6.3 million and $6.7 million during the years ended December 31, 2010, 2011 and 2012, respectively.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2011	2012

Accumulated Benefit Obligation	$82,289	$85,363

Change in benefit obligation
Projected benefit obligation at beginning of year	$66,136	$82,289
Service cost	281	277
Interest cost	3,519	3,429
Actuarial loss	15,305	2,790
Benefits paid	(2,952)	(3,422)

Projected benefit obligation at end of year	$82,289	$85,363

Change in plan assets
Fair value of plan assets at beginning of year	$55,309	$51,822
Actual gain (loss) on plan assets	(2,145)	5,866
Employer contributions	1,610	8,497
Benefits paid	(2,952)	(3,422)
Fair value of plan assets at end of year	$51,822	$62,763

Funded status	$(30,467)	$(22,600)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2011	2012

Accrued long-term pension liability	$30,467	$22,600
Accumulated other comprehensive loss	(49,563)	(48,176)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2011	2012

Discount rate	4.30%	3.90%
Expected return on plan assets	8.00%	8.00%

Accumulated other comprehensive loss for the years ended December 31, 2011 and 2012 consists of net actuarial losses of $49,563 and $48,176, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2012 are as follows:

Current year actuarial loss	$(1,489)
Amortization of actuarial loss	2,876
Total recognized in other comprehensive loss	$1,387

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2013 is $2.9 million.

Net periodic pension cost for the years ended December 31, consists of the following:

	2010	2011	2012

Service cost	$219	$281	$277
Interest cost on projected benefit obligation	3,585	3,519	3,429
Return on plan assets	(4,227)	(4,378)	(4,566)
Amortization of loss	1,313	1,578	2,876
Net periodic pension cost	$890	$1,000	$2,016

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2010	2011	2012

Discount rate	5.86%	5.41%	4.30%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2011	2012	2013

Equity securities	69%	76%	75%
Debt securities	31	24	25
Total	100%	100%	100%

As of December 31, 2012, the Plan held 27,562 shares of our common stock, which had a fair value of $0.8 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

The following table sets forth the fair value of Plan assets as of December 31,:

	2011	2012

Common Stock	$21,893	$25,124
Money Market Fund	12,461	5,209
Mutual Funds	14,112	22,810
Fixed Income Securities	3,356	9,620

Total Assets at Fair Value	$51,822	$62,763

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011 and 2012:

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

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2011 and December 31, 2012:

December 31, 2011	Level 1	Level 2	Total

Common Stock	$21,893	$—	$21,893
Money Market Fund	—	12,461	12,461
Mutual Funds	14,112	—	14,112
Fixed Income Securities	3,356	—	3,356
	$39,361	$12,461	$51,822

December 31, 2012	Level 1	Level 2	Total

Common Stock	$25,124	$—	$25,124
Money Market Fund	—	5,209	5,209
Mutual Funds	22,810	—	22,810
Fixed Income Securities	9,620	—	9,620
	$57,554	$5,209	$62,763

We expect to contribute approximately $7.5 million to our pension plan for the 2013 Plan year.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years.  The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2012 and reflect the impact of expected future employee service.

2013	$2,503
2014	2,901
2015	2,989
2016	2,756
2017	3,359
2018-2022	21,336

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

In September 2012, Bonutti Skeletal Innovations, LLC, filed a complaint in the United States District Court for the Middle District of Florida against CONMED and CONMED Linvatec. The Complaint asserts that certain CONMED Linvatec products infringe patents allegedly owned by Bonutti Skeletal Innovations. On the same day that it sued CONMED, Bonutti Skeletal Innovations sued several other orthopedic companies. CONMED and CONMED Linvatec believe that the products in question do not infringe the patents-in-suit, and CONMED and CONMED Linvatec intend to vigorously defend the claims. A range of potential losses cannot be estimated at this time.

Note 11 — Other Expense

Other expense for the year ended December 31, consists of the following:

	2010	2011	2012
Administrative consolidation costs	$2,176	$792	$6,497
Costs associated with purchase of a distributor	—	300	704
Costs associated with legal arbitration	—	—	1,555
Costs associated with purchase of a business	—	—	1,194
Other expense	$2,176	$1,092	$9,950

During 2010, we recorded a lease impairment charge of $0.7 million related to our Chelmsford, Massachusetts facility.

During 2010 and 2012, we consolidated certain administrative functions in our CONMED Linvatec operating segment and incurred $1.5 million and $6.5 million, respectively, in related costs consisting principally of severance charges.

During 2011, we consolidated certain administrative functions in our Utica, New York facility and incurred $0.8 million in related costs consisting principally of severance charges.

During 2011, we purchased the Company's former distributor for the Nordic region of Europe. We incurred $0.3 million and $0.7 million in 2011 and 2012, respectively, in charges associated with this purchase.

During 2012, we incurred legal costs related to a contractual dispute with a former distributor. The dispute was resolved in the second quarter of 2012. We incurred costs totaling $1.6 million.

During 2012, we acquired Viking Systems Inc. as further described in Note 16. We incurred a total of $1.2 million in costs associated with the purchase.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2010	2011	2012

Balance as of January 1,	$3,383	$3,363	$3,618

Provision for warranties	3,510	4,344	4,163
Claims made	(3,530)	(4,089)	(4,145)

Balance as of December 31,	$3,363	$3,618	$3,636

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.   We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2012 which have been accounted for as cash flow hedges totaled $90.3 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $2.0 million, $(4.7) million and $3.8 million for the years ended December 31, 2010, 2011, and 2012, respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.1 million at December 31, 2012.  It is expected these unrealized losses will be recognized in the consolidated statement of comprehensive income in 2013.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2012 which have not been designated as hedges totaled $47.3 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.3 million, $0.0 million and $(2.1) million for the years ended December 31, 2010, 2011, and 2012, respectively, offsetting gains (losses) on our intercompany receivables of $(0.7) million, $(0.3) million and $0.8 million for the years ended December 31, 2010, 2011, and 2012, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at December 31, 2011 and December 31, 2012:

December 31, 2011	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$5,042	Prepaid expenses and other current assets	$(326)	$4,716

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	41	Prepaid expenses and other current assets	(95)	(54)

Total derivatives		$5,083		$(421)	$4,662

December 31, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(457)	Other current liabilities	$2,249	$1,792

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	—	Other current liabilities	150	150

Total derivatives		$(457)		$2,399	$1,942

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, at December 31, 2011 and December 31, 2012 we have recorded the net fair value of $4.7 million in prepaids and other current assets and $1.9 million in other current liabilities, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2012 consist of forward foreign exchange contracts.  The value of the forward foreign exchange contract assets and liabilities and the Notes were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the 2.50% convertible senior subordinated notes approximate fair value.  The fair value of the Notes approximated $0.3 million and $0.2 million at December 31, 2011 and December 31, 2012, respectively, based on their quoted market price.  See Note 5 for additional discussion of the Notes.

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

In July 2012, the FASB issued ASU 2012-02 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform a more detailed impairment analysis for indefinite-lived intangible assets other than goodwill. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not the asset is impaired, then a quantitative impairment test is required. Otherwise, no further testing is required. The implementation of this new guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update, Comprehensive Income (Topic 220): Presentation of Items Reclassified out of Accumulated Other Comprehensive Income. This guidance requires enhanced disclosures relating to reclassifications out of accumulated other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2012. The implementation of this new guidance is not expected to have a material impact on our consolidated financial statements.
Note 15 – Restructuring

During 2010, 2011, and 2012 we incurred the following restructuring costs:

	2010	2011	2012

Facility consolidation costs	$2,397	$3,467	$7,052
Termination of a product offering	2,489	—	—

Restructuring costs included in cost of sales	$4,886	$3,467	$7,052

Administrative consolidation costs	$2,176	$792	$6,497

Restructuring costs included in other expense	$2,176	$792	$6,497

During 2008, we announced a plan to restructure certain of our operations. During 2010, 2011 and 2012, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico. During the second quarter of 2012, we began the

consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.   For the years ending December 31, 2010, 2011 and 2012, we charged $2.4 million, $3.5 million, and $7.1 million, respectively, to cost of goods sold within our CONMED Linvatec operating segment. These costs include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland operations. We have recorded an accrual in current liabilities of $3.6 million at December 31, 2012 mainly related to severance and lease impairment costs associated with the restructuring.  We expect this phase of our plan and related cash payments to be substantially completed in 2013.

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

Note 16 – Business Acquisition

On September 24, 2012, we purchased Viking Systems, Inc. ("Viking acquisition") for approximately $22.5 million in cash. Viking Systems, Inc. developed, manufactured and marketed visualization solutions for minimally invasive surgeries.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Viking acquisition. The allocation of purchase price is preliminary and therefore subject to adjustment in future periods.

Cash	$390
Accounts receivable	1,349
Inventory	2,562
Prepaid expenses and other current assets	151
Property, plant & equipment, net	117
Customer relationships	1,725
Patents	1,100
Goodwill	22,021
Total assets acquired	29,415

Accounts payable	1,324
Deferred income taxes	827
Other liabilities	4,736
Total liabilities assumed	6,887

Net assets acquired	$22,528

The goodwill recorded as part of the acquisition is primarily a result of planned synergies. The goodwill is recorded as part of our CONMED Linvatec operating segment and is not deductible for tax purposes.

The weighted average amortization period for intangible assets acquired is 9 years. Patents are being amortized over a weighted average life of 9 years. Customer relationships are being amortized over a weighted average life of 10 years.

The unaudited pro forma statements of operations for the years ended December 31, 2011 and 2012, assuming the Viking acquisition occurred as of January 1, 2011 are presented below. These pro forma statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Viking acquisition occurred on the dates indicated, or which may result in the future.

	2011	2012
Net sales	$735,857	$774,239
Net income	(2,176)	38,018

Earnings per share:
Basic	$(0.08)	$1.34
Diluted	(0.08)	1.33

Net sales of $3.4 million and a pre-tax loss of $1.5 million have been recorded in the consolidated statement of comprehensive income for the year ended December 31, 2012 related to the Viking acquisition.

Note 17 - Subsequent Events

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement.

Note 18 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2011 and 2012 are as follows:

	Three Months Ended
	March	June	September	December
2011
Net sales	$183,450	$183,236	$172,814	$185,577
Gross profit	95,716	91,455	91,311	96,452
Net income (loss)	8,995	8,680	8,211	(25,134)
EPS:
Basic	.32	.31	.29	(.90)
Diluted	.31	.30	.29	(.90)

	Three Months Ended
	March	June	September	December
2012
Net sales	$194,316	$189,695	$181,885	$201,244
Gross profit	100,911	99,732	97,913	107,287
Net income	9,968	10,296	9,320	10,897
EPS:
Basic	.36	.36	.33	.38
Diluted	.35	.36	.32	.38

Items Included In Selected Quarterly Financial Data:

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

During the fourth quarter of 2011, we purchased the Company's former distributor for the Nordic region of Europe. We incurred $0.3 million in charges associated with this purchase - see Note 11.

2012

First Quarter

During the first quarter of 2012, we incurred $1.5 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the first quarter of 2012, we recorded a charge of $0.3 million to other expense related to consolidating certain administrative functions in our CONMED Linvatec operating segment - see Note 11 and Note 15.

During the first quarter of 2012, we incurred $0.7 million in costs associated with the purchase of the Company's former distributor for the Nordic region of Europe - see Note 11.

During the first quarter of 2012, we recorded a charge of $1.0 million to other expense related to legal costs associated with a contractual dispute with a former distributor - see Note 11.

Second Quarter

During the second quarter of 2012, we incurred $1.2 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  These costs were charged to cost of goods sold – see Note 15.

During the second quarter of 2012, we recorded a charge of $1.2 million to other expense related to consolidating certain administrative functions in our CONMED Linvatec operating segment - see Note 11 and Note 15.

During the second quarter of 2012, we recorded a charge of $0.5 million to other expense related to legal costs associated with a contractual dispute with a former distributor - see Note 11.

Third Quarter

During the third quarter of 2012, we incurred $1.8 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  These costs were charged to cost of goods sold – see Note 15.

During the third quarter of 2012, we recorded a charge of $1.9 million to other expense related to consolidating certain administrative functions in our CONMED Linvatec operating segment - see Note 11 and Note 15.

During the third quarter of 2012, we recorded a charge of $0.7 million to other expense related to the acquisition of Viking Systems, Inc. - see Notes 11 and 16.

Fourth Quarter

During the fourth quarter of 2012, we incurred $2.5 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  These costs were charged to cost of goods sold – see Note 15.

During the fourth quarter of 2012, we recorded a charge of $3.1 million to other expense related to consolidating certain administrative functions in our CONMED Linvatec operating segment - see Note 11 and Note 15.

During the fourth quarter of 2012, we recorded a charge of $0.5 million to other expense related to the acquisition of Viking Systems, Inc. - see Notes 11 and 16.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Column E
Column A				Column D	Balance at End of Period
Description				Deductions
2012

Allowance for bad debts	$1,183	$530	$—	$(510)	$1,203
Sales returns and
allowance	4,097	317	—	(805)	3,609
Deferred tax asset
valuation allowance	—	—	—	—	—

2011

Allowance for bad debts	$1,066	$3,935	$—	$(3,818)	$1,183
Sales returns and
allowance	3,980	291	—	(174)	4,097
Deferred tax asset
valuation allowance	226	—	—	(226)	—

2010

Allowance for bad debts	$1,175	$397	$—	$(506)	$1,066
Sales returns and
allowance	3,356	721	—	(97)	3,980
Deferred tax asset
valuation allowance	1,058	226	—	(1,058)	226