Form 10-Q
period 2013-03-31
CONMED CORP
filed 2013-04-29
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2013	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 24, 2013 is 27,732,070 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2012	2013
Net sales	$194,316	$187,014

Cost of sales	93,405	84,332

Gross profit	100,911	102,682

Selling and administrative expense	74,806	77,725

Research and development expense	7,095	5,694

Medical device excise tax	—	1,580

Other expense	1,988	1,813

	83,889	86,812

Income from operations	17,022	15,870

Loss on early extinguishment of debt	—	263

Interest expense	1,437	1,366

Income before income taxes	15,585	14,241

Provision for income taxes	5,617	3,749

Net income	$9,968	$10,492

Comprehensive income	$11,045	$11,374

Per share data:

Net income
Basic	$0.36	$0.37
Diluted	0.35	0.37

Dividends per share of common stock	$0.15	$0.15

Weighted average common shares
Basic	28,029	28,127
Diluted	28,484	28,500

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2012	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,720	$32,359
Accounts receivable, net	139,124	135,597
Inventories	156,228	156,873
Income taxes receivable	2,897	2,000
Deferred income taxes	11,931	10,703
Prepaid expenses and other current assets	14,993	16,466
Total current assets	348,893	353,998
Property, plant and equipment, net	139,041	138,411
Deferred income taxes	1,057	1,188
Goodwill	249,160	249,160
Other intangible assets, net	190,809	188,809
Other assets	150,547	151,419
Total assets	$1,079,507	$1,082,985

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,050
Accounts payable	23,622	25,045
Accrued compensation and benefits	33,511	24,538
Income taxes payable	2,706	2,100
Other current liabilities	64,325	44,442
Total current liabilities	125,214	97,175

Long-term debt	160,802	224,802
Deferred income taxes	99,857	102,199
Other long-term liabilities	86,636	61,229
Total liabilities	472,509	485,405

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2012 and 2013, respectively	313	313
Paid-in capital	324,322	325,801
Retained earnings	377,907	384,210
Accumulated other comprehensive loss	(27,581)	(26,699)
Less: 2,925,801 and 3,455,985 shares of common stock
in treasury, at cost in 2012 and 2013, respectively	(67,963)	(86,045)
Total shareholders’ equity	606,998	597,580
Total liabilities and shareholders’ equity	$1,079,507	$1,082,985

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2013
Cash flows from operating activities:
Net income	$9,968	$10,492
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	4,688	4,619
Amortization	7,124	7,110
Stock-based compensation	1,183	1,152
Deferred income taxes	2,735	1,914
Loss on early extinguishment of debt	—	263
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(5,618)	3,042
Inventories	2,764	(4,858)
Accounts payable	2,601	313
Income taxes receivable (payable)	(1,232)	244
Accrued compensation and benefits	(10,446)	(8,830)
Other assets	(1,106)	(2,423)
Other liabilities	(5,032)	(7,566)
	(2,339)	(5,020)
Net cash provided by operating activities	7,629	5,472

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,424)	(4,130)
Payments related to distribution agreement	(64,116)	—
Net cash used in investing activities	(70,540)	(4,130)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	5,345	7,633
Repurchase of common stock	—	(25,732)
Payments on senior credit agreement	(338)	—
Proceeds from senior credit agreement	50,000	64,000
Payment related to distribution agreement	—	(34,000)
Payments related to issuance of debt	—	(1,636)
Dividends paid on common stock	—	(4,256)
Other, net	809	1,625
Net cash provided by financing activities	55,816	7,634

Effect of exchange rate changes
on cash and cash equivalents	501	(337)

Net increase (decrease) in cash and cash equivalents	(6,594)	8,639

Cash and cash equivalents at beginning of period	26,048	23,720

Cash and cash equivalents at end of period	$19,454	$32,359

Non-cash financing activities:
Dividends payable	$4,328	$4,189

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Income taxes receivable and income taxes payable at December 31, 2012 have been revised to conform to the current year presentation.

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2012	2013

Net income	$9,968	$10,492

Other comprehensive income:
Pension liability, net of
income tax	462	461
Cash flow hedging gain (loss),
net of income tax	(1,561)	2,127
Foreign currency
translation adjustment	2,176	(1,706)

Comprehensive income	$11,045	$11,374

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)[a]	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income
before reclassifications	2,189	—	(1,706)	483

Amounts reclassified from accumulated
other comprehensive income[b]	(62)	461	—	399

Net current-period other
comprehensive income	2,127	461	(1,706)	882

Balance, March 31, 2013	$997	$(29,914)	$2,218	$(26,699)

(a) All amounts are net of tax.
(b) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales & cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge certain forecasted intercompany transactions denominated in foreign currencies through the use of forward contracts. We account for these forward contracts as cash flow hedges. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss. These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs. The notional contract amounts for forward contracts outstanding at March 31, 2013 which have been accounted for as cash flow hedges totaled $89.6 million. Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.8 million and $0.1 million for the three months ended March 31, 2012 and 2013, respectively. Net unrealized gains on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $1.0 million at March 31, 2013. It is expected these unrealized gains will be recognized in the consolidated statements of comprehensive income in 2013 and 2014.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies. These forward contracts settle each month at month-end, at which time we enter into new forward contracts. We have not designated these forward contracts as hedges and have not applied hedge accounting to them. The notional contract amounts for forward contracts outstanding at March 31, 2013 which have not been designated as hedges totaled $45.5 million. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(0.7) million and $0.8 million for the three months ended March 31, 2012 and 2013, respectively, offsetting gains (losses) on our intercompany receivables of $0.4 million and $(1.5) million for the three months ended March 31, 2012 and 2013, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2012 and March 31, 2013:

December 31, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(457)	Other current liabilities	$2,249	$1,792

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	—	Other current liabilities	150	150

Total derivatives		$(457)		$2,399	$1,942

March 31, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$2,447	Prepaid expenses and other current assets	$(866)	$1,581

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	5	Prepaid expenses and other current assets	(76)	(71)

Total derivatives		$2,452		$(942)	$1,510

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at December 31, 2012 and March 31, 2013 we have recorded the net fair value of $1.9 million in other current liabilities and $1.5 million in prepaid expenses and other current assets, respectively.

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

As of March 31, 2013, we do not have any significant non-recurring measurements of non-financial assets and non-financial liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2013 consist of forward foreign exchange contracts. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding the Notes approximate fair value. The fair value of the Notes was determined within Level 2 of the valuation hierarchy and approximated $0.2 million at both December 31, 2012 and March 31, 2013 based on their quoted market price.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2012	March 31, 2013

Raw materials	$45,115	$45,161
Work-in-process	14,229	15,399
Finished goods	96,884	96,313
Total	$156,228	$156,873

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2013.

	Three Months Ended March 31,
	2012	2013

Net income	$9,968	$10,492

Basic – weighted average shares outstanding	28,029	28,127

Effect of dilutive potential securities	455	373

Diluted – weighted average shares outstanding	28,484	28,500

Net income
Basic (per share)	$0.36	$0.37
Diluted (per share)	$0.35	$0.37

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.4 million and 0.3 million for the three months ended March 31, 2012 and 2013, respectively.

Note 7 – Goodwill, Other Intangible Assets, and Other Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

Balance as of December 31, 2012, as reported	$256,821

Goodwill resulting from a business acquisition purchase price allocation adjustment	(7,661)

Balance as of December 31, 2012, as revised, and March 31, 2013	$249,160

During the first quarter of 2013, we finalized the allocation of purchase price related to our acquisition of Viking Systems, Inc.. We recorded a deferred tax asset of $7.7 million relating to the acquired net operating losses, which resulted in a corresponding reduction to goodwill. There have been no other changes in the consideration paid, working capital, or other acquired assets and liabilities, other than those described above, since December 31, 2012.

      Other intangible assets consist of the following:

	December 31, 2012		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$135,690	$(50,083)	$135,690	$(51,364)

Patents and other intangible assets	54,412	(37,554)	54,400	(38,261)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

Balance	$278,446	$(87,637)	$278,434	$(89,625)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,932 and $1,988 in the three months ended March 31, 2012 and March 31, 2013, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated amortization expense for the year ending December 31, 2013, including the three month period ended March 31, 2013 and for each of the five succeeding years is as follows:

2013	$7,731
2014	7,115
2015	6,721
2016	6,619
2017	6,608
2018	6,550

On January 3, 2012, the Company entered into a Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”) to obtain (i) MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine, and (ii) an exclusive license to an autograft (patient's own) blood Platelet-Rich Plasma (“PRP”) therapy technology and products (collectively, the “Transaction”). The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets. On January 3, 2013, we paid $34.0 million of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in equal installments in each year thereafter. At March 31, 2013, the gross carrying amount of this arrangement amounted to $149.4 million and the related accumulated amortization was $7.5 million. This has been recorded in other assets and is being amortized on a straight line basis over the 25 year term of the JDDA. Amortization expense is recorded as a reduction to sales. The $50.0 million related to the contingent payment is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2012	2013

Balance as of January 1,	$3,618	$3,636

Provision for warranties	1,125	908

Claims made	(1,047)	(1,113)

Balance as of March 31,	$3,696	$3,431

Note 9 – Pension Plan

Net periodic pension costs consist of the following:

	Three Months Ended March 31,
	2012	2013

Service cost	$65	$68

Interest cost on projected benefit obligation	859	769

Expected return on plan assets	(1,131)	(1,319)

Net amortization and deferral	732	732

Net periodic pension cost	$525	$250

We contributed $7.5 million during the first quarter of 2013 related to the 2012 plan year. We do not expect to make any further contributions during 2013.

Note 10 – Other Expense

Other expense consists of the following:

	Three Months Ended March 31,
	2012	2013

Administrative consolidation costs	$273	$1,604
Costs associated with legal arbitration and patent dispute	1,011	209
Costs associated with purchase of a distributor	704	—

Other expense	$1,988	$1,813

During 2012 and 2013, we restructured certain administrative functions. For the three months ended March 31, 2012 and 2013, we incurred $0.3 million and $1.6 million, respectively, in related costs consisting principally of severance charges.

During 2012, we incurred legal costs related to a contractual dispute with a former distributor. The dispute was resolved in the second quarter of 2012. For the three months ended March 31, 2012, we incurred costs totaling $1.0 million.

During the three months ended March 31, 2012, we incurred $0.7 million in costs associated with the purchase of the Company's former distributor in the Nordic region of Europe.

During the three months ended March 31, 2013, we incurred $0.2 million in legal costs associated with a patent infringement claim as further described in Note 12.

Note 11 — Business Segments
During 2011 and 2012, we undertook a variety of restructuring initiatives aimed at improving efficiency and internal effectiveness. These initiatives included changes in management lines of reporting and culminated in the implementation of a functional organizational structure. Under the new structure, we are now organized by function rather than by operating segment. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, marketing and certain corporate functions. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. As a result, we have discontinued accounting and reporting for our businesses as five separate, operating segments. Effective January 1, 2013, we are accounting and reporting for our business as a single segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment.

As part of this reporting structure change, we also restructured our product lines. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. Surgical visualization consists of 2D and 3D video systems for use in orthopedic and general surgery. These product lines' net sales are as follows:

	Three Months Ended March 31,
	2012	2013

Orthopedic surgery	$106,827	$105,013
General surgery	69,504	66,849
Surgical visualization	17,985	15,152
Consolidated net sales	$194,316	$187,014

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

In September 2012, Bonutti Skeletal Innovations, LLC filed a complaint in the United States District Court for the Middle District of Florida against CONMED and certain of its subsidiaries. The Complaint asserts that select CONMED products infringe patents allegedly owned by Bonutti Skeletal Innovations. On the same day that it sued CONMED, Bonutti Skeletal Innovations sued several other orthopedic companies. The Company believes that the products in question do not infringe the patents-in-suit and intends to vigorously defend the claims. A range of potential losses cannot be estimated at this time.

Note 13 – New Accounting Pronouncements

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

Effective January 2013, Accounting Standards Update 2011-11: Disclosures about Offsetting Assets and Liabilities, requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The adoption of this guidance did not have a material impact on the financial statements.

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three Months Ended March 31,
	2012	2013

Restructuring costs included in cost of sales	$1,474	$1,622

Restructuring costs included in other expense	$273	$1,604

During 2012 and 2013, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities. During the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.5 million and $1.6 million in costs associated with the restructuring during the three months ended March 31, 2012 and March 31, 2013, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations.

Restructuring costs included in other expense are described more fully in Note 10.

We have recorded an accrual in current liabilities of $3.6 million at March 31, 2013 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2013	$4,120

Expenses incurred	1,031

Payments made	(1,544)

Balance at March 31, 2013	$3,607

Note 15 - Amended and Restated Senior Credit Agreement

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.71% at March 31, 2013) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2012 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2012 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring. The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.
During 2011 and 2012, we undertook a variety of restructuring initiatives aimed at improving efficiency and internal effectiveness. These initiatives included changes in management lines of reporting and culminated in the implementation of a functional organizational structure. Under the new structure, we are now organized by function rather than by operating segment. Executives reporting in to the CEO include those responsible for operations and supply chain management, research and development, sales, marketing and certain corporate functions. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources. As a result, we have discontinued accounting and reporting for our businesses as five separate, operating segments. Effective January 1, 2013, we are accounting and reporting for our business as a single segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment.

As part of this reporting structure change, we also restructured our product lines. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. Surgical visualization consists of 2D and 3D video systems for use in orthopedic and general surgery. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2012	2013

Orthopedic surgery	55.0%	56.2%
General surgery	35.8	35.7
Surgical visualization	9.2	8.1
Consolidated net sales	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business. During the three months ended March 31, 2013 international sales approximated 50.5% of total net sales.

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

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy. Our reputation as an innovator is exemplified by recent new product introductions such as the Genesys PressFT™ biocomposite Suture Anchor, a bioabsorbable anchor for use in arthroscopic stabilization procedures of the shoulder and labral repair of the hip; Y-Knot™ All-suture Anchor, a suture anchor implant comprised entirely of high strength suture for instability repair procedures in the shoulder and hip as well as for small joint repairs in the extremities; M-Class Blades, our new line of large bone blades that are engineered with beveled center teeth, course middle teeth and fine outer teeth that work together to provide optimal blade control and a more even cut; DetachaTip® III with a new composite shaft and internal ratcheting mechanism provides a more ergonomic, more reliable, safer alternative for Endoscopic manual instruments; Hip Preservation System™, from access to repair, the system is committed to optimizing patient outcomes by providing a comprehensive solution of joint preserving instrumentation and techniques; the Hall® Surgical Lithium Power Battery System offers lithium-ion battery technology which will provide greater power and longevity during surgery when compared to present batteries and the Altrus® Thermal Tissue Fusion System which utilizes thermal energy to seal, cut, grasp, and dissect vessels up to 7mm in size utilizing a closed feedback loop between the energy source and the single-use handpiece to precisely control the desired effect on tissue.

Business Challenges
Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011 and 2012, we experienced a sales decline in the first quarter of 2013. We believe the first quarter of 2013 decline in sales was impacted by fewer selling days compared to the same period a year ago mainly due to leap year in 2012 and this year's timing of Easter and Passover holidays in Europe and elsewhere in the world. We are cautiously optimistic that the domestic economic environment is improving, however conditions in Europe and elsewhere may present significant business challenges for the Company. While there can be no assurance that improvement in the overall economic environment will be sustained, we will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 describes significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2013.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.4 million at March 31, 2013 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Effective January 1, 2013, we are accounting and reporting for our business as a single operating segment, and goodwill as a single reporting unit. Changes in our structure are further discussed in Note 11 to the Consolidated Condensed Financial Statements. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $249.2 million and other intangible assets of $188.8 million as of March 31, 2013.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. During 2012, we completed our goodwill impairment testing with data as of October 1, 2012. We adopted the Step 0 qualitative impairment test in accordance with ASC 350 whereby we assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our last goodwill impairment testing, performed as of October 1, 2011, under the Step 1 method utilized CONMED Corporation’s EBITDA multiple adjusted for a market-based control premium with the resultant fair values exceeding carrying values by 42% to 107%. Based upon our qualitative assessment, we believe the fair value continues to exceed carrying value by a substantial margin.
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

Pension Plan

We sponsor a defined benefit pension plan (“the plan”) that covered substantially all our United States-based employees. The plan was frozen as of May 14, 2009. Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets and expected mortality. Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

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

For the three months ending March 31, 2013 we recorded pension expense of $0.3 million. Pension expense in 2013 is expected to be $1.0 million compared to expense of $2.0 million in 2012. We contributed $7.5 million during the first quarter of 2013 and do not expect any further contributions during 2013.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $42.6 million at March 31, 2013. Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2012	2013

Net sales	100.0%	100.0%
Cost of sales	48.1	45.1
Gross profit	51.9	54.9
Selling and administrative expense	38.5	41.6
Research and development expense	3.7	3.0
Medical device excise tax	—	0.8
Other expense	1.0	1.0
Income from operations	8.7	8.5
Loss on early extinguishment of debt	—	0.1
Interest expense	0.7	0.7
Income before income taxes	8.0	7.7
Provision for income taxes	2.9	2.0
Net income	5.1%	5.7%
Three months ended March 31, 2013 compared to three months ended March 31, 2012

Sales for the quarterly period ended March 31, 2013 were $187.0 million, a decrease of $7.3 million (-3.8%) compared to sales of $194.3 million in the same period a year ago with decreases across all our product lines.   Sales of capital equipment decreased $1.5 million (-3.7%) to $39.2 million in the quarterly period ended March 31, 2013 from $40.7 million in the same period a year ago; sales of single-use products decreased $5.8 million (-3.8%) to $147.8 million in the quarterly period ended March 31, 2013 from $153.6 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 3.4% and single-use products decreased 3.4%.  We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to difficult economic conditions.

•
Orthopedic surgery sales decreased $1.8 million (-1.7%) in the quarter ended March 31, 2013 to $105.0 million from $106.8 million in the same period a year ago mainly due to lower sales in our resection products offerings offset by increases in our powered instrument offerings.  In local currency, excluding the effects of the hedging program, sales decreased 1.1%.

•
General surgery sales decreased $2.7 million (-3.9%) in the quarterly period ended March 31, 2013 to $66.8 million from $69.5 million in the same period a year ago mainly due to lower sales in our Endomechanical and Advanced Patient Monitoring products.  In local currency, excluding the effects of the hedging program, sales decreased 3.7%.

•
Surgical visualization sales decreased $2.8 million (-15.6%) in the quarterly period ended March 31, 2013 to $15.2 million from $18.0 million in the same period a year ago mainly due to lower video system product sales.  In local currency, excluding the effects of the hedging program, sales decreased 15.6%.

Cost of sales decreased to $84.3 million in the quarterly period ended March 31, 2013 as compared to $93.4 million in the same period a year ago on overall decreases in sales volumes as described above.  Gross profit margins increased 3.0 percentage points to 54.9% in the quarterly period ended March 31, 2013 as compared to 51.9% in the same period a year ago.  The increase in gross profit margins of 3.0 percentage point is primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and administrative expense increased to $77.7 million in the quarterly period ended March 31, 2013 as compared to $74.8 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 41.6% in the quarterly period ended March 31, 2013 as compared to 38.5% in the same period a year ago. This increase of 3.1 percentage points is attributable to higher selling expenses and higher incentive compensation costs during the period.

Research and development expense totaled $5.7 million in the quarterly period ended March 31, 2013 as compared to $7.1 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.0% in the quarterly period ending March 31, 2013 compared to 3.7% in the same period a year ago. The decrease of 0.7 percentage points is mainly a result of restructuring within the organization and the timing of projects.

In accordance with the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act, the Company was required in 2013 to begin paying a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products. The medical device excise tax expense totaled $1.6 million in the quarterly period ending March 31, 2013.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarterly period ended March 31, 2013 consisted of a $1.6 million charge related to administrative consolidation expenses and $0.2 million in legal costs associated with a patent infringement claim as further described in Note 12. Other expense in the quarterly period ended March 31, 2012 consisted of $0.3 million charge related to administrative consolidation expenses, $1.0 million in costs associated with legal arbitration related to a contract dispute with a former distributor and $0.7 million in costs associated with the acquisition of our former distributor in the Nordic region of Europe.

During the quarterly period ending March 31, 2013, we recorded a $0.3 million loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement.

Interest expense was $1.4 million at March 31, 2013 and in the same period a year ago.  The consistent interest expense is due to lower weighted average interest rates resulting from the amended and restated credit agreement on higher weighted average borrowings outstanding in the quarterly period ended March 31, 2013 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 2.43% in the quarterly period ended March 31, 2013 as compared to 2.76% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 26.3% for the quarterly period ended March 31, 2013 compared to the 36.0% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarterly period ended March 31, 2013 is lower than that recorded in the same period a year ago as a result of higher earnings in foreign jurisdictions where the tax rates are lower than the statutory rate along with tax benefits related to business tax provisions, including the research and development credit ($0.8 million), that were enacted in the first quarter of 2013, retroactive to January 1, 2012. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2012, Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $256.8 million at March 31, 2013.  Net cash provided by operating activities was $5.5 million in the three months ended March 31, 2013 and $7.6 million in the same period a year ago generated on net income of $10.5 million and $10.0 million as of March 31, 2013 and 2012, respectively.

The decrease in cash provided by operating activities is primarily the result of higher contributions to our pension plan in the first quarter of 2013 and the payments related to the medical device excise tax that became effective January 1, 2013.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2013 consisted primarily of capital expenditures. Capital expenditures were $6.4 million and $4.1 million for the three month periods ended March 31, 2012 and 2013, respectively, and are expected to approximate $20.0 million in 2013.

Financing cash flows

Net cash provided by financing activities during 2013 consisted of the following:  $7.6 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan and $64.0 million in borrowings on our revolving credit facility under our senior credit agreement. These amounts were offset by a $34.0 million payment associated with the distribution and development agreement with Musculoskeletal Transplant Foundation (“MTF”), $25.7 million in repurchases of treasury stock, $4.3 million in dividend payments related to our common stock and $1.6 million in payments related to issuance of debt.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.71% at March 31, 2013) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%.

There were $217.0 million in borrowings outstanding on the $350.0 million revolving credit facility of the amended and restated senior credit agreement as of March 31, 2013.  Our available borrowings on the revolving credit facility of the amended and restated senior credit agreement at March 31, 2013 were $123.2 million with approximately $9.8 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our property and assets.  The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of March 31, 2013.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $8.6 million at March 31, 2013.  The mortgage note is collateralized by the Largo, Florida property and facilities.

We have outstanding $0.2 million in 2.50% convertible senior subordinated notes due 2024 (“the Notes”).  The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture for the Notes, into a combination of cash and CONMED common stock. The Notes mature on November 15, 2024 and are redeemable by us at any time.  Holders of the Notes have the right to put to us some or all of the Notes for repurchase on November 15, 2014 and 2019 and, provided the terms of the indenture for the Notes are satisfied, we will be required to repurchase the Notes.

Our Board of Directors authorized a $200.0 million share repurchase program. Through March 31, 2013, we have repurchased a total of 5.0 million shares of common stock aggregating $120.9 million under this program and have $79.1 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased

$25.7 million under the share repurchase program during the first three months of 2013.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our amended and restated senior credit agreement.

During 2012, the Board of Directors adopted a cash dividend policy. The $0.15 per share dividend for the first quarter of 2013 was paid on April 5, 2013 to shareholders of record as of March 15, 2013. The total dividend payable at March 31, 2013 was $4.2 million and is included in other current liabilities in the consolidated condensed balance sheet.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2012 and 2013, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  During the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.5 million and $1.6 million in costs associated with the restructuring during the three months ended March 31, 2012 and 2013, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations.

During 2012 and 2013, we restructured certain administrative functions throughout the Company. For the three months ended March 31, 2012 and 2013, we incurred $0.3 million and $1.6 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

We have recorded an accrual in current liabilities of $3.6 million at March 31, 2013 mainly related to severance and lease impairment costs associated with the restructuring.  We expect this phase of our plan and related cash payments to be substantially completed in 2013.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  We estimate restructuring and other costs will approximate $13.0 million to $14.0 million for the full year of 2013 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2013.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2012 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2013.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Issuer Purchase of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Program[2]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

January 1, 2013
January 31, 2013	284,864	$28.98	284,864	$96,602,920

February 1, 2013
February 28, 2013	293,399	$30.33	293,399	87,703,301

March 1, 2013
March 31, 2013	270,123	$31.75	270,123	79,126,283

Total	848,386		848,386

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the quarter ended March 31, 2012 and 2013, (ii) the Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2013, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2013.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	April 26, 2013

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Executive Vice President, Finance and
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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the quarter ended March 31, 2012 and 2013, (ii) the Consolidated Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2013, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2013.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.