Form 10-Q
period 2013-06-30
CONMED CORP
filed 2013-07-29
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2013	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 24, 2013 is 27,490,288 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Net sales	$189,695	$192,993	$384,011	$380,007

Cost of sales	89,963	90,077	183,368	174,409

Gross profit	99,732	102,916	200,643	205,598

Selling and administrative expense	73,707	77,174	148,513	154,899

Research and development expense	7,192	6,591	14,287	12,285

Medical device excise tax	—	1,406	—	2,986

Other expense	1,775	2,093	3,763	3,906

	82,674	87,264	166,563	174,076

Income from operations	17,058	15,652	34,080	31,522

Loss on early extinguishment of debt	—	—	—	263

Interest expense	1,551	1,383	2,988	2,749

Income before income taxes	15,507	14,269	31,092	28,510

Provision for income taxes	5,211	4,736	10,828	8,485

Net income	$10,296	$9,533	$20,264	$20,025

Comprehensive income	$7,687	$7,380	$18,732	$18,754

Per share data:

Net income
Basic	$0.36	$0.35	$0.72	$0.72
Diluted	0.36	0.34	0.71	0.71

Dividends per share of common stock	$0.15	$0.15	$0.30	$0.30

Weighted average common shares
Basic	28,327	27,591	28,178	27,860
Diluted	28,672	27,983	28,577	28,258

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2012	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,720	$38,123
Accounts receivable, net	139,124	140,570
Inventories	156,228	148,717
Income taxes receivable	2,897	2,800
Deferred income taxes	11,931	10,548
Prepaid expenses and other current assets	14,993	17,848
Total current assets	348,893	358,606
Property, plant and equipment, net	139,041	137,612
Deferred income taxes	1,057	1,166
Goodwill	249,160	249,160
Other intangible assets, net	190,809	186,823
Other assets	150,547	149,653
Total assets	$1,079,507	$1,083,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,093
Accounts payable	23,622	27,223
Accrued compensation and benefits	33,511	25,885
Income taxes payable	2,706	1,617
Other current liabilities	64,325	43,337
Total current liabilities	125,214	99,155

Long-term debt	160,802	233,017
Deferred income taxes	99,857	105,630
Other long-term liabilities	86,636	60,551
Total liabilities	472,509	498,353

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2012 and 2013, respectively	313	313
Paid-in capital	324,322	322,792
Retained earnings	377,907	389,620
Accumulated other comprehensive loss	(27,581)	(28,852)
Less: 2,925,801 and 3,813,051 shares of common stock
in treasury, at cost in 2012 and 2013, respectively	(67,963)	(99,206)
Total shareholders’ equity	606,998	584,667
Total liabilities and shareholders’ equity	$1,079,507	$1,083,020

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2012	2013
Cash flows from operating activities:
Net income	$20,264	$20,025
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	9,274	9,168
Amortization	13,790	14,648
Stock-based compensation	2,574	2,496
Deferred income taxes	6,091	5,038
Loss on early extinguishment of debt	—	263
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(1,027)	(2,689)
Inventories	3,078	(1,581)
Accounts payable	1,345	(2,207)
Income taxes receivable (payable)	(4,589)	(1,171)
Accrued compensation and benefits	(6,730)	(7,393)
Other assets	(1,779)	(3,714)
Other liabilities	(9,014)	(9,729)
	13,013	3,129
Net cash provided by operating activities	33,277	23,154

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,596)	(8,201)
Payments related to distribution agreement	(64,116)	—
Net cash used in investing activities	(75,712)	(8,201)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	7,868	10,366
Repurchase of common stock	—	(44,729)
Payments on senior credit agreement	(32,063)	—
Proceeds from senior credit agreement	57,000	73,000
Payment related to distribution agreement	—	(34,000)
Payments on mortgage notes	(475)	(515)
Payment related to senior subordinated notes	—	(227)
Payments related to issuance of debt	—	(1,725)
Dividends paid on common stock	(4,328)	(8,445)
Other, net	4,925	7,090
Net cash provided by financing activities	32,927	815

Effect of exchange rate changes
on cash and cash equivalents	(294)	(1,365)

Net increase (decrease) in cash and cash equivalents	(9,802)	14,403

Cash and cash equivalents at beginning of period	26,048	23,720

Cash and cash equivalents at end of period	$16,246	$38,123

Non-cash financing activities:
Dividends payable	$4,262	$4,123
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Income taxes receivable and income taxes payable at December 31, 2012 have been revised to conform to the current year presentation.

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net income	$10,296	$9,533	$20,264	$20,025

Other comprehensive income:
Pension liability, net of
income tax	461	461	923	922
Cash flow hedging gain (loss),
net of income tax	292	379	(1,269)	2,506
Foreign currency
translation adjustment	(3,362)	(2,993)	(1,186)	(4,699)

Comprehensive income	$7,687	$7,380	$18,732	$18,754

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)[a]	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income
before reclassifications	2,973	—	(4,699)	(1,726)

Amounts reclassified from accumulated
other comprehensive income[b]	(467)	922	—	455

Net current-period other
comprehensive income	2,506	922	(4,699)	(1,271)

Balance, June 30, 2013	$1,376	$(29,453)	$(775)	$(28,852)

(a) All amounts are net of tax.
(b) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. The amounts recorded in the chart above are for the six months ended June 30, 2013. For the three months ended June 30, 2013, $0.4 million of the cash flow hedging gain and $0.5 million of the pension liability were reclassified from accumulated other comprehensive income to the statement of income. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge certain forecasted intercompany transactions denominated in foreign currencies through the use of forward contracts. We account for these forward contracts as cash flow hedges. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss. These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs. The notional contract amounts for forward contracts outstanding at June 30, 2013 which have been accounted for as cash flow hedges totaled $104.7 million. Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $1.4 million and $0.4 million for the three months ended June 30, 2012 and 2013, respectively and $2.3 million and $0.5 million for the six months ended June 30, 2012 and 2013, respectively. Net unrealized gains on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $1.4 million at June 30, 2013. It is expected these unrealized gains will be recognized in the consolidated statements of comprehensive income in 2013 and 2014.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies. These forward contracts settle each month at month-end, at which time we enter into new forward contracts. We have not designated these forward contracts as hedges and have not applied hedge accounting to them. The notional contract amounts for forward contracts outstanding at June 30, 2013 which have not been designated as hedges totaled $43.8 million. Net realized gains recognized in connection with those forward contracts not accounted for as hedges approximated $0.3 million and $0.0 million for the three months ended June 30, 2012 and 2013, respectively, offsetting losses on our intercompany receivables of $(0.7) million and $(0.2) million for the three months ended June 30, 2012 and 2013, respectively. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(0.4) million and $0.8 million for the six months ended June 30, 2012 and 2013, respectively, offsetting losses on our intercompany receivables of $(0.3) million and $(1.6) million for the six months ended June

30, 2012 and 2013, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2012 and June 30, 2013:

December 31, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(457)	Other current liabilities	$2,249	$1,792

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	—	Other current liabilities	150	150

Total derivatives		$(457)		$2,399	$1,942

June 30, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$2,567	Prepaid expenses and other current assets	$(385)	$2,182

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	7	Prepaid expenses and other current assets	(78)	(71)

Total derivatives		$2,574		$(463)	$2,111

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at December 31, 2012 and June 30, 2013 we have recorded the net fair value of $1.9 million in other current liabilities and $2.1 million in prepaid expenses and other current assets, respectively.

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

As of June 30, 2013, we do not have any significant non-recurring measurements of non-financial assets and non-financial liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2013 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for identical or similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2012	June 30, 2013

Raw materials	$45,115	$45,665
Work-in-process	14,229	14,474
Finished goods	96,884	88,578
Total	$156,228	$148,717

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net income	$10,296	$9,533	$20,264	$20,025

Basic – weighted average shares outstanding	28,327	27,591	28,178	27,860

Effect of dilutive potential securities	345	392	399	398

Diluted – weighted average shares outstanding	28,672	27,983	28,577	28,258

Net income
Basic (per share)	$0.36	$0.35	$0.72	$0.72
Diluted (per share)	$0.36	$0.34	$0.71	$0.71

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.4 million and 0.1 million for the three months ended June 30, 2012 and 2013, respectively. Shares excluded from the calculation of diluted EPS aggregated 0.4 million and 0.1 million for the six months ended June 30, 2012 and 2013, respectively.

Note 7 – Goodwill, Other Intangible Assets, and Other Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

Balance as of December 31, 2012, as reported	$256,821

Reduction in goodwill resulting from a business acquisition purchase price allocation adjustment	(7,661)

Balance as of December 31, 2012, as revised, and June 30, 2013	$249,160

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

      Other intangible assets consist of the following:

	December 31, 2012		June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$135,690	$(50,083)	$135,690	$(52,644)

Patents and other intangible assets	54,412	(37,554)	54,435	(39,002)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

	$278,446	$(87,637)	$278,469	$(91,646)

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

Amortization expense related to intangible assets which are subject to amortization totaled $1,930 and $3,862 in the three and six months ended June 30, 2012 and $2,021 and $4,009 in the three and six months ended June 30, 2013, respectively, and is included in selling and administrative expense on the consolidated condensed statements of income.

The estimated intangible asset amortization expense for the year ending December 31, 2013, including the six month period ended June 30, 2013 and for each of the five succeeding years is as follows:

2013	$7,866
2014	7,240
2015	6,860
2016	6,751
2017	6,737
2018	6,682

On January 3, 2012, the Company entered into a Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”) to obtain (i) MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine, and (ii) an exclusive license to an autograft (patient's own) blood Platelet-Rich Plasma (“PRP”) therapy technology and products (collectively, the “Transaction”). The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets. On January 3, 2013, we paid $34.0 million of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in equal installments in each year thereafter. The $50.0 million related to the contingent payment is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets. At June 30, 2013, the gross carrying amount of the assets acquired amounted to $149.4 million and the related accumulated amortization was $9.0 million. This has been recorded in other assets and is being amortized on a straight line basis over the expected useful life of 25 years. Amortization expense is recorded as a reduction to sales.

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2012	2013

Balance as of January 1,	$3,618	$3,636

Provision for warranties	2,127	1,814

Claims made	(2,043)	(2,178)

Balance as of June 30,	$3,702	$3,272

Note 9 – Pension Plan

Net periodic pension costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Service cost	$65	$69	$130	$138

Interest cost on projected benefit obligation	860	785	1,719	1,571

Expected return on plan assets	(1,131)	(1,302)	(2,262)	(2,604)

Net amortization and deferral	731	732	1,463	1,463

Net periodic pension cost	$525	$284	$1,050	$568

We contributed $7.5 million during the first quarter of 2013 related to the 2013 plan year. We do not expect to make any further contributions during 2013.

Note 10 – Other Expense

Other expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Administrative consolidation costs	$1,231	$1,566	$1,504	$3,170
Costs associated with legal arbitration and patent dispute	544	527	1,555	736
Costs associated with purchase of a distributor	—	—	704	—

Other expense	$1,775	$2,093	$3,763	$3,906

During 2012 and 2013, we restructured certain administrative functions. For the three and six months ended June 30, 2012 we incurred $1.2 million and $1.5 million, respectively, in related costs and for the three and six months ended June 30, 2013 we incurred $1.6 million and $3.2 million, respectively in related costs consisting principally of severance charges.

During 2012, we incurred legal costs related to a contractual dispute with a former distributor. The dispute was resolved in the second quarter of 2012. For the three and six months ended June 30, 2012, we incurred costs totaling $0.5 million and $1.6 million, respectively.

During the six months ended June 30, 2012, we incurred $0.7 million in costs associated with the purchase of the Company's former distributor in the Nordic region of Europe.

During the three and six months ended June 30, 2013, we incurred $0.5 million and $0.7 million in legal costs associated with a patent infringement claim as further described in Note 12.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Orthopedic surgery	$103,836	$101,853	$210,724	$206,867
General surgery	71,540	73,184	141,044	140,032
Surgical visualization	14,319	17,956	32,243	33,108
Consolidated net sales	$189,695	$192,993	$384,011	$380,007

Note 12 – Legal Proceedings

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement, or other claims incurred in the ordinary course of business. Likewise, from time to time, the Company may receive a subpoena from a government agency such as the Securities and Exchange Commission, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, or other federal and state agencies or foreign governments or government agencies. These subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or as required as a matter of law. In some cases we may be entitled to indemnification by third parties. We establish reserves sufficient to cover probable losses associated with claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Restructuring costs included in cost of sales	$1,202	$1,606	$2,676	$3,228

Restructuring costs included in other expense	$1,231	$1,566	$1,504	$3,170

During 2012 and 2013, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities. During the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.2 million and $2.7 million in costs associated with the restructuring during the three and six months ended June 30, 2012 and incurred $1.6 million and $3.2 million in costs associated with restructuring during the three and six months ended June 30, 2013, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations.

Restructuring costs included in other expense are described more fully in Note 10.

We have recorded an accrual in current liabilities of $3.5 million at June 30, 2013 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2013	$4,120

Expenses incurred	2,126

Payments made	(2,747)

Balance at June 30, 2013	$3,499

Note 15 - Amended and Restated Senior Credit Agreement

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.70% at June 30, 2013) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Orthopedic surgery	54.8%	52.8%	54.9%	54.5%
General surgery	37.7%	37.9%	36.7%	36.8%
Surgical visualization	7.5%	9.3%	8.4%	8.7%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business. During the three and six months ended June 30, 2013 international sales approximated 51.8% and 51.2%, respectively, of total net sales.

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

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011 and 2012, we experienced a sales decline in the first six months of 2013. We are cautiously optimistic that the domestic economic environment is improving, however conditions in Europe and elsewhere may present significant business challenges for the Company. While there can be no assurance that improvement in the overall economic environment will be sustained, we will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 describes significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2013.

Revenue Recognition

Revenue is recognized when title has been transferred to the customer which is at the time of shipment. The following policies apply to our major categories of revenue transactions:

•
Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped under our stated shipping terms. Payment by the customer is due under fixed payment terms and collectability is reasonably assured.

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

•
We recognize revenues related to the promotion and marketing of sports medicine allograft tissue in accordance with the contractual terms of our agreement with Musculoskeletal Transplant Foundation (“MTF”) on a net basis as our role is limited to that of an agent earning a commission or fee. Accordingly, net revenues are recognized as a “Service Fee” for our promotion and marketing efforts when the services are completed. The Service Fee is calculated based on a percentage of the net amounts billed by MTF to its customers. Our net commission Service Fee is based on the contractual terms of our agreement and is currently 50%. This percentage can vary over the term of the agreement but is contractually determinable. Our Service Fee revenues are recorded net of amortization of the acquired assets, which are being expensed over the expected useful life of 25 years.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.5 million at June 30, 2013 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Effective January 1, 2013, we are accounting and reporting for our business as a single operating segment, and goodwill as a single reporting unit. Changes in our structure are further discussed in Note 11 to the Consolidated Condensed Financial Statements. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated goodwill of $249.2 million and other intangible assets of $186.8 million as of June 30, 2013.

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

For the three and six months ending June 30, 2013 we recorded pension expense of $0.3 million and $0.6 million. Pension expense in 2013 is expected to be $1.1 million compared to expense of $2.0 million in 2012. We contributed $7.5 million during the first quarter of 2013 and do not expect any further contributions during 2013.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $42.6 million at June 30, 2013. Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.4	46.7	47.8	45.9
Gross profit	52.6	53.3	52.2	54.1
Selling and administrative expense	38.9	40.0	38.6	40.8
Research and development expense	3.8	3.4	3.7	3.2
Medical device excise tax	—	0.7	—	0.8
Other expense	0.9	1.1	1.0	1.0
Income from operations	9.0	8.1	8.9	8.3
Loss on early extinguishment of debt	—	—	—	0.1
Interest expense	0.8	0.7	0.8	0.7
Income before income taxes	8.2	7.4	8.1	7.5
Provision for income taxes	2.8	2.5	2.8	2.2
Net income	5.4%	4.9%	5.3%	5.3%
Quarter ended June 30, 2013 compared to quarter ended June 30, 2012

Sales for the quarter ended June 30, 2013 were $193.0 million, an increase of $3.3 million (1.7%) compared to sales of $189.7 million in the same period a year ago with increases in the visualization and general surgery product lines.   Sales of capital equipment increased $3.1 million (8.6%) to $39.2 million in the quarter ended June 30, 2013 from $36.1 million in the same period a year ago; sales of single-use products increased $0.2 million (0.1%) to $153.8 million in the quarter ended June 30, 2013 from $153.6 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment increased 9.2% and single-use products increased 0.7%.

•
Orthopedic surgery sales decreased $2.0 million (-1.9%) in the quarter ended June 30, 2013 to $101.8 million from $103.8 million in the same period a year ago mainly due to lower sales in our resection instrument offerings.  In local currency, excluding the effects of the hedging program, sales decreased 1.1%.

•
General surgery sales increased $1.6 million (2.2%) in the quarter ended June 30, 2013 to $73.2 million from $71.6 million in the same period a year ago mainly due to higher sales in our Endomechanical and GI & Pulmonary products.  In local currency, excluding the effects of the hedging program, sales increased 2.7%.

•
Surgical visualization sales increased $3.7 million (25.9%) in the quarter ended June 30, 2013 to $18.0 million from $14.3 million in the same period a year ago due to higher video system product sales mainly resulting from our Viking Systems, Inc. acquisition in September 2012.  In local currency, excluding the effects of the hedging program, sales increased 25.2%.

Cost of sales remained flat at $90.1 million in the quarter ended June 30, 2013 as compared to $90.0 million in the same period a year ago.  Gross profit margins increased 0.7 percentage points to 53.3% in the quarter ended June 30, 2013 as compared to 52.6% in the same period a year ago.  The increase in gross profit margins of 0.7 percentage points is primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and administrative expense increased to $77.2 million in the quarter ended June 30, 2013 as compared to $73.7 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 40.0% in the quarter ended June 30, 2013 as compared to 38.9% in the same period a year ago. This increase of 1.1 percentage points is attributable to higher selling and marketing expenses during the period.

Research and development expense totaled $6.6 million in the quarter ended June 30, 2013 as compared to $7.2 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.4% in the quarterly period ending June 30, 2013 compared to 3.8% in the same period a year ago. The decrease of 0.4 percentage points is mainly a result of the timing of projects.

In accordance with the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act, the Company was required in 2013 to begin paying a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products. The medical device excise tax expense totaled $1.4 million in the quarterly period ending June 30, 2013.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended June 30, 2013 consisted of a $1.6 million charge related to administrative consolidation expenses and $0.5 million in legal costs associated with a patent infringement claim as further described in Note 12. Other expense in the quarter ended June 30, 2012 consisted of a $1.2 million charge related to administrative consolidation expenses and $0.5 million in costs associated with legal arbitration related to a contract dispute with a former distributor.

Interest expense was $1.4 million at June 30, 2013 compared to $1.6 million in the same period a year ago.  The decrease in interest expense is due to lower weighted average interest rates resulting from the amended and restated credit agreement on higher weighted average borrowings outstanding in the quarter ended June 30, 2013 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 2.29% in the quarter ended June 30, 2013 as compared to 3.19% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 33.2% for the quarter ended June 30, 2013 compared to the 33.6% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarter ended June 30, 2013 is lower than that recorded in the same period a year ago as a result of a greater proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory rate along with tax benefits related to business tax provisions, including the research and development credit, that were enacted in the first quarter of 2013, retroactive to January 1, 2012. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2012, Note 6 to the Consolidated Financial Statements.
Six Months Ended June 30, 2013 compared to six months ended June 30, 2012

Sales for the six months ended June 30, 2013 were $380.0 million, a decrease of $4.0 million (-1.0%) compared to sales of $384.0 million in the same period a year ago with decreases in the orthopedics and general surgery product lines. In local currency, excluding the effects of the hedging program, sales decreased 0.5%. Sales of capital equipment increased $1.6 million (2.1%) to $78.4 million in the six months ended June 30, 2013 from $76.8 million in the same period a year ago; sales of single-use products decreased $5.6 million (-1.8%) to $301.6 million in the six months ended June 30, 2013 from $307.2 million in the same period a year ago. On a local currency basis, excluding the effects of the hedging program, sales of capital equipment increased 2.6% while single-use products decreased 1.3%.

•
Orthopedic surgery sales decreased $3.8 million (-1.8%) in the six months ended June 30, 2013 to $206.9 million from $210.7 million in the same period a year ago due to lower sales in our resection product offerings. In local currency, excluding the effects of the hedging program, sales decreased 1.2%.

•
General surgery sales decreased $1.0 million (-0.7%) in the six months ended June 30, 2013 to $140.0 million from $141.0 million in the same period a year ago due to lower sales in our Advanced Energy and Advanced Patient Monitoring products. In local currency, excluding the effects of the hedging program, sales decreased 0.4%.

•
Surgical visualization sales increased $0.8 million (2.5%) in the six months ended June 30, 2013 to $33.1 million from $32.3 million in the same period a year ago due to higher video system product sales. In local currency, excluding the effects of the hedging program, sales increased 3.1%.

Cost of sales decreased to $174.4 million in the six months ended June 30, 2013 as compared to $183.4 million in the same period a year ago. Gross profit margins increased 1.9 percentage points to 54.1% in the six months ended June 30, 2013 as compared to 52.2% in the same period a year ago primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operation.

Selling and administrative expense increased to $154.9 million in the six months ended June 30, 2013 as compared to $148.5 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 40.8% in the six months ended June 30, 2013 as compared to 38.6% in the same period a year ago. This increase of 2.2 percentage points is attributable to higher selling and marketing expenses during the period.

Research and development expense totaled $12.3 million in the six months ended June 30, 2013 as compared to $14.3 million in the same period a year ago. As a percentage of net sales, research and development expense decreased to 3.2% in the six months ended June 30, 2013 compared to 3.7% in the same period a year ago. This decrease of 0.5 percentage points is mainly a result of the timing of projects.

In accordance with the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act, the Company was required in 2013 to begin paying a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products. The medical device excise tax expense totaled $3.0 million in the six months ended June 30, 2013.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the six months ended June 30, 2013 consisted of a $3.2 million charge related to administrative consolidation expenses and $0.7 million in legal costs associated with a patent infringement claim as further described in Note 12. Other expense in the six months ended June 30, 2012 consisted of $1.5 million in charges related to administrative consolidation expenses, $1.6 million in costs associated with legal arbitration related to a contract dispute with a former distributor and $0.7 million in costs associated with the acquisition of our former distributor in the Nordic region of Europe.

During the six months ended June 30, 2013, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement.

Interest expense was $2.7 million at June 30, 2013 as compared to $3.0 million in the same period a year ago. The decrease in interest expense is due to lower weighted average interest rates resulting from the amended and restated credit agreement on higher weighted average borrowings outstanding in the six months ended June 30, 2013 as compared to the same period a year ago. The weighted average interest rates on our borrowings decreased to 2.36% in the six months ended June 30, 2013 as compared to 2.98% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 29.8% for the six months ended June 30, 2013 compared to the 34.8% effective tax rate recorded in the same period a year ago.  The effective tax rate for the six months ended June 30, 2013 is lower than that recorded in the same period a year ago as a result of a greater proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory rate along with tax benefits related to business tax provisions, including the research and development credit ($0.8 million), that were enacted in the first quarter of 2013, retroactive to January 1, 2012. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2012, Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $259.5 million at June 30, 2013.  Net cash provided by operating activities was $23.2 million in the six months ended June 30, 2013 and $33.3 million in the same period a year ago generated on net income of $20.0 million and $20.3 million as of June 30, 2013 and 2012, respectively.

The decrease in cash provided by operating activities is primarily the result of higher contributions to our pension plan in the first quarter of 2013, the payments related to the medical device excise tax that became effective January 1, 2013 and changes in working capital accounts in 2013.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2013 consisted primarily of capital expenditures. Capital expenditures were $11.6 million and $8.2 million for the six month periods ended June 30, 2012 and 2013, respectively, and are expected to approximate $20.0 million in 2013. The decrease in cash used in investing activities is the result of $64.1 million in payments during the six months ended June 30, 2012 associated with the distribution and development agreement with Musculoskeletal Transplant Foundation (“MTF”).

Financing cash flows

Net cash provided by financing activities during 2013 consisted of the following:  $10.4 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan and $73.0 million in borrowings on our revolving credit facility under our amended and restated senior credit agreement. These amounts were offset by a $34.0 million payment associated with the distribution and development agreement with MTF, $44.7 million in repurchases of treasury stock, $8.4 million in dividend payments related to our common stock, $1.7 million in payments related to issuance of debt and $0.2 million in payments related to the remaining balance of our 2.50% convertible senior subordinated notes.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.70% at June 30, 2013) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%.

There were $226.0 million in borrowings outstanding on the $350.0 million revolving credit facility of the amended and restated senior credit agreement as of June 30, 2013.  Our available borrowings on the revolving credit facility of the amended and restated senior credit agreement at June 30, 2013 were $115.4 million with approximately $8.6 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our property and assets.  The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of June 30, 2013.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $8.1 million at June 30, 2013.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors authorized a $200.0 million share repurchase program. Through June 30, 2013, we have repurchased a total of 5.6 million shares of common stock aggregating $139.9 million under this program and have $60.1 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased $44.7 million under the share repurchase program during the first six months of 2013.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our amended and restated senior credit agreement.

During 2012, the Board of Directors adopted a cash dividend policy. The $0.15 per share dividend for the second quarter of 2013 was paid on July 8, 2013 to shareholders of record as of June 17, 2013. The total dividend payable at June 30, 2013 was $4.1 million and is included in other current liabilities in the consolidated condensed balance sheet.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2012 and 2013, we have continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  During the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.2 million and $2.7 million in costs associated with the restructuring during the three and six months ended June 30, 2012, respectively, and incurred $1.6 million and $3.2 million in costs associated with restructuring during the three and six months ended June 30, 2013, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations.

During 2012 and 2013, we restructured certain administrative functions throughout the Company. For the three and six months ended June 30, 2012 we incurred $1.2 million and $1.5 million, respectively, in related costs and for the three and six months ended June 30, 2013 we incurred $1.6 million and $3.2 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

We have recorded an accrual in current liabilities of $3.5 million at June 30, 2013 mainly related to severance and lease impairment costs associated with the restructuring.  We expect this phase of our plan and related cash payments to be substantially completed in 2013.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  We estimate restructuring and other costs will approximate $14.0 million to $15.0 million for the full year of 2013 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2013.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2012 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2013.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Issuer Purchase of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Program[2]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

April 1, 2013
April 30, 2013	131,638	$32.34	131,638	$74,868,470

May 1, 2013
May 31, 2013	450,859	$32.69	450,859	60,128,968

June 1, 2013
June 30, 2013	—	$—	—	60,128,968

Total	582,497		582,497

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2013, (ii) the Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2013, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2013.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	July 26, 2013

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2013, (ii) the Consolidated Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2013, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2013.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.