Form 10-Q
period 2013-09-30
CONMED CORP
filed 2013-10-28
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2013	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 22, 2013 is 27,614,196 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Net sales	$181,885	$179,255	$565,896	$559,262

Cost of sales	83,972	83,831	267,340	258,240

Gross profit	97,913	95,424	298,556	301,022

Selling and administrative expense	74,064	73,476	222,577	228,375

Research and development expense	7,077	7,108	21,364	19,393

Medical device excise tax	—	1,427	—	4,413

Other expense	2,658	4,608	6,421	8,514

	83,799	86,619	250,362	260,695

Income from operations	14,114	8,805	48,194	40,327

Loss on early extinguishment of debt	—	—	—	263

Interest expense	1,345	1,382	4,333	4,131

Income before income taxes	12,769	7,423	43,861	35,933

Provision for income taxes	3,449	1,736	14,277	10,221

Net income	$9,320	$5,687	$29,584	$25,712

Comprehensive income	$10,197	$7,583	$28,929	$26,337

Per share data:

Net income
Basic	$0.33	$0.21	$1.05	$0.93
Diluted	0.32	0.20	1.03	0.91

Dividends per share of common stock	$0.15	$0.15	$0.45	$0.45

Weighted average common shares
Basic	28,438	27,518	28,265	27,744
Diluted	28,721	27,834	28,621	28,111

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2012	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,720	$49,831
Accounts receivable, net	139,124	130,589
Inventories	156,228	150,995
Income taxes receivable	2,897	3,388
Deferred income taxes	11,931	12,124
Prepaid expenses and other current assets	14,993	16,989
Total current assets	348,893	363,916
Property, plant and equipment, net	139,041	138,505
Deferred income taxes	1,057	1,183
Goodwill	248,502	248,502
Other intangible assets, net	334,185	322,698
Other assets	7,171	9,121
Total assets	$1,078,849	$1,083,925

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,093
Accounts payable	23,622	27,236
Accrued compensation and benefits	33,511	26,149
Income taxes payable	2,706	311
Other current liabilities	64,325	46,090
Total current liabilities	125,214	100,879

Long-term debt	160,802	224,017
Deferred income taxes	99,199	107,187
Other long-term liabilities	86,636	59,610
Total liabilities	471,851	491,693

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2012 and 2013, respectively	313	313
Paid-in capital	324,322	324,403
Retained earnings	377,907	391,179
Accumulated other comprehensive loss	(27,581)	(26,956)
Less: 2,925,801 and 3,716,981 shares of common stock
in treasury, at cost in 2012 and 2013, respectively	(67,963)	(96,707)
Total shareholders’ equity	606,998	592,232
Total liabilities and shareholders’ equity	$1,078,849	$1,083,925

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2012	2013
Cash flows from operating activities:
Net income	$29,584	$25,712
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	14,018	13,701
Amortization	20,752	21,840
Stock-based compensation	4,115	4,102
Deferred income taxes	11,752	6,802
Loss on early extinguishment of debt	—	263
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	6,910	8,811
Inventories	(2,436)	(5,581)
Accounts payable	1,693	2,019
Income taxes receivable (payable)	(7,996)	(3,262)
Accrued compensation and benefits	(5,235)	(7,352)
Other assets	(2,723)	(2,636)
Other liabilities	(9,171)	(10,781)
	31,679	27,926
Net cash provided by operating activities	61,263	53,638

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,969)	(13,552)
Payments related to distribution agreement	(82,843)	—
Net cash used in investing activities	(98,812)	(13,552)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	9,414	13,027
Repurchase of common stock	—	(44,729)
Payments on senior credit agreement	(53,588)	—
Proceeds from senior credit agreement	80,000	64,000
Payment related to distribution agreement	—	(34,000)
Payments on mortgage notes	(475)	(515)
Payment related to senior subordinated notes	—	(227)
Payments related to issuance of debt	—	(1,725)
Dividends paid on common stock	(8,590)	(12,568)
Other, net	5,533	2,975
Net cash provided by (used in) financing activities	32,294	(13,762)

Effect of exchange rate changes
on cash and cash equivalents	(974)	(213)

Net increase (decrease) in cash and cash equivalents	(6,229)	26,111

Cash and cash equivalents at beginning of period	26,048	23,720

Cash and cash equivalents at end of period	$19,819	$49,831

Non-cash financing activities:
Dividends payable	$4,272	$4,128
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

Income taxes receivable and income taxes payable at December 31, 2012 have been revised to conform to the current year presentation.

We have reclassified the promotional, marketing and distribution rights totaling $143.6 million at December 31, 2012 from Other Assets to Other Intangible Assets to conform to current year presentation.

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net income	$9,320	$5,687	$29,584	$25,712

Other comprehensive income:
Pension liability, net of
income tax	450	461	1,373	1,383
Cash flow hedging gain (loss),
net of income tax	(1,607)	(2,410)	(2,876)	96
Foreign currency
translation adjustment	2,034	3,845	848	(854)

Comprehensive income	$10,197	$7,583	$28,929	$26,337

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)[a]	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income
before reclassifications	675	—	(854)	(179)

Amounts reclassified from accumulated
other comprehensive income[b]	(579)	1,383	—	804

Net current-period other
comprehensive income	96	1,383	(854)	625

Balance, September 30, 2013	$(1,034)	$(28,992)	$3,070	$(26,956)

(a) All amounts are net of tax.
(b) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. The amounts recorded in the chart above are for the nine months ended September 30, 2013. For the three months ended September 30, 2013, $0.1 million of the cash flow hedging gain and $0.5 million of the pension liability were reclassified from accumulated other comprehensive income to the statement of income. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge certain forecasted intercompany transactions denominated in foreign currencies through the use of forward contracts. We account for these forward contracts as cash flow hedges. To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss. These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs. The notional contract amounts for forward contracts outstanding at September 30, 2013 which have been accounted for as cash flow hedges totaled $162.2 million. Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $1.0 million and $0.1 million for the three months ended September 30, 2012 and 2013, respectively, and $3.2 million and $0.6 million for the nine months ended September 30, 2012 and 2013, respectively. Net unrealized losses on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $1.0 million at September 30, 2013. It is expected these unrealized losses will be recognized in the consolidated statements of comprehensive income in 2013 and 2014.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies. These forward contracts settle each month at month-end, at which time we enter into new forward contracts. We have not designated these forward contracts as hedges and have not applied hedge accounting to them. The notional contract amounts for forward contracts outstanding at September 30, 2013 which have not been designated as hedges totaled $41.1 million. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(1.2) million and $(1.1) million for the three months ended September 30, 2012 and 2013, respectively, offsetting gains on our intercompany receivables of $1.0 million and $0.9 million for the three months ended September 30, 2012 and 2013, respectively. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(1.6) million and $(0.3) million for the nine months ended September 30, 2012 and 2013, respectively, offsetting gains (losses) on our intercompany receivables of $0.7 million and $(0.7) million for the nine months ended September 30, 2012 and 2013, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated statements of operations.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2012 and September 30, 2013:

December 31, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(457)	Other current liabilities	$2,249	$1,792

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	—	Other current liabilities	150	150

Total derivatives		$(457)		$2,399	$1,942

September 30, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(716)	Other current liabilities	$2,356	$1,640

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	(9)	Other current liabilities	33	24

Total derivatives		$(725)		$2,389	$1,664

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at December 31, 2012 and September 30, 2013 we have recorded the net fair value of $1.9 million and $1.7 million, respectively, in other current liabilities.

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

As of September 30, 2013, we do not have any significant non-recurring measurements of non-financial assets and non-financial liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2013 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2012	September 30, 2013

Raw materials	$45,115	$41,697
Work-in-process	14,229	16,198
Finished goods	96,884	93,100
Total	$156,228	$150,995

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net income	$9,320	$5,687	$29,584	$25,712

Basic – weighted average shares outstanding	28,438	27,518	28,265	27,744

Effect of dilutive potential securities	283	316	356	367

Diluted – weighted average shares outstanding	28,721	27,834	28,621	28,111

Net income
Basic (per share)	$0.33	$0.21	$1.05	$0.93
Diluted (per share)	$0.32	$0.20	$1.03	$0.91

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.4 million and 0.0 million for the three months ended September 30, 2012 and 2013, respectively. Shares excluded from the calculation of diluted EPS aggregated 0.4 million and 0.0 million for the nine months ended September 30, 2012 and 2013, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

Balance as of December 31, 2012, as reported	$256,821

Reduction in goodwill resulting from a business acquisition purchase price allocation adjustment	(8,319)

Balance as of December 31, 2012, as revised, and September 30, 2013	$248,502

During 2013, we finalized the allocation of purchase price related to our acquisition of Viking Systems, Inc.. We recorded a deferred tax asset of $8.3 million relating to the acquired net operating losses, which resulted in a corresponding reduction to goodwill. There have been no other changes in the consideration paid, working capital, or other acquired assets and liabilities, other than those described above, since December 31, 2012.

      Other intangible assets consist of the following:

	December 31, 2012		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$135,690	$(50,083)	$135,690	$(53,815)

Promotional, marketing & distribution rights	149,376	(6,000)	149,376	(10,500)

Patents and other intangible assets	54,412	(37,554)	52,005	(38,402)

Unamortized intangible assets:

Trademarks and tradenames	88,344	—	88,344	—

	$427,822	$(93,637)	$425,415	$(102,717)

Customer relationships, trademarks, tradenames, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 3, 2013, we paid $34.0 million of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in equal installments in each year thereafter. The $50.0 million related to the remaining contingent obligation is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

Amortization expense related to intangible assets which are subject to amortization totaled $3,429 and $10,291 in the three and nine months ended September 30, 2012 and $3,353 and $9,080 in the three and nine months ended September 30, 2013, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) on the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years. Customer relationships are being amortized over a weighted average life of 33 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 15 years.

The estimated intangible asset amortization expense for the year ending December 31, 2013, including the nine month period ended September 30, 2013 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2013	$7,409	$6,000	$13,409
2014	7,006	6,000	13,006
2015	6,618	6,000	12,618
2016	6,515	6,000	12,515
2017	6,503	6,000	12,503
2018	6,446	6,000	12,446

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2012	2013

Balance as of January 1,	$3,618	$3,636

Provision for warranties	3,136	2,310

Claims made	(3,093)	(2,927)

Balance as of September 30,	$3,661	$3,019

Note 9 – Pension Plan

Net periodic pension costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Service cost	$65	$69	$195	$208

Interest cost on projected benefit obligation	860	785	2,579	2,356

Expected return on plan assets	(1,131)	(1,302)	(3,394)	(3,907)

Net amortization and deferral	731	732	2,195	2,195

Net periodic pension cost	$525	$284	$1,575	$852

We contributed $7.5 million during the first quarter of 2013 related to the 2013 plan year. We do not expect to make any further contributions during 2013.

Note 10 – Other Expense

Other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Administrative consolidation costs	$1,940	$3,133	$3,444	$6,303
Costs associated with legal arbitration and patent dispute	—	1,475	1,555	2,211
Costs associated with purchase of a distributor	—	—	704	—
Costs associated with purchase of a business	718	—	718	—
Other expense	$2,658	$4,608	$6,421	$8,514

During 2012 and 2013, we restructured certain administrative functions. For the three and nine months ended September 30, 2012 we incurred $1.9 million and $3.4 million, respectively, in related costs and for the three and nine months ended September 30, 2013 we incurred $3.1 million and $6.3 million, respectively, in related costs consisting principally of severance charges and the write-off of certain patents.

During 2012, we incurred legal costs related to a contractual dispute with a former distributor. The dispute was resolved in the second quarter of 2012. For the nine months ended September 30, 2012, we incurred costs totaling $1.6 million.

During the third quarter of 2012, we incurred $0.7 million in costs related to the acquisition of Viking Systems Inc..

During the nine months ended September 30, 2012, we incurred $0.7 million in costs associated with the purchase of the Company's former distributor in the Nordic region of Europe.

During the three and nine months ended September 30, 2013, we incurred $1.5 million and $2.2 million, respectively, in legal costs associated with a patent infringement claim as further described in Note 12.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Orthopedic surgery	$96,164	$95,559	$306,887	$302,427
General surgery	69,216	69,886	210,260	209,918
Surgical visualization	16,505	13,810	48,749	46,917
Consolidated net sales	$181,885	$179,255	$565,896	$559,262

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

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Facility consolidation costs	$1,843	$1,124	$4,519	$4,352
Termination of a product offering	—	2,137	—	2,137
Restructuring costs included in cost of sales	$1,843	$3,261	$4,519	$6,489

Restructuring costs included in other expense	$1,940	$3,133	$3,444	$6,303

During 2012 and 2013, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities. During the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.8 million and $4.5 million in costs associated with the restructuring during the three and nine months ended September 30, 2012, respectively, and incurred $1.1 million and $4.4 million in costs associated with restructuring during the three and nine months ended September 30, 2013, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold during the three and nine months ended September 30, 2013.

Restructuring costs included in other expense are described more fully in Note 10.

We have recorded an accrual in current liabilities of $3.7 million at September 30, 2013 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2013	$4,120

Expenses incurred	2,965

Payments made	(3,339)

Balance at September 30, 2013	$3,746

Note 15 - Amended and Restated Senior Credit Agreement

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.70% at September 30, 2013) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Orthopedic surgery	52.9%	53.3%	54.2%	54.1%
General surgery	38.0%	39.0%	37.2%	37.5%
Surgical visualization	9.1%	7.7%	8.6%	8.4%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business. During the three and nine months ended September 30, 2013 international sales approximated 50.3% and 50.9%, respectively, of total net sales.

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

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011 and 2012, we experienced a sales decline in the first nine months of 2013. We are cautiously optimistic that the domestic economic environment is improving, however conditions in Europe and elsewhere may present significant business challenges for the Company. While there can be no assurance that improvement in the overall economic environment will be sustained, we will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2012 describes significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2013.

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

•
We recognize revenues related to the promotion and marketing of sports medicine allograft tissue in accordance with the contractual terms of our agreement with Musculoskeletal Transplant Foundation (“MTF”) on a net basis as our role is limited to that of an agent earning a commission or fee. MTF records revenue when the tissue is shipped to the customer. Our services are completed at this time and net revenues for the “Service Fee” for our promotional and marketing efforts are then recognized based on a percentage of the net amounts billed by MTF to its customers. The timing of revenue recognition is determined through review of the net billings made by MTF each month. Our net commission Service Fee is based on the contractual terms of our agreement and is currently 50%. This percentage can vary over the term of the agreement but is contractually determinable. Our Service Fee revenues are recorded net of amortization of the acquired assets, which are being expensed over the expected useful life of 25 years.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.9 million at September 30, 2013 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Effective January 1, 2013, we are accounting and reporting for our business as a single operating segment, and goodwill as a single reporting unit. Changes in our structure are further discussed in Note 11 to the Consolidated Condensed Financial Statements. Customer relationships, trademarks, tradenames, patents, and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”). We have accumulated goodwill of $248.5 million and other intangible assets of $322.7 million as of September 30, 2013.

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

For the three and nine months ending September 30, 2013 we recorded pension expense of $0.3 million and $0.9 million, respectively. Pension expense in 2013 is expected to be $1.1 million compared to expense of $2.0 million in 2012. We contributed $7.5 million during the first quarter of 2013 and do not expect any further contributions during 2013.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $42.6 million at September 30, 2013. Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.2	46.8	47.2	46.2
Gross profit	53.8	53.2	52.8	53.8
Selling and administrative expense	40.7	41.0	39.3	40.8
Research and development expense	3.9	4.0	3.8	3.5
Medical device excise tax	—	0.8	—	0.8
Other expense	1.5	2.6	1.1	1.5
Income from operations	7.7	4.8	8.6	7.2
Loss on early extinguishment of debt	—	—	—	0.1
Interest expense	0.7	0.8	0.8	0.7
Income before income taxes	7.0	4.0	7.8	6.4
Provision for income taxes	1.9	1.0	2.5	1.8
Net income	5.1%	3.0%	5.3%	4.6%
Quarter ended September 30, 2013 compared to quarter ended September 30, 2012

Sales for the quarter ended September 30, 2013 were $179.3 million, a decrease of $2.6 million (-1.4%) compared to sales of $181.9 million in the same period a year ago with decreases in the orthopedic and visualization product lines.   Sales of capital equipment decreased $4.5 million (-11.9%) to $33.4 million in the quarter ended September 30, 2013 from $37.9 million in the same period a year ago; sales of single-use products increased $1.9 million (1.3%) to $145.9 million in the quarter ended September 30, 2013 from $144.0 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 11.1% and single-use products increased 2.4%.

•
Orthopedic surgery sales decreased $0.6 million (-0.6%) in the quarter ended September 30, 2013 to $95.6 million from $96.2 million in the same period a year ago mainly due to lower sales in our large bone handpieces.  In local currency, excluding the effects of the hedging program, sales increased 0.8%.

•
General surgery sales increased $0.7 million (1.0%) in the quarter ended September 30, 2013 to $69.9 million from $69.2 million in the same period a year ago mainly due to higher sales in our Endomechanical and Advanced Energy products.  In local currency, excluding the effects of the hedging program, sales increased 1.7%.

•
Surgical visualization sales decreased $2.7 million (-16.4%) in the quarter ended September 30, 2013 to $13.8 million from $16.5 million in the same period a year ago due to lower video system product sales.  In local currency, excluding the effects of the hedging program, sales decreased 16.4%.

Cost of sales remained flat at $83.8 million in the quarter ended September 30, 2013 as compared to $84.0 million in the same period a year ago.  Gross profit margins decreased 0.6 percentage points to 53.2% in the quarter ended September 30, 2013 as compared to 53.8% in the same period a year ago.  The decrease in gross profit margins of 0.6 percentage points is primarily a result of the charges associated with the discontinuation of a patient monitoring product offering offset by lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and administrative expense decreased to $73.5 million in the quarter ended September 30, 2013 as compared to $74.1 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 41.0% in the quarter ended September 30, 2013 as compared to 40.7% in the same period a year ago. This increase of 0.3 percentage points is attributable to lower overall sales in the quarter ended September 30, 2013.

Research and development expense totaled $7.1 million in the quarter ended September 30, 2013 and in the same period a year ago.  As a percentage of net sales, research and development expense increased to 4.0% in the quarterly period ending September 30, 2013 compared to 3.9% in the same period a year ago. The increase of 0.1 percentage points is mainly a result of flat spending on lower sales.

In accordance with the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act, the Company was required in 2013 to begin paying a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products. The medical device excise tax expense totaled $1.4 million in the quarterly period ending September 30, 2013.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended September 30, 2013 consisted of a $3.1 million charge related to administrative consolidation expenses and $1.5 million in legal costs associated with a patent infringement claim as further described in Note 12. Other expense in the quarter ended September 30, 2012 consisted of a $1.9 million charge related to administrative consolidation expenses and $0.7 million in costs associated with the purchase of Viking Systems, Inc..

Interest expense was $1.4 million in the quarter ended September 30, 2013 compared to $1.3 million in the same period a year ago.  Interest expense remained relatively flat as lower weighted average interest rates resulting from the amended and restated credit agreement offset the cost associated with higher weighted average borrowings outstanding in the quarter ended September 30, 2013 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 2.30% in the quarter ended September 30, 2013 as compared to 3.09% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 23.4% for the quarter ended September 30, 2013 compared to the 27.0% effective tax rate recorded in the same period a year ago.  The effective tax rate for the quarter ended September 30, 2013 is lower than that recorded in the same period a year ago as a result of a greater proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory rate, tax benefits recorded in the third quarter of 2013 as a result of taxing authority determinations, and tax benefits related to business tax provisions, including the research and development credit, that were enacted in the first quarter of 2013, retroactive to January 1, 2012. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2012, Note 6 to the Consolidated Financial Statements.
Nine Months Ended September 30, 2013 compared to nine months ended September 30, 2012

Sales for the nine months ended September 30, 2013 were $559.3 million, a decrease of $6.6 million (-1.2%) compared to sales of $565.9 million in the same period a year ago with decreases across all product lines. In local currency, excluding the effects of the hedging program, sales decreased 0.5%. Sales of capital equipment decreased $2.9 million (-2.5%) to $111.8 million in the nine months ended September 30, 2013 from $114.7 million in the same period a year ago; sales of single-use products decreased $3.7 million (-0.8%) to $447.5 million in the nine months ended September 30, 2013 from $451.2 million in the same period a year ago. On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 2.1% while single-use products decreased 0.1%.

•
Orthopedic surgery sales decreased $4.5 million (-1.5%) in the nine months ended September 30, 2013 to $302.4 million from $306.9 million in the same period a year ago due to lower sales in our resection product offerings and large bone burs and blades. In local currency, excluding the effects of the hedging program, sales decreased 0.6%.

•
General surgery sales remained relatively flat with just a $0.3 million (-0.1%) decrease in the nine months ended September 30, 2013 to $210.0 million from $210.3 million in the same period a year ago due to lower sales in our Patient Monitoring products offset by increases in our Endomechanical products. In local currency, excluding the effects of the hedging program, sales increased 0.2%.

•
Surgical visualization sales decreased $1.8 million (-3.7%) in the nine months ended September 30, 2013 to $46.9 million from $48.7 million in the same period a year ago due to lower video system product sales. In local currency, excluding the effects of the hedging program, sales decreased 3.5%.

Cost of sales decreased to $258.2 million in the nine months ended September 30, 2013 as compared to $267.3 million in the same period a year ago. Gross profit margins increased 1.0 percentage points to 53.8% in the nine months ended September 30, 2013 as compared to 52.8% in the same period a year ago primarily as a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operation.

Selling and administrative expense increased to $228.4 million in the nine months ended September 30, 2013 as compared to $222.6 million in the same period a year ago. Selling and administrative expense as a percentage of net sales increased to 40.8% in the nine months ended September 30, 2013 as compared to 39.3% in the same period a year ago. This increase of 1.5 percentage points is attributable to higher selling and marketing expenses during the period.

Research and development expense totaled $19.4 million in the nine months ended September 30, 2013 as compared to $21.4 million in the same period a year ago. As a percentage of net sales, research and development expense decreased to 3.5% in the nine months ended September 30, 2013 compared to 3.8% in the same period a year ago. This decrease of 0.3 percentage points is mainly a result of the timing of projects.

In accordance with the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act, the Company was required in 2013 to begin paying a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products. The medical device excise tax expense totaled $4.4 million in the nine months ended September 30, 2013.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2013 consisted of a $6.3 million charge related to administrative consolidation expenses and $2.2 million in legal costs associated with a patent infringement claim as further described in Note 12. Other expense in the nine months ended September 30, 2012 consisted of $3.4 million in charges related to administrative consolidation expenses, $1.6 million in costs associated with legal arbitration related to a contract dispute with a former distributor, $0.7 million in costs associated with the acquisition of our former distributor in the Nordic region of Europe and $0.7 million in costs associated with the purchase of Viking Systems, Inc..

During the nine months ended September 30, 2013, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement.

Interest expense was $4.1 million in the nine months ended September 30, 2013 as compared to $4.3 million in the same period a year ago. The decrease in interest expense is due to lower weighted average interest rates resulting from the amended and restated credit agreement on higher weighted average borrowings outstanding in the nine months ended September 30, 2013 as compared to the same period a year ago. The weighted average interest rates on our borrowings decreased to 2.33% in the nine months ended September 30, 2013 as compared to 3.02% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 28.4% for the nine months ended September 30, 2013 compared to the 32.6% effective tax rate recorded in the same period a year ago.  The effective tax rate for the nine months ended September 30, 2013 is lower than that recorded in the same period a year ago as a result of a greater proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory rate, tax benefits recorded in the third quarter of 2013 as a result of taxing authority determinations, and tax benefits related to business tax provisions, including the research and development credit ($0.8 million), that were enacted in the first quarter of 2013, retroactive to January 1, 2012. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2012, Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $263.0 million at September 30, 2013.  Net cash provided by operating activities was $53.6 million in the nine months ended September 30, 2013 and $61.3 million in the same period a year ago generated on net income of $25.7 million and $29.6 million as of September 30, 2013 and 2012, respectively.

The decrease in cash provided by operating activities is primarily the result of the payments related to the medical device excise tax that became effective January 1, 2013 and changes in working capital accounts in 2013.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2013 consisted primarily of capital expenditures. Capital expenditures were $16.0 million and $13.6 million for the nine month periods ended September 30, 2012 and 2013, respectively, and are expected to approximate $20.0 million in 2013. The decrease in cash used in investing activities is the result of $82.8 million in payments during the nine months ended September 30, 2012 associated with the distribution and development agreement with Musculoskeletal Transplant Foundation (“MTF”).

Financing cash flows

Net cash provided by financing activities during 2013 consisted of the following: $13.0 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan and $64.0 million in borrowings on our revolving credit facility under our amended and restated senior credit agreement. These amounts were offset by a $34.0 million payment associated with the distribution and development agreement with MTF, $44.7 million in repurchases of treasury stock, $12.6 million in dividend payments related to our common stock, $1.7 million in payments related to issuance of debt and $0.2 million in payments related to the remaining balance of our 2.50% convertible senior subordinated notes.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.70% at September 30, 2013) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%.

There were $217.0 million in borrowings outstanding on the $350.0 million revolving credit facility of the amended and restated senior credit agreement as of September 30, 2013.  Our available borrowings on the revolving credit facility of the amended and restated senior credit agreement at September 30, 2013 were $124.4 million with approximately $8.6 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our property and assets.  The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of September 30, 2013.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $8.1 million at September 30, 2013.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors authorized a $200.0 million share repurchase program. Through September 30, 2013, we have repurchased a total of 5.6 million shares of common stock aggregating $139.9 million under this program and have $60.1 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased $44.7 million under the share repurchase program during the first nine months of 2013.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our amended and restated senior credit agreement.

During 2012, the Board of Directors adopted a cash dividend policy. The $0.15 per share dividend for the third quarter of 2013 was paid on October 4, 2013 to shareholders of record as of September 16, 2013. The total dividend payable at September 30, 2013 was $4.1 million and is included in other current liabilities in the consolidated condensed balance sheet.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2012 and 2013, we have continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.  During the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.8 million and $4.5 million in costs associated with the restructuring during the three and nine months ended September 30, 2012, respectively, and incurred $1.1 million and $4.4 million in costs associated with restructuring during the three and nine months ended September 30, 2013, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold during the three and nine months ended September 30, 2013.

During 2012 and 2013, we restructured certain administrative functions throughout the Company. For the three and nine months ended September 30, 2012 we incurred $1.9 million and $3.4 million, respectively, in related costs and for the three and nine months ended September 30, 2013 we incurred $3.1 million and $6.3 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

We have recorded an accrual in current liabilities of $3.7 million at September 30, 2013 mainly related to severance and lease impairment costs associated with the restructuring.  We expect this phase of our plan and related cash payments to be substantially completed in 2013.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  We estimate restructuring and other costs will approximate $19.0 million to $20.0 million for the full year of 2013 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2013.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2012 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2013.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2013, (ii) the Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2013, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2013.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	October 25, 2013

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2013, (ii) the Consolidated Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2013, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2013.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.