Form 10-K
period 2013-12-31
CONMED CORP
filed 2014-02-24
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $861,668,334 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 19, 2014 was 27,206,496.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement or other informational filing for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2013
TABLE OF CONTENTS

Part I

CONMED CORPORATION

Item 1.	Business
Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible free of charge through the Investor Relations section of our website (http://www.conmed.com) as soon as practicable after such materials have been electronically filed with, or furnished to, the United States Securities and Exchange Commission (the "SEC"). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http:/www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Industry

Market growth for our products is primarily driven by:

•
Favorable Demographics.  The number of surgical procedures performed is increasing and we believe the long-term demographic trend of the aging of the population will lead to continued growth in surgical procedures, and technological advancements, which result in safer and less invasive (or non-invasive) surgical procedures.  Additionally, as people are living longer, more active lives, they are engaging in contact sports and activities such as running, skiing, rollerblading, golf and tennis which result in injuries with greater frequency and at an earlier age than ever before.  Sales of surgical products aggregated to approximately 90% of our total net revenues in 2013.  See “Products.”

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

Competitive Strengths

Management believes that we hold a significant market share position in each of our key product areas, including Orthopedic Surgery, General Surgery and Surgical Visualization.  We have established a leadership position in the marketplace by capitalizing on the following competitive strengths:

•
Brand Recognition.  Our products are marketed under leading brand names, including CONMED®, CONMED Linvatec® and Hall Surgical®.  These brand names are recognized by physicians and healthcare professionals for quality and service.  It is our belief that brand recognition facilitates increased demand for our products in the marketplace, enables us to build upon the brand’s associated reputation for quality and service, and allows us to realize increased market acceptance of new branded products.

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

•
Strategic Marketing and Distribution Channels.  We market our products domestically through five focused sales force groups consisting of approximately 275 employee sales representatives and 215 sales professionals employed by independent sales agent groups.  Our dedicated sales professionals are highly knowledgeable in the applications and procedures for the products they sell.  Our sales representatives foster close professional relationships with physicians, surgeons, hospitals, outpatient surgery centers and physicians’ offices.  Additionally, we maintain a global presence through sales subsidiaries and branches located in key international markets.  We directly service hospital customers located in these markets through an employee-based international sales force of approximately 185 sales representatives.  We also maintain distributor relationships domestically and in numerous countries worldwide.  See “Marketing.”

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

•
Technological Leadership.  Research and development efforts are closely aligned with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.  These efforts are evidenced by recent product introductions, such as the Y-Knot® Flex System for instability repairs, Y-Knot® RC anchors for rotator cuffs, the D4000 Resection System, the IM8000 2DHD Camera System, Hall 50™ Powered Instrument System, GS2000 50L Insufflator, EntriPort line of trocars, new D-Flex probes, and DetachaTip® III Multi-Use Endosurgery Instruments.

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2011	2012	2013
Orthopedic surgery	51%	54%	54%
General surgery	40%	37%	37%
Surgical visualization	9%	9%	9%
Consolidated net sales	100%	100%	100%
Net Sales (in thousands)	$725,077	$767,140	$762,704

Orthopedic Surgery

A significant portion of our business is derived from sales in our orthopedic surgery product lines, including sports medicine, powered surgical instruments and sports biologics and tissue. These lines are marketed under a number of reputable brands, including Hall®, CONMED Linvatec®, Concept® and Shutt®.

We offer a comprehensive range of devices and products to repair injuries which have occurred in the articulating joint areas of the body.  Many of these injuries are the result of sports related events or similar traumas.  Our sports medicine products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants as well as related disposable products and fluid management systems.  It is our standard practice to place some of these products, such as shaver consoles and pumps, with certain customers at no charge in exchange for commitments to purchase disposable products over certain time periods.  This capital equipment is loaned and subject to return if certain minimum single-use purchases are not met. Single-use products include products such as shaver blades, burs and pump tubing.  We have benefited from the introduction of new arthroscopic products and technologies, such as bioabsorbable screws, “push-in” and “screw-in” suture anchors, and resection shavers.

As a market leader in sports medicine, we compete with Smith & Nephew, plc, Arthrex, Inc., Stryker Corporation, ArthroCare Corporation, Johnson & Johnson: DePuy Mitek, Inc., and Biomet, Inc..

Our powered instruments offering is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Our newest product is the Hall 50™ Powered Instrument System, specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the Hall 50™ Powered Instrument System allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy, and some small bone procedures.

As a market leader in powered instruments, our competition includes Stryker Corporation, Medtronic, (Midas Rex and Xomed divisions), Synvasive Technology, Inc., Synthes, Inc., MicroAire Surgical Instruments, LLC, and Zimmer Holdings, Inc.

As more fully described in Note 4 to the Consolidated Financial Statements, on January 3, 2012, the Company entered into the Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”) to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. Under the terms of this agreement, we are now the exclusive worldwide promoter of these allograft tissues, which includes the reconstruction and/or replacement of tendon, ligament, cartilage or menisci, along with the correction of deformities within the extremities.

Surgical Visualization

Our surgical visualization product line offers endoscopic imaging and capture devices for the complete spectrum of surgical needs including 2DHD and 3DHD vision technologies. The 3DHD vision system is an advanced three dimensional, or 3D, vision system which employs a flat screen monitor and passive glasses. It is used by surgeons during complex minimally invasive surgical procedures, with applications in gynecologic, urologic, bariatric, thoracic and general surgery. Competition includes Smith & Nephew, plc, Arthrex, Inc., Stryker Corporation, Olympus, Inc. and Karl Storz GmbH.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced energy, endomechanical instrumentation, gastrointestinal, pulmonary and patient monitoring.

CONMED is one of the medical device industry’s leading technology sources for advanced energy solutions for a range of surgical needs. We offer an extensive line of state-of-the-art electrosurgical generators, handpieces, smoke management systems, and accessories. Our competition includes Covidien Ltd.; Valley Labs, Medline Industries, Inc., ERBE Elektromedizin GmbH, and Megadyne.

Our endomechanical instrumentation products offer a full line of unique instruments including trocars, clip appliers, scissors, and surgical staplers used in the minimally invasive laparoscopic and gynecological surgery. We offer a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies and other gynecologic laparoscopic procedures. This offering competes with such companies as Johnson & Johnson: Ethicon Endo-Surgery, Inc., Covidien Ltd; U.S. Surgical and Applied Medical Resources Corporation.

Our gastrointestinal (GI) and pulmonary offering includes a comprehensive line of minimally invasive diagnostic and therapeutic products used in conjunction with procedures which require flexible endoscopy. This offering includes mucosal management devices, forceps, scope management accessories, bronchoscopy devices, dilatation, stricture management devices, hemostasis, biliary devices, and polypectomy. Our competition includes Boston Scientific Corporation - Endoscopy, Cook Medical, Inc., Olympus America, Inc. and STERIS Corporation - U.S. Endoscopy.

Our patient monitoring offering includes a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes and cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of suction instruments and tubing for use in the operating room, as well as a line of IV products for use in the critical care areas of the hospital. This offering competition includes Covidien Ltd: Kendall and 3M Company.

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2011, 2012 and 2013.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IDNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

In order to provide a high level of expertise to the medical specialties we serve, our domestic sales force consists of approximately 275 employee sales representatives who are specially trained in our various product offerings. We also have
215 sales representatives working for independent sales agent groups selling orthopedic products.

Each employee sales representative is assigned a defined geographic area and compensated on a commission basis or through a combination of salary and commission.  The sales force is supervised and supported by either area directors or district managers.  Sales agent groups are used in the United States to sell our orthopedic products.  These sales agent groups are paid a commission for sales made to customers while home office sales and marketing management provide the overall direction for sales of our products.

Our health systems organization is responsible for interacting with large regional and national accounts (e.g. GPOs, IDNs, etc.).  We have contracts with many such organizations and believe that the loss of any individual group purchasing contract will not adversely impact our business.  In addition, all of our sales professionals are required to work closely with distributors where applicable and maintain close relationships with end-users.

Each of our dedicated sales professionals is highly knowledgeable in the applications and procedures for the products they sell.  Our sales professionals provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 36% of our total net sales in 2013.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Raw material costs constitute a substantial portion of our cost of production.  We use numerous raw materials and components in the design, development and manufacturing of our products.  Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers.  We work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability.  As a consequence of best supply chain practices, new product development and acquisitions, we often form strategic partnerships with key suppliers. As a consequence of these supplier partnerships, components and raw materials may be sole sourced. Due to the strength of these suppliers and the variety of products we provide, the risk of supplier interruption does not pose an overall material adverse effect on our financial and operational performance. To date, this strategy has served us well, as we provide excellent service levels and product availability to our customers.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $2.9 million, $2.5 million and $2.3 million in 2011, 2012, and 2013, respectively.

Amounts expended for Company research and development was approximately $28.7 million, $28.2 million and $25.8 million during 2011, 2012, and 2013, respectively.

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

Government Regulation and Quality Systems

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  Authorization to commercially market our products in the U.S. is granted by the FDA under a procedure referred to as 510(k) premarket notification.  This process requires us to demonstrate that our new products or significantly modified products are substantially equivalent to a legally marketed device which was on the market prior to May 28, 1976 or is currently on the U.S. market and does not require premarket approval.  We must continually meet certain FDA requirements to market our products in the United States. (Our products are classified as Class I, IIa, IIb and III in the European Union (EU) and subject to regulation by the Medical Device Directive.)  Our FDA clearance is subject to continual review and future discovery of previously unknown events could result in restrictions being placed on a product’s marketing or notification from the FDA to halt the distribution of certain medical devices.

Medical device regulations continue to evolve world-wide.  Products marketed in the EU and other countries require preparation of technical files and design dossiers which demonstrate compliance with applicable international regulations. As government regulations continue to change, there is a risk that the distribution of some of our products may be interrupted or discontinued if they do not meet the country specific requirements.

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

As noted above, our facilities are subject to periodic inspection by the FDA for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations.  Although we respond to all Form 483 observations and correct deficiencies expeditiously, there can be no assurance that the FDA will not take further action including issuing a warning letter, seizing product and imposing fines. During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. The Company subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we are undertaking corrective actions that may involve additional costs for the Company. These remediation costs are not expected to be material, however there can be no assurance that the actions undertaken by the Company will ensure that the Company will not undertake recalls, voluntary or otherwise, nor can there be any assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

Employees

As of December 31, 2013, we had approximately 3,600 full-time employees, including approximately 2,200 in operations, 130 in research and development, and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

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

The results of our business are directly tied to the economic conditions in the healthcare industry and the broader economy as a whole.  Significant volatility in the financial markets and foreign currency exchange rates and depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011 and 2012, we experienced a sales decline in 2013. We are cautiously optimistic that the domestic economic environment is improving, however conditions in Europe and elsewhere may present significant business challenges for the Company. While there can be no assurance that improvement in the overall economic environment will be sustained, we will continue to monitor and manage the impact of the overall economic environment on the Company. Approximately 20% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales.  Approximately 51% of our total 2013 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 36% of our total net sales in 2013.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

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

Our financial performance may be adversely impacted by the healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010.  Effective January 1, 2013, as part of this legislation, a 2.3% excise tax has been imposed upon sales within the U.S. of certain medical device products. In 2013, this excise tax has imposed an additional expense of approximately 0.8% of total global sales and we expect a similar impact in 2014.  Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way health care is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements to hospitals for surgical procedures or reduce medical procedure volumes could adversely affect our results of operations and cash flows.

Failure to comply with regulatory requirements may result in recalls, fines or materially adverse implications.

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations.  We received a warning letter from the FDA related to our Centennial, CO facility on January 30, 2014 and are currently undertaking corrective actions that will result in additional costs to the Company. These remediation costs are not expected to be material, however there can be no assurance that the actions undertaken by the Company will ensure that the Company will not undertake recalls, voluntary or otherwise, nor can there be any assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines. Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for foreign approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

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

The market for our products is highly competitive and our customers have numerous alternatives of supply.  Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others.  In addition, several of our competitors are large, technically competent firms with substantial assets.  Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues.  See “Products” for a further discussion of these competitive forces.

Factors which may influence our customers’ choice of competitor products include:

•changes in surgeon preferences;
•increases or decreases in healthcare spending related to medical devices;
•our inability to supply products to them as a result of product recall, market withdrawal or back-order;
•the introduction by competitors of new products or new features to existing products;
•the introduction by competitors of alternative surgical technology; and
•advances in surgical procedures, discoveries or developments in the healthcare industry.

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

In addition, some of the companies with which we now compete, or may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry.  See “Products” for a further discussion of these competitive forces.

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
•sell assets; and
•pursue acquisitions.

These covenants, unless waived, may prevent us from pursuing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities.  Our ability to comply with such provisions may be affected by events beyond our control.  In the event of any default under our credit agreement, the credit agreement lenders may elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable.  If we were unable to repay such borrowings, the credit agreement lenders could proceed against collateral securing the credit agreement which consists of substantially all of our property and assets.  Our credit agreement also contains a material adverse effect clause which may limit our ability to access additional funding under our credit agreement should a material adverse change in our business occur.

Our leverage and debt service requirements may require us to adopt alternative business strategies.

As of December 31, 2013, we had $215.6 million of debt outstanding, representing 21% of total capitalization.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

As described in Note 4 to the Consolidated Financial Statements, on January 3, 2012, we entered into an agreement with Muskuloskeletal Transplant Foundation ("MTF") to obtain MTF's worldwide promotional, marketing and distribution rights with respect to allograft tissues within the field of sports medicine. The supply of human tissue is dependent on donors and MTF has numerous relationships with donor groups. Likewise, the supply of tissues available for use as allografts depends on the continued successful processing of donated tissues by MTF at its processing facilities. We cannot be certain, however, that the supply of human tissue will continue to be available at current levels or will be of sufficiently high standards to meet the high processing standards maintained for such tissues by MTF, or in volumes sufficient to meet our customers' needs, or that MTF will be able to continue to process tissues to its high standards in volumes sufficient to keep pace with demand. We expect that the Company's share of revenue streams related to MTF's sports medicine allograft product line would decline in proportion to any decline or disruption in the supply of processed tissues.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2014 through 2031 and have additional patent applications pending.  See “Research and Development” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand.  Likewise, our healthcare distributor customers purchase our products for ultimate resale to healthcare providers in quantities sufficient to meet the anticipated requirements of the distributors’ customers.  Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us.  This could result in reduced sales during a financial accounting period.

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Centennial, CO	87,500	Own	—
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2015
Mississauga, Canada	22,378	Lease	December 2016
Westborough, MA	18,210	Lease	September 2015
Frenchs Forest, Australia	16,909	Lease	July 2015
Seoul, Korea	15,554	Lease	January 2017
Anaheim, CA	14,037	Lease	September 2015
Frankfurt, Germany	13,606	Lease	March 2023
Milan, Italy	13,024	Lease	March 2017
Westborough, MA	10,230	Lease	April 2016
Swindon, Wiltshire, UK	8,562	Lease	December 2015
Askim, Sweden	8,353	Lease	May 2016
Rungis Cedex, France	7,406	Lease	December 2016
Montreal, Canada	7,232	Lease	March 2016
Copenhagen, Denmark	5,899	Lease	April 2014
Shepshed, Leicestershire, UK	5,770	Lease	October 2015
Barcelona, Spain	5,382	Lease	December 2018
Edison, NJ	4,015	Lease	December 2014
New York, NY	3,473	Lease	September 2022
Beijing, China	3,456	Lease	June 2014
Warsaw, Poland	3,222	Lease	February 2018
Espoo, Finland	3,078	Lease	Open Ended
San Mateo, CA	3,068	Lease	December 2015
Shanghai, China	2,269	Lease	February 2015
Innsbruck, Austria	1,820	Lease	June 2020

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

During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. The Company subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we are undertaking corrective actions that may involve additional costs for the Company. These remediation costs are not expected to be material, however there can be no assurance that the actions undertaken by the Company will ensure that the Company will not undertake recalls, voluntary or otherwise, nor can there be any assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the NASDAQ Stock Market under the symbol “CNMD”. At January 31, 2014, there were 729 registered holders of our common stock and approximately 4,984 accounts held in “street name”.

The following table sets forth quarterly high and low sales prices for the years ended December 31, 2012 and 2013, as reported by the NASDAQ Stock Market.

	2012
Period	High	Low
First Quarter	$30.47	$26.00
Second Quarter	30.42	26.03
Third Quarter	29.25	25.85
Fourth Quarter	29.33	25.71

	2013
Period	High	Low
First Quarter	$34.29	$28.03
Second Quarter	34.04	30.42
Third Quarter	33.96	31.07
Fourth Quarter	42.50	33.25

Our Board of Directors has authorized a share repurchase program as noted below; also see Note 7 to the Consolidated Financial Statements. The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Program[2]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

October 1, 2013 to
October 31, 2013	—	$—		$60,128,968

November 1, 2013 to
November 30, 2013	—	$—	—	60,128,968

December 1, 2013 to
December 31, 2013	146,905	$39.67	146,905	54,301,615

Total	146,905		146,905

1Average price paid per share includes cash paid for commissions.

2Our Board of Directors authorized a $200.0 million share repurchase program. There is no expiration date governing the period over which the Company can make its share repurchases under the share repurchase program.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2013 was paid on January 6, 2014 to shareholders of record as of December 16, 2013. The total dividend payable at December 31, 2013 was $5.5 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,606,739	$25.55	1,145,915
Equity compensation plans not approved by security holders	—	—	—
Total	1,606,739	$25.55	1,145,915

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)

Statements of Operations Data (1):
Net sales	$694,739	$713,723	$725,077	$767,140	$762,704
Cost of sales (2)	357,407	348,339	350,143	361,297	350,287
Gross profit	337,332	365,384	374,934	405,843	412,417
Selling and administrative	266,310	276,463	276,615	302,469	310,730
Research and development	31,837	29,652	28,651	28,214	25,831
Impairment of goodwill (3)	—	—	60,302	—	—
Medical device excise tax	—	—	—	—	5,949
Other expense (4)	10,916	2,176	1,092	9,950	13,399
Income from operations	28,269	57,093	8,274	65,210	56,508
(Gain) loss on early extinguishment of debt (5)	(1,083)	79	—	—	263
Amortization of debt discount	4,111	4,244	3,903	—	—
Interest expense	7,086	7,113	6,676	5,730	5,613
Income (loss) before income taxes	18,155	45,657	(2,305)	59,480	50,632
Provision (benefit) for income taxes	6,018	15,311	(3,057)	18,999	14,693
Net income	$12,137	$30,346	$752	$40,481	$35,939

Per Share Data
Basic earnings per share	$0.42	$1.06	$.03	$1.43	$1.30

Diluted earnings per share	$0.42	$1.05	$.03	$1.41	$1.28

Dividends per share of common stock	$—	$—	$—	$0.60	$0.65

Weighted Average Number of Common Shares In Calculating:
Basic earnings per share	29,074	28,715	28,246	28,301	27,722
Diluted earnings per share	29,142	28,911	28,633	28,653	28,114

Other Financial Data:
Depreciation and amortization	$41,283	$41,807	$42,687	$46,616	$47,867
Capital expenditures	21,444	14,732	17,552	21,532	18,445

Balance Sheet Data (at period end):
Cash and cash equivalents	$10,098	$12,417	$26,048	$23,720	$54,443
Total assets	958,413	985,773	935,594	1,078,849	1,090,508
Long-term obligations	302,791	219,344	231,339	346,637	372,924
Total shareholders’ equity	576,515	586,563	573,071	606,998	606,319

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition.

(2)
In 2009, 2010, 2011, 2012 and 2013, we incurred charges related to the restructuring of certain of our operations of $12.7 million, $2.4 million, $3.5 million, $7.1 million and $6.5 million, respectively; in 2010 and 2013 we incurred charges of $2.5 million and $2.1 million, respectively, related to the termination of a product offering.  See additional discussion in Note 15 to the Consolidated Financial Statements.

(3)
During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the legacy CONMED Patient Care reporting unit. Refer to Note 4 to the Consolidated Financial Statements for further details.

(4)	Other expense includes the following:

	2009	2010	2011	2012	2013

New plant/facility consolidation	$2,726	$—	$—	$—	$—
Net pension gain	(1,882)	—	—	—	—
Product recall	5,992	—	—	—	—
Administrative consolidation costs	4,080	2,176	792	6,497	8,750
Costs associated with purchase of a distributor	—	—	300	704	—
Costs associated with legal arbitration and patent dispute	—	—	—	1,555	3,206
Pension settlement expense	—	—	—	—	1,443
Costs associated with purchase of a business	—	—	—	1,194	—
Other expense	$10,916	$2,176	$1,092	$9,950	$13,399

See additional discussion in Note 11 to the Consolidated Financial Statements.

(5)
Includes in 2010 and 2013, a charge of $0.1 million and $0.3 million, respectively, related to a loss on the early extinguishment of debt.  Includes in 2009, a gain of $1.1 million on the early extinguishment of debt.  See additional discussion in Note 5 to the Consolidated Financial Statements.

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

As part of this reporting structure change, we also restructured our product lines. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. Surgical visualization consists of 2D and 3D video systems for use in minimally invasive orthopedic and general surgery. These product lines as a percentage of consolidated net sales are as follows:

	2011	2012	2013
Orthopedic surgery	51%	54%	54%
General surgery	40	37	37
Surgical visualization	9	9	9
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 50%, 50% and 51% in 2011, 2012 and 2013, respectively.

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

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.   Our reputation as an innovator is exemplified by recent new product introductions such as the Y-Knot® Flex System for instability repairs featuring the smallest double-loaded (1.8mm) anchors available and curved, flexible instrumentation to help surgeons achieve ideal anchor placement and the Y-Knot® RC anchors for rotator cuffs are the world’s only self-punching all-suture anchors which helps simplify techniques while its small size is designed to improve placement options; the new D4000 Resection System featuring an intuitive touchscreen display and direct pump integration for a seamless clinical experience; the IM8000 2DHD Camera System can be used in multi-specialty procedures and includes a new autoclavable camera head featuring proprietary CMOS technology for clear, crisp imagery and a new LS8000 LED light source providing improved light sensitivity for clearer visualization; the new Hall 50™ Powered Instrument System can be used in total joint replacements featuring lighter, ergonomically-designed handpieces to provide a comfortable, high-performance clinical experience while the new Hall UL-approved autoclavable lithium batteries deliver dependable, long-lasting power and the unique, multi-tray system also provides hospitals with new levels of sterilization convenience; the new GS2000 50L Insufflator features the market’s fastest flow rate and a dual-tank shuttle valve system to help provide clear and consistent laparoscopic visualization; the EntriPort line of trocars help deliver effective sealing and clear visualization in a wide range of sizes optimal for nearly every minimally invasive abdominal surgical application; our new D-Flex probes were designed for use with the da Vinci® Surgical System and enable non-contact hemostasis with argon gas and our DetachaTip® III Multi-Use Endosurgery Instruments offer the optimal blend of performance and cost efficiency - combining precise, reliable, and comfortable performance with dramatically reduced procedural costs.

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2010, 2011 and 2012, we experienced a sales decline during 2013. We are cautiously optimistic that the domestic economic environment is improving, however conditions in Europe and elsewhere may present significant business challenges for the Company. While there can be no assurance that improvement in the overall economic environment will be sustained, we will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiatives. However, there can be no assurance that our actions will ensure that we will not receive a warning letter or be the subject of other regulatory action, which may include consent decrees or fines, that we will not conduct product recalls or that we will not experience temporary or extended periods during which we may not be able to sell products in foreign countries. During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. The Company subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we are undertaking corrective actions that may involve additional costs for the Company. These remediation costs are not expected to be material, however there can be no assurance that the actions undertaken by the Company will ensure that the Company will not undertake recalls, voluntary or otherwise, nor can there be any assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.0 million, $12.8 million and $12.6 million for 2011, 2012 and 2013, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.4 million at December 31, 2013 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.   Effective January 1, 2013, we are reporting our business as a single operating segment, and goodwill as a single reporting unit. Changes in our structure are further discussed in Note 8 to the Consolidated Financial Statements. Customer relationships, trademarks, tradenames, patents, and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have accumulated goodwill of $248.4 million and other intangible assets of $319.4 million as of December 31, 2013.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. During 2013, we completed our goodwill impairment testing with data as of October 1, 2013. We performed a Step 1 impairment test in accordance with ASC 350 utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value by 99%.

During 2011, we estimated the fair value of the legacy CONMED Patient Care reporting unit (refer to Note 8 for discussion regarding the change in operating segments) utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our legacy CONMED Patient Care reporting unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the reporting unit's goodwill to its implied fair value.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected useful life of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 15 years.  The weighted average life for customer relationship assets in aggregate is 33 years.

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

For all other indefinite lived intangible assets, we perform a qualitative impairment test in accordance with ASC 350. Based upon this assessment, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

See Note 4 to the Consolidated Financial Statements for further discussion of goodwill and other intangible assets.

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. Major assumptions used in accounting for the plan include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and expected mortality.  Assumptions are determined based on Company data and appropriate market indicators, and are evaluated annually as of the plan’s measurement date.  A change in any of these assumptions would have an effect on net periodic pension costs reported in the consolidated financial statements.

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match precisely the projected benefit payment stream of the plan. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  The rates used in determining 2013 and 2014 pension expense are 3.90% and 4.75%, respectively.

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

Pension expense in 2014 is not expected to be material. Pension expense was $2.6 million in 2013, including $1.4 million in pension settlement expenses resulting from a higher level of lump sum withdrawals from pension plan participants during 2013.  In addition, we do not expect to make any contributions to the pension plan for the 2014 plan year.

In performing a sensitivity analysis on our pension plan expense, we do not believe a 0.25% increase or decrease in discount rate or investment return would have a material impact on our pension expense.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $33.0 million at December 31, 2013.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2012. Tax years subsequent to 2012 are subject to future examination.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.3	47.1	45.9
Gross margin	51.7	52.9	54.1
Selling and administrative expense	38.1	39.4	40.7
Research and development expense	4.0	3.7	3.4
Impairment of goodwill	8.3	—	—
Medical device excise tax	—	—	0.8
Other expense	0.2	1.3	1.8
Income from operations	1.1	8.5	7.4
Loss on early extinguishment of debt	—	—	0.0
Amortization of debt discount	0.5	—	—
Interest expense	0.9	0.7	0.7
Income (loss) before income taxes	(0.3)	7.8	6.7
Provision (benefit) for income taxes	(0.4)	2.5	1.9
Net income	0.1%	5.3%	4.8%

2013 Compared to 2012

Sales for 2013 were $762.7 million, a decrease of $4.4 million (-0.6%) compared to sales of $767.1 million in 2012 with the decreases occurring in our orthopedic surgery and visualization product lines. In local currency, excluding the effects of the hedging program, sales increased 0.2%.  Sales of capital equipment decreased $2.2 million (-1.4%) to $153.7 million in 2013 from $155.9 million in 2012; sales of single-use products decreased $2.2 million (-0.4%) to $609.0 million in 2013 from $611.2 million in 2012.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 0.8% while single-use increased 0.4%.

•
Orthopedic surgery sales decreased $3.7 million (-0.9%) in 2013 to $410.2 million from $413.9 million in 2012 mainly due to lower sales in our resection product offerings and large bone burs and blades. In local currency, excluding the effects of the hedging program, sales increased 0.1%.

•
General surgery sales remained relatively flat with a $0.1 million (0.0%) increase in 2013 to $286.7 million from $286.6 million in 2012 mainly due to increased sales in our endomechanical, gastrointestinal and pulmonary product offerings offset by decreased sales in our advanced energy and patient monitoring product offerings. In local currency, excluding the effects of the hedging program, sales increased 0.5%.

•
Surgical visualization sales decreased $0.8 million (-1.2%) in 2013 to $65.8 million from $66.6 million in 2012 mainly due to lower video system product sales. In local currency, excluding the effects of the hedging program, sales decreased -0.9%.

Cost of sales decreased to $350.3 million in 2013 as compared to $361.3 million in 2012.  Gross profit margins increased 1.2 percentage points to 54.1% in 2013 as compared to 52.9% in 2012.  The increase in gross profit margins of 1.2 percentage points is primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operation.

Selling and administrative expense increased to $310.7 million in 2013 compared to $302.5 million in 2012. Selling and administrative expense as a percentage of net sales increased to 40.7% in 2013 from 39.4% in 2012.  This increase of 1.3 percentage points is attributable to higher benefit costs, lower overall sales, and higher selling and marketing expenses during the period.

Research and development expense was $25.8 million in 2013 compared to $28.2 million in 2012.  As a percentage of net sales, research and development expense decreased to 3.4% in 2013 compared to 3.7% in 2012. The decrease of 0.3 percentage points is mainly the result of the timing of projects.

In accordance with the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act, the Company was required in 2013 to begin paying a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products. The medical device excise tax expense totaled $5.9 million in 2013.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2013 consisted of an $8.8 million charge related to administrative consolidation expenses, $3.2 million in legal costs associated with a patent infringement claim and a $1.4 million pension settlement expense as further described in Note 10. Other expense in 2012 consisted of  a $6.5 million charge related to administrative consolidation expenses, a $0.7 million charge related to the purchase of the Company's former distributor for the Nordic region of Europe, $1.6 million in costs associated with a contractual dispute with a former distributor and $1.2 million in costs associated with the purchase of Viking Systems, Inc..

As discussed in Note 5 to the Consolidated Financial Statements, we entered into an amended and restated senior credit agreement on January 17, 2013. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement.

Interest expense was $5.6 million in 2013 compared to $5.7 million in 2012.  The decrease in interest expense is due to lower weighted average interest rates on higher weighted average borrowings outstanding in 2013 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 2.39% in 2013 as compared to 3.03% in 2012.

A provision for income taxes was recorded at an effective rate of 29.0% in 2013 and 31.9% in 2012 as compared to the Federal statutory rate of 35.0%. The effective tax rate is lower than that recorded in the same period a year ago as a result of a greater proportion of earnings in foreign jurisdictions where the corporate tax rate and deduction for notional interest on equity allowed against taxable profits in Europe result in effective tax rates lower than the statutory rate, tax benefits recorded in the third quarter of 2013 as a result of taxing authority determinations, and tax benefits related to business tax provisions, including the research and development credit ($0.8 million), that were enacted in the first quarter of 2013, retroactive to January 1, 2012.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

2012 Compared to 2011

Sales for 2012 were $767.1 million, an increase of $42.0 million (5.8%) compared to sales of $725.1 million in 2011 with the increases in our orthopedic surgery and surgical visualization product lines. The distribution agreement with Musculoskeletal Transplant Foundation ("MTF") accounted for a 3.9% annual sales increase. In local currency, excluding the effects of the hedging program, sales increased 5.7%. Sales of capital equipment decreased $6.1 million (-3.8%) to $155.9 million in 2012 from $162.0 million in 2011; sales of single-use products increased $48.1 million (8.5%) to $611.2 million in 2012 from $563.1 million in 2011. In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 3.7% while single-use products increased 8.4%. We believe the overall decline in capital sales is driven by capital purchasing constraints in hospitals due to depressed economic conditions.

•
Orthopedic surgery sales increased $42.7 million (11.5%) in 2012 to $413.9 million from $371.2 million in 2011 mainly due to the distribution agreement with MTF, increased sales of our procedure specific, large bone burs and blades and small bone handpiece product offerings. In local currency, excluding the effects of the hedging program sales increased 11.4%.

•
General surgery sales decreased $0.8 million (-0.3%) in 2012 to $286.6 million from $287.4 million in 2011 mainly due to lower sales in our patient monitoring products and advanced energy products offset by increases in our gastrointestinal and pulmonary products. In local currency, excluding the effects of the hedging program, sales decreased -0.4%.

•
Surgical visualization sales remained relatively flat, with a $0.1 million (0.2%) increase in 2012 to $66.6 million from $66.5 million in 2011 due to higher video systems sales. In local currency, excluding the effects of the hedging program, sales increased 0.7% .

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

During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to our legacy Patient Care reporting unit. Refer to Note 4 to the Consolidated Financial Statements for further details.

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2012 consisted of a $6.5 million charge related to administrative consolidation expenses, a $0.7 million charge related to the purchase of the Company's former distributor for the Nordic region of Europe, $1.6 million in costs associated with a contractual dispute with a former distributor and $1.2 million in costs associated with the purchase of Viking Systems, Inc.. Other expense in 2011 consisted of  a $0.8 million charge related to the consolidation of administrative functions and a $0.3 million charge related to the purchase of the Company's former distributor for the Nordic region of Europe.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the amended and restated senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. We believe that our cash on hand, cash from operating activities and proceeds from our amended and restated senior credit agreement provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

We had total cash on hand at December 31, 2013 of $54.4 million, of which approximately $45.2 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During the fourth quarter of 2011, we repatriated $16.2 million of foreign earnings to the United States. We do not currently intend to repatriate additional funds held outside of the United States in the foreseeable future. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts.

Operating cash flows

Our net working capital position was $260.9 million at December 31, 2013.  Net cash provided by operating activities was $103.0 million in 2011, $95.2 million in 2012 and $80.9 million in 2013 generated on net income of $0.8 million in 2011, $40.5 million in 2012 and $35.9 million in 2013.

The decrease in cash provided by operating activities is primarily the result of the payments related to the medical device excise tax that became effective January 1, 2013 and changes in working capital accounts in 2013.

Investing cash flows

Net cash used in investing activities during 2013, consisted primarily of capital expenditures.  Capital expenditures were $17.6 million, $21.5 million and $18.4 million in 2011, 2012 and 2013, respectively.  Capital expenditures are expected to approximate $20.0 million in 2014. The decrease in the cash used in investing activities during 2013 is the result of $64.1 million in payments related to the distribution and development agreement with MTF and purchase of Viking Systems, Inc. for $22.5 million during 2012.

Financing cash flows

Financing activities in 2013 resulted in a use of cash of $31.3 million compared to proceeds of cash of $11.4 million in 2012. During 2013, we repurchased common stock totaling $50.6 million compared to only $3.9 million in 2012. We also had a $34.0 million payment associated with the distribution and development agreement with MTF. Finally, we made $16.7 million in dividend payments in 2013 compared to $12.9 million in 2012; 2012 included only three quarters of payments as this was the first year we paid dividends. This increased use of cash in 2013 was offset by $17.3 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan during 2013 compared to only $10.2 million in 2012 as a result of increases in exercises in 2013. 2012 also consisted of $53.6 million in repayments of term borrowings under our then outstanding senior credit agreement.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Interest rates are at LIBOR plus 1.625% (1.795% at December 31, 2013) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%. As described in Note 4, we entered into a distribution and development agreement with MTF on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund the up front payment of $63.0 million and contingent payment made on January 3, 2013 of $34.0 million. We expect to fund the remaining $50.0 million in contingent payments, including the $16.7 million paid on January 3, 2014, through cash on hand and available borrowings under our revolving credit facility as these payments come due over the next three years.

There were $208.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2013.  Our available borrowings on the revolving credit facility at December 31, 2013 were $134.2 million with approximately $7.8 million of the facility set aside for outstanding letters of credit.

     The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2013. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $7.6 million at December 31, 2013.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2013, we have repurchased a total of 5.7 million shares of common stock aggregating $145.7 million under this authorization and have $54.3 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased $50.6 million under the share repurchase program in 2013.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2011, 2012 and 2013, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities.   During the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. For the years ending December 31, 2011, 2012 and 2013, we charged $3.5 million, $7.1 million, and $6.5 million, respectively, to cost of goods sold related to our restructuring plan. These costs include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations. We expect this phase of our plan to be substantially completed in the first quarter of 2014.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold during the year ending December 31, 2013.

During 2011, 2012 and 2013, we consolidated certain administrative functions throughout the Company and incurred $0.8 million, $6.5 million, and $8.8 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

We have recorded an accrual in current liabilities of $3.1 million at December 31, 2013 mainly related to severance and lease impairment costs associated with the restructuring.  We expect this phase of our plan and related cash payments to be substantially completed in 2014.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination and other exit costs.  We estimate restructuring costs associated with the Finland and Westborough, Massachusetts consolidations and other legal costs related to a patent dispute will approximate $4.0 million to $5.0 million in 2014 and will be charged to cost of goods sold and other expense.

During February 2014, the Company announced a new phase of the restructuring plan to consolidate our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect this plan to be completed over the next 24 months and are in the process of determining the total costs expected to be incurred.

Refer to Note 15 to the Consolidated Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2013.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2013.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$215,575	$1,140	$2,573	$211,026	$836
Contingent consideration	50,000	16,667	33,333	—	—
Purchase obligations	40,130	39,996	134	—	—
Operating lease obligations	28,529	6,723	9,926	6,874	5,006
Total contractual obligations	$334,234	$64,526	$45,966	$217,900	$5,842

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table also does not include unrecognized tax benefits of approximately $0.6 million, the timing and certainty of recognition for which is not known.  (See Note 6 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 51% of our total 2013 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 36% of our total net sales in 2013.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2013, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $2.3 million and income before income taxes to decrease by approximately $1.5 million, compared to sales and income before income taxes in 2012.

We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2013 which have been accounted for as cash flow hedges totaled $132.4 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$4.7 million, $3.8 million and $0.2 million for the years ended December 31, 2011, 2012, and 2013 respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.4 million at December 31, 2013.  It is expected these unrealized losses will be recognized in the consolidated statement of comprehensive income in 2014 and 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2013 which have not been designated as hedges totaled $42.0 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million, -$2.1 million and -$0.3 million for the years ended December 31, 2011, 2012, and 2013, respectively, offsetting gains (losses) on our intercompany receivables of -$0.3 million, $0.8 million and -$0.8 million for the years ended December 31, 2011, 2012, and 2013, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value;  the net fair value for forward foreign exchange contracts outstanding at December 31, 2013 was $2.2 million and is included in other current liabilities in the Consolidated Balance Sheets.

Refer to Note 13 in the Consolidated Financial Statements for further discussion.

Interest rate risk

At December 31, 2013, we had approximately $208.0 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2014 than they did in 2013, interest expense would increase, and income before income taxes would decrease by $2.1 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2014 than they did in 2013, our interest expense would decrease, and income before income taxes would increase by $2.1 million.

Item 8.  Financial Statements and Supplementary Data

Our 2013 Financial Statements are included elsewhere herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2014.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	40

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Balance Sheets at December 31, 2012 and 2013	42

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2012 and 2013	43

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2012 and 2013	44

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2012 and 2013	46

	Notes to Consolidated Financial Statements	48

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	75

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 37 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Joseph J. Corasanti
Joseph J. Corasanti
(President and Chief
Executive Officer)

Date:
February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENE R. CORASANTI	Chairman of the Board
Eugene R. Corasanti	of Directors	February 24, 2014

/s/ JOSEPH J. CORASANTI	President, Chief Executive
Joseph J. Corasanti	Officer and Director	February 24, 2014

/s/ ROBERT D. SHALLISH, JR.	Executive Vice President-Finance
Robert D. Shallish, Jr.	and Chief Financial Officer (Principal Financial Officer)	February 24, 2014

/s/ LUKE A. POMILIO	Executive Vice President-
Luke A. Pomilio	Controller and Corporate General Manager (Principal Accounting Officer)	February 24, 2014

/s/ BRIAN CONCANNON
Brian Concannon	Director	February 24, 2014

/s/ BRUCE F. DANIELS
Bruce F. Daniels	Director	February 24, 2014

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 24, 2014

/s/ DIRK M. KUYPER
Dirk M. Kuyper	Director	February 24, 2014

/s/ STEPHEN M. MANDIA
Stephen M. Mandia	Director	February 24, 2014

/s/ STUART J. SCHWARTZ
Stuart J. Schwartz	Director	February 24, 2014

/s/ MARK E. TRYNISKI
Mark E. Tryniski	Director	February 24, 2014

Exhibit Index

Exhibit No.		Description

3.1	-
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
Third Amendment to Guarantee and Collateral Agreement, dated as of January 17, 2013, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.6	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.7	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.8	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.9	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.10	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

10.11	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.12	-
Amended and Restated Credit Agreement, dated January 17, 2013, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2013).

10.13	-	Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.14	-	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.15	-	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.16	-	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.17	-	Executive Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	-	Change in Control Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.19	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/conmed_investor_template.php

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CONMED Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, (ii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2013 (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2013, (v) Notes to the Consolidated Financial Statements for the year ended December 31, 2013 and (vi) Schedule II - Valuation and Qualifying Accounts. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	*	Filed herewith
	+	Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2013.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 1992.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Joseph J. Corasanti
Joseph J. Corasanti
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Executive Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP
Albany, New York
February 24, 2014

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2013
(In thousands except share and per share amounts)

	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$23,720	$54,443
Accounts receivable, less allowance for doubtful
accounts of $1,203 in 2012 and $1,384 in 2013	139,124	140,426
Inventories	156,228	143,211
Income taxes receivable	2,897	3,805
Deferred income taxes	11,931	13,202
Prepaid expenses and other current assets	14,993	17,045
Total current assets	348,893	372,132
Property, plant and equipment, net	139,041	138,985
Deferred income taxes	1,057	1,183
Goodwill	248,502	248,428
Other intangible assets, net	334,185	319,440
Other assets	7,171	10,340
Total assets	$1,078,849	$1,090,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,050	$1,140
Accounts payable	23,622	27,448
Accrued compensation and benefits	33,511	33,426
Income taxes payable	2,706	2,116
Other current liabilities	64,325	47,135
Total current liabilities	125,214	111,265

Long-term debt	160,802	214,435
Deferred income taxes	99,199	113,199
Other long-term liabilities	86,636	45,290
Total liabilities	471,851	484,189

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2012 and 2013, respectively	313	313
Paid-in capital	324,322	326,436
Retained earnings	377,907	395,889
Accumulated other comprehensive loss	(27,581)	(17,572)
Less: Treasury stock, at cost;
2,925,801 and 3,718,332 shares in
2012 and 2013, respectively	(67,963)	(98,747)
Total shareholders' equity	606,998	606,319
Total liabilities and shareholders' equity	$1,078,849	$1,090,508
The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2011, 2012 and 2013
(In thousands except per share amounts)

	2011	2012	2013
Net sales	$725,077	$767,140	$762,704
Cost of sales	350,143	361,297	350,287

Gross profit	374,934	405,843	412,417

Selling and administrative expense	276,615	302,469	310,730
Research and development expense	28,651	28,214	25,831
Impairment of goodwill	60,302	—	—
Medical device excise tax	—	—	5,949
Other expense	1,092	9,950	13,399
	366,660	340,633	355,909

Income from operations	8,274	65,210	56,508
Loss on early extinguishment of debt	—	—	263
Amortization of debt discount	3,903	—	—
Interest expense	6,676	5,730	5,613

Income (loss) before income taxes	(2,305)	59,480	50,632

Provision (benefit) for income taxes	(3,057)	18,999	14,693

Net income	$752	$40,481	$35,939

Per share data:

Basic	$0.03	$1.43	$1.30
Diluted	$0.03	$1.41	$1.28

Dividends per share of common stock	$—	$0.60	$0.65

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$(1,937)	$1,995	$(1,193)
Pension liability	(20,250)	1,387	18,175
Cash flow hedging gain (loss)	6,690	(6,507)	(404)
Other comprehensive income (loss), before tax	(14,745)	37,356	52,517
Provision (benefit) for income taxes related to items of other comprehensive income	(5,010)	(1,892)	6,569
Comprehensive income (loss)	$(9,735)	$39,248	$45,948

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2011, 2012 and 2013
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2010	31,299	$313	$319,406	$354,020	$(15,861)	$(71,315)	$586,563

Common stock issued
under employee plans			(3,849)	(333)		9,009	4,827

Repurchase of treasury stock						(15,021)	(15,021)

Tax benefit arising from
common stock issued
under employee plans			1,197				1,197

Stock-based compensation			5,240				5,240

Comprehensive income (loss):

Foreign currency translation adjustments					(1,937)

Pension liability (net of income tax benefit of $7,482)					(12,768)

Cash flow hedging gain (net of income tax expense of $2,472)					4,218

Net income				752

Total comprehensive
income (loss)							(9,735)

Balance at December 31, 2011	31,299	$313	$321,994	$354,439	$(26,348)	$(77,327)	$573,071

Common stock issued
under employee plans			(4,377)			13,287	8,910

Repurchase of treasury
stock						(3,923)	(3,923)

Tax benefit arising from
common stock issued
under employee plans			1,052				1,052

Stock based compensation			5,653				5,653

Dividend on common stock				(17,013)			(17,013)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount

Comprehensive income (loss):

Foreign currency translation adjustments					1,995

Pension liability (net of income tax expense of $512)					875

Cash flow hedging loss (net of income tax benefit of $2,404)					(4,103)

Net income				40,481

Total comprehensive
income (loss)							39,248

Balance at December 31, 2012	31,299	$313	$324,322	$377,907	$(27,581)	$(67,963)	$606,998

Common stock issued
under employee plans			(4,576)			19,772	15,196

Repurchase of treasury
stock						(50,556)	(50,556)

Tax benefit arising from
common stock issued
under employee plans			1,097				1,097

Stock based compensation			5,593				5,593

Dividends on common stock				(17,957)			(17,957)

Comprehensive income (loss):

Foreign currency translation adjustments					(1,193)

Pension liability (net of income tax expense of $6,718)					11,457

Cash flow hedging loss (net of income tax benefit of $149)					(255)

Net income				35,939

Total comprehensive
income (loss)							45,948

Balance at December 31, 2013	31,299	$313	$326,436	$395,889	$(17,572)	$(98,747)	$606,319

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2012 and 2013
(In thousands)

	2011	2012	2013
Cash flows from operating activities:
Net income	$752	$40,481	$35,939
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	18,519	18,635	18,653
Amortization of debt discount	3,903	—	—
Amortization, all other	20,265	27,981	29,214
Stock-based compensation	5,240	5,653	5,593
Deferred income taxes	(13,098)	12,946	7,218
Income tax benefit of stock
option exercises	1,197	1,052	1,097
Excess tax benefit from stock
option exercises	(1,363)	(1,206)	(1,518)
Loss on early extinguishment of debt	—	—	263
Impairment of goodwill	60,302	—	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,464	1,687	(798)
Inventories	(7,850)	3,810	(1,817)
Accounts payable	2,649	259	4,223
Income taxes	4,838	(6,497)	(1,098)
Accrued compensation and benefits	1,673	767	(71)
Other assets	(4,243)	(1,210)	(5,222)
Other liabilities	1,745	(9,159)	(10,727)
	102,241	54,718	45,010
Net cash provided by operating activities	102,993	95,199	80,949

Cash flows from investing activities:
Payments related to business acquisitions and distribution agreements,
net of cash acquired	(4,191)	(86,253)	—
Proceeds from sale of property	—	1,836	—
Purchases of property, plant and equipment	(17,552)	(21,532)	(18,445)
Net cash used in investing activities	(21,743)	(105,949)	(18,445)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	6,117	10,165	17,264
Repurchase of common stock	(15,021)	(3,923)	(50,556)
Excess tax benefit from stock option exercises	1,363	1,206	1,518
Payments on senior credit agreement	(1,350)	(53,588)	—
Proceeds of senior credit agreement	58,000	73,000	55,000
Payments related to distribution agreement	—	—	(34,000)
Payments on mortgage notes	(894)	(969)	(1,050)
Payments on senior subordinated notes	(111,766)	(100)	(227)
Payments related to issuance of debt	—	—	(1,725)
Dividends paid on common stock	—	(12,862)	(16,696)
Other, net	(3,148)	(1,576)	(824)
Net cash provided by (used in) financing activities	(66,699)	11,353	(31,296)

Effect of exchange rate changes
on cash and cash equivalents	(920)	(2,931)	(485)

Net increase (decrease) in cash
and cash equivalents	13,631	(2,328)	30,723

Cash and cash equivalents at beginning of year	12,417	26,048	23,720

Cash and cash equivalents at end of year	$26,048	$23,720	$54,443

Non-cash financing activities:
Dividends payable	$—	$4,256	$5,545

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$5,797	$5,038	$5,143
Income taxes	4,760	10,953	6,837

The accompanying notes are an integral part of the consolidated financial statements.

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

Income taxes receivable and income taxes payable at December 31, 2012 have been revised by $2.7 million to conform to the current year presentation which presents these balances net by jurisdiction.

We have reclassified the promotional, marketing and distribution rights totaling $143.4 million at December 31, 2012 from Other Assets to Other Intangible Assets to conform to current year presentation.

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

Property, plant and equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Building and improvements	12 to 40 years
Leasehold improvements	Shorter of life of asset or life of lease
Machinery and equipment	2 to 15 years

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.   Effective January 1, 2013, we are reporting our business as a single operating segment, and goodwill as a single reporting unit. Changes in our structure are further discussed in Note 8 to the Consolidated Financial Statements. Customer relationships, trademarks, tradenames, patents, and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have accumulated goodwill of $248.4 million and other intangible assets of $319.4 million as of December 31, 2013.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows may be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities. During 2013, we completed our goodwill impairment testing with data as of October 1, 2013. We performed a Step 1 impairment test in accordance with ASC 350 utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value by 99%.

During 2011, we estimated the fair value of the legacy CONMED Patient Care reporting unit (refer to Note 8 for discussion regarding the change in operating segments) utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our legacy CONMED Patient Care reporting unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the reporting unit's goodwill to its implied fair value.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected useful life of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 15 years.  The weighted average life for customer relationship assets in aggregate is 33 years.

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

For all other indefinite lived intangible assets, we perform a qualitative impairment test in accordance with ASC 350. Based upon this assessment, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.0 million, $12.8 million and $12.6 million for 2011, 2012 and 2013, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.4 million at December 31, 2013 is adequate to provide for probable losses resulting from accounts receivable.

Earnings and dividends per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2011, 2012 and 2013, respectively:

	2011	2012	2013

Net income	$752	$40,481	$35,939

Basic-weighted average shares outstanding	28,246	28,301	27,722

Effect of dilutive potential securities	387	352	392

Diluted-weighted average shares outstanding	28,633	28,653	28,114

Basic EPS	$0.03	$1.43	$1.30

Diluted EPS	$0.03	$1.41	$1.28

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 0.7 million, 0.4 million and 0.0 million at December 31, 2011, 2012 and 2013, respectively.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2013 was paid on January 6, 2014 to shareholders of record as of December 16, 2013. The total dividend payable at December 31, 2013 was $5.5 million and is included in other current liabilities in the consolidated balance sheet.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)[a]	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income
before reclassifications	(158)	8,618	(1,193)	7,267

Amounts reclassified from accumulated other comprehensive income before tax[b]	(153)	4,502	—	4,349
Tax expense (benefit)	56	(1,663)	—	(1,607)
Total amounts reclassified from other accumulated comprehensive income	(97)	2,839	—	2,742

Net current-period other comprehensive income	(255)	11,457	(1,193)	10,009

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

(a) All amounts are net of tax.
(b) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 13 and Note 9, respectively, for further details.

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2012	2013

Raw materials	$45,115	$39,029
Work in process	14,229	14,736
Finished goods	96,884	89,446
	$156,228	$143,211

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2012	2013

Land	$4,243	$4,243
Building and improvements	92,775	95,397
Machinery and equipment	176,102	180,064
Construction in progress	5,508	8,750
	278,628	288,454
Less: Accumulated depreciation	(139,587)	(149,469)
	$139,041	$138,985

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $6,221, $6,416, and $6,713 for the years ended December 31, 2011, 2012 and 2013, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2013 are as follows:

2014	$6,723
2015	5,782
2016	4,144
2017	3,492
2018	3,382
Thereafter	5,006

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2012	2013
Balance as of January 1,	$234,815	$248,502

Goodwill resulting from business acquisitions	13,702	—

Foreign currency translation	(15)	(74)

Balance as of December 31,	$248,502	$248,428

During 2013, we finalized the allocation of purchase price related to our 2012 acquisition of Viking Systems, Inc.. We recorded a deferred tax asset of $8.3 million relating to the acquired net operating losses, which resulted in a corresponding reduction to goodwill. This is reflected in the 2012 amounts above. There have been no other changes in the consideration paid, working capital, or other acquired assets and liabilities, other than those described above, since December 31, 2012.

During the fourth quarter of 2011 we performed our annual goodwill impairment testing. We estimated the fair value of our legacy CONMED Patient Care reporting unit (refer to Note 8 for discussion regarding the change in operating segments) utilizing both a market-based approach and an income approach. Under the income approach, we utilized a discounted cash flow valuation methodology and measured the goodwill impairment in accordance with ASC 350. The first step of the impairment test determined the carrying value exceeded fair value and therefore we proceeded to Step 2. Under Step 2, we calculated the amount of impairment loss by measuring the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. We determined the goodwill of our legacy CONMED Patient Care reporting unit was impaired as a result of lower future earnings due to pricing pressures in a number of our product lines and consequently we recorded a goodwill impairment charge of $60.3 million to reduce the carrying amount of the unit's goodwill to its implied fair value.

Total accumulated impairment losses aggregated $106,991 at December 31, 2012 and 2013, respectively.

Other intangible assets consist of the following:

	December 31, 2012		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$135,690	$(50,083)	$135,690	$(54,982)

Promotional, marketing & distribution rights	149,376	(6,000)	149,376	(12,000)

Patents and other intangible assets	56,212	(37,554)	53,903	(39,091)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$427,822	$(93,637)	$425,513	$(106,073)

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

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 3, 2013 and January 3, 2014, we paid $34.0 million and $16.7 million, respectively, of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in equal installments in each year thereafter. The $50.0 million related to the remaining contingent obligation as of December 31, 2013 is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

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

Amortization expense related to intangible assets which are subject to amortization is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years.  Customer relationships are being amortized over a weighted average life of 33 years.  Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 15 years. Amortization expense for the year ending December 31, 2013 and estimated amortization expense related to intangible assets for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2013	$7,721	$6,000	$13,721
2014	7,031	6,000	$13,031
2015	6,642	6,000	$12,642
2016	6,539	6,000	$12,539
2017	6,527	6,000	$12,527
2018	6,470	6,000	$12,470

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2012	2013

Revolving line of credit	$153,000	$208,000

2.50% convertible senior subordinated notes	227	—

Mortgage notes	8,625	7,575

Total long-term debt	161,852	215,575

Less: Current portion	1,050	1,140

	$160,802	$214,435

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to write-off of unamortized deferred financing costs under the then existing senior credit agreement. There were $208.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2013.  Our available borrowings on the revolving credit facility at December 31, 2013 were $134.2 million with approximately $7.8 million of the facility set aside for outstanding letters of credit.  As described in Note 4, we entered into a distribution and development agreement with Musculoskeletal Transplant Foundation (“MTF”) on January 3, 2012 and used cash on hand and available borrowings under our revolving credit facility to fund the up front payment of $63.0 million and contingent payment made on January 3, 2013 of $34.0 million.

Interest rates on the amended and restated senior credit agreement are at LIBOR plus 1.625% (1.795% at December 31, 2013) or an alternative base rate.  For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios (the most restrictive of which is the senior leverage ratio), and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $7.6 million at December 31, 2013.  The mortgage note is collateralized by the Largo, Florida property and facilities.

     The scheduled maturities of long-term debt outstanding at December 31, 2013 are as follows:

2014	$1,140
2015	1,234
2016	1,339
2017	1,452
2018	209,574
Thereafter	836

Note 6 — Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2011, 2012 and 2013 consists of the following:

	2011	2012	2013
Current tax expense (benefit):

Federal	$3,021	$503	$(2,274)
State	1,596	374	502
Foreign	5,424	5,176	9,247
	10,041	6,053	7,475
Deferred income tax expense (benefit)	(13,098)	12,946	7,218
Provision (benefit) for income taxes	$(3,057)	$18,999	$14,693

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2011, 2012 and 2013 follows:

	2011	2012	2013
Tax provision (benefit) at statutory rate based
on income before income taxes	(35.0)%	35.0%	35.0%

State income taxes, net of federal tax benefit	22.7	1.5	1.8

Stock-based compensation	(1.6)	(0.2)	(0.5)

Foreign income taxes	1.4	(4.0)	(3.1)

Impact of repatriation of foreign earnings	(57.5)	—	—

Research & development credit	(32.3)	—	(2.8)

Settlement of taxing authority examinations	(6.5)	(0.8)	(2.0)

European permanent deduction	—	—	(2.4)

Non deductible/non-taxable items	(13.3)	1.3	2.9

Other, net	(10.5)	(0.9)	0.1

	(132.6)%	31.9%	29.0%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2012 and 2013 are as follows:

	2012	2013
Assets:
Inventory	$4,370	$3,445
Net operating losses	7,716	6,450
Capitalized research and development	2,730	2,286
Deferred compensation	2,905	3,025
Accounts receivable	2,759	2,642
Employee benefits	5,725	5,601
Accrued pension	8,081	(173)
Research and development credit	3,378	5,027
Other	4,335	4,365
Foreign tax credit	—	332
	41,999	33,000

Liabilities:
Goodwill and intangible assets	111,770	114,075
Depreciation	13,070	13,486
State taxes	2,992	3,914
Contingent interest	378	339

	128,210	131,814

Net liability	$(86,211)	$(98,814)

Income (loss) before income taxes consists of the following U.S. and foreign income:

	2011	2012	2013

U.S. income (loss)	$(20,521)	$33,121	$20,106
Foreign income	18,216	26,359	30,526

Total income (loss)	$(2,305)	$59,480	$50,632

The amount of Federal net operating loss carryforward is $18.4 million and begins to expire in 2025. The amount of Federal Research and Development credit carryforward available is $5.0 million.  These credits begin to expire in 2027.  The amount of Foreign Tax Credit Carryforward is $0.3 million and begins to expire in 2022.

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

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences totaled $80.1 million as of December 31, 2013. It is not practicable given the complexities of the hypothetical foreign tax credit calculation to determine the tax liability on this temporary difference.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2012.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2011	2012	2013

Balance as of January 1,	$1,330	$2,343	$1,587

Increases for positions taken in prior periods	283	30	70

Increases for positions taken in current periods	789	1,129	1,132

Decreases in unrecorded tax positions related to settlement with the taxing authorities	—	(1,857)	(1,010)

Decreases in unrecorded tax positions related to lapse of statute of limitations	(59)	(58)	(90)

Balance as of December 31,	$2,343	$1,587	$1,689

If the total unrecognized tax benefits of $1.7 million at December 31, 2013 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2013 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income.  It is reasonably possible that the amount of unrecognized tax benefits, each of which are individually insignificant, could change in the next 12 months as a result of the anticipated completion of taxing authority examinations and lapse of statute of limitations.  The range of change in unrecognized tax benefits is estimated between $0.0 million and $1.2 million.

Note 7 – Shareholders’ Equity

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2012 and 2013, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2013, we have repurchased a total of 5.7 million shares of common stock aggregating $145.7 million under this authorization and have $54.3 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2013, we repurchased 1.6 million shares for an aggregate cost of $50.6 million.  During 2012, we repurchased 0.1 million shares for an aggregated cost of $3.9 million. During 2011, we repurchased 0.7 million shares for an aggregate cost of $15.0 million.

We have reserved 7.0 million shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans") of which approximately 1.1 million shares remain available for grant at December 31, 2013.  The exercise price on all outstanding options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $5.2 million, $5.7 million and $5.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.  This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.  Tax related benefits of $1.9 million, $2.1 million and $2.1 million were also recognized for the years ended December 31, 2011, 2012 and 2013, respectively.  Cash received from the exercise of stock options was $5.6 million, $9.6 million and $16.7 million for the years ended December 31, 2011, 2012 and 2013, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2011, 2012 and 2013.

	2011	2012	2013
Fair value of options & SARs	$10.43	$7.38	$9.77
Expected stock price volatility	35.52%	35.84%	35.88%
Risk-free interest rate	1.59%	0.62%	1.04%
Expected annual dividend yield	—%	2.00%	1.79%
Expected life of options & SARs (years)	6.3	6.4	6.3

The following table illustrates the stock option and SAR activity for the year ended December 31, 2013.

	Number of Shares (in 000’s)	Weighted- Average Exercise Price

Outstanding at December 31, 2012	1,769	$25.35

Granted	164	$32.94
Forfeited	(9)	$25.96
Exercised	(794)	$26.62

Outstanding at December 31, 2013	1,130	$25.55
Exercisable at December 31, 2013	659	$24.40

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2013 was 6.0 years and 4.5 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2013 was $19.2 million and $11.9 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2011, 2012 and 2013 was $2.0 million, $3.3 million and $4.7 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2013.

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2012	521	$24.25

Granted	211	$33.02
Vested	(168)	$23.76
Forfeited	(88)	$30.55

Outstanding at December 31, 2013	476	$27.14

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2011, 2012 and 2013 was $27.48, $26.18 and $33.02, respectively.

The total fair value of shares vested was $3.6 million, $4.4 million and $7.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.

As of December 31, 2013, there was $13.1 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plan which is expected to be recognized over a weighted average period of 3.4 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2013, we issued approximately 18,000 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

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

As part of this reporting structure change, we also restructured our product lines. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. Surgical visualization consists of 2D and 3D video systems for use in minimally invasive orthopedic and general surgery. These product lines' net sales are as follows:

	2011	2012	2013

Orthopedic surgery	$371,245	$413,891	$410,171
General surgery	287,350	286,606	286,747
Surgical visualization	66,482	66,643	65,786
Consolidated net sales	$725,077	$767,140	$762,704

Net sales information for geographic areas consists of the following:

	2011	2012	2013

United States	$364,588	$382,256	$375,473
Canada	65,794	73,746	73,457
United Kingdom	32,106	31,653	28,471
Japan	34,178	33,997	36,705
Australia	40,122	40,835	38,752
All other countries	188,289	204,653	209,846

Total	$725,077	$767,140	$762,704

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2012 and 2013.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2011, 2012 and 2013.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our Untied States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $6.3 million, $6.7 million and $7.3 million during the years ended December 31, 2011, 2012 and 2013, respectively.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2012	2013

Accumulated Benefit Obligation	$85,363	$75,946

Change in benefit obligation
Projected benefit obligation at beginning of year	$82,289	$85,363
Service cost	277	253
Interest cost	3,429	3,315
Actuarial (gain) loss	2,790	(8,082)
Benefits paid	(1,059)	(1,250)
Settlement	(2,363)	(3,653)
Projected benefit obligation at end of year	$85,363	$75,946

Change in plan assets
Fair value of plan assets at beginning of year	$51,822	$62,763
Actual gain on plan assets	5,866	11,082
Employer contributions	8,497	7,500
Benefits paid	(1,059)	(1,250)
Settlement	(2,363)	(3,653)
Fair value of plan assets at end of year	$62,763	$76,442

Funded status	$(22,600)	$496

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2012	2013

Other assets/(Other long-term liabilities)	$(22,600)	$496
Accumulated other comprehensive loss	(48,176)	(30,001)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2012	2013

Discount rate	3.90%	4.75%
Expected return on plan assets	8.00%	8.00%

Accumulated other comprehensive loss for the years ended December 31, 2012 and 2013 consists of net actuarial losses of $48,176 and $30,001, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2013 are as follows:

Current year actuarial gain	$13,673
Settlement loss/amortization of actuarial loss	4,502
Total recognized in other comprehensive loss	$18,175

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2014 is $1.7 million.

Net periodic pension cost for the years ended December 31, consists of the following:

	2011	2012	2013

Service cost	$281	$277	$253
Interest cost on projected benefit obligation	3,519	3,429	3,315
Return on plan assets	(4,378)	(4,566)	(5,491)
Amortization of loss	1,578	2,876	3,059
Settlement expense	—	—	1,443
Net periodic pension cost	$1,000	$2,016	$2,579

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2011	2012	2013

Discount rate	5.41%	4.30%	3.90%
Expected return on plan assets	8.00%	8.00%	8.00%

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2012	2013	2013

Equity securities	76%	79%	75%
Debt securities	24	21	25
Total	100%	100%	100%

As of December 31, 2013, the Plan held 27,562 shares of our common stock, which had a fair value of $1.2 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

The following table sets forth the fair value of Plan assets as of December 31,:

	2012	2013

Common Stock	$25,124	$31,412
Money Market Fund	5,209	7,018
Mutual Funds	22,810	28,726
Fixed Income Securities	9,620	9,286

Total Assets at Fair Value	$62,763	$76,442

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2013:

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

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2012 and December 31, 2013:

December 31, 2012	Level 1	Level 2	Total

Common Stock	$25,124	$—	$25,124
Money Market Fund	—	5,209	5,209
Mutual Funds	22,810	—	22,810
Fixed Income Securities	9,620	—	9,620
	$57,554	$5,209	$62,763

December 31, 2013	Level 1	Level 2	Total

Common Stock	$31,412	$—	$31,412
Money Market Fund	—	7,018	7,018
Mutual Funds	28,726	—	28,726
Fixed Income Securities	9,286	—	9,286
	$69,424	$7,018	$76,442

We do not expect to make any contributions to our pension plan for the 2014 Plan year.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2013 and reflect the impact of expected future employee service.

2014	$5,332
2015	3,140
2016	3,100
2017	3,351
2018	3,973
2019-2023	23,943

Note 10 — Legal Matters and Contingencies

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

During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. The Company subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we are undertaking corrective actions that may involve additional costs for the Company. These remediation costs are not expected to be material, however there can be no assurance that the actions undertaken by the Company will ensure that the Company will not undertake recalls, voluntary or otherwise, nor can there be any assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

Note 11 — Other Expense

Other expense for the year ended December 31, consists of the following:

	2011	2012	2013
Administrative consolidation costs	$792	$6,497	$8,750
Costs associated with purchase of a distributor	300	704	—
Costs associated with legal arbitration and patent dispute	—	1,555	3,206
Pension settlement expense	—	—	1,443
Costs associated with purchase of a business	—	1,194	—
Other expense	$1,092	$9,950	$13,399

During 2011, 2012 and 2013, we consolidated certain administrative functions and incurred $0.8 million, $6.5 million and $8.8 million respectively, in related costs consisting principally of severance charges and the write-off of certain patents.

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

During 2013, we incurred $3.2 million in legal costs associated with a patent infringement claim as further described in Note 10.

During 2013, we had a higher level of lump sum withdrawals from pension plan participants. This resulted in an acceleration of the recognition of a portion of our projected benefit obligation and we therefore recorded a pension settlement expense of $1.4 million. Refer to Note 9 for details.

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

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2011	2012	2013

Balance as of January 1,	$3,363	$3,618	$3,636

Provision for warranties	4,344	4,163	3,061
Claims made	(4,089)	(4,145)	(4,275)

Balance as of December 31,	$3,618	$3,636	$2,422

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2013 which have been accounted for as cash flow hedges totaled $132.4 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$4.7 million, $3.8 million and $0.2 million for the years ended December 31, 2011, 2012, and 2013, respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.4 million at December 31, 2013.  It is expected these unrealized losses will be recognized in the consolidated statement of comprehensive income in 2014 and 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2013 which have not been designated as hedges totaled $42.0 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million, -$2.1 million and -$0.3 million for the years ended December 31, 2011, 2012, and 2013, respectively, offsetting gains (losses) on our intercompany receivables of -$0.3 million, $0.8 million and -$0.8 million for the years ended December 31, 2011, 2012, and 2013, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following table summarizes the fair value for forward foreign exchange contracts outstanding at December 31, 2012 and December 31, 2013:

December 31, 2012	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(457)	Other current liabilities	$2,249	$1,792

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	—	Other current liabilities	150	150

Total derivatives		$(457)		$2,399	$1,942

December 31, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(975)	Other current liabilities	$3,172	$2,197

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	(52)	Other current liabilities	78	26

Total derivatives		$(1,027)		$3,250	$2,223

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, at December 31, 2012 and December 31, 2013 we have recorded the net fair value of $1.9 million and $2.2 million, respectively, in other current liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2013 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 14 - New Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is intended to provide guidance and reduce diversity in practice in the presentation of an unrecognized tax benefit when a tax loss or credit carryforward exists. The provisions of this ASU are effective for periods beginning after December 15, 2013 and must be applied prospectively for unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We early adopted this guidance. There are no material effects on, or changes to, our financial statements or disclosures as a result of this ASU.

Note 15 – Restructuring

During 2011, 2012, and 2013 we incurred the following restructuring costs:

	2011	2012	2013

Facility consolidation costs	$3,467	$7,052	$6,489
Termination of a product offering	—	—	2,137
Restructuring costs included in cost of sales	$3,467	$7,052	$8,626

Restructuring costs included in other expense	$792	$6,497	$8,750

During 2008, we announced a plan to restructure certain of our operations. During 2011, 2012 and 2013, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities. In the first quarter of 2013, we began the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities. For the years ending December 31, 2011, 2012 and 2013, we charged $3.5 million, $7.1 million, and $6.5 million, respectively, to cost of goods sold. These costs include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland and Westborough, Massachusetts operations. We expect this phase of our plan and related cash payments to be substantially completed in the first quarter of 2014.

In the third quarter of 2013, as part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold.

Restructuring costs included in other expense are described more fully in Note 11.

We have recorded an accrual in current liabilities of $3.1 million at December 31, 2013 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2013	$4,120

Expenses incurred	3,895

Payments made	(4,887)

Balance, December 31, 2013	$3,128

During February 2014, the Company announced a new phase of the restructuring plan to consolidate our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect this plan to be completed over the next 24 months and are in the process of determining the total costs expected to be incurred.

Note 16 – Business Acquisition

On September 24, 2012, we purchased Viking Systems, Inc. ("Viking acquisition") for approximately $22.5 million in cash. Viking Systems, Inc. developed, manufactured and marketed visualization solutions for minimally invasive surgeries.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Viking acquisition.

Cash	$390
Accounts receivable	1,349
Inventory	2,562
Prepaid expenses and other current assets	151
Deferred income taxes	7,492
Property, plant & equipment, net	117
Customer relationships	1,725
Patents	1,100
Goodwill	13,702
Total assets acquired	28,588

Accounts payable	1,324
Other liabilities	4,736
Total liabilities assumed	6,060

Net assets acquired	$22,528

The goodwill recorded as part of the acquisition is primarily a result of planned synergies. The goodwill is not deductible for tax purposes.

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

Note 17 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2012 and 2013 are as follows:

	Three Months Ended
	March	June	September	December
2012
Net sales	$194,316	$189,695	$181,885	$201,244
Gross profit	100,911	99,732	97,913	107,287
Net income	9,968	10,296	9,320	10,897
EPS:
Basic	.36	.36	.33	.38
Diluted	.35	.36	.32	.38

	Three Months Ended
	March	June	September	December
2013
Net sales	$187,014	$192,993	$179,255	$203,442
Gross profit	102,682	102,916	95,424	111,395
Net income	10,492	9,533	5,687	10,227
EPS:
Basic	.37	.35	.21	.37
Diluted	.37	.34	.20	.36

Items Included In Selected Quarterly Financial Data:

2012

First Quarter

During the first quarter of 2012, we incurred $1.5 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico.  These costs were charged to cost of goods sold – see Note 15.

During the first quarter of 2012, we recorded a charge of $0.3 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

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

During the second quarter of 2012, we recorded a charge of $1.2 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

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

During the third quarter of 2012, we recorded a charge of $1.9 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

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

During the fourth quarter of 2012, we recorded a charge of $3.1 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the fourth quarter of 2012, we recorded a charge of $0.5 million to other expense related to the acquisition of Viking Systems, Inc. - see Notes 11 and 16.

2013

First Quarter

During the first quarter of 2013, we incurred $1.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico, consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities. These costs were charged to cost of goods sold – see Note 15.

During the first quarter of 2013, we recorded a charge of $1.6 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the first quarter of 2013, we recorded a charge of $0.2 million to other expense related to legal costs associated with a patent infringement claim - see Note 10 and Note 11.

During the first quarter of 2013, we recorded a $0.3 million loss on the early extinguishment of debt related to write-off of unamortized deferred financing costs under the then existing senior credit agreement - see Note 5.

Second Quarter

During the second quarter of 2013, we incurred $1.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico, consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities.  These costs were charged to cost of goods sold – see Note 15.

During the second quarter of 2013, we recorded a charge of $1.6 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the second quarter of 2013, we recorded a charge of $0.5 million to other expense related to legal costs associated with a patent infringement claim - see Note 10 and Note 11.

Third Quarter

During the third quarter of 2013, we incurred $1.1 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico, consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities.  These costs were charged to cost of goods sold – see Note 15.

During the third quarter of 2013, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold - see Note 15.

During the third quarter of 2013, we recorded a charge of $3.1 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the third quarter of 2013, we recorded a charge of $1.5 million to other expense related to legal costs associated with a patent infringement claim - see Note 10 and Note 11.

Fourth Quarter

During the fourth quarter of 2013, we incurred $2.1 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico, consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities.  These costs were charged to cost of goods sold – see Note 15.

During the fourth quarter of 2013, we recorded a charge of $2.4 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the fourth quarter of 2013, we recorded a charge of $1.0 million to other expense related to legal costs associated with a patent infringement claim - see Note 10 and Note 11.

During the fourth quarter of 2013, we recorded a $1.4 million pension settlement expense to other expense - see Note 9 and Note 11.

SCHEDULE II—Valuation and Qualifying Accounts
(in thousands)

		Column C
		Additions
	Column B
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Column E
Column A				Column D	Balance at End of Period
Description				Deductions
2013

Allowance for bad debts	$1,203	$421	$—	$(240)	$1,384
Sales returns and
allowance	3,609	398	—	(909)	3,098
Deferred tax asset
valuation allowance	—	—	—	—	—

2012

Allowance for bad debts	$1,183	$530	$—	$(510)	$1,203
Sales returns and
allowance	4,097	317	—	(805)	3,609
Deferred tax asset
valuation allowance	—	—	—	—	—

2011

Allowance for bad debts	$1,066	$3,935	$—	$(3,818)	$1,183
Sales returns and
allowance	3,980	291	—	(174)	4,097
Deferred tax asset
valuation allowance	226	—	—	(226)	—