Form 10-K/A
period 2013-12-31
CONMED CORP
filed 2014-04-25
CIK 816956

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

The number of shares of the registrant’s $0.01 par value common stock outstanding as of April 22, 2014 was 27,216,544.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) supplements the Annual Report on Form 10-K of CONMED Corporation (“CONMED” or the “Company”) for the year ended December 31, 2013 (the “Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on February 25, 2014. This amendment is being filed primarily to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10-K/A because we no longer expect to file our definitive proxy statement by such date. Accordingly, this Form 10-K/A hereby amends and replaces in its entirety Part III of Form 10-K. In addition, the reference on the cover page of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III has been deleted.

We have filed herewith Exhibit 31, Rule 13a-14(a) Certifications. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

CONMED CORPORATION

FORM 10-K/A (Amendment No. 1)

FOR THE YEAR ENDED DECEMBER 31, 2013

PART III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

About our Directors

Our goal is to assemble a Board that operates cohesively and challenges and questions management in a constructive way. We have a process in place for selecting qualified director candidates that seeks to identify individuals who possess a broad range of qualifications that would enhance Board composition. Our process retains the flexibility to consider a number of factors in the selection process, which may include judgment, skill, diversity, reputation, experience with businesses and other organizations of comparable size as executives, directors or in other leadership positions, an understanding of finance and financial reporting processes, a corporate governance background, the ability to dedicate significant time for service on the Company’s Board of Directors, the interplay of the candidate’s experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. In this regard, we also look for the skills and expertise required to satisfy the listing requirements of the NASDAQ Stock Market, on which CONMED’s stock is traded.

After searching for candidates with experience in the medical device field, in July 2013, we increased the size of the Board to nine directors, seven of whom are independent, with the additions of Brian Concannon and Dirk M. Kuyper. Additionally, in February 2014, we announced several other changes to our board structure in connection with the Company entering into an agreement (the “Nomination and Standstill Agreement”) with Coppersmith Capital Management LLC, Jerome J. Lande, Craig Rosenblum and Curt R. Hartman. Coppersmith Capital Management, LLC beneficially owned 1,630,800 shares of the Company’s common stock, par value $.01 per share (“Common Stock”) as of February 27, 2014, representing approximately 6% of the outstanding Common Stock based on 27,216,544 shares outstanding as of April 22, 2014. The Nomination and Standstill Agreement resulted in Mr. Hartman and Mr. Lande becoming Directors of the Company on March 1, 2014 and Mark E. Tryniski assuming the role of Chairman of the Board. Lastly, two long serving members of the Board, Bruce F. Daniels and Stuart J. Schwartz, have announced they will retire from the Board and not stand for election at the 2014 Annual Meeting. Following this agreement and the 2014 Annual Meeting, the Company’s Board will comprise ten directors, eight of whom will be independent.

The Company’s Directors are elected at each annual meeting of shareholders and serve until the next annual meeting and until their successors are duly elected and qualified. Eugene R. Corasanti’s employment is subject to an employment agreement that is terminable at will, as further described below. Joseph J. Corasanti’s employment is subject to an amended and restated employment agreement which expires on December 31, 2014. The Company’s other officers are appointed by the Board of Directors and, except as set forth below, hold office at the will of the Board of Directors.

Directors

BRIAN CONCANNON (age 56) has served as a Director of the Company since July 2013. Mr. Concannon is the President and Chief Executive Officer (“CEO”) of Haemonetics Corporation, a publicly traded company (NYSE: HAE) headquartered in Braintree, Massachusetts, that provides blood management technologies and services to hospitals, blood collectors and plasma biopharmaceutical companies worldwide. He joined Haemonetics in 2003 as the President, Patient Division and was promoted to President, Global Markets in 2006. In 2007, Mr. Concannon was promoted to Chief Operating Officer and in April 2009, Mr. Concannon was promoted to President and Chief Executive Officer, and elected to the Haemonetics Board of Directors. Immediately prior to joining the Company, Mr. Concannon was the President, Northeast Region, for Cardinal Health Medical Products and Services where he was employed since 1998. From 1985 to 1998, he was employed by American Hospital Supply Corporation, Baxter Healthcare Corp and Allegiance Healthcare in a series of sales and operations management positions of increasing responsibility. He has served in leadership roles within the healthcare industry for more than 25 years. Mr. Concannon is a 1979 graduate of West Point. The Board of Directors has determined that Mr. Concannon is independent within the meaning of the rules of the Securities and Exchange Commission.

Mr. Concannon’s qualifications for serving on CONMED’s Board include his experience as an active CEO of a publicly-traded medical device company, and the former president of a distribution company. Mr. Concannon offers industry experience from a sales and marketing perspective. He has the ability and willingness to serve on a Board, and the correct fit to work in a collegial manner with the other directors.

EUGENE R. CORASANTI (age 83) served as Chairman of the Board of the Company since its incorporation in 1970 until February 25, 2014 and has served as a Director of the Company since then. Mr. E. Corasanti also served as the Company’s Chief Executive Officer from its founding through December 31, 2006 and continues to serve as Vice Chairman, a non-officer, non-director position he has held since January 1, 2007. Prior to the founding of the Company, Mr. E. Corasanti was an independent public accountant. Mr. E. Corasanti holds a B.B.A. degree in Accounting from Niagara University. Eugene R. Corasanti’s son, Joseph J. Corasanti, is Chief Executive Officer and President and a Director of the Company.

Mr. E. Corasanti’s qualifications for serving on CONMED’s Board include being the founder of the Company. His accomplishments, financial acumen, knowledge of the industry and markets, and appetite for risk are particularly relevant to directing the strategy for the Company, as are his knowledge and contacts in the Company’s industry and the markets in which they compete. Mr. E. Corasanti’s intimate knowledge of the Company he founded provides a viewpoint distinct from that of management.

JOSEPH J. CORASANTI (age 50) has served as President and Chief Executive Officer (“CEO”) since January 1, 2007, having served as President and Chief Operating Officer of the Company since August 1999 and as a Director of the Company since May 1994. Mr. J. Corasanti is also a member of the Board of Directors of II-VI, Inc. (NASDAQ: IIVI), a manufacturer of optical and electro-optical components and devices for infrared, e-ray, gamma-ray, telecommunication and other applications, where Mr. J. Corasanti is a member of the audit committee. He also served as General Counsel and Vice President-Legal Affairs of the Company from March 1993 to August 1998 and Executive Vice-President/General Manager of the Company from August 1998 to August 1999. Prior to that time, he was an Associate Attorney with the law firm of Morgan, Wenzel & McNicholas, Los Angeles, California from 1990 to March 1993. Mr. J. Corasanti is admitted to the State Bar of New York and California. Mr. J. Corasanti holds a B.A. degree in Political Science from Hobart College and a J.D. degree from Whittier College School of Law. Joseph J. Corasanti is the son of Eugene R. Corasanti, Director of the Company and Vice Chairman of the Company.

Mr. J. Corasanti’s qualifications for serving on CONMED’s Board include his accomplishments as the Chief Executive Officer of the Company in growing the Company over the past several years. His oversight and management of the executive officers are most relevant to directing the strategy for the Company, as are his knowledge and contacts in the Company’s industry and the markets in which they compete.

BRUCE F. DANIELS (age 79) has served as a Director of the Company since August 1992. Mr. Daniels is a retired executive. From August 1974 to June 1997, Mr. Daniels held various executive positions, including a position as Controller with Chicago Pneumatic Tool Company. Mr. Daniels holds a B.S. degree in Business from Utica College of Syracuse University. The Board of Directors has determined that Mr. Daniels is independent, and that he is an audit committee financial expert, within the meaning of the rules of the Securities and Exchange Commission.

Mr. Daniels’ qualifications for serving on CONMED’s Board include his experience as a Controller of Chicago Pneumatic for several years, along with this service as a director and chair of the Audit Committee for the past eighteen years. Mr. Daniels’ experience and background with Chicago Pneumatic brings a different perspective to the Board than that offered by other directors whose experience has been in other industries.

JO ANN GOLDEN (age 66) has served as a Director of the Company since May 2003. Ms. Golden is a certified public accountant and through her retirement in July 2012 was the managing partner of the New Hartford, New York office of Dermody Burke and Brown, CPAs, LLC, an accounting firm. Ms. Golden is also a member of the Board of Directors of the Bank of Utica, serving in this role since December 2009, and as Chair of the Audit & Examining Committee since 2010. Ms. Golden is a past President of the New York State Society of Certified Public Accountants (“the State Society”), having served previously as the Secretary and Vice President of the State Society. In addition, Ms. Golden was a president of the New York State Society’s Foundation for Accounting Education. Ms. Golden served as a member of the governing Council of the American Institute of Certified Public Accountants (“AICPA”), and was a member of the AICPA’s Global Credential Survey Task Force in 2001. Ms. Golden holds a B.A. from the State University College at New Paltz, and a B.S. in Accounting from Utica College of Syracuse University. The Board of Directors has determined that Ms. Golden is independent, and that she is an audit committee financial expert, within the meaning of the rules of the Securities and Exchange Commission.

Ms. Golden’s qualifications for serving on CONMED’s Board include her financial and accounting expertise, acquired through her experience as the managing partner of Dermody, Burke and Brown, CPAs as well as her vast service to the State Society. Ms. Golden’s experience and background with a professional accounting firm bring a different perspective to the Board than that offered by other directors.

CURT R. HARTMAN (age 50) has served as a Director of the Company since March 1, 2014. He had a twenty-two year career at Stryker Corporation (“Stryker”) from 1990 through February 2013. Most recently, he served as the Interim Chief Executive Officer of Stryker from February 2012 to October 2012. Prior to this role, Mr. Hartman was the Vice President, Chief Financial Officer (“CFO”) of Stryker from April 2009 to October 2012. Mr. Hartman has a Bachelor of Science degree in Aerospace Engineering from the University of Michigan. The Board of Directors has determined that Mr. Hartman is independent, and that he is an audit committee financial expert, within the meaning of the rules of the Securities and Exchange Commission.

Mr. Hartman was appointed to the Company’s Board of Directors pursuant to an agreement the Company entered into with Coppersmith Capital Management LLC, certain of its affiliates and Mr. Hartman that is further described under the heading “About our Directors” in this Item 10. Mr. Hartman’s qualifications for serving on CONMED’s Board include his experience as a former CFO of a publicly-traded medical device company in the orthopedic space. He offers industry experience from both an operational and a financial perspective. Mr. Hartman is believed to have the ability and willingness to commit adequate time to the Board, and his long-term tenure at Stryker suggests that he has been able to work with others, and will be able to work in a collegial manner with the other directors.

DIRK M. KUYPER (age 57) has served as a Director of the Company since July 2013. Mr. Kuyper is the President and CEO of Illuminoss Medical, Inc., a privately-held medical device company specializing in minimally invasive solutions for bone fractures. Prior to joining Illuminoss in April 2013, Mr. Kuyper served as a consultant for a number of medical device companies including Benvenue Cap Medical. From June 2007 to August 2012, Mr. Kuyper served as the President & CEO, and President of Global Commercial Operations of Alphatec Spine, (NASDAQ – ATEC) and as a member of the Board of Directors from June 2007 to August 2012. Prior to his work for Alphatec, he served in several executive capacities including as President and as Executive Vice President and Chief Operating Officer for Aesculap, Inc.’s North American operations in Center Valley, Pennsylvania. Mr. Kuyper has a Bachelor’s of Science degree from the University of Miami. The Board of Directors has determined that Mr. Kuyper is independent within the meaning of the rules of the Securities and Exchange Commission.

Mr. Kuyper’s qualifications for serving on CONMED’s Board include his experience as an active CEO of a smaller, entrepreneurial medical device company, as the former CEO of a publicly-traded medical device company, and the former president of a large medical device company. Mr. Kuyper offers industry experience from a sales and marketing perspective. Based on discussions and experience on the Board, he has the ability and willingness to serve on a Board, and the correct fit to work in a collegial manner with the other directors.

JEROME J. LANDE (age 38) has served as a Director of the Company since March 1, 2014. He is the Managing Partner of Coppersmith Capital which he co-founded in April 2012. Previously, Mr. Lande was a partner at MCM Capital Management, LLC (“MCM”), from January 2006 until February 2012, and served as an Executive Vice President at MCM from January 2005 until he left the company. MCM was the general partner of MMI Investments, L.P., a small-cap deep value fund where Mr. Lande was responsible for all areas of portfolio management. He served as a Vice President of MCM from February 2002 to January 2005 and as an Associate from January 1999 to February 2002. Mr. Lande served as Corporate Development Officer of Key Components, Inc., a global diversified industrial manufacturer that was formerly an SEC reporting company, from January 1999 until its acquisition by Actuant Corporation in February 2004. Mr. Lande holds a B.A. from Cornell University. The Board of Directors has determined that Mr. Lande is independent within the meaning of the rules of the Securities and Exchange Commission.

Mr. Lande was appointed to the Company’s Board of Directors pursuant to an agreement the Company entered into with Coppersmith Capital Management LLC, certain of its affiliates and Mr. Hartman that is further described under the heading “About our Directors” in this Item 10. Mr. Lande’s qualifications for serving on CONMED’s Board include his experience as an investor in CONMED and in other stocks. He offers a shareholder-centric perspective which is unique to the Board to some degree, as all Directors own stock in the Company. Mr. Lande’s contacts and familiarity with investor and shareholder matters is unique on the Board. Mr. Lande is believed to have the ability and willingness to commit adequate time to the Board and Committee meetings. Mr. Lande is believed, based on the manner in which he approached the Board and was appointed as a director, to be able to work in a collegial manner with the other directors, and his experience and background brings a different perspective to the Board than that offered by other directors.

STEPHEN M. MANDIA (age 49) has served as a Director of the Company since July 2002. Mr. Mandia is the President of Mandia International Trading Corp. He has served as Chairman of the Board of Directors of Sovena USA, formerly East Coast Olive Oil Corp., and now a subsidiary of Sovena Group since January 1, 2010 and currently serves as the Chairman of the Board of Eva Gourmet. He previously served as Chief Executive Officer of Sovena USA from 1991 to December 31, 2009. Mr. Mandia holds a B.S. Degree from Bentley College, located in Waltham, Massachusetts, having also undertaken undergraduate studies at Richmond College in London. The Board of Directors has determined that Mr. Mandia is independent within the meaning of the rules of the Securities and Exchange Commission.

Mr. Mandia’s qualifications for serving on CONMED’s Board include his experience as the founder and Chief Executive Officer of a privately-held company which he grew into the largest importer of olive oil in the United States. Likewise, his exposure to and familiarity with conducting business in multiple countries and cultures outside the United States, as well as his experience with managing employees and growth, offers insights and perspectives that are unique on the Board.

STUART J. SCHWARTZ (age 77) has served as a Director of the Company since May 1998. Dr. Schwartz is a retired physician. From 1969 to December 1997 he was engaged in private practice as an urologist. Dr. Schwartz holds a B.A. degree from Cornell University and an M.D. degree from SUNY Upstate Medical College, Syracuse, NY. The Board of Directors has determined that Dr. Schwartz is independent within the meaning of the rules of the Securities and Exchange Commission.

Dr. Schwartz’s qualifications for serving on CONMED’s Board include his extensive education and experience as a surgeon. This experience has provided unique insights for the Board’s evaluation of technologies and acquisitions, as well as marketing strategies, from the perspective of the ultimate consumer of many, if not all, of the Company’s products.

MARK E. TRYNISKI (age 53) has served as a Director of the Company since May 2007 and was the Lead Independent Director from May 2009 until he became Chairman of the Board on February 25, 2014. He is the President and Chief Executive Officer of Community Bank System, Inc. (NYSE:CBU), where he served as Executive Vice President and Chief Operating Officer from February 2004 through August 2006. From June 2003 through February 2004, Mr. Tryniski was the Chief Financial Officer. Prior to joining Community Bank in June 2003, Mr. Tryniski was a partner with PricewaterhouseCoopers LLP. Mr. Tryniski also serves on the Board of Directors of the New York Bankers Association as well as the Independent Bankers Association of New York State. Mr. Tryniski holds a B.S. degree from the State University of New York at Oswego. The Board of Directors has determined that Mr. Tryniski is independent, and that he is an audit committee financial expert, within the meaning of the rules of the Securities and Exchange Commission.

Mr. Tryniski’s qualifications for serving on CONMED’s Board include his extensive experience as an active Chief Executive Officer of a public financial institution as well as his financial and accounting expertise acquired through his experience as an audit partner with PricewaterhouseCoopers LLP. His exposure to, and familiarity with banking and financial matters offers a number of contacts and level of familiarity with financial matters that is unique on the Board. Further, his experience constructively engaging with shareholders makes him well-suited to serve in the role of Chairman of the Board.

Mr. Daniels and Dr. Schwartz, both current Directors of the Company, have chosen not to stand for re-election at the Annual Meeting.

Executive Officers

WILLIAM W. ABRAHAM (age 82) joined the Company in May 1977 as General Manager. He served as the Company’s Vice President-Manufacturing and Engineering from June 1983 until October 1989. In November 1989, he was named Executive Vice President serving in a number of senior management roles including business development. In March 2013, Mr. Abraham’s title was changed to Executive Vice President, Business Development. Mr. Abraham holds a B.S. degree in Industrial Management from Utica College of Syracuse University.

HEATHER L. COHEN (age 41) joined the Company in October 2001 as Associate Counsel and has served as Deputy General Counsel since March 2002 and as the Company’s Secretary since March 2008. In June 2008, Ms. Cohen was also named the Vice President of Corporate Human Resources. In March 2013, Ms. Cohen’s title was changed to Executive Vice President, Human Resources, Deputy General Counsel and Secretary. Prior to joining the Company, Ms. Cohen was an Associate Attorney with the law firm Getnick Livingston Atkinson Gigliotti & Priore, LLP from 1998 to 2001. Ms. Cohen holds a B.A. in Political Science and Education from Colgate University and a J.D. from Emory University. Ms. Cohen is the sister-in-law-by-marriage of Joseph J. Corasanti, the Chief Executive Officer, and President and Director of the Company in that Ms. Cohen’s husband is the brother of the wife of Joseph J. Corasanti, who is the son of Eugene R. Corasanti, Director of the Company and Vice Chairman of the Company.

JOSEPH G. DARLING (age 56) joined the Company in May 2008 as a member of the executive team and in July 2011 was named Vice President – Corporate Commercial Operations with responsibility for corporate sales, marketing and research activities. In March 2013, Mr. Darling’s title was changed to Executive Vice President, Commercial Operations. Prior to joining the Company, Mr. Darling served in a number of management roles at Smith & Nephew, Inc. from October 2005 through April 2008 where he most recently was Senior Vice President & General Manager and a member of the executive leadership team for the sports medicine business unit within the Endoscopy division. Prior to Smith & Nephew, Mr. Darling served Baxter International, Inc. in a number of increasingly senior positions from May 1999 to October 2005. Additionally, Mr. Darling held a variety of senior sales and marketing positions with Abbott Laboratories Pharmaceutical Products Division and Wyeth-Ayerst Laboratories from 1983 to 1999. Mr. Darling holds a B.A. degree in Political Science from Syracuse University Maxwell School of Citizenship.

DANIEL S. JONAS (age 50) joined the Company as General Counsel in August 1998 and in addition became the Vice President-Legal Affairs in March 1999. In March 2013, Mr. Jonas’ title was changed to Executive Vice President, Legal Affairs & General Counsel. Mr. Jonas is also the Chairman of MedTech Association, Inc. Prior to his employment with the Company, Mr. Jonas was a partner with the law firm of Harter, Secrest & Emery, LLP in Syracuse from January 1998 to August 1998, having joined the firm as an Associate Attorney in 1995. Mr. Jonas holds an A.B. degree from Brown University and a J.D. from the University of Pennsylvania Law School.

GREGORY R. JONES (age 59) joined the Company in June 2008 as Vice President, Regulatory Affairs & Quality Assurance and became Vice President of Corporate Quality Assurance/Regulatory Affairs in February 2009. In March 2013, Mr. Jones’ title was changed to Executive Vice President, Quality Assurance/Regulatory Affairs. Prior to joining CONMED, Mr. Jones was Senior Vice President, Regulatory Affairs & Quality Assurance and a member of the Executive Management team with Power Medical Interventions (“PMI”) from November 2003 to May 2008. Prior to joining PMI, Mr. Jones spent 14 years from 1989 to 2003 in increasingly senior RA/QA management positions at Ethicon, a Johnson & Johnson Company, ultimately serving as the Worldwide Director, Regulatory Affairs & Quality Assurance for Ethicon’s GYNECARE division from 2001 to 2003. Mr. Jones holds a B.A. degree in Sociology from Geneva College.

LUKE A. POMILIO (age 49) joined the Company as Controller in September 1995. Subsequently, Mr. Pomilio assumed additional responsibility for certain corporate functions including worldwide operations and select administrative functions. In May 2009, Mr. Pomilio was promoted to Vice President, Controller and Corporate General Manager. In March 2013, Mr. Pomilio’s title was changed to Executive Vice President, Controller and Corporate General Manager. Prior to his employment with the Company, Mr. Pomilio was employed as a manager with Price Waterhouse LLP. Mr. Pomilio is a certified public accountant and graduated with a B.S. degree in Accounting from Clarkson University.

ROBERT D. SHALLISH, Jr. (age 65) joined the Company as Chief Financial Officer (“CFO”) and Vice President-Finance in December 1989 and has also served as an Assistant Secretary since March 1995. In March 2013, Mr. Shallish’s title was changed to Executive Vice President, Finance & Chief Financial Officer. Prior to this, he was employed as Controller of Genigraphics Corporation in Syracuse, New York since 1984. He was employed by Price Waterhouse LLP from 1972 through 1984 where he most recently served as a senior manager. Mr. Shallish is a certified public accountant and graduated with an A.B. degree in Economics from Hamilton College. He holds a Master’s degree in Accounting from Syracuse University.

Other Company Officers

TERENCE M. BERGE (age 44) joined the Company in June 1998 as Assistant Corporate Controller and has served as the Company’s Treasurer since March 2008. In March 2013, Mr. Berge’s title was changed to Corporate Vice President, Treasurer and Assistant Controller. Prior to joining the Company, Mr. Berge was employed by Price Waterhouse LLP from 1991 through 1998 where he served most recently as an audit manager. Mr. Berge is a certified public accountant and holds a B.S. degree in Accounting from the State University of New York at Oswego.

MARK SNYDER (age 61) joined the Company as Group Director, Manufacturing in January 1986. He was named Vice President of Manufacturing Operations in September 1992 and Vice President, Global Operations & Supply Chain in June 2010. In March 2013, Mr. Snyder’s title was changed to Executive Vice President, Manufacturing Operations & Supply Chain. Prior to joining the company, he was employed by Price Waterhouse LLP since 1984 in the Management Consulting Services group where he was Manager of Manufacturing Services. In 1980 he joined the Management Information Systems group with National Supply Company and served as a Systems Project Leader. Mr. Snyder graduated with a B.A. degree in Philosophy from Temple University, and holds an M.B.A. from the University of Houston.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and furnished to the Company pursuant to Rule 16a-3(e) thereunder, each person who, at any time during its fiscal year ended December 31, 2013, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock that failed to file on a timely basis any such reports. Based on such reports, the Company is not aware of any such failure to file on a timely basis any such reports by any such person that has not previously been disclosed.

Ethics Disclosure

The Company has adopted, as of March 31, 2003, an ethics program which applies to all employees, including senior financial officers and the principal executive officer. The ethics program is available through the “Investors” section of the CONMED Corporation web site (http://www.conmed.com), and is administered by the Company’s General Counsel. The Program codifies standards reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, avoidance of conflicts of interest, full, fair, accurate, timely and understandable disclosure, compliance with laws, prompt internal reporting of code violations and accountability for adherence to the code and permits anonymous reporting by employees to an independent third party, which will alert the Chair of the Audit Committee of the Board of Directors if and when it receives any anonymous reports. No waivers under the Ethics Program have been granted.

Audit Committee

The Company has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which currently consists of the following independent directors: Jo Ann Golden (Chair), Bruce F. Daniels, Curt R. Hartman and Mark E. Tryniski. Although not currently engaged professionally in the practice of auditing or accounting, the Audit Committee and Board of Directors have determined that Messrs. Daniels, Hartman and Tryniski and Ms. Golden qualify as “audit committee financial experts” within the meaning of Section 407 of the Sarbanes-Oxley Act of 2002 and the implementing regulations and that such qualifications were acquired through relevant education and work experience.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Company’s compensation programs are primarily designed to reward performance that appropriately balances achievement of both the Company’s short and long-term goals. For the executives, performance is measured by improvement in earnings, sales and other financial metrics, as well as operating results and individual contributions to the Company’s performance. The Company also considers the need to attract and retain executives with the requisite experience and qualifications to achieve our business goals. Executive employment, advancement and compensation are contingent on demonstrating high ethical standards and compliance with governmental and regulatory standards.

The Compensation Committee is responsible for and oversees all aspects of compensation for executive officers as well as certain other key employees. The Committee relies on the CEO to make recommendations on compensation levels for the executives (other than the CEO). In July 2013, the Compensation Committee retained Semler Brossy as a compensation consultant relative to compensation paid to the CEO and CFO and the engagement has continued through 2014 as the Compensation Committee continues to evaluate the compensation for these positions. In addition, Semler Brossy reviewed Board of Director fees in 2013 as more fully described in the Director Compensation section. Semler Brossy does not provide any services to management and does not have any business or personal relationship with any member of the Committee or management. No decisions have been made based on this consultation other than consideration to adding additional peer companies in future compensation analysis.

Each year the Compensation Committee reviews compensation for similar positions at other corporations within a designated peer group of companies that includes other public medical device companies. The purpose of the review is to ensure that the Company’s overall compensation levels, and the components thereof, are appropriate in light of the nature of the medical device business and the talent for which we compete. There is no fixed formula or percentile of market-established compensation levels which the Company strives to meet. The complete list of the companies reviewed in 2013 was: Accuray, Inc. Align Technology, Inc. Analogic Corp., Arthrocare Corp, Cooper Companies, Inc., Greatbatch Inc., Haemonetics Corporation, Hill-Rom Holdings, Inc. IDEXX Laboratories, Inc., Integra Life Sciences Holdings Corporation, Invacare Corp., Masimo Corp., Nuvasive Inc., Orthofix International N.V., Resmed Inc., Sirona Dental Systems, Inc., Steris Corporation, Teleflex, Inc., Thoratec Corp., West Pharmaceuticals, Inc., Wright Medical Group, Inc., and Zoll Medical Corp. The Compensation Committee may revise the list of peer companies used for annual benchmarking purposes as appropriate for reasons including, but not limited to, changes in revenue, market capitalization, profitability, and in the medical device industry so that the peer companies include those companies with whom we compete for executive talent.

The Compensation Committee reviewed the voting results on the advisory resolution, commonly referred to as a “say-on-pay” resolution, when evaluating our executive compensation programs and noted 92.4% of the shares voted by shareholders at the 2013 Annual Shareholders meeting voted in favor of the compensation program. The Compensation Committee believes that these voting results evidence strong shareholder support for our current compensation practices, and accordingly did not make any changes to our executive compensation practices or programs.

Risk Assessment

The Compensation Committee has evaluated the Company’s compensation programs to assess whether such programs as designed or administered would facilitate or encourage excessive risk-taking by employees. The Committee has concluded that the programs are not reasonably likely to have a material adverse effect on the Company in part due to the following program elements: (i) limits provided on annual incentive and long-term performance awards, (ii) the potential opportunity derived from long-term incentive programs outweigh the benefit available under the annual incentive programs thereby creating a focus on sustained Company operational and financial performance, and (iii) the enhanced stock ownership guidelines impacting all executives.

Elements of the Executive Compensation Program

Element	Description	Performance Considerations	Primary Objective
Base Salary	Fixed cash amount	Initially established based on scope of responsibilities, internal & external market; adjusted annually based on market and individual performance	Recruit & retain executive

Executive Bonus Plan	Short-term incentive; cash based	Based on achievement of corporate financial goals	Promote achievement of short-term financial goals

Equity Awards	Stock Appreciation Rights, Restricted Stock Units, and/or Performance Share Units	Based on role; internal & external market. Additional awards are given based upon individual performance.	Align long-term interests of executives with shareholders, retain executive talent, and create shareholder value

Retirement and Welfare Benefits	401(k); Benefits Restoration Plan; health and insurance benefits	Benefits offered to broader workforce	Recruit and retain qualified employees

Highlights

For summary purposes, key features related to our executive compensation program include the following:

•	The 2014 performance goals under the Executive Bonus Plan (our “EBP”) are based upon achievement of non-GAAP EPS and Revenue goals, with non-GAAP EPS being a threshold goal. Further, the EBP incorporates the concept of threshold/target/maximum goals and payouts.

•	The Company remains committed to not enter into agreements to gross-up excise taxes in future Change in Control Severance agreements with future executives.

•	The Company does not reimburse executives for the tax liability created by compensation regularly paid to executives.

•	The EBP was approved by shareholders as of the 2012 Annual Shareholders meeting. It is the Company’s intent that this approval would allow for payments made under the EBP to be tax deductible as “qualified performance based compensation” as defined in Section 162(m) (or other provisions) of the Internal Revenue Code.

•	The Company’s equity awards to management generally vest over five (5) years (or longer), tying the interests of executives and shareholders.

•	The Company maintains stock ownership guidelines for executives and directors with holding periods for certain equity grants, and prohibits its officers and directors from holding derivatives other than those issued by the Company, further aligning the interests of management, directors and shareholders.

•	A Recoupment Policy has been adopted by the Company.

•	The Change in Control Severance Agreements include a “double trigger” requiring a termination of employment or constructive discharge in addition to the Change in Control before triggering the severance benefits.

Salary

A Named Executive Officer’s (an “NEO”) salary is initially established based upon an evaluation of the competitive salaries for similar positions in the market. Absent a promotion or some other unusual circumstance, salaries are reviewed once per year. In this process, the Compensation Committee considers the recommendation of the CEO in reviewing and approving the base salaries of the executive officers and certain senior employees (other than the CEO) at a meeting of the Compensation Committee in the April/May time frame, with the final decisions made by the Compensation Committee and Board of Directors generally in May.

In making his recommendation for the NEOs, other executive officers and certain senior employees, the CEO considers current compensation data derived from the proxies of the peer companies described above and, as appropriate, compensation data gathered from third-party surveys generally available to the Company. The CEO considers the individual’s contribution to the Company’s performance and exercises judgment and discretion when considering any additional factors that should appropriately affect the executive’s salary. Such factors from time to time may include the complexity of the NEO’s area of responsibility, individual achievements and the performance of his or her respective area of responsibility, expected future contributions, and internal pay equity. No specific formula is used to weigh or evaluate these factors, but rather the CEO considers such factors on the whole when making a base salary recommendation.

As to the process for reviewing the base salary for the CEO, the Committee considers the Company’s performance, CEO’s contribution and responsibilities. No fixed formula or target percentile is established for setting the base salary.

In May 2013, the Company increased the salaries of each of Mr. J. Corasanti, Mr. Shallish, Mr. Darling, Mr. Jonas and Mr. Pomilio by 3% (to $586,205, $323,385, $374,534, $292,987 and $318,907, respectively).

Executive Bonus Plan

The Company maintains the shareholder-approved EBP, used to pay incentive compensation to certain Company executives, including our NEOs. Annual bonus targets and performance metrics are established in the first quarter of the year by the Compensation Committee and the Board of Directors at the meeting typically held in late February or early March.

2013 Executive Bonus Plan Performance Goals

As in the prior year, the target bonus percentage for NEOs in 2013 was 50% of base salary (and for Mr. J. Corasanti, it was base salary plus his contractual deferred compensation, which at the time was $200,000) (in each case, “Base Compensation”) with the first 20% of any bonus earned to be paid in 2014 based on also achieving at least 85% of the budgeted 2014 non-GAAP EPS goal. If at least 85% of the 2013 goal is not achieved, or if the NEO is no longer employed by the Company when the Form 10-K for 2014 is filed, the 20% portion of the bonus held back from 2013 will be forfeited. The 2013 performance goals for the NEOs included primary and secondary performance goals. The primary performance goal was based on earnings per share of $1.80, adjusted for items including restructuring charges, changes in tax or accounting rules, or other nonrecurring events. This primary performance goal, which was the minimum threshold for any payment of 2013 bonus for NEOs under the EBP, was consistent with the results of the Company’s internal budget goals and the Company’s guidance to investors. The maximum bonus potential for NEOs was 113% of Base Compensation if achievement of 120% (i.e., $2.10 earnings per share) or more of the target non-GAAP EPS performance goal was achieved. This generally results in a 2% increase in bonus payout for each $0.01 in non-GAAP EPS achieved.

Under the terms of the EBP, the Compensation Committee reserves the right to exercise negative discretion with respect to each participant’s bonus amount.

Secondary performance goals for 2013 bonuses under the EBP were based on GAAP net sales and adjusted operating cash flow. The net sales goal was $785 million and operating cash flow goal was $105 million. Operating cash flow was adjusted for items including restructuring charges, changes in tax or accounting rules, or other nonrecurring events. If the primary performance goal (non-GAAP EPS of $1.80) had not been met, no consideration would have been given to performance under the secondary targets and no bonus would have been paid regardless of performance under these secondary performance goals. If the primary targets were achieved and the secondary targets were exceeded on a combined average, the average percentage achievement on the secondary targets serves to increase the bonus due under the primary goal by that same percentage. An example is provided below, assuming achievement of the non-GAAP EPS target of $1.80 and secondary performance goals as follows:

($ in thousands)	Actual	Target	%Achievement
Net sales	$850,000	$785,000	108.3%
Operating cash flow	$100,000	$105,000	95.2%
Average % – Secondary goal performance			101.8%

In this example, the NEOs would have earned 101.8% of target bonus percentage which would result in a payout of 50.9% of Base Compensation.

For 2013, the actual bonus earned by the NEOs was 52% of Base Compensation at December 31, 2013. This is based on the Company achieving non-GAAP earnings per share of $1.81, or 101% of the 2013 primary performance goal. Secondary goals were not achieved as 2013 actual net sales were 97.2% of the goal and operating cash flow was only 91.2% of the goal.

Below is a reconciliation of GAAP to non-GAAP EPS ($ in thousands):

Reported net income	$35,939

Facility consolidation costs	6,489
Costs associated with the termination of a product offering	2,137

Total cost of sales	8,626

Administrative consolidation costs	8,750
Patent dispute costs	3,206
Pension settlement costs	1,443

Total other expense	13,399

Loss on early extinguishment of debt	263

Total adjusted expense before income taxes	22,288
Provision (benefit) for income taxes on adjusted expense	(7,473)

Adjusted net income	$50,754

Per share data:
Reported net income
Basic	$1.30
Diluted	1.28
Adjusted net income
Basic	$1.83
Adjusted	1.81

In addition, as provided for in 2012 bonuses, 20% of the incentive payout from 2012 was held back to be paid in 2014 based on achieving at least 85% of the 2013 non-GAAP EPS target, or a minimum of $1.53. This was achieved and the payout took place in March 2014.

The Committee has the discretion, upon the recommendation of the CEO, to review at year-end the Company’s actual results, and may consider certain mitigating factors, such as one-time costs or other unique events not contemplated at the time the goals were established. The Committee in such circumstances may also consider the need to attract and retain executive talent and, in such instances, a discretionary bonus may be awarded to adjust for these factors. Although the Committee generally reserves the right to pay discretionary bonuses from time to time, no NEOs were awarded a discretionary bonus in 2013.

2014 Executive Bonus Plan Performance Goals

The 2014 EBP performance goals were established by the Compensation Committee in February 2014 and are based on achievement of non-GAAP EPS and Net Sales. The target bonus at 100% achievement of both the non-GAAP EPS and Sales performance goals is 50% of salary. To reinforce profitability, the target bonus is weighted more heavily to earnings with 70% based on achievement of a non-GAAP EPS goal and 30% based on achievement of a sales goal. The bonus payment is based on a sliding scale between threshold and maximum performance as follows:

	Threshold	Target	Maximum
Net sales (in thousands)	$736,250	$775,000	$852,500
% of target performance	95%	100%	110%
Payout – % of target bonus	25%	100%	200%

Non-GAAP EPS	$1.85	$1.95	$2.15
% of target performance	95%	100%	110%
Payout – % of target bonus	50%	100%	200%

Non-GAAP EPS for these purposes is adjusted for unusual items including restructuring charges, changes in tax or accounting rules, or other nonrecurring events. No bonus will be paid unless the threshold non-GAAP EPS is met. The Compensation Committee structured this scale to incent executives with challenging targets based upon the Company’s internal goals and guidance to investors.

The 20% holdback of the incentive payout from the 2013 bonuses is payable to participants in March 2015 unless 2014 non-GAAP EPS is less than $1.66 (85% of the 2014 non-GAAP EPS target). It is also payable if employee is terminated without cause prior to March 2015.

Equity Compensation

Equity compensation, in the form of stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), or Performance Share Units (“PSUs”), is awarded to align the interests of NEOs with those of shareholders, to encourage long-term retention, and to provide a counter-balance to the incentives offered by the EBP which reward the achievement of comparatively short-term performance goals. Equity compensation awards to our NEOs are mainly granted under our Amended and Restated Long-Term Incentive Plan.

The Company’s equity compensation awards generally provide vesting periods of five years (or longer). The exercise price on all outstanding options and SARs is equal to the quoted closing price of the stock on the date of grant. SARs are only settled in shares of the Company’s stock. RSUs and PSUs are valued at the market value or closing price of the underlying stock on the date of grant. Stock options, SARs, RSUs, and PSUs are generally non-transferable other than on death and expire ten years from date of grant. The Company has a policy against cash buyouts of underwater options or SARs.

The Committee has historically taken a multi-tiered approach to equity compensation grants to NEOs whereby, the CEO’s and CFO’s equity compensation should reflect a larger percentage of the overall compensation so that the CEO and CFO have a greater incentive to focus on long-term growth and strategic positioning, as well as regulatory and ethics compliance. The Committee determines the amount of equity compensation for each NEO other than the CEO, based in part, on recommendations from the CEO in the April-May time frame, with all actual grants generally made in May to be effective on June 1st or the closest business day to this date for ease of administration. While there is no fixed formula for equity compensation grants, the Committee seeks to establish an appropriate balance between cash and non-cash compensation, short and long term incentives, at-risk compensation and the form of equity compensation. The Committee generally prefers consistent annual RSU and SAR grants to the NEOs but will alter such amounts to rebalance or alter the components of compensation to the extent it is deemed appropriate. NEOs receive a greater percentage of equity compensation in the form of SARs than RSUs. In general, the unit ratio of SARs to RSUs is 2.0 to 1 to 2.5 to 1. SARs emphasize stock price appreciation given that value is only recognized when the stock price increases above the strike price. RSUs emphasize retention and stock ownership given the grants have value immediately upon vesting. The Committee believes that this balance between SARs and RSUs is consistent with its philosophy that those employees, the NEOs in particular, who are in a position to most directly impact corporate performance should have the highest risk/reward potential tied to corporate performance.

The June 1, 2013 equity grants to the CEO and CFO were 25,000 RSUs and 62,500 SARs, and 7,000 RSUs and 15,000 SARs, respectively. Mr. Pomilio was awarded 5,000 RSUs and 12,000 SARs to properly compensation him for his scope of responsibilities within the organization. All other NEOs were awarded equity grants of 4,000 RSUs and 10,000 SARs. In addition, on July 26, 2013 Mr. Pomilio received 5,000 RSUs for exceptional performance in connection with the ongoing restructuring activities. This resulted in the compensation balance which the Committee considered appropriate.

Retirement Benefits

All employees in the United States, including the NEOs, are eligible to participate in the Retirement Savings Plan and were eligible to participate in the Retirement Pension Plan if employed by the Company prior to May 14, 2009. The Company maintains the Benefits Restoration Plan for eligible employees including the NEOs. The following summary of the terms of these plans is qualified in its entirety by reference to the complete plan documents.

Retirement Pension Plan

As of May 14, 2009, pension accruals under the CONMED Corporation Retirement Pension Plan were frozen and participants will not accrue any additional benefits after that date.

Retirement Savings Plan

The Retirement Savings Plan (the “Savings Plan”) is a tax-qualified (401(k)) retirement savings plan pursuant to which all U.S. employees are eligible after completing three months of service, including the NEOs who meet the Savings Plan’s requirements. Effective January 1, 2010, the Retirement Savings Plan was amended to provide a 100% matching contribution up to a maximum of seven percent of the participant’s (including each NEO’s) compensation.

Benefits Restoration Plan

The Company has established a Benefits Restoration Plan effective January 1, 2010. The Benefits Restoration Plan is a funded nonqualified deferred compensation plan that provides eligible employees, which include the NEOs, the opportunity to defer receipt of up to 50% of base salary and up to 100% of incentive compensation and to receive 7% matching contributions or other contributions from the Company that would otherwise be unavailable under our Savings Plan because of limits imposed by the Internal Revenue Code of 1986 as amended (the “Code”). In addition, similar to the Savings Plan, the Company has discretion to contribute to the Benefits Restoration Plan in addition to the match. The funds are invested based upon the investments selected by the participant from the investments available under the Savings Plan.

A participant is 100% vested in the participant’s contributions and any earnings. The Company’s match and any discretionary contributions to a participant’s deferred compensation account vest subject to a “Rule of 65”, which is defined so that vesting occurs when the sum of the participant’s age plus years of service equal to 65. Upon a “change in control,” the unvested portion of a participant’s account will automatically become vested. For purposes of the Benefits Restoration Plan, a “change in control” has the meaning provided in any written agreement between any participant and the employer, if applicable, and if there is no such written agreement with the employer defining a change in control, then a change in control generally means an acquisition of 25% or more of the outstanding voting shares or a change in a majority of the Board of Directors.

Perquisites

The Company has historically provided certain perquisites to the NEOs to provide convenience and support services that the Company viewed as customary and necessary to attract, motivate and retain executive talent. For the convenience of the Company and to provide flexibility to the NEOs, the Company provides a perquisite allowance to each of the NEOs. The perquisite allowance paid to the CEO is $3,200 per month and $1,500 per month for all other NEOs. This allowance replaces any other perquisite costs which may have previously been reimbursed. In addition, the Company leases a car for the CEO and reimburses him for certain life insurance policy premiums. The Company also provides long-term care insurance to certain NEOs. Each of these benefits is reflected in the “All Other Compensation” column of the Summary Compensation Table.

No perquisite provided to any NEO is “grossed up” for associated taxes.

Employment Contracts

As a general matter, the Company does not provide employment agreements to members of management in the U.S. The exceptions to this general policy are the employment agreement with the CEO and the Change in Control Severance Agreements with all NEOs and certain key executives. The Company entered into the employment agreement with the CEO to provide a clear understanding of the terms of the employment relationship with the CEO. This allows the Company to retain his executive leadership and focus without the distraction that might otherwise exist absent this arrangement.

With respect to the Change in Control agreements, the Company recognizes that, as in the case with many publically trade corporations, the possibility of a Change in Control may arise and that such possibility may result in the departure or distraction of the NEOs to the detriment of the Company and its shareholders. As a result, the Company has entered into Change in Control Agreements to encourage the retention and focus of the NEOs in the event of any threat or occurrence of a Change in Control.

CEO Employment Agreement

Consistent with the Company’s compensation policy, the Board of Directors believes that compensation of the CEO, should be heavily influenced by Company performance, long-term growth and strategic positioning, as well as regulatory and ethics compliance. Therefore, although there is necessarily non-performance-based pay reflected in providing a salary to him, major elements of the compensation package are directly tied to the Company’s performance, long-term growth and strategic positioning. Mr. J. Corasanti’s employment agreement with the Company expires December 31, 2014. Annual compensation under Mr. J. Corasanti’s employment agreement provides for annual base salary at a rate of no less than $511,000 per year, deferred compensation contributions of at least $175,000 per year, lifetime health and life insurance for Mr. J. Corasanti and his dependents and certain additional fringe benefits.

Mr. J. Corasanti is entitled to participate in the Company’s employee equity compensation plan, other employee benefit plans and other compensatory arrangements as may be determined by the Board of Directors. In May 2013, the Committee recommended and the Board approved increasing the CEO’s annual deferred compensation to $225,000. Prior to the 2013 increase, the last time the CEO’s deferred compensation was adjusted was in May of 2011 when it was set at $200,000. The increase in the deferred compensation is consistent with the increases to Mr. J. Corasanti’s base salary between 2011 and 2013.

Mr. J. Corasanti is subject to two year post-termination non-compete following a termination of employment for any reason and, during the term of his employment and at all times thereafter, a non-disclosure covenant. Additional features of Mr. J. Corasanti’s employment agreement are described in further detail in the narratives following and/or footnotes to the Summary Compensation Table, Non-Qualified Deferred Compensation Table and Potential Payments on Termination or Change in Control Table.

Change In Control Severance Agreements

Each Change in Control Severance Agreement provides that the covered NEO will not, in the event of the commencement of steps to effect a Change in Control (defined generally as an acquisition of 25% or more of the outstanding voting shares or a change in a majority of the Board of Directors), voluntarily leave the employ of the Company until the potential Change in Control has been terminated or until a Change in Control has occurred. These agreements were first entered into by the Company and Mr. J. Corasanti, Mr. Shallish, Mr. Jonas and Mr. Pomilio, in 2000, and were last amended in 2008 in order to conform to technical requirements under Section 409A of the Code. Mr. Darling and the Company entered into the same agreement in May of 2010.

Prior to the occurrence of a Change in Control, the Board of Directors of the Company may terminate any such agreement upon three years’ prior written notice. The Board of Directors may also, at any time, terminate an agreement with respect to any NEO who is affiliated with any group seeking or accomplishing a Change in Control. Following a Change in Control during the term of the agreement, the agreement will continue in effect for two years.

The Company has also entered into an Executive Severance Agreement with Mr. Darling. This Agreement provides that upon a Change of Control (as defined in the Executive Severance Agreement) of Linvatec Corporation where Mr. Darling did not retain the title of President and comparable responsibilities or is terminated without cause during the first eighteen (18) months of such change in control, Mr. Darling is entitled to payment of his salary then in effect for eighteen (18) months. If a Change in Control as defined in the Change in Control Severance Agreement occurred, Mr. Darling would not be eligible for payments under the Executive Severance Agreement.

As of May of 2011, the Company grandfathered all executives with an existing Change in Control Severance Agreement containing a gross-up for excise taxes and has committed to not enter into agreements to gross-up excise taxes in future Change in Control Severance agreements with future executives.

Split-Dollar Life Insurance

Prior to December 31, 2001, the Company had paid certain premiums associated with split-dollar life insurance policies with face amounts totaling $2,500,000 for the benefit of Joseph J. Corasanti. The Company has not paid or accrued premiums since fiscal year 2001. Premiums paid by the Company in prior years are treated by the Company as a loan to Mr. J. Corasanti, and at December 31, 2013, the aggregate amount due the Company from Mr. J. Corasanti related to these split-dollar life insurance policies was $279,740. This amount (if any) will be repaid to the Company on Mr. J. Corasanti’s death and the balance of the policy will be paid to his estate or beneficiaries.

Recoupment Policy

In the interest of further aligning the interests of the NEOs with those of our shareholders, the Company’s Recoupment Policy allows the Committee to require any participant or former participant in the EBP or recipient of performance based equity awards in any of the prior three years to repay to the Corporation all or a portion of the amount received in connection with a fiscal year in which either (i) there was a recalculation of a financial or other performance metric related to the determination of a bonus award or performance-based equity award due to an error in the original calculation or (ii) there was a restatement of earnings for the Company due to material noncompliance with any financial reporting requirement under either GAAP or federal securities laws, other than as a result of changes to accounting policy, rules or regulation; and (iii) the restated earnings or corrected performance measurement would have (or likely would have) resulted in a smaller award than the amount actually received by the participant. A similar recoupment provision is extended to non-executives who participate in other Company incentive programs.

Stock Ownership Guidelines and Hedging Policies

The Company’s stock ownership guidelines are designed to encourage share ownership so that our executives have a direct stake in the Company’s future and to directly align their interests with those long-term interests of the shareholder. The ownership guidelines cover all NEOs. The guidelines are as follows:

NEO	Ownership Guideline
President & CEO	4x salary
CFO	3x salary
All other NEOs	1x salary

The following share types are included under these guidelines: shares directly owned, shares jointly owned, and estimated net after tax shares of unvested RSUs. Share ownership guidelines for officers reaching the age of 62 are reduced by 50%. Executives are required to be in compliance with these guidelines within five (5) years of becoming subject to this policy. These ownership guidelines also contain a holding period for equity-based awards until such time as the minimum share ownership is achieved. A complete copy of these guidelines is available on the Company’s website in the investor relations section.

The Company also prohibits its officers and directors from holding any derivatives other than those issued by the Company. The intention of this policy is to align the interests of senior management with those of the holders of the Company’s common stock.

All NEOs were in compliance with the guidelines as assessed as of December 31, 2013.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Chief Executive Officer and the three other most highly compensated executive officers, other than the Chief Financial Officer, employed on the last day of any fiscal year. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. The Committee considers deductibility as one factor when making a decision regarding executive compensation. In order to maximize the deductibility of the executives’ pay, the shareholder-approved EBP, Amended and Restated Long Term Incentive Plan and the 2006 Stock Incentive Plan are structured such that performance-based annual incentive bonuses and performance based equity compensation paid under those plans for our most senior executives should constitute qualifying performance-based compensation under Section 162(m). However, in some cases, the Committee may determine it is appropriate to provide compensation that may exceed deductibility limits in order to recognize performance, meet market demands and retain key executives. In 2013, the Committee provided competitive compensation to our executive officers without exceeding the deductibility limits of Section 162(m), except for a portion of Mr. J. Corasanti’s total compensation.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the Compensation Committee,

Dirk M. Kuyper (Chair)	Bruce F. Daniels
Jerome J. Lande	Stephen M. Mandia
Stuart J. Schwartz

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of our Compensation Committee during 2013 were Messrs. Schwartz, Daniels, Kuyper and Mandia. During 2013, none of our executive officers served as a director of, or a member of the compensation committee of, another company.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary[1] ($)	Bonus[2] ($)	Stock Awards[3] ($)	Option/ SAR Awards[4] ($)	Non-Equity Incentive Plan Compensation[5] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[6] ($)	All Other Compensation[7] ($)	Total
Joseph J. Corasanti – President & Chief Executive Officer	2013	$805,853	$0	$823,250	$610,706	$405,412	$98,073	$184,074	$2,927,368
	2012	$764,185	$0	$652,250	$460,981	$441,237	$153,107	$185,584	$2,657,344
	2011	$725,012	$0	$690,750	$651,756	$410,165	$142,011	$166,247	$2,785,941
Robert D. Shallish, Jr. – Executive Vice President, Finance & Chief Financial Officer	2013	$320,755	$0	$230,510	$146,570	$166,276	$0	$61,491	$925,602
	2012	$311,454	$0	$156,540	$103,260	$195,970	$80,199	$62,053	$909,476
	2011	$301,191	$0	$165,780	$145,993	$226,271	$103,070	$56,154	$998,459
Joseph G. Darling – Executive Vice President, Commercial Operations	2013	$371,858	$0	$131,720	$97,713	$192,576	$0	$49,133	$843,000
	2012	$361,132	$0	$104,360	$73,757	$156,359	$4,087	$48,618	$748,313
	2011	$351,400	$0	$776,820	$0	$353,034	$5,552	$137,535	$1,624,341
Daniel S. Jonas – Executive Vice President, Legal Affairs & General Counsel	2013	$290,622	$0	$131,720	$97,713	$150,647	$0	$55,422	$726,124
	2012	$280,146	$0	$104,360	$73,757	$176,496	$29,954	$57,092	$721,805
	2011	$267,816	$0	$110,520	$104,281	$201,097	$41,295	$63,940	$788,949
Luke A. Pomilio – Executive Vice President, Controller and Corporate General Manager	2013	$316,871	$0	$331,800	$117,256	$163,974	$0	$51,595	$981,496
	2012	$307,516	$0	$104,360	$73,757	$193,256	$39,773	$57,894	$776,556
	2011	$293,444	$0	$240,520	$104,281	$220,997	$54,833	$50,463	$964,538

(1)	Salary reflects actual salary earned and, for Mr. Corasanti, deferred compensation credited during 2011, 2012 and 2013. Salary levels are adjusted annually typically in May. Accordingly, salary levels listed in the Compensation Discussion and Analysis (the “CD&A”) may not match amounts actually paid during the course of the year.

(2)	Other than Non-Equity Incentive Plan Compensation, there were no bonuses earned during 2011, 2012 and 2013.

(3)	Amounts in this column reflect the grant date fair value of RSUs and PSUs in accordance with Compensation – Stock Compensation Topic 718 of FASB ASC. The assumptions made in the valuation of these awards are set forth in Note 7, (“Shareholders’ Equity”), to the Consolidated Financial Statements in Item 15 to the Company’s 2013 Annual Report on Form 10-K (available at http://www.conmed.com). Mr. Darling was awarded PSUs during 2011. The amount included in the table represents the grant date fair value of such awards.

(4)	Amounts in this column reflect the grant date fair value of SARs in accordance with Compensation – Stock Compensation Topic 718 of FASB ASC. The assumptions made in the valuation of these awards are set forth in Note 7, (“Shareholders’ Equity”), to the Consolidated Financial Statements in Item 15 to the Company’s 2013 Annual Report on Form 10-K.

(5)	Non-Equity Incentive Plan Compensation represents earnings under the Company’s Executive Bonus Plan (as more fully described in the CD&A. For all NEOs, this is calculated as a percentage of their Base Compensation as defined in the CD&A).

(6)	Amounts in this column represent the increase in the actuarial value of defined benefit plans during 2011 and 2012 of the executive’s accumulated benefit under the CONMED Corporation Retirement Pension Plan. For 2013, the actuarial value decreased by $44,357, $19,546, $2,821, $26,431, and $35,096 for Mr. J. Corasanti, Mr. Shallish, Mr. Darling, Mr. Jonas and Mr. Pomilio, respectively. Actuarial value computations are based on the assumptions established in accordance with Compensation – Retirement Benefits Topic of the FASB ASC and discussed in Note 9, (“Employee Benefit Plans”), to the Consolidated Financial Statements in Item 15 to the Company’s 2013 Annual Report on Form 10-K.

In addition, Mr. J. Corasanti also earns deferred compensation pursuant to his employment agreement, as more fully described in the CD&A. This table reflects only that interest earned on deferred compensation amounts that are considered to be above-market. This above-market interest amounted to $72,709, $102,838 and $98,073 for 2011, 2012 and 2013, respectively.

(7)	All Other Compensation consists of the following: (i) $17,285, $17,281, $11,744, $16,543 and $16,061 for J. Corasanti, R. Shallish, J. Darling, D. Jonas and L. Pomilio, respectively, of 2013 company contributions to employee 401(k) plan accounts on the same terms offered to all other employees, (ii) $54,746, $20,795, $19,389, $16,851 and $13,555 for J. Corasanti, R. Shallish, J. Darling, D. Jonas and L. Pomilio, respectively, of 2013 company contributions to the Benefits Restoration Plan (iii) payments relating to an automobile lease for Mr. J. Corasanti in 2013, (iv) payments for supplemental long-term care insurance policies for J. Corasanti, R. Shallish, D. Jonas and L. Pomilio (v) and director fees of $22,500 in 2013, respectively, for J. Corasanti’s position as a Director of the Company (this practice ended effective January 1, 2014). Beginning in 2012, each NEO was provided a perquisite allowance that is included in Other Compensation as further described in CD&A. The amount attributable to each perquisite or benefit for each NEO does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such NEOs, except as described below.

With respect to Mr. J. Corasanti, All Other Compensation also includes a perquisite allowance of $38,400 for 2013 and reimbursements for certain life insurance policy premiums in the amount of $27,020 for 2013, as provided for in his Amended and Restated Employment Agreement, which is further described in the CD&A. All other compensation does not include the costs for health insurance, long-term disability insurance, life insurance and other benefits generally available to other employees on the same terms as those offered to the officers listed above.

Grants of Plan-Based Awards

The table below summarizes the estimated cash awards under the Executive Bonus Plan as well as equity compensation granted during 2013. Information regarding the terms of these awards can be found under the headings “Non-Equity Incentive Plan” and “Equity Compensation” in CD&A.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)[2]	All Other Option Awards: Number of Securities Underlying Options (#)[3]	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)[4]
Joseph J. Corasanti	6/01/2013	—	—	—	—	—	—	—	62,500	$32.93	$610,706
	6/01/2013	—	—	—	—	—	—	25,000	—	—	$823,250
	N/A	$393,103	$393,103	$786,205	—	—	—	—	—	—	$—
Robert D. Shallish, Jr.	6/01/2013	—	—	—	—	—	—	—	15,000	$32.93	$146,570
	6/01/2013	—	—	—	—	—	—	7,000	—	—	$230,510
	N/A	$161,693	$161,693	$323,385	—	—	—	—	—	—	$—
Joseph G. Darling	6/01/2013	—	—	—	—	—	—	—	10,000	$32.93	$97,713
	6/01/2013	—	—	—	—	—	—	4,000	—	—	$131,720
	N/A	$187,267	$187,267	$374,534	—	—	—	—	—	—	$—
Daniel S. Jonas	6/01/2013	—	—	—	—	—	—	—	10,000	$32.93	$97,713
	6/01/2013	—	—	—	—	—	—	4,000	—	—	$131,720
	N/A	$146,494	$146,494	$292,987	—	—	—	—	—	—	$—
Luke A. Pomilio	6/01/2013	—	—	—	—	—	—	—	12,000	$32.93	$117,256
	6/01/2013	—	—	—	—	—	—	5,000	—	—	$164,650
	7/26/2013	—	—	—	—	—	—	5,000	—	—	$167,150
	N/A	$159,454	$159,454	$318,907	—	—	—	—	—	—	$—

(1)	Non-Equity Incentive Compensation represents earnings under the Company’s Executive Bonus Plan. The threshold and target compensation represents 50% of Base Compensation (as defined in CD&A) at December 31, 2013. The maximum compensation represents 100% of Base Compensation. During 2013, NEOs with corporate responsibility earned non-equity incentive compensation equal to 52% of salary as reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. As disclosed in CD&A, 80% of the bonus earned is payable in early 2014, the remaining 20% is dependent upon meeting 85% of the 2014 target.

(2)	The amounts shown in column (i) represent the total RSUs awarded to the named executive officers. Such awards vest annually over a period of five years and are valued at the market price of the stock on the date of grant.

(3)	The amounts shown in column (j) represent the total number of SARs awarded to the NEOs. These awards vest annually over a period of five years.

(4)	During 2013, NEOs earned RSUs and SARs as reported in the “Stock Awards” and “Option/SAR Awards” columns of the Summary Compensation Table.

Material terms related to the NEOs’ compensation are described in the CD&A, footnotes to the Summary Compensation Table, Grants of Plan-Based Awards table and under the section “Potential Payments on Termination or Change-in-Control”.

Outstanding Equity Awards at Fiscal Year-End

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
	Option Awards[14]						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)[13]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph J. Corasanti	62,500	—		—	$19.93	5/16/2016	—		—	—	—
	62,500	—		—	$29.92	5/17/2017	—		—	—	—
	62,500	—		—	$26.69	6/1/2018	—		—	—	—
	—	—		—	—	—	5,000	(1)	$212,500	—	—
	—	—		—	—	—	4,000	(1)	$170,000	—	—
	50,000	12,500	(1)	—	$16.46	6/1/2019	—		—	—	—
	32,000	8,000	(1)	—	$21.19	10/30/2019	—		—	—	—
	—	—		—	—	—	10,000	(6)	$425,000	—	—
	37,500	25,000	(2)	—	$19.26	6/1/2020	—		—	—	—
	—	—		—	—	—	15,000	(7)	$637,500	—	—
	25,000	37,500	(3)	—	$27.63	6/1/2021	—		—	—	—
	—	—		—	—	—	20,000	(8)	$850,000	—	—
	12,500	50,000	(4)	—	$26.09	6/1/2022	—		—	—	—
	—	—		—	—	—	25,000	(9)	$1,062,500	—	—
	—	62,500	(5)	—	$32.93	6/1/2023	—		—	—	—
Robert D. Shallish, Jr.	15,000	—		—	$31.40	5/17/2015	—		—	—	—
	10,000	—		—	$29.92	5/17/2017	—		—	—	—
	10,000	—		—	$26.69	6/1/2018	—		—	—	—
	—	—		—	—	—	800	(1)	$34,000	—	—
	—	2,000	(1)	—	$16.46	6/1/2019	—		—	—	—
	—	—		—	—	—	2,400	(6)	$102,000	—	—
	—	5,600	(2)	—	$19.26	6/1/2020	—		—	—	—
	—	—		—	—	—	3,600	(7)	$153,000	—	—
	5,600	8,400	(3)	—	$27.63	6/1/2021	—		—	—	—
	—	—		—	—	—	4,800	(8)	$204,000	—	—
	—	11,200	(4)	—	$26.09	6/1/2022	—		—	—	—
	—	—		—	—	—	7,000	(9)	$297,500	—	—
	—	15,000	(5)	—	$32.93	6/1/2023	—		—	—	—
Joseph G. Darling	10,000	—		—	$26.69	6/1/2018	—		—	—	—
	—	—		—	—	—	800	(1)	$34,000	—	—
	8,000	2,000	(1)	—	$16.46	6/1/2019	—		—	—	—
	—	—		—	—	—	1,600	(6)	$68,000	—	—
	—	—		—	—	—	2,400	(7)	$102,000	—	—
	—	—		—	—	—	6,000	(10)	$255,000	—	—
	—	—		—	—	—	10,800	(11)	$459,000	—	—
	—	—		—	—	—	3,200	(8)	$136,000	—	—
	2,000	8,000	(4)	—	$26.09	6/1/2022	—		—	—	—
	—	—		—	—	—	4,000	(9)	$170,000	—	—
	—	10,000	(5)	—	$32.93	6/1/2023	—		—	—	—
Daniel S. Jonas	—	—		—	—	—	800	(1)	$34,000	—	—
	—	2,000	(1)	—	$16.46	6/1/2019	—		—	—	—
	—	—		—	—	—	1,600	(6)	$68,000	—	—
	—	4,000	(2)	—	$19.26	6/1/2020	—		—	—	—
	—	—		—	—	—	2,400	(7)	$102,000	—	—
	—	6,000	(3)	—	$27.63	6/1/2021	—		—	—	—
	—	—		—	—	—	3,200	(8)	$136,000	—	—
	—	8,000	(4)	—	$26.09	6/1/2022	—		—	—	—
	—	—		—	—	—	4,000	(9)	$170,000	—	—
	—	10,000	(5)	—	$32.93	6/1/2023	—		—	—	—

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
	Option Awards[14]						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)[13]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Luke A. Pomilio	10,000	—		—	$29.92	5/17/2017	—		—	—	—
	10,000	—		—	$26.69	6/1/2018	—		—	—	—
	—	—		—	—	—	800	(1)	$34,000	—	—
	6,000	2,000	(1)	—	$16.46	6/1/2019	—		—	—	—
	—	—		—	—	—	1,600	(6)	$68,000	—	—
	6,000	4,000	(2)	—	$19.26	6/1/2020	—		—	—	—
	—	—		—	—	—	2,400	(7)	$102,000	—	—
	—	—		—	—	—	3,000	(12)	$127,500	—	—
	4,000	6,000	(3)	—	$27.63	6/1/2021	—		—	—	—
	—	—		—	—	—	3,200	(8)	$136,000	—	—
	2,000	8,000	(4)	—	$26.09	6/1/2022	—		—	—	—
	—	—		—	—	—	5,000	(9)	$212,500	—	—
	—	—		—	—	—	5,000	(9)	$212,500	—	—
	—	12,000	(5)	—	$32.93	6/1/2023	—		—	—	—

(1)	Scheduled to vest on June 1, 2014.

(2)	Scheduled to vest in equal installments of 12,500 shares per year for Mr. J. Corasanti, 2,800 shares per year for Mr. Shallish and 2,000 shares per year for Mr. Jonas and Mr. Pomilio on June 1, 2014 and June 1, 2015.

(3)	Scheduled to vest in equal installments of 12,500 shares per year for Mr. J. Corasanti, 2,800 shares per year for Mr. Shallish, and 2,000 shares per year for Mr. Jonas and Mr. Pomilio on June 1, 2014, June 1, 2015 and June 1, 2016.

(4)	Scheduled to vest in equal installments of 12,500 shares per year for Mr. J. Corasanti, 2,800 shares per year for Mr. Shallish, and 2,000 shares per year for Mr. Darling, Mr. Jonas and Mr. Pomilio on June 1, 2014, June 1, 2015, June 1, 2016 and June 1, 2017.

(5)	Scheduled to vest in equal installments of 12,500 shares per year for Mr. J. Corasanti, 3,000 shares per year for Mr. Shallish, 2,400 shares per year for Mr. Pomilio and 2,000 shares per year for Mr. Darling and Mr. Jonas beginning on June 1, 2014 and each June 1st thereafter until 2018.

(6)	Scheduled to vest in equal installments of 5,000 shares per year for Mr. J. Corasanti, 1,200 shares per year for Mr. Shallish and 800 shares per year for Mr. Darling, Mr. Jonas, and Mr. Pomilio on June 1, 2014 and June 1, 2015.

(7)	Scheduled to vest in equal installments of 5,000 shares per year for Mr. J. Corasanti, 1,200 shares per year for Mr. Shallish and 800 shares per year for Mr. Darling, Mr. Jonas, and Mr. Pomilio on June 1, 2014, June 1, 2015 and June 1, 2016.

(8)	Scheduled to vest in equal installments of 5,000 shares per year for Mr. J. Corasanti, 1,200 shares per year for Mr. Shallish and 800 shares per year for Mr. Darling, Mr. Jonas, and Mr. Pomilio on June 1, 2014, June 1, 2015, June 1, 2016 and June 1, 2017.

(9)	Scheduled to vest in equal installments of 5,000 shares per year for Mr. J. Corasanti, 1,400 shares per year for Mr. Shallish, 1,000 shares per year for Mr. Pomilio and 800 shares per year for Mr. Darling and Mr. Jonas on June 1, 2014 and each June 1st thereafter until 2018.

(10)	Scheduled to vest in equal installments of 2,000 shares per year on June 1, 2014, June 1, 2015 and June 1, 2016 for Mr. Darling.

(11)	Scheduled to vest in equal installments of 2,100 shares per year on June 1, 2014, June 1, 2015 and June 1, 2016. The remaining shares vest in equal installments of 2,250 shares per year on June 1, 2017 and June 1, 2018 for Mr. Darling.

(12)	Scheduled to vest in equal installments of 1,000 shares per year on June 1, 2014, June 1, 2015 and June 1, 2016 for Mr. Pomilio.

(13)	Value shown for unvested RSUs and PSUs is based on the December 31, 2013 year-end closing stock price on the NASDAQ of $42.50.

(14)	All outstanding option awards are SARs with the exception of Mr. Shallish’s 15,000 stock options due to expire on May 17, 2015.

Option Exercises and Stock Vested

(a)	(b)	(c)	(d)	(e)
	Option Awards[1]		Stock Awards[3]
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise[2]($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting[4] ($)
Joseph J. Corasanti	250,000	$1,186,061	29,000	$954,970
Robert D. Shallish, Jr.	39,200	$435,087	5,200	$171,236
Joseph G. Darling	0	$0	8,800	$289,784
Daniel S. Jonas	45,000	$212,708	4,000	$131,720
Luke A. Pomilio	35,000	$266,222	5,000	$164,650

(1)	Amount relates to stock option and SAR exercises during 2013.

(2)	Calculated by multiplying the number of shares purchased by the difference between the exercise price of the stock option or SAR and the market price of CONMED Corporation common stock on the date of exercise.

(3)	Amount relates to the RSUs, and in the case of Mr. Darling the PSUs, vested during 2013.

(4)	Calculated by multiplying the number of shares vested by the market price of the CONMED Corporation common stock on the date of issuance.

Pension Benefits

Under the CONMED Retirement Pension Plan (“Retirement Plan”), upon the later of the attainment of age 65 or the completion of 5 years of participation, our NEOs are entitled to annual pension benefits equal to the greater of: (a) 1.65% of a participant’s average monthly compensation multiplied by years of benefit service with the product being reduced by 0.65% of a participant’s monthly covered wages multiplied by years of benefit service (not to exceed 35) or (b) the benefit the participant would have been entitled to prior to December 31, 2003. Special plan provisions exist for early retirement, deferred retirement, death or disability prior to eligibility for retirement and lump sum benefit payments. A participant is 100% vested after five years of service. The participant may elect one of the following forms of payment: lump sum distribution for benefits earned through December 31, 2003, single life annuity or joint and survivor annuity.

The table below shows the present value of accumulated benefits payable to each of the NEOs, including the number of years of service credited to each such NEO, under the CONMED Corporation Retirement Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. As discussed in the CD&A under the heading “Retirement Pension Plan”, pension accruals were frozen under the Retirement Plan effective May 14, 2009, therefore no additional benefits accrued after that date. As a result, years of actual service for NEOs will not equal the years of credited service noted below.

(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)[1]	Payments During the Last Fiscal Year ($)
Joseph J. Corasanti	CONMED Corporation Retirement Pension Plan	15	$248,378	$0

Robert D. Shallish, Jr.	CONMED Corporation Retirement Pension Plan	18	$284,630	$461,436

Joseph G. Darling	CONMED Corporation Retirement Pension Plan	1	$25,158	$0

Daniel S. Jonas	CONMED Corporation Retirement Pension Plan	9	$148,002	$0

Luke A. Pomilio	CONMED Corporation Retirement Pension Plan	12	$196,519	$0

(1)	Amounts in this column reflect the present value of accumulated benefits in accordance with Compensation – Retirement Benefits Topic 715 of FASB ASC. The assumptions made in the valuation of these awards are set forth in Note 9, (“Employee Benefit Plans”), to the Consolidated Financial Statements in Item 15 to the Company’s 2013 Annual Report on Form 10-K.

Non-Qualified Deferred Compensation

The table below shows the executive contributions, Company contributions and aggregate earnings related to deferred compensation. Deferred compensation is provided to Mr. J. Corasanti as described in his employment agreement. Refer to the section title “CEO Employment Agreement” in CD&A for further details. Effective January 1, 2010, the Company began offering a Benefits Restoration Plan to eligible employees, including all NEOs. This Plan provides the opportunity to defer receipt of up to 50% of base salary and up to 100% of annual cash incentive compensation and to receive 7% matching contributions from the Company that would otherwise be unavailable under our 401(k) plan because of limits imposed by the Internal Revenue Code. Refer to the section “Retirement Benefits – Benefits Restoration Plan” in CD&A for further details.

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last FY2 ($)	Registrant Contributions in Last FY3 ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Joseph J. Corasanti[1]	$71,416	$279,746	$283,579	$0	$3,772,855

Robert D. Shallish, Jr.	$35,567	$20,795	$44,343	$0	$214,175

Joseph G. Darling	$18,445	$19,389	$39,232	$0	$215,036

Daniel S. Jonas	$38,049	$16,851	$39,551	$0	$201,135

Luke A. Pomilio	$118,676	$13,555	$53,422	$0	$736,543

(1)

As described above, Mr. J. Corasanti receives deferred compensation under his employment agreement as well as his participation in the Benefits Restoration Plan. Amount included above for the deferred compensation under his employment agreement is fully vested when credited and is payable over a period of up to 120 months with interest and includes an annual contribution of $225,000 for 2013 and above market interest of $98,073 for 2013 which are included in the “Salary” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” columns, respectively, of the Summary Compensation Table. Mr. J. Corasanti earns 10% interest on the portion of the outstanding balance he earned through December 31, 2004 and earns interest at the prime rate of JP Morgan at December 31st of each year plus two percent on the portion of the outstanding balance he earned subsequent to December 31, 2004.

(2)	Executive contributions related to the Benefit Restoration Plan were included in aggregate earnings in 2013.

(3)	Registrant contributions related to the Benefit Restoration Plan were included in earnings in 2013.

Potential Payments on Termination or Change-in-Control

Termination/No Change In Control

The table below represents the earnings Mr. J. Corasanti would receive if terminated on December 31, 2013 and no Change in Control had occurred. The table assumes that the Company terminated Mr. J. Corasanti’s employment without “just cause” (as defined in Mr. J. Corasanti’s employment agreement), Mr. J. Corasanti resigned following the Board’s failure to reelect him as the President and CEO, or the Board caused a material reduction of his duties and responsibilities (in each case subject to the Company’s failure to cure such circumstance within 30 days following receipt of notice). “Just cause” generally means a breach by Mr. J. Corasanti of his obligations under his employment agreement, willful misconduct, dishonesty or conviction of a crime (other than traffic or other similar violations or minor misdemeanors).

	Salary Continuation or Severance ($)		Benefits or Perquisites ($)		Total ($)
Payments and Benefits for Joseph J. Corasanti(1)	$4,251,355	(2)	$1,054,739	(3)	$5,306,094

(1)	Mr. J. Corasanti is entitled to payments and benefits upon termination without just cause as defined in his employment agreement or upon his resignation under the circumstances described above. If Mr. J. Corasanti were terminated with just cause, he would be entitled to salary and benefits through the end of the month of termination, payment of deferred compensation as defined in his employment agreement and an additional pro rata amount of such deferred compensation for the year of termination. Mr. J. Corasanti is subject to a two-year post-termination non-compete following a termination of employment for any reason and, during the term of his employment and at all times thereafter, a non-disclosure covenant. The table above does not include payments in respect of Mr. J. Corasanti’s deferred compensation, which is reported in the Non-Qualified Deferred Compensation Table, as Mr. J. Corasanti is fully vested in his deferred compensation benefits and would not receive any enhanced payments upon any termination of employment.

(2)	Amount represents a lump sum equal to three multiplied by the sum of salary and the average of bonus, deferred compensation, and incentive compensation earned over the past three years.

(3)	Amount includes the present value total of all vested life time benefits (including life and health insurance) and the present value of total perquisites for three years.

In the event of Mr. J. Corasanti’s death or disability, Mr. J. Corasanti or his estate or beneficiaries will be entitled to receive 100% of his base annual salary and other employment benefits (other than deferred compensation) for the balance of the term of his employment agreement. As described above, Mr. J. Corasanti is vested in his entitlement to life and health insurance benefits for life.

In addition, as provided to all participants in the equity award program, the vesting date for all outstanding SARs and RSUs granted to Mr. J. Corasanti or any NEO would accelerate to the date of termination due to death or disability. These amounts are identical to the amounts reported under the headings “Accelerated Option/SAR Vesting” and “Accelerated RSU Vesting” in the Termination/Change In Control Table.

Other than as described with respect to payments to Mr. J. Corasanti, all other NEOs are eligible for separation benefits provided under the Company’s general compensation programs. For example, all NEOs are subject to the Company’s severance policy applicable to all eligible employees for termination without just cause. This policy does not discriminate in favor of our NEOs and provides for severance pay equal to 1 1⁄2 weeks of base salary for each year of service, not to exceed 26 weeks. In the event of termination with just cause, no payments would be made to the NEOs, again other than for Mr. J. Corasanti as explained in footnote 1 of Termination/No Change in Control chart above.

Termination/Change In Control

The Change in Control Severance Agreements with the NEOs provide that if, within two and one-half years after a Change in Control, the NEO’s employment with the Company is terminated by the Company other than for Cause or by the NEO for Good Reason (as such capitalized terms are defined in the Change in Control Severance Agreements), the NEO would be entitled to receive (a) a lump sum payment equal to three times the sum of (i) his base salary plus (ii) the highest of the bonuses earned during the three years prior to such termination; (b) continuation of all medical, dental, accident, disability, long-term care and life insurance benefits or other fringe benefits and reimbursement of certain expenses for a period of three years; (c) for Mr. J. Corasanti, a lump sum payment equal to the aggregate amount credited to his deferred compensation account; and (d) a pro-rated annual bonus for the calendar year of such termination. “Cause” generally means the NEO’s willful and continued failure to substantially perform his duties or willfully engaging in illegal conduct or gross misconduct which is demonstrably and materially injurious to the Company or its affiliates. “Good Reason” includes, following a Change in Control, any material and adverse change in the NEO’s duties, responsibilities, titles or offices with the Company, a material reduction in the rate of annual base salary or annual target bonus opportunity, any requirement that the NEO be based more than 50 miles from the office where he is located at the time of the Change in Control, a substantial increase in obligations to travel on Company business and the discontinuation of (or material reduction of benefits under) any material employee benefit compensation welfare benefit or fringe benefit plan in which the NEO is eligible to participate in immediately prior to such Change in Control. For the NEOs, the Change in Control Severance Agreements provide for gross-up for any excise tax that may become due as a result of such Change in Control (to the extent that the amounts giving rise to the excise tax are greater than 10% of the “golden parachute” safe-harbor amount). The Company remains committed to not enter into agreements to gross-up excise taxes in future Change in Control Severance agreements with future executives.

Mr. J. Corasanti’s employment agreement provides that if he is terminated in a manner that would qualify for payments and benefits under both the employment agreement and the Change in Control Severance Agreement, he would receive payments and benefits pursuant to the agreement that would provide him with the more favorable result, but in no event would he receive duplicate payments under both agreements. Following a termination of employment for any reason, Mr. J. Corasanti is subject to a two year non-compete and a perpetual non-disclosure covenant.

This table includes amounts payable as a result of a Change in Control on December 31, 2013 and qualifying termination for each NEO on that date. A change in control is defined generally as an acquisition of 25% or more of the outstanding voting shares or a change in a majority of the Board of Directors. Change in Control benefits are provided in accordance with each NEO’s Change in Control Severance Agreement, other than Mr. J. Corasanti, whose benefits are provided in accordance with his Employment Agreement, as described above.

Name	Salary Continuation or Severance[2] ($)	Benefits or Perquisites[3] ($)	Deferred Compensation[4] ($)	Accelerated Option/SAR Vesting[5] ($)	Accelerated RSU Vesting[5] ($)	Section 280G Gross-Up6 ($)	Total
Joseph J. Corasanti[1]	$4,251,355	$1,054,739	$0	$3,053,230	$3,357,500	$0	$11,716,824
Robert D. Shallish, Jr.	$1,884,619	$116,926	$0	$634,474	$790,500	$1,057,171	$4,483,690
Joseph G. Darling[7]	$2,535,738	$123,158	$0	$279,060	$1,224,000	$1,229,712	$5,391,668
Daniel S. Jonas	$1,691,685	$88,931	$105,164	$461,240	$510,000	$869,462	$3,726,482
Luke A. Pomilio	$1,858,521	$137,214	$0	$480,380	$892,500	$1,146,767	$4,515,382

(1)	Upon a qualifying termination following a Change in Control, Mr. J. Corasanti’s employment agreement would provide more favorable payments and benefits than and, therefore, supersede, his Change in Control Severance Agreement. As a result, Mr. J. Corasanti would receive the same payments and benefits as reported above with respect to his potential termination without just cause according to his employment agreement, and, in addition, he would be eligible to receive a section 280G gross-up.

(2)	For Mr. J. Corasanti, amount represents a lump sum equal to three multiplied by the sum of salary and the average of bonus, deferred compensation, and incentive compensation earned over the past three years. For all other NEOs, amount represents highest annual executive bonus plan compensation earned over the past three completed fiscal years plus three multiplied by the sum of the highest salary earned over the past twelve months and highest annual executive bonus plan compensation earned over the past three completed fiscal years.

(3)	For Mr. J. Corasanti, amount includes the present value total of all vested life time benefits (including life and health insurance) and the present value of total perquisites for three years. For all other NEOs, amount includes the present value of medical, dental, disability, long-term care (as applicable), life insurance and total perquisites for three years.

(4)	The amount reported for Mr. Jonas is the value of the accelerated vesting of the Company’s contributions and total earnings under the Benefit Restoration Plan because he is not fully vested as of December 31, 2013 and, upon a Change in Control, his deferred compensation would automatically become fully vested. All other NEOs’ deferred compensation is disclosed under the Non-Qualified Deferred Compensation Table as they are fully vested as of December 31, 2013 and would not receive any accelerated or enhanced deferred compensation payments or benefits upon a change in control.

(5)	As provided to all participants in the equity award compensation plans, upon a change in control (defined generally as an acquisition of 25% or more of the outstanding voting shares or a change in the majority of the Board of Directors), the vesting date for all outstanding SARs, RSUs and PSUs will accelerate to the date of the change in control. The value shown for unvested SARs, represents the difference between the exercise price and December 31, 2013 year-end closing stock price on the NASDAQ of $42.50. Value shown for unvested RSUs and PSUs is based on the December 31, 2013 year-end closing stock price on the NASDAQ of $42.50.

(6)	Compensation and benefits in excess of three times an executive’s five-year average compensation may be subject to a non-deductible 20% excise tax under Section 280G of the Code. To assure that the actual economic value of change in control benefits is equivalent for all participants, Change in Control Severance Agreements provide for a gross-up of this tax to the extent that the amounts giving rise to the excise tax levied on the executive are greater than 10% of the “golden parachute” safe-harbor amount. Amounts in this column estimate the tax gross-up assuming a change in control date of December 31, 2013 at a stock price of $42.50 per share. The amount of Mr. J. Corasanti’s gross-up is reported as $0 after taking into account the value allocated to his non-compete covenant for purposes of Section 280G of the Code, and if the value of Mr. J. Corasanti’s non-compete covenant was not factored into these calculations, the resulting gross-up payment would be $3,592,052.

(7)	Mr. Darling is entitled to earnings upon a change in control of Linvatec Corporation as defined in his Executive Severance Agreement. If Linvatec Corporation is sold or all assets are transferred and Mr. Darling’s title of President and comparable responsibilities were taken away upon such change in control, or Mr. Darling were terminated upon the change in control, Mr. Darling is entitled to payment of his salary then in effect for eighteen months totaling $561,801 at December 31, 2013.

DIRECTOR COMPENSATION

The Company uses a mix of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. Director compensation consists of a mix of an annual retainer and equity compensation for non-employee directors.

The Compensation Committee and the full Board of Directors generally review director fees every three years. The Compensation Committee reviewed the fees in 2013 with the assistance of Semler Brossy, a compensation consultancy, and did not make any changes.

Cash Compensation Paid to Directors

For 2013, each director received compensation as described below:

Annual Retainers
(Paid Quarterly)	Chairman (None if Executive Officer)	$90,000 (two times director fee)
	Lead Independent Director	$60,000
	Directors (Non-Executive only)	$45,000
	Directors (If Executive Officer)	$22,500 (50% of Director Retainer)
	Audit Committee Chair	$30,000
	Audit Committee Member	$15,000
	Governance/ Compensation Chair	$15,000
	Governance/ Compensation Committee Member	$7,500

Beginning in 2014, no director compensation will be paid to employee Directors. In addition, it is anticipated in 2014 a comprehensive review of the Director fees will occur. We believe the Company’s director compensation continues to be below the median for the Company’s peer companies.

Equity Compensation Awarded to Directors

In 2013, non-employee directors received 3,000 RSUs and 1,000 SARs which vest in one year. In 2014, non-employee directors are expected to receive 3,000 RSUs and 1,000 SARs, annually, which vest in one year. The 2013 awards and 2014 expected awards will be issued from the 2007 Non-Employee Director Plan.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Concannon	$26,250	$100,290	$10,119	$0	$0	$0	$136,659
Eugene R. Corasanti	$90,000	$0	$0	$0	$0	$0	$90,000
Joseph J. Corasanti(3)	$0	$0	$0	$0	$0	$0	$0
Bruce F. Daniels	$82,500	$98,790	$9,771	$0	$0	$0	$191,061
Jo Ann Golden	$60,000	$98,790	$9,771	$0	$0	$0	$168,561
Dirk M. Kuyper	$26,250	$100,290	$10,119	$0	$0	$0	$136,659
Stephen M. Mandia	$67,500	$98,790	$9,771	$0	$0	$0	$176,061
Stuart J. Schwartz	$67,500	$98,790	$9,771	$0	$0	$0	$176,061
Mark E. Tryniski	$82,500	$98,790	$9,771	$0	$0	$0	$191,061

(1)	Amounts in this column reflect the grant date fair value of RSUs in accordance with Compensation – Stock Compensation Topic 718 of FASB ASC. The assumptions made in the valuation of these awards are set forth in Note 7, (“Shareholders’ Equity”), to the Consolidated Financial Statements in Item 15 to the Company’s 2013 Annual Report on Form 10-K (available at http://www.conmed.com).

(2)	Amounts in this column reflect the grant date fair value of SARs in accordance with Compensation – Stock Compensation Topic 718 of FASB ASC. The assumptions made in the valuation of these awards are set forth in Note 7, (“Shareholders’ Equity”), to the Consolidated Financial Statements in Item 15 to the Company’s 2013 Annual Report on Form 10-K.

(3)	Mr. J. Corasanti’s director fees are included in his total compensation in the Summary Compensation Table and therefore excluded from the table above.

(4)	Below is a summary of the stock options & SARs and RSUs outstanding for non-employee Directors as of December 31, 2013.

Name	Option/SAR Awards Outstanding (#)	Stock Awards Outstanding (#)
Brian Concannon	1,000	3,000
Bruce F. Daniels	4,000	3,200
Jo Ann Golden	1,500	3,200
Dirk M. Kuyper	1,000	3,000
Stephen M. Mandia	16,000	3,200
Stuart J. Schwartz	9,500	3,200
Mark E. Tryniski	11,500	3,200

Director Stock Ownership Requirements and Hedging Policy

In order to give the directors a direct stake in the Company and to directly align their interests with those long-term interests of the shareholders, effective July 31, 2009, the Company adopted guidelines to encourage outright share ownership by directors. The ownership guidelines required directors to own 2,000 shares. As of December 31, 2013, the Company amended the ownership guidelines to require directors to own four (4) times the annual retainer and the existing directors were given three (3) years to comply. Any new directors will be required to be in compliance with these guidelines within five (5) years of becoming subject to this policy. The following share types are included under these guidelines: shares directly owned, shares jointly owned, estimated net after tax shares of unvested RSUs, and shares held in saving plan accounts. These ownership guidelines also contain a holding period for equity-based awards until such time as the minimum share ownership is achieved. A complete copy of these guidelines is available on the Company’s website in the investor relations section.

The Company also prohibits its directors from holding any derivatives other than those issued by the Company. The intention of this policy is to align the interests of the Board of Directors with those of the holders of the Company’s common stock.

All directors were in compliance with these guidelines as assessed as of December 31, 2013.

Vice Chairman Employment Agreement

In addition to Mr. Eugene Corasanti’s role as Director of the Company, the Company entered into an employment agreement with him effective January 1, 2007 pursuant to which he also serves as a Vice Chairman available to advise the Chief Executive Officer and to perform such other duties as required by the CEO and/or Board of Directors. Mr. E. Corasanti’s salary is at least $104,000 per year, and he also receives such equity compensation as may be granted by the Compensation Committee of the Board of Directors. During 2013, Mr. E. Corasanti was granted 2,500 SARs and 5,000 RSUs with grant date fair values of $24,428 and $164,650, respectively. As of December 31, 2013 he had 5,500 options outstanding and 10,200 RSUs which have not yet vested. Starting in 2007, Mr. E. Corasanti also began receiving the accrued deferred compensation benefit that he would otherwise have received had he retired as of December 31, 2006. The deferred compensation payout is being paid over ten years and is valued at $3,051,603 as of December 31, 2013. In addition, Mr. E. Corasanti is entitled to certain benefits under his prior employment agreement, including health insurance, pension, disability and other benefits generally available to all Company employees, as well as the continuation of certain perquisites such as an automobile allowance, club memberships and life and health insurance benefits during Mr. E. Corasanti’s life and the life of his wife.

Prior to December 31, 2001, the Company had paid all premiums on certain split-dollar life insurance policies with face amounts totaling $1,717,720 for the benefit of Mr. E. Corasanti. The Company has not paid or accrued premiums since fiscal year 2001. Premiums paid by the Company in prior years are treated by the Company as a loan to Mr. E. Corasanti, and at December 31, 2013, the aggregate amount due the Company from Mr. E. Corasanti related to these split-dollar life insurance policies is $281,272. This amount (and loans, if any, for future premiums) will be repaid to the Company on Mr. E. Corasanti’s death and the balance of the policy will be paid to his estate or beneficiaries.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of April 22, 2014, by each shareholder known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director and nominee director, by each of the NEOs and by all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Brian Concannon(1)	4,000	*
Eugene R. Corasanti(2)	97,045	*
Joseph J. Corasanti(3)	560,998	2.00
Bruce F. Daniels(4)	10,600	*
Joseph G. Darling(5)	40,425	*
Jo Ann Golden(6)	16,693	*
Curt R. Hartman(7)	1,000	*
Daniel S. Jonas(8)	21,397	*
Dirk M. Kuyper(9)	5,000	*
Jerome J. Lande(10)	1,631,800	5.83
Stephen M. Mandia(11)	38,381	*
Luke A. Pomilio(12)	75,097	*
Stuart J. Schwartz(13)	20,100	*
Robert D. Shallish, Jr.(14)	105,090	*
Mark E. Tryniski(15)	27,500	*
Directors and executive officers as a group (18 persons)(16)	2,790,391	9.97
BlackRock, Inc.(17) 40 East 52nd Street New York, NY 10022	2,843,769	10.16
Dimensional Fund Advisors LP(18) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	2,418,335	8.64
FMR, LLC(19) 245 Summer Street Boston, MA 02210	1,864,600	6.66
The Vanguard Group, Inc.(20) 100 Vanguard Blvd. Malvern, PA 19355	1,680,206	6.00
Coppersmith Capital Management, LLC(21) 1370 Sixth Ave, 25th Floor New York, New York 10019	1,630,800	5.83

Unless otherwise set forth above, the address of each of the above listed shareholders is c/o

CONMED Corporation, 525 French Road, Utica, New York 13502

*	Less than 1%

(1)	Includes 1,000 SARs exercisable within 60 days, and 3,000 RSUs vesting within 60 days.
(2)	Includes 4,000 options and SARs exercisable within 60 days, and 7,200 RSUs vesting within 60 days. Also includes 8,787 shares owned beneficially by the wife of Eugene R. Corasanti. Eugene R. Corasanti is the father of Joseph J. Corasanti.
(3)	Includes 415,000 options and SARs, exercisable within 60 days, and 29,000 RSUs vesting within 60 days. Also includes 750 shares owned beneficially by the wife and 2,100 shares owned beneficially by the children of Joseph J. Corasanti. Joseph J. Corasanti is the son of Eugene R. Corasanti.

(4)	Includes 4,000 options and SARs exercisable within 60 days and 3,200 RSUs vesting within 60 days.
(5)	Includes 26,000 SARs exercisable within 60 days and 8,100 RSUs and PSUs vesting within 60 days.
(6)	Includes 1,500 options and SARs exercisable within 60 days and 3,200 RSUs vesting within 60 days.
(7)	Includes 1,000 RSUs vesting within 60 days.
(8)	Includes 10,000 options and SARs exercisable within 60 days and 4,000 RSUs vesting within 60 days.
(9)	Includes 1,000 SARs exercisable within 60 days, and 3,000 RSUs vesting within 60 days.
(10)	Includes 1,000 RSUs vesting within 60 days and 1,630,800 shares that Mr. Lande is deemed to indirectly beneficially own as a Managing Member of Coppersmith Capital Management, LLC based on his shared voting power and shared dispositive power with respect to such shares. (Refer to footnote 21).
(11)	Includes 16,000 options and SARs exercisable within 60 days and 3,200 RSUs vesting within 60 days.
(12)	Includes 48,400 options and SARs exercisable within 60 days and 6,200 RSUs vesting within 60 days.
(13)	Includes 9,500 options and SARs exercisable within 60 days and 3,200 RSUs vesting within 60 days.
(14)	Includes 54,000 options and SARs exercisable within 60 days and 5,800 RSUs vesting within 60 days.
(15)	Includes 11,500 SARs exercisable within 60 days and 3,200 RSUs vesting within 60 days.
(16)	Includes 682,900 options and SARs exercisable within 60 days and 95,610 RSUs and PSUs vesting within 60 days held by the Directors, NEOs and the executive officers of the Company. Such 778,510 shares are equal to approximately 2.78% of the Common Stock outstanding. As of April 22, 2014 the Company’s directors and executive officers as a group (18 persons) are the beneficial owners of 2,011,881 shares which is approximately 7.19% of the Common Stock outstanding.
(17)	An Amendment to Schedule 13G filed with the SEC by BlackRock, Inc. on April 6, 2014 indicates beneficial ownership of 2,843,769 shares of Common Stock by virtue of having sole voting power over 2,748,414 shares of Common Stock and sole power to dispose of 2,843,769 shares of Common Stock in its role as investment advisor for certain funds.
(18)	An Amendment to Schedule 13G filed with the SEC by Dimensional Fund Advisors LP on February 10, 2014 indicates beneficial ownership of 2,418,335 shares of Common Stock by virtue of having sole power to vote over 2,392,100 shares and sole power to dispose of 2,418,335 shares of Common Stock.
(19)	A Schedule 13G filed with the SEC by FMR LLC on February 14, 2014 indicates beneficial ownership of 1,864,600 shares of Common Stock by virtue of having sole power to dispose 1,864,600 shares of Common Stock.
(20)	An Amendment to Schedule 13G filed with the SEC by The Vanguard Group, Inc. on February 12, 2014 indicates beneficial ownership of 1,680,206 shares of Common Stock by virtue of having sole voting power over 39,474 shares of Common Stock, sole power to dispose of 1,642,332 shares of Common Stock and shared power to dispose of 37,874 shares of Common Stock.
(21)	A Schedule 13D filed with the SEC by Coppersmith Capital Management, LLC on February 27, 2014 indicates beneficial ownership of 1,630,800 shares of Common Stock by virtue of having sole voting power over 1,630,800 shares and having sole power to dispose 1,630,800 shares of Common Stock.

Shareholder approved plans include the Amended and Restated Long-Term Incentive Plan, the Amended and Restated 2007 Non-Employee Director Equity Compensation Plan and the 2006 Stock Incentive Plan. Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Board of Directors Interlocks and Insider Participation:

Certain Relationships and Related Transactions

The Company’s Board of Directors, which is presently composed of Brian Concannon, Eugene R. Corasanti, Joseph J. Corasanti, Bruce F. Daniels, Jo Ann Golden, Curt R. Hartman, Dirk M. Kuyper, Jerome J. Lande, Stephen M. Mandia, Stuart J. Schwartz, and Mark E. Tryniski, establishes the compensation plans and specific compensation levels for Joseph J. Corasanti directly (with Messrs. E. Corasanti and J. Corasanti abstaining) and for other executive officers through the Compensation Committee, and administers the Company’s equity incentive plans through the Compensation Committee. Eugene R. Corasanti serves as a director of the Company. Joseph J. Corasanti, the President and Chief Executive Officer of the Company, also serves as a director of the Company, an officer of several of the Company’s subsidiaries and is the son of Eugene R. Corasanti.

The Company employs the following persons who are related to certain officers of the Company in the manner indicated below. Employees who are related to officers and/or directors whose total compensation is less than $120,000 are not listed below.

Employee Name and Position	Officer(s) and/or Director(s) to whom Employee is Related	Relationship of Employee to Officer
David Corasanti, Marketing Manager	Eugene R. Corasanti	Son
	Joseph J. Corasanti	Brother

Alan Rust, Corporate Distribution Director	William W. Abraham	Son-in-law

Compensation for the above-referenced employees, consisting solely of salary and bonus, ranged from $132,000 to $187,000 during 2013.

In March 2003, the Audit Committee adopted a written charter specifying that it would pre-approve all transactions in which the Company is a participant and in which a related person has or will have a direct or indirect material interest, including without limitation any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships. The charter requirement was incorporated into a policy in November 2003 under which requests for pre-approvals can be submitted to the Chair of the Audit Committee for pre-approval, with the Chair to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Under the policy, such related-person transactions must be approved or ratified by the Audit Committee. Further, any related-party transaction in which the projected spending is over $50,000 requires management to secure competitive bids to ensure that any proposal is reasonable with respect to costs. The Committee may also determine that the approval or ratification of such transaction should be considered by all of the disinterested members of the Board. Related persons include any of our directors or executive officers and their family members.

In considering whether to approve or ratify any related-person transaction, the chair or Committee, as applicable, may consider all factors that they deem relevant to the transaction, including, but not limited to: the size of the transaction and the amount payable to or receivable from a related person; the nature of the interest of the related person in the transaction; the Company’s prior dealings, if any, with the related party; whether the transaction may involve a conflict of interest; and whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

To identify related-person transactions, at least once a year all directors and executive officers of the Company are required to complete questionnaires seeking, among other things, disclosure with respect to such transactions of which such director or executive officer may be aware.

Director Independence

The Board of Directors has determined that Messrs. Concannon, Daniels, Hartman, Kuyper, Lande, Mandia and Tryniski, and Ms. Golden and Dr. Schwartz, have no material relationship with the Company and are independent under the standards of the NASDAQ Stock Market. The independent directors meet in executive session after at least two Board meetings each year.

Item 14. Principal Accounting Fees and Services

The Audit Committee is responsible for the audit fee negotiations associated with the retention of PricewaterhouseCoopers LLP. The aggregate fees and expenses billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and December 31, 2013, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those years, for the audit of the Company’s internal control over financial reporting as of December 31, 2012 and December 31, 2013, and all other audit related, tax consulting and other fees and expenses, are set forth in the table below.

Fee Summary	2012	2013
Audit Fees:

Audit of Annual Financial Statements and Interim Reviews	$1,277,500	$1,557,200

Audit of Internal Control over Financial Reporting	Included above	Included above

SEC Registration Statements	$0	$0

Total Audit Fees	$1,277,500	$1,557,200

Audit Related Fees:

Advisory Services	$0	$0

Tax Fees:

Tax Compliance and Consulting Services	$283,100	$507,700

All Other Fees:

Research Service License	$1,800	$1,800

Total Fees and Expenses	$1,562,400	$2,066,700

The Audit Committee has adopted procedures requiring prior approval of particular engagements for services rendered by the Company’s independent registered public accounting firm. Consistent with applicable laws, the Audit Committee has delegated its authority to pre-approve work by the independent registered public accounting firm and related party transactions to the Chairman of the Audit Committee, who is required to disclose any such pre-approvals at the Audit Committee’s next meeting. All fee amounts set forth in the table above were pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

April 25, 2014

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Executive Vice President – Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit	Page Number

Exhibit 31.1	Certification of Joseph J. Corasanti pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-1

Exhibit 31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2