Form 10-Q
period 2014-03-31
CONMED CORP
filed 2014-04-25
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2014	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 22, 2014 is 27,216,544 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2013	2014
Net sales	$187,014	$181,941

Cost of sales	84,332	79,359

Gross profit	102,682	102,582

Selling and administrative expense	77,725	73,818

Research and development expense	5,694	6,910

Medical device excise tax	1,580	1,349

Other expense	1,813	3,197

	86,812	85,274

Income from operations	15,870	17,308

Loss on early extinguishment of debt	263	—

Interest expense	1,366	1,461

Income before income taxes	14,241	15,847

Provision for income taxes	3,749	7,221

Net income	$10,492	$8,626

Comprehensive income	$11,374	$9,577

Per share data:

Net income
Basic	$0.37	$0.32
Diluted	0.37	0.31

Dividends per share of common stock	$0.15	$0.20

Weighted average common shares
Basic	28,127	27,349
Diluted	28,500	27,854

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2013	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,443	$56,318
Accounts receivable, net	140,426	129,831
Inventories	143,211	152,173
Income taxes receivable	3,805	2,522
Deferred income taxes	13,202	12,661
Prepaid expenses and other current assets	17,045	14,296
Total current assets	372,132	367,801
Property, plant and equipment, net	138,985	138,632
Deferred income taxes	1,183	1,146
Goodwill	248,428	248,423
Other intangible assets, net	319,440	316,122
Other assets	10,340	11,074
Total assets	$1,090,508	$1,083,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,140	$1,140
Accounts payable	27,448	26,714
Accrued compensation and benefits	33,426	24,278
Income taxes payable	2,116	2,670
Other current liabilities	47,135	46,310
Total current liabilities	111,265	101,112

Long-term debt	214,435	241,435
Deferred income taxes	113,199	116,529
Other long-term liabilities	45,290	28,650
Total liabilities	484,189	487,726

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2013 and 2014, respectively	313	313
Paid-in capital	326,436	327,420
Retained earnings	395,889	399,062
Accumulated other comprehensive loss	(17,572)	(16,621)
Less: 3,718,332 and 4,086,959 shares of common stock
in treasury, at cost in 2013 and 2014, respectively	(98,747)	(114,702)
Total shareholders’ equity	606,319	595,472
Total liabilities and shareholders’ equity	$1,090,508	$1,083,198

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2014
Cash flows from operating activities:
Net income	$10,492	$8,626
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	4,619	4,568
Amortization	7,110	6,300
Stock-based compensation	1,152	1,185
Deferred income taxes	1,914	3,325
Loss on early extinguishment of debt	263	—
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	3,042	10,636
Inventories	(4,858)	(11,936)
Accounts payable	313	(1,151)
Income taxes receivable (payable)	244	1,826
Accrued compensation and benefits	(8,830)	(9,164)
Other assets	(2,423)	2,088
Other liabilities	(7,566)	722
	(5,020)	8,399
Net cash provided by operating activities	5,472	17,025

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,130)	(4,065)
Net cash used in investing activities	(4,130)	(4,065)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	7,633	729
Repurchase of common stock	(25,732)	(16,862)
Proceeds from senior credit agreement	64,000	27,000
Payment related to distribution agreement	(34,000)	(16,667)
Payments related to issuance of debt	(1,636)	—
Dividends paid on common stock	(4,256)	(5,545)
Other, net	1,625	138
Net cash provided by (used in) financing activities	7,634	(11,207)

Effect of exchange rate changes
on cash and cash equivalents	(337)	122

Net increase in cash and cash equivalents	8,639	1,875

Cash and cash equivalents at beginning of period	23,720	54,443

Cash and cash equivalents at end of period	$32,359	$56,318

Non-cash financing activities:
Dividends payable	$4,189	$5,442
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2013	2014

Net income	$10,492	$8,626

Other comprehensive income:
Pension liability, net of
income tax	461	270
Cash flow hedging gain (loss),
net of income tax	2,127	725
Foreign currency
translation adjustment	(1,706)	(44)

Comprehensive income	$11,374	$9,577

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)[a]	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income before reclassifications	2,166	—	(1,706)	460

Amounts reclassified from other accumulated comprehensive income before tax[b]	(62)	461	—	399
Tax expense (benefit)	23	—	—	23

Net current-period other comprehensive income	2,127	461	(1,706)	882

Balance, March 31, 2013	$997	$(29,914)	$2,218	$(26,699)

	Cash Flow Hedging Gain (Loss)[a]	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income before reclassifications	800	—	(44)	756

Amounts reclassified from other accumulated comprehensive income before tax[b]	(119)	270	—	151
Tax expense (benefit)	44	—	—	44

Net current-period other comprehensive income	725	270	(44)	951

Balance, March 31, 2014	$(660)	$(18,648)	$2,687	$(16,621)

(a) All amounts are net of tax.
(b) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension income, respectively. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31, 2014 which have been accounted for as cash flow hedges totaled $119.6 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $0.1 million and $(0.1) million for the three months ended March 31, 2013 and 2014, respectively. Net unrealized losses on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $0.7 million at March 31, 2014. It is expected these unrealized losses will be recognized in the consolidated condensed statements of comprehensive income in 2014 and 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2014 which have not been designated as hedges totaled $38.7 million. Net realized gains recognized in connection with those forward contracts not accounted for as hedges approximated $0.8 million and $0.2 million for the three months ended March 31, 2013 and 2014, respectively, offsetting losses on our intercompany receivables of $(1.5) million and $(0.3) million for the three months ended March 31, 2013 and 2014, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2013 and March 31, 2014:

December 31, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(975)	Other current liabilities	$3,172	$2,197

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	(52)	Other current liabilities	78	26

Total derivatives		$(1,027)		$3,250	$2,223

March 31, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(1,503)	Other current liabilities	$2,550	$1,047

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	(3)	Other current liabilities	36	33

Total derivatives		$(1,506)		$2,586	$1,080

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at December 31, 2013 and March 31, 2014 we have recorded the net fair value of $2.2 million and $1.1 million, respectively, in other current liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2014 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2013	March 31, 2014

Raw materials	$39,029	$43,865
Work-in-process	14,736	16,193
Finished goods	89,446	92,115
Total	$143,211	$152,173

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2014.

	Three Months Ended March 31,
	2013	2014

Net income	$10,492	$8,626

Basic – weighted average shares outstanding	28,127	27,349

Effect of dilutive potential securities	373	505

Diluted – weighted average shares outstanding	28,500	27,854

Net income
Basic (per share)	$0.37	$0.32
Diluted (per share)	$0.37	$0.31

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.3 million and 0.0 million for the three months ended March 31, 2013 and 2014, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

Balance as of December 31, 2013	$248,428

Foreign currency translation	(5)

Balance as of March 31, 2014	$248,423

      Other intangible assets consist of the following:

	December 31, 2013		March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$135,690	$(54,982)	$135,690	$(56,189)

Promotional, marketing & distribution rights	149,376	(12,000)	149,376	(13,500)

Patents and other intangible assets	53,903	(39,091)	53,905	(39,704)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$425,513	$(106,073)	$425,515	$(109,393)

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

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 3, 2013 and January 3, 2014, we paid $34.0 million and $16.7 million, respectively, of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in 2016. The $33.3 million related to the remaining contingent obligation as of March 31, 2014 is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

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

Amortization expense related to intangible assets which are subject to amortization totaled $3,488 and $3,320 in the three months ended March 31, 2013 and 2014, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) on the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years. Customer relationships are being amortized over a weighted average life of 33 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 14 years.

The estimated intangible asset amortization expense for the year ending December 31, 2014, including the three month period ended March 31, 2014 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2014	$7,134	$6,000	$13,134
2015	6,670	6,000	12,670
2016	6,567	6,000	12,567
2017	6,543	6,000	12,543
2018	6,498	6,000	12,498
2019	6,498	6,000	12,498

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2013	2014

Balance as of January 1,	$3,636	$2,422

Provision for warranties	908	828

Claims made	(1,113)	(873)

Balance as of March 31,	$3,431	$2,377

Note 9 – Pension Plan

Net periodic pension (income) costs consist of the following:

	Three Months Ended March 31,
	2013	2014

Service cost	$68	$72

Interest cost on projected benefit obligation	769	877

Expected return on plan assets	(1,319)	(1,496)

Net amortization and deferral	732	427

Net periodic pension (income) cost	$250	$(120)

We do not expect to make any pension contributions during 2014.

Note 10 – Other Expense

Other expense consists of the following:

	Three Months Ended March 31,
	2013	2014

Administrative consolidation costs	$1,604	$713
Costs associated with patent dispute, and other matters	209	2,484
Other expense	$1,813	$3,197

During 2013 and 2014, we restructured certain administrative functions. For the three months ended March 31, 2013 and 2014, we incurred $1.6 million and $0.7 million, respectively, in related costs consisting principally of severance charges.

During the three months ended March 31, 2013 and 2014, we incurred $0.2 million and $1.9 million, respectively, in legal costs associated with a patent infringement claim, and in 2014, it also included $0.9 million in settlement costs as further described in Note 12. In addition, 2014 also included $0.6 million in consulting fees.

Note 11 — Business Segments
Our product lines consist of orthopedic surgery, general surgery and surgical visualization. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. Surgical visualization consists of 2D and 3D video systems for use in minimally invasive orthopedic and general surgery. These product lines' net sales are as follows:

	Three Months Ended March 31,
	2013	2014

Orthopedic surgery	$105,013	$105,948
General surgery	66,849	63,460
Surgical visualization	15,152	12,533
Consolidated net sales	$187,014	$181,941

Note 12 – Legal Proceedings

From time to time, we are subject to claims alleging product liability, patent infringement, corrupt practices or other claims incurred in the ordinary course of business. These may involve our United States or foreign operations, or sales by foreign distributors. Likewise, from time to time, the Company may receive an information request or subpoena from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, or other federal and state agencies or foreign governments or government agencies. These information requests or subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or as required as a matter of law. In some cases we may be entitled to indemnification by third parties. We establish reserves sufficient to cover probable losses associated with claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business or results of operations. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

In September 2012, Bonutti Skeletal Innovations, LLC, an affiliate of Acacia Research Group, filed a complaint in the United States District Court for the Middle District of Florida against CONMED and certain of its subsidiaries. The Complaint asserts that select CONMED products infringe patents allegedly owned by Bonutti Skeletal Innovations. On the same day that it sued CONMED, Bonutti Skeletal Innovations sued several other orthopedic companies. The Company believed, and continues to believe, that the products in question do not infringe the patents-in-suit, and the Company vigorously defended the claims. In an order and decision dated March 25, 2014, the Court construed eight of the claims asserted in the case in a manner largely adverse to the plaintiff. In addition, on March 11 and March 28, 2014, the United States Patent Office granted CONMED’s petitions for inter partes review with respect to two of the patents-in-suit. On April 3, 2014, CONMED and Acacia agreed to settle the claims for a payment by CONMED of $0.9 million. This amount was accrued at March 31, 2014.

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

Note 13 – New Accounting Pronouncements

There were no new accounting pronouncements that impacted our financial statements during the first quarter of 2014.

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three Months Ended March 31,
	2013	2014

Restructuring costs included in cost of sales	$1,622	$948

Restructuring costs included in other expense	$1,604	$713

During 2013 and 2014, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico; the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 24 months. We incurred $1.6 million and $0.9 million in costs associated with the operational restructuring during the three months ended March 31, 2013 and 2014, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

Restructuring costs included in other expense are described more fully in Note 10.

We have recorded an accrual in current liabilities of $1.7 million at March 31, 2014 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2014	$3,128

Expenses incurred	365

Payments made	(1,817)

Balance at March 31, 2014	$1,676

Note 15 - Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 45.6% for the quarter ended March 31, 2014 compared to the 26.3% effective tax rate recorded in the same period a year ago due to tax legislation changes.  In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we have written off these New York State tax assets as a non-cash charge to income tax expense.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2013 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2013 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

	Three Months Ended March 31,
	2013	2014

Orthopedic surgery	56.2%	58.2%
General surgery	35.7%	34.9%
Surgical visualization	8.1%	6.9%
Consolidated net sales	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business. During the three months ended March 31, 2014 international sales approximated 52.0% of total net sales.

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

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2011 and 2012, we experienced a sales decline during 2013 and the first quarter of 2014. We are cautiously optimistic that the world's economic environment is improving, but there can be no assurance that improvement in the overall economic environment will be sustained. We will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2013 describes significant accounting policies used in preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2014.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.5 million at March 31, 2014 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Customer relationships, trademarks, tradenames, patents, and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”). We have accumulated goodwill of $248.4 million and other intangible assets of $316.1 million as of March 31, 2014.

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

For the three months ending March 31, 2014 we recorded pension income of $0.1 million. Pension income in 2014 is expected to be $0.5 million compared to expense of $2.6 million in 2013. We do not expect to make any contributions during 2014.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $33.0 million at March 31, 2014. Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2013	2014

Net sales	100.0%	100.0%
Cost of sales	45.1	43.6
Gross profit	54.9	56.4
Selling and administrative expense	41.6	40.6
Research and development expense	3.0	3.8
Medical device excise tax	0.8	0.7
Other expense	1.0	1.8
Income from operations	8.5	9.5
Loss on early extinguishment of debt	0.1	—
Interest expense	0.7	0.8
Income before income taxes	7.7	8.7
Provision for income taxes	2.0	4.0
Net income	5.7%	4.7%
Quarter ended March 31, 2014 compared to quarter ended March 31, 2013

Sales for the quarter ended March 31, 2014 were $181.9 million, a decrease of $5.1 million (-2.7%) compared to sales of $187.0 million in the same period a year ago with decreases in the visualization and general surgery product lines.   Sales of capital equipment decreased $3.7 million (-9.4%) to $35.5 million in the quarter ended March 31, 2014 from $39.2 million in the same period a year ago; sales of single-use products decreased $1.4 million (-0.9%) to $146.4 million in the quarter ended March 31, 2014 from $147.8 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 8.9% and single-use products decreased 0.1%.

•
Orthopedic surgery sales increased $0.9 million (0.9%) in the quarter ended March 31, 2014 to $105.9 million from $105.0 million in the same period a year ago mainly due to higher sales in our soft tissue fixation products and large bone handpieces.  In local currency, excluding the effects of the hedging program, sales increased 1.9%.

•
General surgery sales decreased $3.3 million (-4.9%) in the quarter ended March 31, 2014 to $63.5 million from $66.8 million in the same period a year ago mainly due to lower sales in our advanced energy, gastrointestinal & pulmonary and patient monitoring products.  In local currency, excluding the effects of the hedging program, sales decreased 4.6%.

•
Surgical visualization sales decreased $2.7 million (-17.8%) in the quarter ended March 31, 2014 to $12.5 million from $15.2 million in the same period a year ago due to lower video system product sales.  In local currency, excluding the effects of the hedging program, sales decreased 17.1%.

Cost of sales decreased to $79.4 million in the quarter ended March 31, 2014 as compared to $84.3 million in the same period a year ago.  Gross profit margins increased 1.5 percentage points to 56.4% in the quarter ended March 31, 2014 as compared to 54.9% in the same period a year ago.  The increase in gross profit margins of 1.5 percentage points is primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and administrative expense decreased to $73.8 million in the quarter ended March 31, 2014 as compared to $77.7 million in the same period a year ago. Selling and administrative expense as a percentage of net sales decreased to 40.6% in the quarter ended March 31, 2014 as compared to 41.6% in the same period a year ago. The current quarter expense is consistent with historic spending levels including full year 2013 selling and administrative expense of 40.6% of sales.

Research and development expense increased to $6.9 million in the quarter ended March 31, 2014 as compared to $5.7 million in the same period a year ago.  As a percentage of net sales, research and development expense increased to 3.8% in the quarter ended March 31, 2014 compared to 3.0% in the same period a year ago. The increase of 0.8 percentage points is mainly a result of the timing of development projects.

The medical device excise tax expense decreased to $1.3 million in the quarter ended March 31, 2014 as compared to $1.6 million in the same period a year ago due to lower domestic sales associated with the tax.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended March 31, 2014 consisted of a $0.7 million charge related to administrative consolidation expenses, $1.9 million in legal and related settlement costs associated with a patent infringement claim as further described in Note 12 and $0.6 million in consulting charges. Other expense in the quarter ended March 31, 2013 consisted of a $1.6 million charge related to administrative consolidation expenses and $0.2 million in legal costs associated with a patent infringement claim as further described in Note 12.

During the quarterly period ending March 31, 2013, we recorded a $0.3 million loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement.

Interest expense was $1.5 million in the quarter ended March 31, 2014 compared to $1.4 million in the same period a year ago.  Interest expense increased due to the cost associated with higher weighted average borrowings offset by lower weighted average interest rates on those borrowings in the quarter ended March 31, 2014 as compared to the same period a year ago.  The weighted average interest rates on our borrowings decreased to 2.36% in the quarter ended March 31, 2014 as compared to 2.43% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 45.6% for the quarter ended March 31, 2014 compared to the 26.3% effective tax rate recorded in the same period a year ago due to tax legislation changes.  In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we have written off these New York State tax assets as a non-cash charge to income tax expense. The effective tax rate is also higher for the quarter ended March 31, 2014 compared to the same period a year ago due to legislation enacted in the quarter ended March 31, 2013 that retroactively reinstated the 2012 federal research and development credit. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2013, Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $266.7 million at March 31, 2014.  Net cash provided by operating activities was $17.0 million in the three months ended March 31, 2014 and $5.5 million in the same period a year ago generated on net income of $8.6 million and $10.5 million for the three months ended March 31, 2014 and 2013, respectively.

The increase in cash provided by operating activities is primarily the result of 2013 including a large contribution to the pension plan and no such contributions were made in 2014 as well as changes in working capital accounts in 2014.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2014 consisted of capital expenditures. Capital expenditures were $4.1 million for both the three month periods ended March 31, 2013 and 2014 and are expected to approximate $20.0 million in 2014.

Financing cash flows

Financing activities in the first quarter of 2014 resulted in a use of cash of $11.2 million compared to proceeds of cash of $7.6 million in the same period a year ago. We had proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan of $0.7 million in 2014 compared to $7.6 million in 2013. Dividend payments related to our common stock were $5.5 million in 2014 compared to $4.3 million in 2013. Cash from borrowings on our revolving credit facility under our amended and restated senior credit agreement were $27.0 million in 2014 compared to $64.0 million in 2013. These amounts were offset by lower repurchases of common stock totaling $16.9 million in 2014 compared to $25.7 million in 2013; and we made a $16.7 million payment in 2014 compared to a $34.0 million payment in 2013 associated with the distribution and development agreement with MTF.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Interest rates are at LIBOR plus 1.50% (1.79% at March 31, 2014) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%.

There were $235.0 million in borrowings outstanding on the $350.0 million revolving credit facility of the amended and restated senior credit agreement as of March 31, 2014.  Our available borrowings on the revolving credit facility of the amended and restated senior credit agreement at March 31, 2014 were $107.9 million with approximately $7.1 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of March 31, 2014. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $7.6 million at March 31, 2014.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors authorized a $200.0 million share repurchase program. Through March 31, 2014, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this program and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased $16.9 million under the share repurchase program during the first three months of 2014.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our amended and restated senior credit agreement.

During 2012, the Board of Directors adopted a cash dividend policy. The $0.20 per share dividend for the first quarter of 2014 was paid on April 7, 2014 to shareholders of record as of March 17, 2014. The total dividend payable at March 31, 2014 was $5.4 million and is included in other current liabilities in the consolidated condensed balance sheet.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2013 and 2014, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico; the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 24 months. We incurred $1.6 million and $0.9 million in costs associated with the operational restructuring during the three months ended March 31, 2013 and 2014, respectively.  These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

During 2013 and 2014, we restructured certain administrative functions throughout the Company. For the three months ended March 31, 2013 and 2014 we incurred $1.6 million and $0.7 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

We have recorded an accrual in current liabilities of $1.7 million at March 31, 2014 mainly related to severance and lease impairment costs associated with the restructuring.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization.  As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs.  We estimate restructuring costs and other costs will approximate $7.5 million to $8.5 million for the remainder of 2014 and will be recorded to cost of goods sold and other expense.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2014.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2013 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer (“the Certifying Officers”) as of March 31, 2014.  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.  There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 2. Issuer Purchase of Equity Securities

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share[1]	(c) Total Number of Shares Purchased as Part of Publicly Announced Program[2]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

January 1, 2014
January 31, 2014	213,690	$41.98	213,690	$45,331,008

February 1, 2014
February 28, 2014	188,726	$41.81	188,726	37,439,769

March 1, 2014
March 31, 2014	—	$—	—	37,439,769

Total	402,416		402,416

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

32.1
Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2013 and 2014, (ii) the Consolidated Condensed Balance Sheets at December 31, 2013 and March 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2014.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

32.1
Certification of Joseph J. Corasanti and Robert D. Shallish, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
E-3

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2013 and 2014, (ii) the Consolidated Condensed Balance Sheets at December 31, 2013 and March 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2014.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.