Form 10-Q
period 2014-06-30
CONMED CORP
filed 2014-07-25
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2014	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 22, 2014 is 27,344,609 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Net sales	$192,993	$188,150	$380,007	$370,091

Cost of sales	90,077	87,122	174,409	166,481

Gross profit	102,916	101,028	205,598	203,610

Selling and administrative expense	77,174	74,026	154,899	147,844

Research and development expense	6,591	6,854	12,285	13,764

Medical device excise tax	1,406	1,369	2,986	2,718

Other expense	2,093	2,839	3,906	6,036

	87,264	85,088	174,076	170,362

Income from operations	15,652	15,940	31,522	33,248

Loss on early extinguishment of debt	—	—	263	—

Interest expense	1,383	1,571	2,749	3,032

Income before income taxes	14,269	14,369	28,510	30,216

Provision for income taxes	4,736	4,114	8,485	11,335

Net income	$9,533	$10,255	$20,025	$18,881

Comprehensive income	$7,380	$11,597	$18,754	$21,174

Per share data:

Net income
Basic	$0.35	$0.38	$0.72	$0.69
Diluted	0.34	0.37	0.71	0.68

Dividends per share of common stock	$0.15	$0.20	$0.30	$0.40

Weighted average common shares
Basic	27,591	27,257	27,860	27,303
Diluted	27,983	27,753	28,258	27,803

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2013	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,443	$60,414
Accounts receivable, net	140,426	135,081
Inventories	143,211	157,006
Income taxes receivable	3,805	4,917
Deferred income taxes	13,202	13,101
Prepaid expenses and other current assets	17,045	14,807
Total current assets	372,132	385,326
Property, plant and equipment, net	138,985	137,758
Deferred income taxes	1,183	1,147
Goodwill	248,428	248,427
Other intangible assets, net	319,440	312,894
Other assets	10,340	11,772
Total assets	$1,090,508	$1,097,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,140	$1,187
Accounts payable	27,448	26,760
Accrued compensation and benefits	33,426	28,199
Income taxes payable	2,116	2,362
Other current liabilities	47,135	46,116
Total current liabilities	111,265	104,624

Long-term debt	214,435	244,830
Deferred income taxes	113,199	117,331
Other long-term liabilities	45,290	28,385
Total liabilities	484,189	495,170

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2013 and 2014, respectively	313	313
Paid-in capital	326,436	324,366
Retained earnings	395,889	403,848
Accumulated other comprehensive loss	(17,572)	(15,279)
Less: 3,718,332 and 3,958,389 shares of common stock
in treasury, at cost in 2013 and 2014, respectively	(98,747)	(111,094)
Total shareholders’ equity	606,319	602,154
Total liabilities and shareholders’ equity	$1,090,508	$1,097,324

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2014
Cash flows from operating activities:
Net income	$20,025	$18,881
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	9,168	9,473
Amortization	14,648	12,831
Stock-based compensation	2,496	2,518
Deferred income taxes	5,038	3,837
Loss on early extinguishment of debt	263	—
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(2,689)	5,584
Inventories	(1,581)	(19,163)
Accounts payable	(2,207)	(1,353)
Income taxes receivable (payable)	(1,171)	(1,013)
Accrued compensation and benefits	(7,393)	(5,260)
Other assets	(3,714)	834
Other liabilities	(9,729)	(2,256)
	3,129	6,032
Net cash provided by operating activities	23,154	24,913

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,201)	(8,641)
Net cash used in investing activities	(8,201)	(8,641)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	10,366	953
Repurchase of common stock	(44,729)	(16,862)
Proceeds from senior credit agreement	73,000	31,000
Payment related to distribution agreement	(34,000)	(16,667)
Payments on mortgage notes	(515)	(558)
Payments on senior subordinated notes	(227)	—
Payments related to issuance of debt	(1,725)	—
Dividends paid on common stock	(8,445)	(10,987)
Other, net	7,090	1,857
Net cash provided by (used in) financing activities	815	(11,264)

Effect of exchange rate changes
on cash and cash equivalents	(1,365)	963

Net increase in cash and cash equivalents	14,403	5,971

Cash and cash equivalents at beginning of period	23,720	54,443

Cash and cash equivalents at end of period	$38,123	$60,414

Non-cash financing activities:
Dividends payable	$4,123	$5,468

See notes to consolidated condensed financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 – Operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology and gastroenterology.

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net income	$9,533	$10,255	$20,025	$18,881

Other comprehensive income:
Pension liability, net of
income tax	461	269	922	539
Cash flow hedging gain (loss),
net of income tax	379	(528)	2,506	197
Foreign currency
translation adjustment	(2,993)	1,601	(4,699)	1,557

Comprehensive income	$7,380	$11,597	$18,754	$21,174

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income before reclassifications	2,800	—	(4,699)	(1,899)

Amounts reclassified from other accumulated comprehensive income before tax[b]	(467)	922	—	455
Tax expense (benefit)	173	—	—	173

Net current-period other comprehensive income	2,506	922	(4,699)	(1,271)

Balance, June 30, 2013	$1,376	$(29,453)	$(775)	$(28,852)

	Cash Flow Hedging Gain (Loss)	Pension Liability[a]	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income before reclassifications	(150)	—	1,557	1,407

Amounts reclassified from other accumulated comprehensive income before tax[b]	551	539	—	1,090
Tax expense (benefit)	(204)	—	—	(204)

Net current-period other comprehensive income	197	539	1,557	2,293

Balance, June 30, 2014	$(1,188)	$(18,379)	$4,288	$(15,279)

(a) All amounts are net of tax.
(b) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension expense (income), respectively. The amounts recorded in the charts above are for the six months ended June 30, 2013 and 2014. For the three months ended June 30, 2013, -$0.4 million of the cash flow hedging gain and $0.5 million of the pension liability were reclassified from accumulated other comprehensive income to the statement of income. For the three months ended June 30, 2014, $0.4 million of the cash flow hedging loss and $0.3 million of the pension liability were reclassified from accumulated other comprehensive income to the statement of income. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at June 30, 2014 which have been accounted for as cash flow hedges totaled $124.9 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $0.4 million and $(0.4) million for the three months ended June 30, 2013 and 2014, respectively, and $0.5 million and $(0.6) million for the six months ended June 30, 2013 and 2014, respectively. Net unrealized losses on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $1.2 million at June 30, 2014. It is expected these unrealized losses will be recognized in the consolidated condensed statements of comprehensive income in 2014 and 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at June 30, 2014 which have not been designated as hedges totaled $38.0 million. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million and $(0.7) million for the three months ended June 30, 2013 and 2014, respectively, offsetting gains (losses) on our intercompany receivables of $(0.2) million and $0.5 million for the three months ended June 30, 2013 and 2014, respectively. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.8 million and $(0.5) million for the six months ended June 30, 2013 and 2014, respectively, offsetting gains (losses) on our intercompany receivables of $(1.6) million and $0.2 million for the six months ended June 30, 2013 and 2014, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2013 and June 30, 2014:

December 31, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(975)	Other current liabilities	$3,172	$2,197

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	(52)	Other current liabilities	78	26

Total derivatives		$(1,027)		$3,250	$2,223

June 30, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(1,222)	Other current liabilities	$3,107	$1,885

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	—	Other current liabilities	51	51

Total derivatives		$(1,222)		$3,158	$1,936

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at December 31, 2013 and June 30, 2014 we have recorded the net fair value of $2.2 million and $1.9 million, respectively, in other current liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2014 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2013	June 30, 2014

Raw materials	$39,029	$47,061
Work-in-process	14,736	15,898
Finished goods	89,446	94,047
Total	$143,211	$157,006

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net income	$9,533	$10,255	$20,025	$18,881

Basic – weighted average shares outstanding	27,591	27,257	27,860	27,303

Effect of dilutive potential securities	392	496	398	500

Diluted – weighted average shares outstanding	27,983	27,753	28,258	27,803

Net income
Basic (per share)	$0.35	$0.38	$0.72	$0.69
Diluted (per share)	0.34	0.37	0.71	0.68

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.1 million and 0.0 million for the three months ended June 30, 2013 and 2014, respectively. Shares excluded from the calculation of diluted EPS aggregated 0.1 million and 0.0 million for the six months ended June 30, 2013 and 2014, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

Balance as of December 31, 2013	$248,428

Foreign currency translation	(1)

Balance as of June 30, 2014	$248,427

      Other intangible assets consist of the following:

	December 31, 2013		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$135,690	$(54,982)	$135,690	$(57,363)

Promotional, marketing & distribution rights	149,376	(12,000)	149,376	(15,000)

Patents and other intangible assets	53,903	(39,091)	53,847	(40,200)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$425,513	$(106,073)	$425,457	$(112,563)

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

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 3, 2013 and January 3, 2014, we paid $34.0 million and $16.7 million, respectively, of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in 2016. The $33.3 million related to the remaining contingent obligation as of June 30, 2014 is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

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

Amortization expense related to intangible assets which are subject to amortization totaled $3,521 and $7,009 in the three and six months ended June 30, 2013 and $3,278 and $6,490 in the three and six months ended June 30, 2014, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) on the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years. Customer relationships are being amortized over a weighted average life of 33 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 14 years.

The estimated intangible asset amortization expense for the year ending December 31, 2014, including the six month period ended June 30, 2014 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2014	$7,019	$6,000	$13,019
2015	6,651	6,000	12,651
2016	6,519	6,000	12,519
2017	6,507	6,000	12,507
2018	6,450	6,000	12,450
2019	6,450	6,000	12,450

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2013	2014

Balance as of January 1,	$3,636	$2,422

Provision for warranties	1,814	1,736

Claims made	(2,178)	(1,815)

Balance as of June 30,	$3,272	$2,343

Note 9 – Pension Plan

Net periodic pension (income) costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Service cost	$69	$72	$138	$145

Interest cost on projected benefit obligation	785	877	1,571	1,753

Expected return on plan assets	(1,302)	(1,496)	(2,604)	(2,992)

Net amortization and deferral	732	427	1,463	855

Net periodic pension (income) cost	$284	$(120)	$568	$(239)

We do not expect to make any pension contributions during 2014.

Note 10 – Other Expense

Other expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Administrative consolidation costs	$1,566	$494	$3,170	$1,207
Costs associated with patent dispute, and other matters	527	1,410	736	3,304
Costs associated with shareholder activism	—	935	—	1,525
Other expense	$2,093	$2,839	$3,906	$6,036

During 2013 and 2014, we restructured certain administrative functions. For the three and six months ended June 30, 2013, we incurred $1.6 million and $3.2 million, respectively, in related costs and for the three and six months ended June 30, 2014 we incurred $0.5 million and $1.2 million, respectively, in related costs consisting principally of severance charges.

During the three and six months ended June 30, 2013, we incurred $0.5 million and $0.7 million, respectively, in legal costs associated with a patent infringement claim and for the three and six months ended June 30, 2014, we incurred $0.0 million and $1.9 million, respectively, including $0.9 million in settlement costs during the first quarter of 2014 as further described in Note 12. In addition, the three and six months ended June 30, 2014 also included $1.4 million in settlement costs, costs associated with a legal matter that we won and consulting fees.

During the three and six months ended June 30, 2014, we incurred $0.9 million and $1.5 million, respectively, in consulting and legal costs associated with shareholder activism.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Orthopedic surgery	$101,853	$102,362	$206,867	$208,310
General surgery	73,184	70,745	140,032	134,205
Surgical visualization	17,956	15,043	33,108	27,576
Consolidated net sales	$192,993	$188,150	$380,007	$370,091

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

Note 13 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. The new standard will become effective beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating both the impact of adopting this new guidance on the consolidated financial statements and the method of adoption.

The Company does not believe there are any other new accounting pronouncements that would have a material impact on its financial position or results of operations.

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Restructuring costs included in cost of sales	$1,606	$1,358	$3,228	$2,306

Restructuring costs included in other expense	$1,566	$494	$3,170	$1,207

During 2013 and 2014, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico; the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 18 months. We incurred $1.6 million and $3.2 million in costs associated with the operational restructuring during the three and six months ended June 30, 2013, respectively. We incurred $1.4 million and $2.3 million in costs associated with the operational restructuring during the three and six months ended June 30, 2014, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

Restructuring costs included in other expense are described more fully in Note 10.

We have recorded an accrual in current liabilities of $2.3 million at June 30, 2014 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2014	$3,128

Expenses incurred	1,016

Payments made	(1,885)

Balance at June 30, 2014	$2,259

Note 15 - Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 37.5% for the six months ended June 30, 2014 compared to the 29.8% effective tax rate recorded in the same period a year ago due to tax legislation changes.  In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we have written off these New York State tax assets as a non-cash charge to income tax expense. The effective tax rate is also higher for the six months ended June 30, 2014 compared to the same period a year ago due to legislation enacted in the six months ended June 30, 2013 that retroactively reinstated the 2012 federal research and development credit ($0.8 million).

Note 16 - Subsequent Events

Effective July 23, 2014, there were a number of changes within our Board of Directors and Chief Executive Officer position as further described in our Form 8-K filing on July 23, 2014. We expect to incur $9.5 million to $11.0 million in charges related to these changes during the third quarter of 2014.

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

Overview:

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring. The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology and gastroenterology. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Orthopedic surgery	52.8%	54.4%	54.5%	56.3%
General surgery	37.9%	37.6%	36.8%	36.3%
Surgical visualization	9.3%	8.0%	8.7%	7.4%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business. During the three and six months ended June 30, 2014 international sales approximated 53.4% and 52.7%, respectively, of total net sales.

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

We have a variety of research and development initiatives focused in each of our principal product lines as continued innovation and commercialization of new proprietary products and processes are essential elements of our long-term growth strategy.  Our reputation as an innovator is exemplified by recent new product introductions such as the Y-Knot® Flex System for instability repairs featuring the smallest double-loaded (1.8mm) anchors available and curved, flexible instrumentation to help surgeons achieve ideal anchor placement and the Y-Knot® RC anchors for rotator cuffs are the world’s only self-punching all-suture anchors which helps simplify techniques while its small size is designed to improve placement options; the new D4000 Resection System featuring an intuitive touchscreen display and direct pump integration for a seamless clinical experience; the IM8000 2DHD Camera System can be used in multi-specialty procedures and includes a new autoclavable camera head featuring proprietary CMOS technology for clear, crisp imagery and a new LS8000 LED light source providing improved light sensitivity for clearer visualization; the new Hall 50™ Powered Instrument System can be used in total joint replacements featuring lighter, ergonomically-designed handpieces to provide a comfortable, high-performance clinical experience while the new Hall UL-approved autoclavable lithium batteries deliver dependable, long-lasting power and the unique, multi-tray system also provides hospitals with new levels of sterilization convenience; the new Edge Ablation System is our bi-polar radio frequency arthroscopic energy system offers a versatile, intuitive design and user interface for arthroscopic ablation, coagulation and dissection; the new GS2000 50L Insufflator features the market’s fastest flow rate and a dual-tank shuttle valve system to help provide clear and consistent laparoscopic visualization; the EntriPort line of trocars help deliver effective sealing and clear visualization in a wide range of sizes optimal for nearly every minimally invasive abdominal surgical application; our new D-Flex probes were designed for use with the da Vinci® Surgical System and enable non-contact hemostasis with argon gas and our DetachaTip® III Multi-Use Endosurgery Instruments offer the optimal blend of performance and cost efficiency - combining precise, reliable, and comfortable performance with dramatically reduced procedural costs.

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant business challenges since the second half of 2008. While we returned to revenue growth in 2011 and 2012, we experienced a sales decline during 2013 and the first half of 2014. We are cautiously optimistic that the world's economic environment is improving, but there can be no assurance that improvement in the overall economic environment will be sustained. We will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2013 describes significant accounting policies used in preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2014.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.4 million at June 30, 2014 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Customer relationships, trademarks, tradenames, patents, and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”). We have accumulated goodwill of $248.4 million and other intangible assets of $312.9 million as of June 30, 2014.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation. These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life. The useful lives of these customer relationships were not and are not limited by contract or any economic, regulatory or other known factors. The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation. This observed attrition pattern was then applied to the existing customer relationships to derive the future expected useful life of the customer relationships. This analysis indicated an annual attrition rate of 2.6%. Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets. Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 16 years. The weighted average life for customer relationship assets in aggregate is 33 years.

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

For all other indefinite lived intangible assets, we perform a qualitative impairment test in accordance with ASC 350. Based upon this assessment as of October 1, 2013, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

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

For the three and six months ending June 30, 2014 we recorded pension income of $0.1 million and $0.2 million, respectively. Pension income in 2014 is expected to be $0.5 million compared to expense of $2.6 million in 2013. We do not expect to make any contributions during 2014.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $33.0 million at June 30, 2014. Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.7	46.3	45.9	45.0
Gross profit	53.3	53.7	54.1	55.0
Selling and administrative expense	40.0	39.3	40.8	40.0
Research and development expense	3.4	3.7	3.2	3.7
Medical device excise tax	0.7	0.7	0.8	0.7
Other expense	1.1	1.5	1.0	1.6
Income from operations	8.1	8.5	8.3	9.0
Loss on early extinguishment of debt	—	—	0.1	—
Interest expense	0.7	0.8	0.7	0.8
Income before income taxes	7.4	7.7	7.5	8.2
Provision for income taxes	2.5	2.2	2.2	3.1
Net income	4.9%	5.5%	5.3%	5.1%
Quarter ended June 30, 2014 compared to quarter ended June 30, 2013

Sales for the quarter ended June 30, 2014 were $188.2 million, a decrease of $4.8 million (-2.5%) compared to sales of $193.0 million in the same period a year ago with decreases in the visualization and general surgery product lines.  In local currency, excluding the effects of the hedging program, sales decreased 2.3%. Sales of capital equipment decreased $1.2 million (-3.1%) to $38.0 million in the quarter ended June 30, 2014 from $39.2 million in the same period a year ago; sales of single-use products decreased $3.6 million (-2.3%) to $150.2 million in the quarter ended June 30, 2014 from $153.8 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 3.1% and single-use products decreased 2.1%.

•
Orthopedic surgery sales increased $0.6 million (0.6%) in the quarter ended June 30, 2014 to $102.4 million from $101.8 million in the same period a year ago mainly due to higher sales in our soft tissue fixation products and powered surgical products, offset by the discontinuation of the Cascade PRP product line.  In local currency, excluding the effects of the hedging program, sales increased 0.8%.

•
General surgery sales decreased $2.5 million (-3.4%) in the quarter ended June 30, 2014 to $70.7 million from $73.2 million in the same period a year ago mainly due to lower sales in our advanced energy, endomechanical and patient monitoring products.  In local currency, excluding the effects of the hedging program, sales decreased 3.2%.

•
Surgical visualization sales decreased $2.9 million (-16.1%) in the quarter ended June 30, 2014 to $15.1 million from $18.0 million in the same period a year ago as we believe customers are awaiting the release of our new IM8000 2DHD camera system.  In local currency, excluding the effects of the hedging program, sales decreased 16.1%.

Cost of sales decreased to $87.1 million in the quarter ended June 30, 2014 as compared to $90.1 million in the same period a year ago.  Gross profit margins increased 0.4 percentage points to 53.7% in the quarter ended June 30, 2014 as compared to 53.3% in the same period a year ago.  The increase in gross profit margins of 0.4 percentage points is primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and administrative expense decreased to $74.0 million in the quarter ended June 30, 2014 as compared to $77.2 million in the same period a year ago. Selling and administrative expense as a percentage of net sales decreased to 39.3% in the quarter ended June 30, 2014 as compared to 40.0% in the same period a year ago. The current quarter expense is consistent with historic spending levels.

Research and development expense increased to $6.9 million in the quarter ended June 30, 2014 as compared to $6.6 million in the same period a year ago.  As a percentage of net sales, research and development expense increased to 3.7% in the quarter ended June 30, 2014 compared to 3.4% in the same period a year ago. The increase of 0.3 percentage points is mainly a result of the timing of development projects.

The medical device excise tax expense remained consistent at $1.4 million in the quarter ended June 30, 2014 as compared to the same period a year ago.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended June 30, 2014 consisted of a $0.5 million charge related to administrative consolidation expenses; $1.4 million in settlement costs, costs associated with a legal matter that we won, and consulting fees; and $0.9 million in consulting costs related to shareholder activism. Other expense in the quarter ended June 30, 2013 consisted of a $1.6 million charge related to administrative consolidation expenses and $0.5 million in legal costs associated with a patent infringement claim as further described in Note 12.

Interest expense was $1.6 million in the quarter ended June 30, 2014 compared to $1.4 million in the same period a year ago.  Interest expense increased due to the cost associated with higher weighted average borrowings in the quarter ended June 30, 2014 as compared to the same period a year ago.  The weighted average interest rates on our borrowings increased to 2.49% in the quarter ended June 30, 2014 as compared to 2.29% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 28.6% for the quarter ended June 30, 2014 compared to the 33.2% effective tax rate recorded in the same period a year ago due to favorable results and taxing authority settlements in connection with the prior year tax return finalization process. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2013, Note 6 to the Consolidated Financial Statements.

Six Months Ended June 30, 2014 compared to six months ended June 30, 2013

Sales for the six months ended June 30, 2014 were $370.1 million, a decrease of $9.9 million (-2.6%) compared to sales of $380.0 million in the same period a year ago with decreases in the visualization and general surgery product lines. In local currency, excluding the effects of the hedging program, sales decreased 2.2%. Sales of capital equipment decreased $4.9 million (-6.3%) to $73.5 million in the six months ended June 30, 2014 from $78.4 million in the same period a year ago; sales of single-use products decreased $5.0 million (-1.7%) to $296.6 million in the six months ended June 30, 2014 from $301.6 million in the same period a year ago. On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 6.0% while single-use products decreased 1.2%.

•
Orthopedic surgery sales increased $1.4 million (0.7%) in the six months ended June 30, 2014 to $208.3 million from $206.9 million in the same period a year ago due higher sales of our soft tissue fixation products and powered surgical handpiece products, offset by the discontinuation of the Cascade PRP product line. In local currency, excluding the effects of the hedging program, sales increased 1.3%.

•
General surgery sales decreased $5.8 million (-4.1%) in the six months ended June 30, 2014 to $134.2 million from $140.0 million in the same period a year ago due to lower sales in our advanced energy, endomechanical and patient monitoring products. In local currency, excluding the effects of the hedging program, sales decreased 3.9%.

•
Surgical visualization sales decreased $5.5 million (-16.6%) in the six months ended June 30, 2014 to $27.6 million from $33.1 million in the same period a year ago as we believe customers are awaiting the release of our new IM8000 2DHD camera system. In local currency, excluding the effects of the hedging program, sales decreased 16.6%.

Cost of sales decreased to $166.5 million in the six months ended June 30, 2014 as compared to $174.4 million in the same period a year ago. Gross profit margins increased 0.9 percentage points to 55.0% in the six months ended June 30, 2014 as compared to 54.1% in the same period a year ago primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operation.

Selling and administrative expense decreased to $147.8 million in the six months ended June 30, 2014 as compared to $154.9 million in the same period a year ago. Selling and administrative expense as a percentage of net sales decreased to 40.0% in the six months ended June 30, 2014 as compared to 40.8% in the same period a year ago. The current year to date expense is consistent with historic spending levels.

Research and development expense totaled $13.8 million in the six months ended June 30, 2014 as compared to $12.3 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 3.7% in the six months ended June 30, 2014 compared to 3.2% in the same period a year ago. This increase of 0.5 percentage points is mainly a result of the timing of projects.

The medical device excise tax expense decreased to $2.7 million in the six months ended June 30, 2014 as compared to $3.0 million in the same period a year ago due to lower domestic sales subject to the tax.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the six months ended June 30, 2014 consisted of a $1.2 million charge related to administrative consolidation expenses; $1.9 million in legal and related settlement costs associated with a patent infringement claim as further described in Note 12; $1.4 million in settlement costs, costs associated with a legal matter that we won, and consulting fees; and $1.5 million in consulting costs related to shareholder activism. Other expense in the six months ended June 30, 2013 consisted of a $3.2 million charge related to administrative consolidation expenses and $0.7 million in legal costs associated with a patent infringement claim as further described in Note 12.

During the six months ended June 30, 2013, we recorded a $0.3 million loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement.

Interest expense was $3.0 million at June 30, 2014 as compared to $2.7 million in the same period a year ago. Interest expense increased due to the cost associated with higher weighted average borrowings in the six months ended June 30, 2014 as compared to the same period a year ago. The weighted average interest rates on our borrowings increased to 2.43% in the six months ended June 30, 2014 as compared to 2.36% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 37.5% for the six months ended June 30, 2014 compared to the 29.8% effective tax rate recorded in the same period a year ago due to tax legislation changes.  In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we have written off these New York State tax assets as a non-cash charge to income tax expense. The effective tax rate is also higher for the six months ended June 30, 2014 compared to the same period a year ago due to legislation enacted in the six months ended June 30, 2013 that retroactively reinstated the 2012 federal research and development credit ($0.8 million). A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2013, Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $280.7 million at June 30, 2014.  Net cash provided by operating activities was $23.2 million and $24.9 million in the six months ended June 30, 2013 and 2014, respectively, generated on net income of $20.0 million and $18.9 million for the six months ended June 30, 2013 and 2014, respectively.

Operating cash flow in 2014 was unfavorably impacted by higher inventory levels related partially to anticipated new products to be launched in the second half of 2014. Offsetting the cash usage for inventory in 2014 was lower pension funding due to a large contribution in 2013 that was not required in 2014.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2014 consisted of capital expenditures. Capital expenditures were $8.2 million and $8.6 million for the six months ended June 30, 2013 and 2014, respectively, and are expected to approximate $20.0 million in 2014.

Financing cash flows

Financing activities in the first six months of 2014 resulted in a use of cash of $11.3 million compared to proceeds of cash of $0.8 million in the same period a year ago. We had proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan of $1.0 million in 2014 compared to $10.4 million in 2013. Dividend payments related to our common stock were $11.0 million in 2014 compared to $8.4 million in 2013. Cash from borrowings on our revolving credit facility under our amended and restated senior credit agreement were $31.0 million in 2014 compared to $73.0 million in 2013. These amounts were offset by lower repurchases of common stock totaling $16.9 million in 2014 compared to $44.7 million in 2013; and we made a $16.7 million payment in 2014 compared to a $34.0 million payment in 2013 associated with the distribution and development agreement with MTF.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Interest rates are at LIBOR plus 1.50% (1.79% at June 30, 2014) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%.

There were $239.0 million in borrowings outstanding on the $350.0 million revolving credit facility of the amended and restated senior credit agreement as of June 30, 2014. Our available borrowings on the revolving credit facility of the amended and restated senior credit agreement at June 30, 2014 were $105.5 million with approximately $5.5 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2014. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $7.0 million at June 30, 2014. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors authorized a $200.0 million share repurchase program. Through June 30, 2014, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this program and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We repurchased $16.9 million under the share repurchase program during the first six months of 2014. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our amended and restated senior credit agreement.

During 2012, the Board of Directors adopted a cash dividend policy. The $0.20 per share dividend for the second quarter of 2014 was paid on July 7, 2014 to shareholders of record as of June 16, 2014. The total dividend payable at June 30, 2014 was $5.5 million and is included in other current liabilities in the consolidated condensed balance sheet.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2013 and 2014, we continued our operational restructuring plan which includes the transfer of additional production lines from manufacturing facilities located in the United States to our manufacturing facility in Chihuahua, Mexico; the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 18 months. We incurred $1.6 million and $3.2 million in costs associated with the operational restructuring during the three and six months ended June 30, 2013, respectively and incurred $1.4 million and $2.3 million in costs associated with restructuring during the three and six months ended June 30, 2014, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the transfer of production to Mexico and consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

During 2013 and 2014, we restructured certain administrative functions throughout the Company. For the three and six months ended June 30, 2013 we incurred $1.6 million and $3.2 million, respectively, in related costs and for the three and six months ended June 30, 2014 we incurred $0.5 million and $1.2 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

We have recorded an accrual in current liabilities of $2.3 million at June 30, 2014 mainly related to severance and lease impairment costs associated with the restructuring.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs. We estimate restructuring costs will approximate $3.5 million to $4.5 million for the remainder of 2014 on consolidation projects which will be recorded to cost of goods sold and other expense. We also expect to incur $9.5 million to $11.0 million in executive transition charges which will be recorded to other expense as further described in Note 16.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2014.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2013 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer (“the Certifying Officers”) as of June 30, 2014. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and

15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a), of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Curt R. Hartman and Robert D. Shallish, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2014, (ii) the Consolidated Condensed Balance Sheets at December 31, 2013 and June 30, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2014.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	July 25, 2014

/s/ Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Executive Vice President, Finance and
Chief Financial Officer

Exhibit Index

Sequential Page
Exhibit		Number

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1
Certification of Curt R. Hartman and Robert D. Shallish, Jr. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
E-3

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2014, (ii) the Consolidated Condensed Balance Sheets at December 31, 2013 and June 30, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended June 30, 2014. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.