Form 10-Q
period 2014-09-30
CONMED CORP
filed 2014-10-24
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2014	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 21, 2014 is 27,526,610 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Net sales	$179,255	$174,961	$559,262	$545,052

Cost of sales	83,831	78,547	258,240	245,028

Gross profit	95,424	96,414	301,022	300,024

Selling and administrative expense	73,476	71,237	228,375	219,081

Research and development expense	7,108	6,910	19,393	20,674

Medical device excise tax	1,427	1,334	4,413	4,052

Other expense	4,608	14,484	8,514	20,520

	86,619	93,965	260,695	264,327

Income from operations	8,805	2,449	40,327	35,697

Loss on early extinguishment of debt	—	—	263	—

Interest expense	1,382	1,540	4,131	4,572

Income before income taxes	7,423	909	35,933	31,125

Provision (benefit) for income taxes	1,736	(1,063)	10,221	10,272

Net income	$5,687	$1,972	$25,712	$20,853

Comprehensive income	$7,583	$(4,173)	$26,337	$17,001

Per share data:

Net income
Basic	$0.21	$0.07	$0.93	$0.76
Diluted	0.20	0.07	0.91	0.75

Dividends per share of common stock	$0.15	$0.20	$0.45	$0.60

Weighted average common shares
Basic	27,518	27,454	27,744	27,354
Diluted	27,834	27,688	28,111	27,777

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	December 31, 2013	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,443	$64,614
Accounts receivable, net	140,426	123,327
Inventories	143,211	162,099
Income taxes receivable	3,805	4,826
Deferred income taxes	13,202	10,831
Prepaid expenses and other current assets	17,045	19,677
Total current assets	372,132	385,374
Property, plant and equipment, net	138,985	135,825
Deferred income taxes	1,183	1,069
Goodwill	248,428	256,217
Other intangible assets, net	319,440	319,176
Other assets	10,340	11,854
Total assets	$1,090,508	$1,109,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,140	$1,187
Accounts payable	27,448	31,058
Accrued compensation and benefits	33,426	30,679
Income taxes payable	2,116	2,976
Other current liabilities	47,135	55,855
Total current liabilities	111,265	121,755

Long-term debt	214,435	246,830
Deferred income taxes	113,199	115,520
Other long-term liabilities	45,290	32,692
Total liabilities	484,189	516,797

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2013 and 2014, respectively	313	313
Paid-in capital	326,436	319,588
Retained earnings	395,889	400,316
Accumulated other comprehensive loss	(17,572)	(21,424)
Less: 3,718,332 and 3,779,567 shares of common stock
in treasury, at cost in 2013 and 2014, respectively	(98,747)	(106,075)
Total shareholders’ equity	606,319	592,718
Total liabilities and shareholders’ equity	$1,090,508	$1,109,515

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2014
Cash flows from operating activities:
Net income	$25,712	$20,853
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	13,701	14,702
Amortization	21,840	19,318
Stock-based compensation	4,102	7,691
Deferred income taxes	6,802	(1,121)
Loss on early extinguishment of debt	263	—
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	8,811	13,699
Inventories	(5,581)	(30,023)
Accounts payable	2,019	1,812
Income taxes receivable (payable)	(3,262)	891
Accrued compensation and benefits	(7,352)	(2,507)
Other assets	(2,636)	375
Other liabilities	(10,781)	(6,161)
	27,926	18,676
Net cash provided by operating activities	53,638	39,529

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,552)	(12,250)
Payments related to a business acquisition	—	(1,245)
Net cash used in investing activities	(13,552)	(13,495)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	13,027	1,716
Repurchase of common stock	(44,729)	(16,862)
Proceeds from senior credit agreement	64,000	33,000
Payments related to distribution agreement	(34,000)	(16,667)
Payments on mortgage note	(515)	(558)
Payments on senior subordinated notes	(227)	—
Payments related to issuance of debt	(1,725)	—
Dividends paid on common stock	(12,568)	(16,455)
Other, net	2,975	3,220
Net cash provided by (used in) financing activities	(13,762)	(12,606)

Effect of exchange rate changes on cash and cash equivalents	(213)	(3,257)

Net increase in cash and cash equivalents	26,111	10,171

Cash and cash equivalents at beginning of period	23,720	54,443

Cash and cash equivalents at end of period	$49,831	$64,614

Non-cash financing activities:
Dividends payable	$4,128	$5,504

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net income	$5,687	$1,972	$25,712	$20,853

Other comprehensive income:
Pension liability, net of income tax (income tax expense of $270 and $138 for the three months ended September 30, 2013 and 2014, respectively, and $812 and $454 for the nine months ended September 30, 2013 and 2014, respectively)	461	237	1,383	776
Cash flow hedging gain (loss),net of income tax (income tax (benefit) expense of ($1,412) and $2,090 for the three months ended September 30, 2013 and 2014, respectively, and $56 and $2,205 for the nine months ended September 30, 2013 and 2014 , respectively)	(2,410)	3,566	96	3,763
Foreign currency translation adjustment	3,845	(9,948)	(854)	(8,391)

Comprehensive income	$7,583	$(4,173)	$26,337	$17,001

Accumulated other comprehensive income (loss) consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income before reclassifications	461	—	(854)	(393)

Amounts reclassified from other accumulated comprehensive income before tax[a]	(579)	2,195	—	1,616
Income tax	214	(812)	—	(598)

Net current-period other comprehensive income	96	1,383	(854)	625

Balance, September 30, 2013	$(1,034)	$(28,992)	$3,070	$(26,956)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income before reclassifications	3,477	—	(8,391)	(4,914)

Amounts reclassified from other accumulated comprehensive income before tax[a]	454	1,230	—	1,684
Income tax	(168)	(454)	—	(622)

Net current-period other comprehensive income	3,763	776	(8,391)	(3,852)

Balance, September 30, 2014	$2,378	$(18,142)	$(5,660)	$(21,424)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension expense (income), respectively. The amounts recorded in the charts above are for the nine months ended September 30, 2013 and 2014. For the three months ended September 30, 2013, $0.1 million of the cash flow hedging gain and $0.5 million of the pension liability were reclassified from accumulated other comprehensive income to the statement of income. For the three months ended September 30, 2014, $0.1 million of the cash flow hedging gain and $0.2 million of the pension liability were reclassified from accumulated other comprehensive income to the statement of income. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2014 which have been accounted for as cash flow hedges totaled $136.0 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2014, respectively, and $0.6 million and $(0.5) million for the nine months ended September 30, 2013 and 2014, respectively. Net unrealized gains on forward contracts outstanding, net of tax, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $2.4 million at September 30, 2014. It is expected these unrealized gains will be recognized in the consolidated condensed statements of comprehensive income in 2014 and 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2014 which have not been designated as hedges totaled $31.7 million. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(1.1) million and $0.3 million for the three months ended September 30, 2013 and 2014, respectively, offsetting gains (losses) on our intercompany receivables of $0.9 million and $(0.5) million for the three months ended September 30, 2013 and 2014, respectively. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(0.3) million and $(0.3) million for the nine months ended September 30, 2013 and 2014, respectively, offsetting gains (losses) on our intercompany receivables of $(0.7) million and $(0.3) million for the nine months ended September 30, 2013 and 2014, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2013 and September 30, 2014:

December 31, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$(975)	Other current liabilities	$3,172	$2,197

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	(52)	Other current liabilities	78	26

Total derivatives		$(1,027)		$3,250	$2,223

September 30, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$4,239	Prepaid expenses and other current assets	$(467)	$3,772

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	2	Prepaid expenses and other current assets	(61)	(59)

Total derivatives		$4,241		$(528)	$3,713

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at December 31, 2013 and September 30, 2014 we have recorded the net fair value of $(2.2) million and $3.7 million, respectively, in other current liabilities and prepaid expenses and other current assets, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2014 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition as further described in Note 16. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The business acquisition involves the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and revenue based payments as further described in Note 16. Contingent consideration is recorded at the estimated fair value of the contingent milestone and revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated statements of comprehensive income. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	December 31, 2013	September 30, 2014

Raw materials	$39,029	$48,889
Work-in-process	14,736	14,533
Finished goods	89,446	98,677
Total	$143,211	$162,099

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights (“SARs”) during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net income	$5,687	$1,972	$25,712	$20,853

Basic – weighted average shares outstanding	27,518	27,454	27,744	27,354

Effect of dilutive potential securities	316	234	367	423

Diluted – weighted average shares outstanding	27,834	27,688	28,111	27,777

Net income
Basic (per share)	$0.21	$0.07	$0.93	$0.76
Diluted (per share)	0.20	0.07	0.91	0.75

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period. Shares excluded from the calculation of diluted EPS aggregated 0.0 million and 0.1 million for the three months ended September 30, 2013 and 2014, respectively. Shares excluded from the calculation of diluted EPS aggregated 0.0 million and 0.0 million for the nine months ended September 30, 2013 and 2014, respectively.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

Balance as of December 31, 2013	$248,428

Goodwill resulting from a business acquisition	7,773

Foreign currency translation	16

Balance as of September 30, 2014	$256,217

      Other intangible assets consist of the following:

	December 31, 2013		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$135,690	$(54,982)	$135,690	$(58,523)

Promotional, marketing & distribution rights	149,376	(12,000)	149,376	(16,500)

Patents and other intangible assets	53,903	(39,091)	63,395	(40,806)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$425,513	$(106,073)	$435,005	$(115,829)

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

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 3, 2013 and January 3, 2014, we paid $34.0 million and $16.7 million, respectively, of the additional consideration; $16.7 million of the additional consideration is due within the next fiscal year with the remainder due in 2016. The $33.3 million related to the remaining contingent obligation as of September 30, 2014 is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

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

Amortization expense related to intangible assets which are subject to amortization totaled $3,353 and $9,080 in the three and nine months ended September 30, 2013, respectively, and $3,266 and $9,756 in the three and nine months ended September 30, 2014, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) on the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years. Customer relationships are being amortized over a weighted average life of 33 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 11 years.

The estimated intangible asset amortization expense for the year ending December 31, 2014, including the nine month period ended September 30, 2014 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2014	$7,043	$6,000	$13,043
2015	6,539	6,000	12,539
2016	7,385	6,000	13,385
2017	7,371	6,000	13,371
2018	7,316	6,000	13,316
2019	7,316	6,000	13,316

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2013	2014

Balance as of January 1,	$3,636	$2,422

Provision for warranties	2,310	2,622

Claims made	(2,927)	(2,703)

Balance as of September 30,	$3,019	$2,341

Note 9 – Pension Plan

Net periodic pension (income) costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Service cost	$69	$68	$208	$203

Interest cost on projected benefit obligation	785	866	2,356	2,599

Expected return on plan assets	(1,302)	(1,496)	(3,907)	(4,489)

Net amortization and deferral	732	410	2,195	1,230

Net periodic pension (income) cost	$284	$(152)	$852	$(457)

We do not expect to make any pension contributions during 2014.

Note 10 – Other Expense

Other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Administrative consolidation costs	$3,133	$648	$6,303	$1,855
Costs associated with patent dispute, and other matters	1,475	39	2,211	3,233
Costs associated with shareholder activism	—	2,441	—	3,966
Costs associated with management restructuring	—	11,022	—	11,022
Costs associated with a business acquisition	—	334	—	444
Other expense	$4,608	$14,484	$8,514	$20,520

During 2013 and 2014, we restructured certain administrative functions. For the three and nine months ended September 30, 2013, we incurred $3.1 million and $6.3 million, respectively, in related costs and for the three and nine months ended September 30, 2014 we incurred $0.6 million and $1.9 million, respectively, in related costs consisting principally of severance charges.

During the three and nine months ended September 30, 2013, we incurred $1.5 million and $2.2 million, respectively, in legal costs associated with a patent infringement claim and for the three and nine months ended September 30, 2014, we incurred $0.0 million and $1.9 million, respectively, including $0.9 million in settlement costs during the first quarter of 2014 as further described in Note 12. In addition, the three and nine months ended September 30, 2014 also included $0.0 million and $1.3 million, respectively, in settlement costs and costs associated with a legal matter in which we prevailed at trial.

During the three and nine months ended September 30, 2014, we incurred $2.4 million and $4.0 million, respectively, in consulting and legal costs associated with shareholder activism.

During the three and nine months ended September 30, 2014, we incurred $11.0 million in costs associated with restructuring of executive management. These costs include severance payments, accelerated vesting of stock-based compensation awards, accrual of the present value of deferred compensation and other benefits to our then Chief Executive Officer as defined in his termination agreement; accelerated vesting of stock-based compensation awards to certain members of executive management and other benefits earned as further described in our Form 8-K filing on July 23, 2014.

During the third quarter of 2014, we purchased EndoDynamix, Inc. as further described in Note 16. During the three and nine months ended September 30, 2014, we incurred $0.3 million and $0.4 million, respectively, in costs associated with this purchase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Orthopedic surgery	$95,559	$92,750	$302,427	$301,059
General surgery	69,886	69,735	209,918	203,941
Surgical visualization	13,810	12,476	46,917	40,052
Consolidated net sales	$179,255	$174,961	$559,262	$545,052

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

During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. The Company subsequently submitted responses to the observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions and believe our responses were complete. These remediation costs were not material, however there can be no assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

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

Note 14 – Restructuring

We incurred the following restructuring costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Facility consolidation costs	$1,124	$1,448	$4,352	$3,754
Termination of a product offering	2,137	—	2,137	—
Restructuring costs included in cost of sales	$3,261	$1,448	$6,489	$3,754

Administrative consolidation costs	$3,133	$648	$6,303	$1,855
Costs associated with management restructuring	—	11,022	—	11,022
Restructuring costs included in other expense	$3,133	$11,670	$6,303	$12,877

During 2013 and 2014, we continued our operational restructuring plan which includes the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 15 months. We incurred $1.1 million and $4.4 million in costs associated with the operational restructuring during the three and nine months ended September 30, 2013, respectively. We incurred $1.4 million and $3.8 million in costs associated with the operational restructuring during the three and nine months ended September 30, 2014, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold during the three and nine months ended September 30, 2013.

Restructuring costs included in other expense are described more fully in Note 10.

We have recorded an accrual in current and other long term liabilities of $5.1 million at September 30, 2014 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2014	$3,128

Expenses incurred	3,960

Payments made	(2,025)

Balance at September 30, 2014	$5,063

Note 15 - Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 33.0% for the nine months ended September 30, 2014 compared to the 28.4% effective tax rate recorded in the same period a year ago due to tax legislation changes.  In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we have written off these New York State tax assets as a non-cash charge to income tax expense. The effective tax rate is also higher for the nine months ended September 30, 2014 compared to the same period a year ago due to legislation enacted in the nine months ended September 30, 2013 that retroactively reinstated the 2012 federal research and development credit $(0.8) million.

Note 16 - Business Acquisition

On July 30, 2014, the Company purchased the stock of EndoDynamix, Inc., a developer of minimally invasive surgical instruments, for a cash purchase price of $1.3 million and accrued $13.9 million in contingent consideration. The fair value of this acquisition included assets of $9.5 million related to in-process research and development to be amortized over a ten year period and $7.8 million in goodwill, and liabilities of $13.9 million related to contingent consideration and $1.8 million in deferred income tax liabilities. Goodwill represents future cash flows expected from new products currently under development. The in-process research and development and goodwill associated with the acquisition are not deductible for income tax purposes. The allocation of purchase price is preliminary and therefore subject to adjustment in future periods.

As noted above, we recorded $13.9 million in contingent consideration based upon certain milestones being achieved totaling $10.3 million and future royalties to be incurred of $3.6 million. Contingent consideration was valued using a discounted cash flow method. We paid $3.7 million of the milestone payment on October 17, 2014 and we expect the remaining milestones to be achieved and paid by the end of 2015. The future royalties were discounted between 2% and 26% using an assumed probability of 75% to 100%. We expect the royalty payments to be made between 2015 and 2020.

Certain pro-forma and other disclosures are not included because the effects are not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Orthopedic surgery	53.3%	53.0%	54.1%	55.2%
General surgery	39.0%	39.9%	37.5%	37.4%
Surgical visualization	7.7%	7.1%	8.4%	7.4%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with the majority of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales represent a significant portion of our business. During the three and nine months ended September 30, 2014 international sales approximated 50.3% and 51.9%, respectively, of total net sales.

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

Business Challenges

Significant volatility in the financial markets and foreign currency exchange rates as well as depressed economic conditions in both domestic and international markets, have presented significant challenges to our business. We will continue to monitor and manage the impact of the overall economic environment on the Company.

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

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. We are committed to the principles and strategies of systems-based quality management for improved CGMP compliance, operational performance and efficiencies through our Company-wide quality systems initiatives. However, there can be no assurance that our actions will ensure that we will not receive a warning letter or be the subject of other regulatory action, which may include consent decrees or fines, that we will not conduct product recalls or that we will not experience temporary or extended periods during which we may not be able to sell products in foreign countries. During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. The Company subsequently submitted responses to the observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions and believe our responses were complete. These remediation costs were not material, however there can be no assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions which may include consent decrees or fines.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2013 describes significant accounting policies used in preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2014.

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

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $1.4 million at September 30, 2014 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Customer relationships, trademarks, tradenames, patents, and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”). We have accumulated goodwill of $256.2 million and other intangible assets of $319.2 million as of September 30, 2014.

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

For all other indefinite lived intangible assets, we perform an annual qualitative impairment test in accordance with ASC 350. Based upon this assessment as of October 1, 2013, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

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

For the three and nine months ending September 30, 2014 we recorded pension income of $0.2 million and $0.5 million, respectively. Pension income in 2014 is expected to be $0.6 million compared to expense of $2.6 million in 2013. We do not expect to make any contributions during 2014.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $33.0 million at September 30, 2014. Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.8	44.9	46.2	45.0
Gross profit	53.2	55.1	53.8	55.0
Selling and administrative expense	41.0	40.7	40.8	40.2
Research and development expense	4.0	3.9	3.5	3.8
Medical device excise tax	0.8	0.8	0.8	0.7
Other expense	2.6	8.3	1.5	3.8
Income from operations	4.8	1.4	7.2	6.5
Loss on early extinguishment of debt	—	—	0.1	—
Interest expense	0.8	0.9	0.7	0.8
Income before income taxes	4.0	0.5	6.4	5.7
Provision for income taxes	1.0	(0.6)	1.8	1.9
Net income	3.0%	1.1%	4.6%	3.8%
Quarter ended September 30, 2014 compared to quarter ended September 30, 2013

Sales for the quarter ended September 30, 2014 were $175.0 million, a decrease of $4.3 million (-2.4%) compared to sales of $179.3 million in the same period a year ago with decreases across all product lines.  In local currency, excluding the effects of the hedging program, sales decreased 2.6%. Sales of capital equipment decreased $0.8 million (-2.4%) to $32.6 million in the quarter ended September 30, 2014 from $33.4 million in the same period a year ago; sales of single-use products decreased $3.5 million (-2.4%) to $142.4 million in the quarter ended September 30, 2014 from $145.9 million in the same period a year ago.  On a local currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 2.7% and single-use products decreased 2.5%.

•
Orthopedic surgery sales decreased $2.8 million (-2.9%) in the quarter ended September 30, 2014 to $92.8 million from $95.6 million in the same period a year ago mainly due to lower sales in our procedure specific, fluid and resection product offerings and the discontinuation of the Cascade PRP product line offset by increased sales of large bone handpieces.  In local currency, excluding the effects of the hedging program, sales decreased 3.2%.

•
General surgery sales remained relatively flat with a $0.2 million (-0.3%) decrease in the quarter ended September 30, 2014 to $69.7 million from $69.9 million in the same period a year ago.  In local currency, excluding the effects of the hedging program, sales decreased 0.3%.

•
Surgical visualization sales decreased $1.3 million (-9.4%) in the quarter ended September 30, 2014 to $12.5 million from $13.8 million in the same period a year ago as we believe customers are awaiting the release of our new IM8000 2DHD camera system.  In local currency, excluding the effects of the hedging program, sales decreased 9.4%.

Cost of sales decreased to $78.5 million in the quarter ended September 30, 2014 as compared to $83.8 million in the same period a year ago.  Gross profit margins increased 1.9 percentage points to 55.1% in the quarter ended September 30, 2014 as compared to 53.2% in the same period a year ago.  The increase in gross profit margins of 1.9 percentage points is primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and administrative expense decreased to $71.2 million in the quarter ended September 30, 2014 as compared to $73.5 million in the same period a year ago. Selling and administrative expense as a percentage of net sales decreased to 40.7% in the quarter ended September 30, 2014 as compared to 41.0% in the same period a year ago. The current quarter expense is consistent with historic spending levels.

Research and development expense remained relatively flat at $6.9 million in the quarter ended September 30, 2014 as compared to $7.1 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.9% in the quarter ended September 30, 2014 compared to 4.0% in the same period a year ago. The decrease of 0.1 percentage points is mainly a result of the timing of development projects.

The medical device excise tax expense decreased to $1.3 million in the quarter ended September 30, 2014 as compared to $1.4 million in the same period a year ago due to lower domestic sales subject to the tax.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the quarter ended September 30, 2014 consisted of an $11.0 million charge related to executive management restructuring; $0.6 million charge related to administrative consolidation expenses; $2.4 million in consulting costs related to shareholder activism; and $0.3 million in costs associated with the purchase of EndoDynamix, Inc.. Other expense in the quarter ended September 30, 2013 consisted of a $3.1 million charge related to administrative consolidation expenses and $1.5 million in legal costs associated with a patent infringement claim as further described in Note 12.

Interest expense was $1.5 million in the quarter ended September 30, 2014 compared to $1.4 million in the same period a year ago.  Interest expense increased due to the cost associated with higher weighted average borrowings in the quarter ended September 30, 2014 as compared to the same period a year ago.  The weighted average interest rates on our borrowings increased to 2.38% in the quarter ended September 30, 2014 as compared to 2.30% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of -116.9% for the quarter ended September 30, 2014 compared to the 23.4% effective tax rate recorded in the same period a year ago due to favorable results and taxing authority settlements in connection with the prior year tax return finalization process. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2013, Note 6 to the Consolidated Financial Statements.

Nine Months Ended September 30, 2014 compared to nine months ended September 30, 2013

Sales for the nine months ended September 30, 2014 were $545.1 million, a decrease of $14.2 million (-2.5%) compared to sales of $559.3 million in the same period a year ago with decreases across all product lines. In local currency, excluding the effects of the hedging program, sales decreased 2.3%. Sales of capital equipment decreased $5.7 million (-5.1%) to $106.1 million in the nine months ended September 30, 2014 from $111.8 million in the same period a year ago; sales of single-use products decreased $8.5 million (-1.9%) to $439.0 million in the nine months ended September 30, 2014 from $447.5 million in the same period a year ago. On a local currency basis, excluding the effects of the hedging program, sales of capital equipment decreased 5.0% while single-use products decreased 1.6%.

•
Orthopedic surgery sales decreased $1.3 million (-0.4%) in the nine months ended September 30, 2014 to $301.1 million from $302.4 million in the same period a year ago mainly due to decreases in our sports tissue biologics offering driven by lower tissue service fee revenue and the discontinuation of the Cascade PRP product line as well as lower sales in our resection, instrument systems and orthopedic trauma product offerings. This decrease was offset by increased sales of our large and small bone handpieces. In local currency, excluding the effects of the hedging program, sales decreased 0.1%.

•
General surgery sales decreased $6.1 million (-2.9%) in the nine months ended September 30, 2014 to $203.9 million from $210.0 million in the same period a year ago due to lower sales in our advanced energy, endomechanical and patient monitoring products. In local currency, excluding the effects of the hedging program, sales decreased 2.6%.

•
Surgical visualization sales decreased $6.8 million (-14.5%) in the nine months ended September 30, 2014 to $40.1 million from $46.9 million in the same period a year ago as we believe customers are awaiting the release of our new IM8000 2DHD camera system. In local currency, excluding the effects of the hedging program, sales decreased 14.7%.

Cost of sales decreased to $245.0 million in the nine months ended September 30, 2014 as compared to $258.2 million in the same period a year ago. Gross profit margins increased 1.2 percentage points to 55.0% in the nine months ended September 30,

2014 as compared to 53.8% in the same period a year ago primarily a result of the lower costs resulting from the restructuring initiatives we have completed throughout our operation.

Selling and administrative expense decreased to $219.1 million in the nine months ended September 30, 2014 as compared to $228.4 million in the same period a year ago. Selling and administrative expense as a percentage of net sales decreased to 40.2% in the nine months ended September 30, 2014 as compared to 40.8% in the same period a year ago. The current year to date expense is consistent with historic spending levels.

Research and development expense totaled $20.7 million in the nine months ended September 30, 2014 as compared to $19.4 million in the same period a year ago. As a percentage of net sales, research and development expense increased to 3.8% in the nine months ended September 30, 2014 compared to 3.5% in the same period a year ago. This increase of 0.3 percentage points is mainly a result of the timing of projects.

The medical device excise tax expense decreased to $4.1 million in the nine months ended September 30, 2014 as compared to $4.4 million in the same period a year ago due to lower domestic sales subject to the tax.

As discussed in Note 10 to the Consolidated Condensed Financial Statements, other expense in the nine months ended September 30, 2014 consisted of an $11.0 million charge related to executive management restructuring; a $1.9 million charge related to administrative consolidation expenses; $1.9 million in legal and related settlement costs associated with a patent infringement claim as further described in Note 12; $1.3 million in settlement costs and costs associated with a legal matter in which we prevailed at trial; $4.0 million in consulting costs related to shareholder activism; and $0.4 million in costs associated with the purchase of EndoDynamix, Inc.. Other expense in the nine months ended September 30, 2013 consisted of a $6.3 million charge related to administrative consolidation expenses and $2.2 million in legal costs associated with a patent infringement claim as further described in Note 12.

During the nine months ended September 30, 2013, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the previously existing senior credit agreement.

Interest expense was $4.6 million at September 30, 2014 as compared to $4.1 million in the same period a year ago. Interest expense increased due to the cost associated with higher weighted average borrowings in the nine months ended September 30, 2014 as compared to the same period a year ago. The weighted average interest rates on our borrowings increased to 2.41% in the nine months ended September 30, 2014 as compared to 2.33% in the same period a year ago.

A provision for income taxes has been recorded at an effective tax rate of 33.0% for the nine months ended September 30, 2014 compared to the 28.4% effective tax rate recorded in the same period a year ago due to tax legislation changes.  In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we have written off these New York State tax assets as a non-cash charge to income tax expense. The effective tax rate is also higher for the nine months ended September 30, 2014 compared to the same period a year ago due to legislation enacted in the nine months ended September 30, 2013 that retroactively reinstated the 2012 federal research and development credit ($0.8 million). A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2013, Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $263.6 million at September 30, 2014.  Net cash provided by operating activities was $53.6 million and $39.5 million in the nine months ended September 30, 2013 and 2014, respectively, generated on net income of $25.7 million and $20.9 million for the nine months ended September 30, 2013 and 2014, respectively.

Operating cash flow in 2014 was unfavorably impacted by higher inventory levels mainly related to anticipated new products to be launched in the fourth quarter of 2014 and lower than forecasted sales. Offsetting the cash usage for inventory in 2014 was lower pension funding due to a large contribution in 2013 that was not required in 2014.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2014 consisted of capital expenditures and cash paid for the purchase of a business. Capital expenditures were $13.6 million and $12.3 million for the nine months ended September 30, 2013 and 2014, respectively, and are expected to approximate $16.0 million in 2014. The purchase of a business resulted in a $1.2 million use of cash.

Financing cash flows

Financing activities in the first nine months of 2014 resulted in a use of cash of $12.6 million compared to $13.8 million in the same period a year ago. We had proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan of $1.7 million in 2014 compared to $13.0 million in 2013. Dividend payments related to our common stock were $16.5 million in 2014 compared to $12.6 million in 2013. Cash from borrowings on our revolving credit facility under our amended and restated senior credit agreement were $33.0 million in 2014 compared to $64.0 million in 2013. These amounts were offset by lower repurchases of common stock totaling $16.9 million in 2014 compared to $44.7 million in 2013; and we made a $16.7 million payment in 2014 compared to a $34.0 million payment in 2013 associated with the distribution and development agreement with MTF.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Interest rates are at LIBOR plus 1.50% (1.79% at September 30, 2014) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%.

There were $241.0 million in borrowings outstanding on the $350.0 million revolving credit facility of the amended and restated senior credit agreement as of September 30, 2014. Our available borrowings on the revolving credit facility of the amended and restated senior credit agreement at September 30, 2014 were $103.6 million with approximately $5.4 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios, and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2014. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $7.0 million at September 30, 2014. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors authorized a $200.0 million share repurchase program. Through September 30, 2014, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this program and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We repurchased $16.9 million under the share repurchase program during the first nine months of 2014. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our amended and restated senior credit agreement.

During 2012, the Board of Directors adopted a cash dividend policy. The $0.20 per share dividend for the third quarter of 2014 was paid on July 7, 2014 to shareholders of record as of June 16, 2014. The total dividend payable at September 30, 2014 was $5.5 million and is included in other current liabilities in the consolidated condensed balance sheet.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2013 and 2014, we continued our operational restructuring plan which includes the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 15 months. We incurred $1.1 million and $4.4 million in costs associated with the operational restructuring during the three and nine months ended September 30, 2013, respectively and incurred $1.4 million and $3.8 million in costs associated with restructuring during the three and nine months ended September 30, 2014, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold during the three and nine months ended September 30, 2013.

During 2013 and 2014, we restructured certain administrative functions throughout the Company. For the three and nine months ended September 30, 2013 we incurred $3.1 million and $6.3 million, respectively, in related costs and for the three and nine months ended September 30, 2014 we incurred $0.6 million and $1.9 million, respectively, in related costs consisting principally of severance charges. These costs were charged to other expense.

During the three and nine months ended September 30, 2014, we incurred $11.0 million in costs associated with restructuring of executive management. These costs include severance payments, accelerated vesting of stock-based compensation awards, accrual of the present value of deferred compensation and other benefits to our then Chief Executive Officer as defined in his termination agreement; accelerated vesting of stock-based compensation awards to certain members of executive management and other benefits earned as further described in our Form 8-K filing on July 23, 2014.

We have recorded an accrual in current liabilities of $5.1 million at September 30, 2014 mainly related to severance and lease impairment costs associated with the restructuring.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs. We estimate restructuring costs will approximate $4.0 million to $5.0 million for the remainder of 2014 which will be recorded to cost of goods sold and other expense.

We expect approximately $3.0 million in net annual savings in 2014 in cost of sales from our operational restructuring plan for Finland and Westborough, Massachusetts principally as a result of lower employee costs which is expected to result in higher earnings and cash flows. We also expect approximately $1.5 million in net annual savings in research and development and a further $1.5 million in net annual savings in selling and administrative expenses in 2014 related to the restructurings generally as a result of lower employee costs.
We expect $3.5 million to $4.5 million in net annual savings in cost of goods sold from the Centennial consolidation principally as a result of lower employee costs which is expected to result in higher earnings and cash flows in future periods when completed. These savings will not be evident for 15 months and we will incur significant costs during the restructuring as a result of severance and other costs associated with the restructuring. We do not anticipate any reductions in revenues associated with the Centennial consolidation.

See Note 14 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2014.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2013 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2014. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2014, (ii) the Consolidated Condensed Balance Sheets at December 31, 2013 and September 30, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2014.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONMED CORPORATION
(Registrant)

Date:	October 24, 2014

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2014, (ii) the Consolidated Condensed Balance Sheets at December 31, 2013 and September 30, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended September 30, 2014. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.