Form 10-K
period 2014-12-31
CONMED CORP
filed 2015-02-23
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1,207,096,541 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 16, 2015 was 27,568,736.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement and any other informational filings for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2014

CONMED CORPORATION

Item 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2014 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate”, “project”, “believe”, “anticipate”, “intend”, “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	changes in foreign exchange and interest rates;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;

•	the risk of a lack of allograft tissues due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues;

•	compliance with and changes in regulatory requirements; and

•	various other factors referenced in this Form 10-K.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 by Eugene R. Corasanti, the Company’s founder.  CONMED is a medical technology company with an emphasis on surgical devices and equipment for minimally invasive procedures and monitoring.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,500 employees distribute its products worldwide from several manufacturing locations.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge through the Investor Relations section of our website (http://www.conmed.com) as soon as practicable after such materials have been electronically filed with, or furnished to, the United States Securities and Exchange Commission (the "SEC"). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http:/www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business Strategy

Our principal objectives are to improve the quality of surgical outcomes and patient care through the development of innovative medical devices, the refinement of existing products and the development of new technologies which reduce risk, trauma, cost and procedure time.  We believe that by meeting these objectives we will enhance our ability to anticipate and adapt to customer needs and market opportunities, and provide shareholders with superior investment returns.  We intend to achieve future growth and earnings through the following initiatives:

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2014	2013	2012
Orthopedic surgery	54%	54%	54%
General surgery	38	37	37
Surgical visualization	8	9	9
Consolidated net sales	100%	100%	100%
Net Sales (in thousands)	$740,055	$762,704	$767,140

Orthopedic Surgery

A significant portion of our business is derived from sales in our orthopedic surgery product lines, including sports medicine, powered surgical instruments, and sports biologics and tissue. These lines are marketed under a number of brands, including Hall®, CONMED Linvatec®, Concept® and Shutt®.

We offer a comprehensive range of devices and products to repair injuries which have occurred in the articulating joint areas of the body.  Many of these injuries are the result of sports related events or similar traumas.  Our sports medicine products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants as well as related disposable products and fluid management systems.  It is our standard practice to place some of these products, such as shaver consoles and pumps, with certain customers at no charge in exchange for commitments to purchase disposable products over certain time periods.  This capital equipment is loaned and subject to return if certain minimum single-use purchases are not met. Single-use products include products such as shaver blades, burs and pump tubing.  We have benefited from the introduction of new arthroscopic products and technologies, such as bioabsorbable screws, “push-in” and “screw-in” suture anchors and resection shavers.

In sports medicine we compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc. and Biomet, Inc.

Our powered instruments offering is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Our newest product is the Hall 50™ Powered Instrument System, specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the Hall 50™ Powered Instrument System allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy and some small bone procedures.

In powered instruments our competition includes Stryker Corporation; Medtronic plc, (Midas Rex and Xomed divisions); Johnson & Johnson: DePuy Synthes, Inc.; MicroAire Surgical Instruments, LLC, and Zimmer Holdings, Inc.

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

CONMED is one of the medical device industry’s leading technology sources for advanced energy solutions for a range of surgical needs. We offer an extensive line of state-of-the-art electrosurgical generators, handpieces, smoke management systems and accessories. Our competition includes Medtronic plc: Covidien; Medline Industries, Inc.; ERBE Elektromedizin GmbH; and Megadyne.

Our endomechanical instrumentation products offer a full line of instruments including trocars, clip appliers, scissors and surgical staplers used in the minimally invasive laparoscopic and gynecological surgery. We offer a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies and other gynecologic laparoscopic procedures. This offering competes with such companies as Johnson & Johnson: Ethicon Endo-Surgery, Inc.; Medtronic plc: Covidien; U.S. Surgical and Applied Medical Resources Corporation.

Our gastrointestinal (GI) offering includes a comprehensive line of minimally invasive diagnostic and therapeutic products used in conjunction with procedures which require flexible endoscopy. This offering includes mucosal management devices, forceps, scope management accessories, bronchoscopy devices, dilatation, stricture management devices, hemostasis, biliary devices and polypectomy. Our competition includes Boston Scientific Corporation - Endoscopy; Cook Medical, Inc.; Olympus America, Inc.; STERIS Corporation - U.S. Endoscopy; and EndoChoice, Inc.

Our patient monitoring offering includes a line of vital signs and cardiac monitoring products including pulse oximetry equipment & sensors, ECG electrodes & cables, cardiac defibrillation & pacing pads and blood pressure cuffs.  We also offer a complete line of suction instruments and tubing for use in the operating room, as well as a line of IV products for use in the critical care areas of the hospital. This offering competition includes Medtronic plc: Covidien Ltd: Kendall and 3M Company.

Surgical Visualization

Our surgical visualization product line offers imaging systems for use in minimally invasive orthopedic and general surgery procedures including 2DHD and 3DHD vision technologies. Competition includes Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Olympus, Inc. and Karl Storz GmbH.

International

Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 36% of our total net sales in 2014.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

Competition

We compete in orthopedic and general surgery medical device markets across the world. Our competitors range from large manufacturers with multiple business units to smaller manufacturers with limited product offerings. We believe we have appropriate product offerings and adequate market share to compete effectively in these markets. The global markets are constantly changing due to technological advances. We closely align our research and development with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.

The breadth of our product lines in our key product areas enables us to meet a wide range of customer requirements and preferences.  This has enhanced our ability to market our products to surgeons, hospitals, surgery centers, group purchasing organizations ("GPOs"), integrated delivery networks ("IDNs") and other customers, particularly as institutions seek to reduce costs and minimize the number of suppliers.

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors and surgeons.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2014, 2013 and 2012.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IDNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

Our employee sales representatives are specially trained in our various product offerings. Each employee sales representative is assigned a defined geographic area and compensated on a commission basis or through a combination of salary and commission.  The sales force is supervised and supported by either area directors or district managers.  In certain geographies, sales agent groups are used in the United States to sell our orthopedic products.  These sales agent groups are paid a commission for sales made to customers while home office sales and marketing management provide the overall direction for sales of our products. Our sales professionals provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

Our health systems organization is responsible for interacting with large regional and national accounts (e.g. GPOs, IDNs, etc.).  We have contracts with many such organizations and believe that the loss of any individual group purchasing contract will not materially impact our business.  In addition, all of our sales professionals are required to work closely with distributors where applicable and maintain close relationships with end-users.

We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

Manufacturing

Raw material costs constitute a substantial portion of our cost of production.  Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers.  We work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability.  As a consequence of best supply chain practices, new product development and acquisitions, we often form strategic partnerships with key suppliers. As a consequence of these supplier partnerships, components and raw materials may be sole sourced. Due to the strength of these suppliers and the variety of products we provide, we do not believe the risk of supplier interruption poses an overall material adverse effect on our financial and operational performance. We schedule production and maintain adequate levels of safety stock based on a number of factors, including experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels.  Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not considered material to an understanding of our business.

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $2.2 million, $2.3 million and $2.5 million in 2014, 2013 and 2012, respectively.

Amounts expended for Company research and development were approximately $27.8 million, $25.8 million and $28.2 million during 2014, 2013 and 2012, respectively.

Intellectual Property

Patents and other proprietary rights, in general, are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  In addition, certain of these patents have currently been licensed to third parties on a non-exclusive basis.  We believe that the development of new products and technological and design improvements to existing products will continue to be of primary importance in maintaining our competitive position.

Government Regulation and Quality Systems

The development, manufacture, sale and distribution of our products are subject to regulation by numerous agencies and legislative bodies, including the U.S. Food and Drug Administration ("FDA") and comparable foreign counterparts.  In the United States, these regulations were enacted under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments, and the regulations issued or proposed thereunder.

The FDA’s Quality System Regulations set forth requirements for our product design and manufacturing processes, require the maintenance of certain records, provide for on-site inspection of our facilities and continuing review by the FDA.  Many of our products are also subject to industry-defined standards.  Authorization to commercially market our products in the U.S. is granted by the FDA under a procedure referred to as a 510(k) pre-market notification.  This process requires us to notify the FDA of the new product and obtain FDA clearance before marketing the device. We believe that our products and processes presently meet applicable standards in all material respects.

Medical device regulations continue to evolve world-wide.  Products marketed in the European Union and other countries require preparation of technical files and design dossiers which demonstrate compliance with applicable international regulations. As government regulations continue to change, there is a risk that the distribution of some of our products may be interrupted or discontinued if they do not meet the country specific requirements.

We market our products in numerous foreign countries and therefore are subject to regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling requirements, import laws and onsite inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries.  These regulations require companies that wish to manufacture and distribute medical devices in the European Union to maintain quality system certifications through European Union recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.  We believe that our products and quality procedures currently meet applicable standards for the countries in which they are marketed.

As noted above, our facilities are subject to periodic inspection by the FDA for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations) with specific observations concerning potential violation of regulations.  Although we respond to all Form 483 observations and correct deficiencies expeditiously, there can be no assurance that the FDA will not take further action including issuing a warning letter, seizing product and imposing fines. During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, CO manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We believe our responses were complete, although the FDA has not yet provided any response or feedback in this regard.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.

Employees

As of December 31, 2014, we had approximately 3,500 full-time employees, including approximately 2,300 in operations, 140 in research and development and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

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

A significant portion of our revenues are derived from foreign sales.  Approximately 51% of our total 2014 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 36% of our total net sales in 2014.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have implemented a hedging strategy involving foreign currency forward contracts for 2015, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2015. Our international presence exposes us to certain other inherent risks, including:

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

A key element of our business strategy has been to expand through acquisitions and we may seek to pursue additional acquisitions in the future.  Our success is dependent in part upon our ability to integrate acquired companies or product lines into our existing operations.  We may not have sufficient management and other resources to accomplish the integration of our past and future acquisitions and implementing our acquisition strategy may strain our relationship with customers, suppliers, distributors, personnel or others.  There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms.  In addition, while we are generally entitled to customary indemnification from sellers of businesses for any difficulties that may have arisen prior to our acquisition of each business, acquisitions may involve exposure to unknown liabilities and the amount and time for claiming under these indemnification provisions is often limited.  As a result, our financial performance is now, and will continue to be, subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses.

Our financial performance may be adversely impacted by healthcare reform legislation.

The Patient Protection and Affordable Care Act was enacted into law in the U.S. in March 2010.  Effective January 1, 2013, as part of this legislation, a 2.3% excise tax has been imposed upon sales within the U.S. of certain medical device products. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way health care is developed and delivered and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements to hospitals for surgical procedures or reduce medical procedure volumes could adversely affect our results of operations and cash flows.

Failure to comply with regulatory requirements may result in recalls, fines or materially adverse implications.

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations.  We received a warning letter from the FDA related to our Centennial, CO facility on January 30, 2014. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, CO manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We believe our responses were complete, although the FDA has not yet provided any response or feedback in this regard.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines. Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for foreign approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

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

The market for our products is highly competitive and our customers have numerous alternatives of supply.  Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others.  In addition, many of our competitors are large, technically competent firms with substantial assets.  Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues.  See “Products” for a further discussion of these competitive forces.

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

Our reliance on certain suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

Cost reduction efforts in the healthcare industry could put pressures on our prices and margins.

In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs.  Such efforts include national healthcare reform, trends towards managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements by GPOs and IDNs.  Demand and prices for our products may be adversely affected by such trends.

We may not be able to keep pace with technological change or to successfully develop new products with wide market acceptance, which could cause us to lose business to competitors.

The market for our products is characterized by rapidly changing technology.  Our future financial performance will depend in part on our ability to develop and manufacture new products on a cost-effective basis, to introduce them to the market on a timely basis and to have them accepted by surgeons.

We may not be able to keep pace with technology or to develop viable new products.  Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include:

•	capital constraints;

•	research and development delays;

•	delays in securing regulatory approvals; and

•	changes in the competitive landscape, including the emergence of alternative products or solutions which reduce or eliminate the markets for pending products.

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

As of December 31, 2014, we had $241.4 million of debt outstanding, representing 23% of total capitalization.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

•	a portion of our cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions, dividends and other purposes;

•
our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited or impaired or may be at higher interest rates;

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

As described in Note 4 to the Consolidated Financial Statements, on January 3, 2012, we entered into an agreement with Musculoskeletal Transplant Foundation ("MTF") to obtain MTF's worldwide promotional, marketing and distribution rights with respect to allograft tissues within the field of sports medicine. The supply of human tissue is dependent on donors and MTF has numerous relationships with donor groups. Likewise, the supply of tissues available for use as allografts depends on the continued successful processing of donated tissues by MTF at its processing facilities. We cannot be certain, however, that the supply of human tissue will continue to be available at current levels or will be of sufficiently high standards to meet the high processing standards maintained for such tissues by MTF, or in volumes sufficient to meet our customers' needs or that MTF will be able to continue to process tissues to its high standards in volumes sufficient to keep pace with demand. We expect that the Company's share of revenue streams related to MTF's sports medicine allograft product line would decline in proportion to any decline or disruption in the supply of processed tissues.

The FDA and several states have statutory authority to regulate allograft processing and allograft-based materials. The FDA could identify deficiencies in future inspections of MTF or MTF's suppliers or promulgate future regulatory rulings that could disrupt our business, reducing profitability.

Our recent management and organizational changes could adversely affect our business.

During 2014, Eugene Corasanti, formerly our Chairman, Joseph Corasanti, formerly our President & Chief Executive Officer, William Abraham, formerly our Executive Vice President - Business Development, and Joseph Darling, formerly our Executive Vice President, Commercial Operations, left the Company, and Robert Shallish, our Chief Financial Officer, announced his retirement from the Company effective March 31, 2015.  Our current senior management team, including Curt Hartman, our President & Chief Executive Officer, Luke Pomilio, who will be our Chief Financial Officer effective April 1, 2015, and Pat Beyer, our new President International, have significant industry experience, and they have implemented organizational changes within our company.  The experience of our senior executives is a valuable asset to us and, although we believe that our current senior management team has the combination of company and industry experience to be successful, our recent management changes could adversely affect our business, including through any disruption that may be associated with the recent organizational changes.

If the Company or our business partners are unable to adequately protect our information assets from cyber-based attacks or other security incidents, our operations could be disrupted.

We are increasingly dependent on information technology, including the internet, for the storage, processing, and transmission of our electronic, business-related, information assets. We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business interests. In the event that the Company or our business partners are unable to prevent, detect, and remediate cyber-based attacks or other security incidents in a timely manner, our operations could be disrupted or we may incur financial or reputational losses arising from the theft, alteration, misuse, unauthorized disclosure, or destruction of our information assets.

If we infringe third parties’ patents, or if we lose our patents or they are held to be invalid, we could become subject to liability and our competitive position could be harmed.

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2015 through 2035 and have additional patent applications pending.  See “Research and Development” and "Intellectual Property" for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

The nature of our products as medical devices and today’s litigious environment should be regarded as potential risks which could significantly and adversely affect our financial condition and results of operations.  The insurance we maintain to protect against claims associated with the use of our products has deductibles and may not adequately cover the amount or nature of any claim asserted against us.  We are also exposed to the risk that our insurers may become insolvent or that premiums may increase substantially.  See “Legal Proceedings” for a further discussion of the risk of product liability actions and our insurance coverage.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Facilities

The following table sets forth certain information with respect to our principal operating facilities.  We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Centennial, CO	87,500	Own	—
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2015
Mississauga, Canada	22,378	Lease	December 2016
Westborough, MA	18,210	Lease	September 2015
Frenchs Forest, Australia	16,909	Lease	July 2020
Seoul, Korea	15,554	Lease	January 2017
Anaheim, CA	14,037	Lease	September 2015
Frankfurt, Germany	13,606	Lease	March 2023
Milan, Italy	13,024	Lease	March 2017
Beijing, China	10,255	Lease	June 2016
Westborough, MA	10,230	Lease	April 2016
Swindon, Wiltshire, UK	8,562	Lease	December 2015
Askim, Sweden	8,353	Lease	May 2016
Barcelona, Spain	8,073	Lease	December 2018
Rungis Cedex, France	7,406	Lease	December 2016
Montreal, Canada	7,232	Lease	March 2016
Copenhagen, Denmark	5,899	Lease	March 2017
Shepshed, Leicestershire, UK	5,770	Lease	October 2015
New York, NY	3,473	Lease	September 2022
Warsaw, Poland	3,222	Lease	February 2018
Espoo, Finland	3,078	Lease	Open Ended
San Mateo, CA	3,068	Lease	December 2015
Shanghai, China	2,269	Lease	February 2018
Innsbruck, Austria	1,820	Lease	June 2020

Item 3.  Legal Proceedings

We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters that are more fully described in Note 10 to the Consolidated Financial Statements. We are not a party to any pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the NASDAQ Stock Market under the symbol “CNMD”. At January 30, 2015, there were 684 registered holders of our common stock and approximately 5,473 accounts held in “street name”.

The following table sets forth quarterly high and low closing sales prices for the years ended December 31, 2014 and 2013, as reported by the NASDAQ Stock Market.

	2014
Period	High	Low
First Quarter	$48.54	$41.33
Second Quarter	49.65	42.23
Third Quarter	45.46	36.53
Fourth Quarter	45.33	37.31

	2013
Period	High	Low
First Quarter	$34.29	$28.03
Second Quarter	34.04	30.42
Third Quarter	33.96	31.07
Fourth Quarter	42.50	33.25

Our Board of Directors has authorized a share repurchase program; see Note 7 to the Consolidated Financial Statements.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2014 was paid on January 5, 2015 to shareholders of record as of December 15, 2014. The total dividend payable at December 31, 2014 was $5.5 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	775,094	$28.85	1,000,498
Equity compensation plans not approved by security holders	—	—	—
Total	775,094	$28.85	1,000,498

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of Operations Data (1):
Net sales	$740,055	$762,704	$767,140	$725,077	$713,723
Cost of sales (2)	335,998	350,287	361,297	350,143	348,339
Gross profit	404,057	412,417	405,843	374,934	365,384
Selling and administrative expense	293,942	310,730	302,469	276,615	276,463
Research and development expense	27,779	25,831	28,214	28,651	29,652
Impairment of goodwill (3)	—	—	—	60,302	—
Medical device excise tax	5,588	5,949	—	—	—
Other expense (4)	23,962	13,399	9,950	1,092	2,176
Income from operations	52,786	56,508	65,210	8,274	57,093
Loss on early extinguishment of debt (5)	—	263	—	—	79
Amortization of debt discount	—	—	—	3,903	4,244
Interest expense	6,111	5,613	5,730	6,676	7,113
Income (loss) before income taxes	46,675	50,632	59,480	(2,305)	45,657
Provision (benefit) for income taxes	14,483	14,693	18,999	(3,057)	15,311
Net income	$32,192	$35,939	$40,481	$752	$30,346

Per Share Data:
Basic earnings per share	$1.17	$1.30	$1.43	$0.03	$1.06

Diluted earnings per share	$1.16	$1.28	$1.41	$0.03	$1.05

Dividends per share of common stock	$0.80	$0.65	$0.60	$—	$—

Weighted Average Number of Common Shares In Calculating:
Basic earnings per share	27,401	27,722	28,301	28,246	28,715
Diluted earnings per share	27,769	28,114	28,653	28,633	28,911

Other Financial Data:
Depreciation and amortization	$45,734	$47,867	$46,616	$42,687	$41,807
Capital expenditures	15,411	18,445	21,532	17,552	14,732

Balance Sheet Data (at period end):
Cash and cash equivalents	$66,332	$54,443	$23,720	$26,048	$12,417
Total assets	1,098,194	1,090,508	1,078,849	935,594	985,773
Long-term obligations	400,940	372,924	346,637	231,339	219,344
Total shareholders’ equity	581,298	606,319	606,998	573,071	586,563

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. Refer to Note 16.

(2)
In 2014, 2013, 2012, 2011 and 2010, we incurred charges related to the restructuring of certain of our operations of $5.6 million, $6.5 million, $7.1 million, $3.5 million and $2.4 million, respectively; in 2013 and 2010 we incurred charges of $2.1 million and $2.5 million, respectively, related to the termination of a product offering.  See additional discussion in Note 15 to the Consolidated Financial Statements.

(3)	During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the legacy CONMED Patient Care reporting unit.

(4)	Other expense includes the following:

	2014	2013	2012	2011	2010

Administrative consolidation costs	$3,354	$8,750	$6,497	$792	$2,176
Costs associated with management restructuring	12,546	—	—	—	—
Costs associated with shareholder activism	3,966	—	—	—	—
Costs associated with purchase of a business	722	—	1,194	—	—
Costs associated with patent dispute and other matters	3,374	3,206	1,555	—	—
Pension settlement expense	—	1,443	—	—	—
Costs associated with purchase of a distributor	—	—	704	300	—
Other expense	$23,962	$13,399	$9,950	$1,092	$2,176

See additional discussion in Note 11 to the Consolidated Financial Statements.

(5)
Includes in 2013 and 2010, a charge of $0.3 million and $0.1 million, respectively, related to a loss on the early extinguishment of debt. See additional discussion in Note 5 to the Consolidated Financial Statements.

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

	2014	2013	2012
Orthopedic surgery	54%	54%	54%
General surgery	38	37	37
Surgical visualization	8	9	9
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 51%, 51% and 50% in 2014, 2013 and 2012, respectively.

Business Environment

2014 brought with it a year of change for CONMED Corporation. We had many changes in senior management and the Board of Directors of the Company (the "Board"). On March 1, 2014, Jerome L. Lande and Curt R. Hartman joined the Board, Eugene R. Corasanti stepped down from his role as Chairman of the Board and Mark E. Tryniski assumed the role of Chairman of the Board. In July 2014, Joseph J. Corasanti ceased serving as the Chief Executive Officer & President and resigned as a director and Eugene R. Corasanti ceased serving as Vice Chairman and resigned as a director. At this time, Curt R. Hartman assumed the role of Interim Chief Executive Officer and subsequently in November 2014 became the President and Chief Executive Officer. Also, in July 2014, Charles M. Farkas joined the Board. In September 2014, Bruce F. Daniels and Stuart J. Schwartz retired from the Board of Directors and William W. Abraham retired from his position of Executive Vice President – Business Development. In addition, the Company eliminated the position of Executive Vice President - Commercial Operations as of December 31, 2014.

The changes in the Board and senior management have brought with it changes to the Company. There is a renewed focus on research and development initiatives including the fourth quarter 2014 launch of the IM 8000 surgical video system and forthcoming launches in our General Surgery product offering. We also expanded the number of independent sales agent groups selling our orthopedic products. We will look to expand our footprint through organic growth and acquisitions that fit into our business model.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. We have successfully completed our restructuring plans over the past few years, however, we cannot be certain further activities, including the ongoing Centennial, CO manufacturing consolidation, will be completed in the estimated time period or that planned cost savings will be achieved.

Finally, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current

Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, CO manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We believe our responses were complete, although the FDA has not yet provided any response or feedback in this regard.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.6 million, $12.6 million and $12.8 million for 2014, 2013 and 2012, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2014 is adequate to provide for probable losses resulting from accounts receivable.

Inventory Valuation

We write-off excess and obsolete inventory resulting from the inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an on-going basis. Such marketplace changes may result in our products becoming obsolete. We make estimates regarding the future recoverability of the costs of our products and record a provision for excess and obsolete inventories based on historical experience and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required.

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.   Customer relationships, trademarks, tradenames, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have accumulated goodwill of $256.2 million and other intangible assets of $316.4 million as of December 31, 2014.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. During 2014, we completed our goodwill impairment testing with data as of October 1, 2014. We performed a Step 1 impairment test in accordance with ASC 350 utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not, and are not, limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected useful life of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 16 years.  The weighted average life for customer relationship assets in aggregate is 33 years.

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

The weighted-average discount rate used to measure pension liabilities and costs is set by reference to the Citigroup Pension Liability Index. However, this index gives only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match precisely the projected benefit payment stream of the plan. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  The rates used in determining 2015 and 2014 pension expense were 3.81% and 4.75%, respectively.

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

Pension expense in 2015 is expected to be $1.2 million. Pension income was $0.6 million in 2014.  In addition, we do not expect to make any contributions to the pension plan for the 2015 plan year.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $44.6 million at December 31, 2014.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2013. Tax years subsequent to 2013 are subject to future examination.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.4	45.9	47.1
Gross margin	54.6	54.1	52.9
Selling and administrative expense	39.7	40.7	39.4
Research and development expense	3.8	3.4	3.7
Medical device excise tax	0.8	0.8	—
Other expense	3.2	1.8	1.3
Income from operations	7.1	7.4	8.5
Loss on early extinguishment of debt	—	0.0	—
Interest expense	0.8	0.7	0.7
Income before income taxes	6.3	6.7	7.8
Provision for income taxes	2.0	1.9	2.5
Net income	4.3%	4.8%	5.3%

Sales

Sales decreased 3.0% to $740.1 million in 2014 after a decrease in sales of 0.6% in 2013 to $762.7 million from $767.1 million in 2012. The decrease in 2014 occurred across all product lines. In local currency, excluding the effects of the hedging program, sales decreased 2.4% in 2014.  Sales of capital equipment decreased 4.8% to $146.3 million in 2014 and sales of single-use products decreased 2.5% to $593.8 million in 2014.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 4.3% in 2014 and single-use products decreased 1.9% in 2014. The decrease in 2013 sales occurred in our orthopedic surgery and visualization product lines. In local currency, excluding the effects of the hedging program, sales increased 0.2% in 2013.  Sales of capital equipment decreased 1.4% to $153.7 million in 2013 from $155.9 million in 2012; sales of single-use products decreased 0.4% to $609.0 million in 2013 from $611.2 million in 2012.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 0.8% in 2013 while single-use products increased 0.4% in 2013.

•
Orthopedic surgery sales decreased 1.8% in 2014 to $402.8 million after a decrease of 0.9% in 2013 to $410.2 million from $413.9 million in 2012. In 2014, the decrease was mainly due to lower sales in our procedure specific, fluid and resection product offerings and the discontinuation of the Cascade PRP product line offset by increased sales of large bone and small bone handpieces. In 2013, the decrease was mainly due to lower sales in our resection production offerings and large bone burs and blades. In local currency, excluding the effects of the hedging program, sales decreased 1.3% in 2014 after an increase of 0.1% in 2013.

•
General surgery sales decreased 2.5% in 2014 to $279.4 million after remaining relatively flat in 2013 at $286.7 million compared to $286.6 million in 2012. In 2014, the decrease was mainly due to decreased sales in all product offerings. In 2013, we experienced increased sales in our endomechanical, gastrointestinal and pulmonary product offerings offset by decreased sales in our advanced energy and patient monitoring product offerings. In local currency, excluding the effects of the hedging program, sales decreased 2.0% in 2014 after an increase of 0.5% in 2013.

•
Surgical visualization sales decreased 12.0% in 2014 to $57.9 million after a decrease of 1.2% to $65.8 million in 2013 from $66.6 million in 2012. The decreases in 2014 and 2013 were both due to lower video system sales. We believe the decline in 2014 was driven by customers awaiting the release of our new IM8000 2DHD camera system. We had a limited release in the United States in the fourth quarter of 2014. In local currency, excluding the effects of the hedging program, sales decreased 10.9% in 2014 and 0.9% in 2013.

Cost of Sales

Cost of sales decreased to $336.0 million in 2014 as compared to $350.3 million in 2013 and $361.3 million in 2012.  Gross profit margins increased 0.5 percentage points to 54.6% in 2014 after an increase of 1.2 percentage points to 54.1% in 2013 from 52.9% in 2012.  The increase in gross profit margins of 0.5 percentage points in 2014 and 1.2 percentage points in 2013 is primarily a result of lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and Administrative Expense

Selling and administrative expense decreased to $293.9 million in 2014 compared to $310.7 million in 2013 and $302.5 million in 2012. Selling and administrative expense as a percentage of net sales were 39.7% in 2014, 40.7% in 2013 and 39.4% in 2012.  The decrease of 1.0 percentage point in 2014 compared to 2013 is attributable to lower benefit costs and selling and marketing expenses during the period that are more in line with historical spending. The increase of 1.3 percentage points in 2013 compared to 2012 is attributable to higher benefit costs, lower overall sales and higher selling and marketing expenses during the period.

Research and Development Expense

Research and development expense was $27.8 million, $25.8 million and $28.2 million in 2014, 2013 and 2012, respectively.  As a percentage of net sales, research and development expense increased to 3.8% in 2014 compared to 3.4% in 2013 and 3.7% in 2012. The increase of 0.4 percentage points in 2014 and decrease of 0.3 percentage points in 2013 is mainly the result of the timing of projects.

Other Expense

As discussed in Note 11 to the Consolidated Financial Statements, other expense in 2014 consisted of a $3.4 million charge related to administrative consolidation expenses, a $12.5 million charge related to management restructuring, $4.0 million in shareholder activism costs, $0.7 million in acquisition related costs, $1.9 million in legal and related settlement costs associated with a patent infringement claim as further described in Note 10 and $1.5 million in costs associated with legal and consulting fees. Other expense in 2013 consisted of an $8.8 million charge related to administrative consolidation expenses, $3.2 million in legal costs associated with a patent infringement claim as further described in Note 10 and a $1.4 million pension settlement expense as further described in Note 9. Other expense in 2012 consisted of a $6.5 million charge related to administrative consolidation expenses, $0.7 million charge related to the purchase of the Company's former distributor for the Nordic region of Europe, $1.6 million in costs associated with a contractual dispute with a former distributor and $1.2 million in costs associated with the purchase of Viking Systems, Inc.

Loss on Early Extinguishment of Debt

As discussed in Note 5 to the Consolidated Financial Statements, we entered into an amended and restated senior credit agreement on January 17, 2013. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt in 2013 related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement.

Interest Expense

Interest expense was $6.1 million in 2014 compared to $5.6 million in 2013 and $5.7 million in 2012.  The increase in 2014 is due to the cost associated with higher weighted average borrowings as compared to the same period a year ago.  2013 remained relatively flat compared to 2012 due to lower weighted average interest rates on higher weighted average borrowings outstanding.  The weighted average interest rates on our borrowings were 2.40% in 2014 as compared to 2.39% in 2013, a decrease from 3.03% in 2012.

Provision for Income Taxes

A provision for income taxes was recorded at an effective rate of 31.0%, 29.0% and 31.9% in 2014, 2013 and 2012, respectively, as compared to the Federal statutory rate of 35.0%. The effective tax rate in 2014 is higher than that recorded in 2013 due to tax legislation changes. In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we have written off these New York State tax assets as a non-cash charge to income tax expense. The effective tax rate in 2013 is lower than that recorded in 2012 as a result of a greater proportion of earnings in foreign jurisdictions where the corporate tax rate and deduction for notional interest on equity allowed against taxable profits in Europe result in effective tax rates lower than the statutory rate, tax benefits recorded in the third quarter of 2013 as a result of taxing authority determinations, and tax benefits related to business tax provisions, including the research and development credit ($0.8 million), that were enacted in the first quarter of 2013, retroactive to January 1, 2012.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

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

We had total cash on hand at December 31, 2014 of $66.3 million, of which approximately $63.9 million was held by our foreign subsidiaries outside the United States with unremitted earnings. We do not currently intend to repatriate additional funds held outside of the United States in the foreseeable future. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts.

Operating Cash Flows

Our net working capital position was $265.2 million at December 31, 2014.  Net cash provided by operating activities was $65.2 million in 2014, $80.9 million in 2013 and $95.2 million in 2012 generated on net income of $32.2 million in 2014, $35.9 million in 2013 and $40.5 million in 2012.

Operating cash flow in 2014 was unfavorably impacted by lower net income and increased working capital requirements versus 2013.

Investing Cash Flows

Net cash used in investing activities during 2014, consisted primarily of capital expenditures and cash paid for the purchase of a business.  Capital expenditures were $15.4 million, $18.4 million and $21.5 million in 2014, 2013 and 2012, respectively.  Capital expenditures are expected to be in the $15.0 million to $20.0 million range for 2015. During 2014, we made payments of $5.0 million for the purchase of a business as further described in Note 16. During 2012 we made payments of $64.1 million related to the distribution and development agreement with MTF and $22.1 million for the purchase of a business.

Financing Cash Flows

Financing activities in 2014 resulted in a use of cash of $26.4 million compared to $31.3 million in 2013 and cash provided by financing activities of $11.4 million in 2012. Dividend payments totaled $22.0 million, $16.7 million and $12.9 million in 2014, 2013 and 2012, respectively. The increase in dividend payments from 2013 to 2014 is due to the increased per share amount from $0.15 per share in 2013 to $0.20 per share in 2014. We repurchased common stock totaling $16.9 million, $50.6 million and $3.9 million in 2014, 2013 and 2012, respectively. We also had $16.7 million and $34.0 million in payments in 2014 and 2013, respectively, associated with the distribution and development agreement with MTF. Finally, 2012 included $53.6 million in repayments of term borrowings under our then outstanding senior credit agreement. These uses of cash were offset by borrowings on our senior credit agreement of $27.0 million, $55.0 million and $73.0 million in 2014, 2013 and 2012, respectively; and $2.3 million, $17.3 million and $10.2 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan in 2014, 2013 and 2012, respectively. 2013 and 2012 resulted in higher proceeds from the issuance of common stock as more stock options were available for exercise during the periods.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. Interest rates are at LIBOR plus 1.625% (1.785% at December 31, 2014) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%. As described in Note 4, we entered into a distribution and development agreement with MTF and have $33.4 million remaining in contingent payments, including the $16.7 million paid on January 5, 2015. We expect to fund these payments through cash on hand and available borrowings under our revolving credit facility as these payments come due over the next two years.

There were $235.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2014.  Our available borrowings on the revolving credit facility at December 31, 2014 were $109.6 million with approximately $5.4 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2014. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $6.4 million at December 31, 2014.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2014, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We repurchased $16.9 million under the share repurchase program in 2014.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2014, 2013 and 2012, we continued our operational restructuring plan which includes the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 12 months. We incurred $5.6 million, $6.5 million, and $7.1 million in costs associated with the operational restructuring during the years ending December 31, 2014, 2013 and 2012, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold during 2013.

During 2014, 2013 and 2012, we restructured certain administrative functions throughout the Company. We incurred $3.4 million, $8.8 million, and $6.5 million, respectively, in related costs consisting principally of severance charges and, for the 2013 year, also included the write-off of certain patents. These costs were charged to other expense.

During 2014, we incurred $12.5 million in costs associated with restructuring of executive management. These costs include severance payments, accelerated vesting of stock-based compensation awards, accrual of the present value of deferred compensation and other benefits to our then Chief Executive Officer as defined in his termination agreement; accelerated vesting of stock-based compensation awards to certain members of executive management, consulting fees and other benefits earned as further described in our Form 8-K filing on July 23, 2014.

We have recorded an accrual in current and other long-term liabilities of $8.3 million at December 31, 2014 mainly related to severance and lease impairment costs associated with these restructurings.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs. We estimate restructuring costs will approximate $9.0 million to $11.0 million, net of tax, in 2015 which will be recorded to cost of sales and other expense.

We had approximately $3.0 million in net annual savings in 2014 in cost of sales from our operational restructuring plan for Finland and Westborough, Massachusetts principally as a result of lower employee costs. We also had approximately $1.5 million in net annual savings in research and development and a further $1.5 million in net annual savings in selling and administrative expenses in 2014 related to the restructurings generally as a result of lower employee costs.

We expect $3.5 million to $4.5 million in net annual savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs which is expected to result in higher earnings and cash flows in future periods when completed. These savings will not be evident for 12 months and we will incur significant costs during the restructuring as a result of severance and other costs associated with the restructuring. We do not anticipate any reductions in revenues associated with the Centennial consolidation.

Refer to Note 15 to the Consolidated Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2014.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$241,435	$1,234	$2,791	$237,410	$—
Contingent consideration	43,572	23,167	18,667	1,174	564
Purchase obligations	33,602	33,350	223	29	—
Operating lease obligations	23,449	6,229	8,377	7,044	1,799
Total contractual obligations	$342,058	$63,980	$30,058	$245,657	$2,363

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 5 to the Consolidated Financial Statements).  The above table also does not include unrecognized tax benefits of approximately $0.6 million, the timing and certainty of recognition for which is not known (See Note 6 to the Consolidated Financial Statements).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 7 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 51% of our total 2014 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 36% of our total net sales in 2014.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2014, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $4.8 million and income before income taxes to decrease by approximately $2.4 million, compared to sales and income before income taxes in 2013.

We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2014 which have been accounted for as cash flow hedges totaled $109.9 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.6 million, $0.2 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $3.3 million at December 31, 2014.  It is expected these unrealized gains will be recognized in the consolidated statement of comprehensive income in 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2014 which have not been designated as hedges totaled $35.5 million.  Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated -$0.2 million, -$0.3 million and -$2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, offsetting gains (losses) on our intercompany receivables of -$0.5 million, -$0.8 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value;  the net fair value for forward foreign exchange contracts outstanding at December 31, 2014 was $5.2 million and is included in prepaids and other current assets in the Consolidated Balance Sheets.

Refer to Note 13 in the Consolidated Financial Statements for further discussion.

Interest rate risk

At December 31, 2014, we had approximately $235.0 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2015 than they did in 2014, interest expense would increase, and income before income taxes would decrease by $2.4 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2015 than they did in 2014, our interest expense would decrease, and income before income taxes would increase by $2.4 million.

Item 8.  Financial Statements and Supplementary Data

Our 2014 Financial Statements are included elsewhere herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors” and “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	35

	Report of Independent Registered Public Accounting Firm	36

	Consolidated Balance Sheets at December 31, 2014 and 2013	37

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	38

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	39

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	41

	Notes to Consolidated Financial Statements	43

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	69

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 32 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Curt R. Hartman
Curt R. Hartman
(President and Chief
Executive Officer)

Date:
February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. TRYNISKI	Chairman of the Board
Mark E. Tryniski	of Directors	February 23, 2015

/s/ CURT R. HARTMAN	President, Chief Executive
Curt R. Hartman	Officer and Director	February 23, 2015

/s/ ROBERT D. SHALLISH, JR.	Executive Vice President-Finance
Robert D. Shallish, Jr.	and Chief Financial Officer (Principal Financial Officer)	February 23, 2015

/s/ LUKE A. POMILIO	Executive Vice President-
Luke A. Pomilio	Controller and Corporate General Manager (Principal Accounting Officer)	February 23, 2015

/s/ BRIAN CONCANNON
Brian Concannon	Director	February 23, 2015

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 23, 2015

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 23, 2015

/s/ DIRK M. KUYPER
Dirk M. Kuyper	Director	February 23, 2015

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 23, 2015

/s/ STEPHEN M. MANDIA
Stephen M. Mandia	Director	February 23, 2015

Exhibit Index

Exhibit No.		Description

3.1	-
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
Employment Agreement between the Company and Curt R. Hartman, dated November 9, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014).

10.2+	-
Employment Agreement between the Company and Eugene R. Corasanti, dated October 31, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006).

10.3+	-
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

10.7	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.8	-
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

10.12	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.13	-
Amended and Restated Credit Agreement, dated January 17, 2013, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2013).

10.14	-	Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.15	-	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.16	-	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.17	-	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.18	-	Executive Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.19	-	Change in Control Severance Agreement for Joseph G. Darling (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.20	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.21*+	-	Employment Agreement between the Company and Patrick Beyer, dated December 9, 2014

10.22+	-
Separation Agreement, by and between CONMED Corporation and Joseph J. Corasanti, dated July 22, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2014).

10.23+	-
Retirement Agreement, by and between CONMED Corporation and Robert D. Shallish, Jr., dated December 9, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2014).

10.24+	-
Separation Agreement, by and between CONMED Corporation and Joseph Darling, dated December 9, 2014. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2014).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/conmed_investor_template.php

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Robert D. Shallish, Jr. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Curt R. Hartman and Robert D. Shallish, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CONMED Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, (ii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2014 (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2014, (v) Notes to the Consolidated Financial Statements for the year ended December 31, 2014 and (vi) Schedule II - Valuation and Qualifying Accounts. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	*	Filed herewith
	+	Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2014.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
President and
Chief Executive Officer

/s/  Robert D. Shallish, Jr.
Robert D. Shallish, Jr.
Executive Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2015

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands except share and per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$66,332	$54,443
Accounts receivable, less allowance for doubtful
accounts of $1,239 in 2014 and $1,384 in 2013	129,287	140,426
Inventories	148,149	143,211
Income taxes receivable	583	3,805
Deferred income taxes	14,348	13,202
Prepaid expenses and other current assets	22,451	17,045
Total current assets	381,150	372,132
Property, plant and equipment, net	133,429	138,985
Deferred income taxes	1,398	1,183
Goodwill	256,232	248,428
Other intangible assets, net	316,440	319,440
Other assets	9,545	10,340
Total assets	$1,098,194	$1,090,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,234	$1,140
Accounts payable	23,752	27,448
Accrued compensation and benefits	36,446	33,426
Income taxes payable	2,668	2,116
Other current liabilities	51,856	47,135
Total current liabilities	115,956	111,265

Long-term debt	240,201	214,435
Deferred income taxes	112,223	113,199
Other long-term liabilities	48,516	45,290
Total liabilities	516,896	484,189

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2014 and 2013, respectively	313	313
Paid-in capital	319,752	326,436
Retained earnings	406,145	395,889
Accumulated other comprehensive loss	(39,822)	(17,572)
Less: Treasury stock, at cost;
3,744,473 and 3,718,332 shares in
2014 and 2013, respectively	(105,090)	(98,747)
Total shareholders' equity	581,298	606,319
Total liabilities and shareholders' equity	$1,098,194	$1,090,508
The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013 and 2012
(In thousands except per share amounts)

	2014	2013	2012
Net sales	$740,055	$762,704	$767,140
Cost of sales	335,998	350,287	361,297

Gross profit	404,057	412,417	405,843

Selling and administrative expense	293,942	310,730	302,469
Research and development expense	27,779	25,831	28,214
Medical device excise tax	5,588	5,949	—
Other expense	23,962	13,399	9,950
	351,271	355,909	340,633

Income from operations	52,786	56,508	65,210
Loss on early extinguishment of debt	—	263	—
Interest expense	6,111	5,613	5,730

Income before income taxes	46,675	50,632	59,480

Provision for income taxes	14,483	14,693	18,999

Net income	$32,192	$35,939	$40,481

Per share data:

Basic	$1.17	$1.30	$1.43
Diluted	$1.16	$1.28	$1.41

Dividends per share of common stock	$0.80	$0.65	$0.60

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$(15,069)	$(1,193)	$1,995
Pension liability	(18,781)	18,175	1,387
Cash flow hedging gain (loss)	7,393	(404)	(6,507)
Other comprehensive income, before tax	5,735	52,517	37,356
Provision (benefit) for income taxes related to items of other comprehensive income	(4,207)	6,569	(1,892)
Comprehensive income	$9,942	$45,948	$39,248

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	31,299	$313	$321,994	$354,439	$(26,348)	$(77,327)	$573,071

Common stock issued
under employee plans			(4,377)			13,287	8,910

Repurchase of treasury stock						(3,923)	(3,923)

Tax benefit arising from
common stock issued
under employee plans			1,052				1,052

Stock-based compensation			5,653				5,653

Dividends on common stock				(17,013)			(17,013)

Comprehensive income (loss):

Foreign currency translation adjustments					1,995

Pension liability (net of income tax expense of $512)					875

Cash flow hedging loss (net of income tax benefit of $2,404)					(4,103)

Net income				40,481

Total comprehensive
income							39,248

Balance at December 31, 2012	31,299	$313	$324,322	$377,907	$(27,581)	$(67,963)	$606,998

Common stock issued
under employee plans			(4,576)			19,772	15,196

Repurchase of treasury
stock						(50,556)	(50,556)

Tax benefit arising from
common stock issued
under employee plans			1,097				1,097

Stock-based compensation			5,593				5,593

Dividends on common stock				(17,957)			(17,957)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount

Comprehensive income (loss):

Foreign currency translation adjustments					(1,193)

Pension liability (net of income tax expense of $6,718)					11,457

Cash flow hedging loss (net of income tax benefit of $149)					(255)

Net income				35,939

Total comprehensive
income							45,948

Balance at December 31, 2013	31,299	$313	$326,436	$395,889	$(17,572)	$(98,747)	$606,319

Common stock issued
under employee plans			(16,658)			10,519	(6,139)

Repurchase of treasury
stock						(16,862)	(16,862)

Tax benefit arising from
common stock issued
under employee plans			644				644

Stock-based compensation			9,330				9,330

Dividends on common stock				(21,936)			(21,936)

Comprehensive income (loss):

Foreign currency translation adjustments					(15,069)

Pension liability (net of income tax benefit of $6,939)					(11,842)

Cash flow hedging gain (net of income tax expense of $2,732)					4,661

Net income				32,192

Total comprehensive
income							9,942

Balance at December 31, 2014	31,299	$313	$319,752	$406,145	$(39,822)	$(105,090)	$581,298

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$32,192	$35,939	$40,481
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	19,792	18,653	18,635
Amortization	25,942	29,214	27,981
Stock-based compensation	9,330	5,593	5,653
Deferred income taxes	(284)	7,218	12,946
Income tax benefit of stock
option exercises	644	1,097	1,052
Excess tax benefit from stock
option exercises	(922)	(1,518)	(1,206)
Loss on early extinguishment of debt	—	263	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,255	(798)	1,687
Inventories	(20,940)	(1,817)	3,810
Accounts payable	(3,449)	4,223	259
Income taxes	5,291	(1,098)	(6,497)
Accrued compensation and benefits	3,572	(71)	767
Other assets	(546)	(5,222)	(1,210)
Other liabilities	(10,701)	(10,727)	(9,159)
	32,984	45,010	54,718
Net cash provided by operating activities	65,176	80,949	95,199

Cash flows from investing activities:
Payments related to business acquisitions and distribution agreements,
net of cash acquired	(5,265)	—	(86,253)
Proceeds from sale of property	—	—	1,836
Purchases of property, plant and equipment	(15,411)	(18,445)	(21,532)
Net cash used in investing activities	(20,676)	(18,445)	(105,949)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	2,316	17,264	10,165
Repurchase of common stock	(16,862)	(50,556)	(3,923)
Excess tax benefit from stock option exercises	922	1,518	1,206
Payments on senior credit agreement	—	—	(53,588)
Proceeds of senior credit agreement	27,000	55,000	73,000
Payments related to distribution agreement	(16,667)	(34,000)	—
Payments on mortgage notes	(1,140)	(1,050)	(969)
Payments on senior subordinated notes	—	(227)	(100)
Payments related to issuance of debt	—	(1,725)	—
Dividends paid on common stock	(21,959)	(16,696)	(12,862)
Other, net	—	(824)	(1,576)
Net cash provided by (used in) financing activities	(26,390)	(31,296)	11,353

Effect of exchange rate changes
on cash and cash equivalents	(6,221)	(485)	(2,931)

	2014	2013	2012

Net increase (decrease) in cash
and cash equivalents	11,889	30,723	(2,328)

Cash and cash equivalents at beginning of year	54,443	23,720	26,048

Cash and cash equivalents at end of year	$66,332	$54,443	$23,720

Non-cash investing activities:
Contractual obligations for acquisition of a business	$10,137	$—	$—

Non-cash financing activities:
Dividends payable	$5,510	$5,545	$4,256

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$5,532	$5,143	$5,038
Income taxes	10,206	6,837	10,953

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, allowances for doubtful accounts, rebates and sales allowances, inventory allowances, purchased in-process research and development, pension benefits, goodwill and intangible assets, contingent consideration, contingencies and other accruals.  We base our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.  Estimates and assumptions are reviewed periodically, and the effect of revisions is reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market.  Cost is determined on the FIFO (first-in, first-out) method of accounting.

We write-off excess and obsolete inventory resulting from the inability to sell our products at prices in excess of current carrying costs.  We make estimates regarding the future recoverability of the costs of our products and record a provision for excess and obsolete inventories based on historical experience and expected future trends.

Property, plant and equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Building and improvements	12 to 40 years
Leasehold improvements	Shorter of life of asset or life of lease
Machinery and equipment	2 to 15 years

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying

net assets of acquired businesses.   Customer relationships, trademarks, tradenames, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have accumulated goodwill of $256.2 million and other intangible assets of $316.4 million as of December 31, 2014.

In accordance with FASB guidance, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. During 2014, we completed our goodwill impairment testing with data as of October 1, 2014. We performed a Step 1 impairment test in accordance with ASC 350 utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value.

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

Customer relationship assets arose principally as a result of the 1997 acquisition of Linvatec Corporation.  These assets represent the acquisition date fair value of existing customer relationships based on the after-tax income expected to be derived during their estimated remaining useful life.  The useful lives of these customer relationships were not, and are not, limited by contract or any economic, regulatory or other known factors.  The estimated useful life of the Linvatec customer relationship assets was determined as of the date of acquisition as a result of a study of the observed pattern of historical revenue attrition during the 5 years immediately preceding the acquisition of Linvatec Corporation.  This observed attrition pattern was then applied to the existing customer relationships to derive the future expected useful life of the customer relationships.  This analysis indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  Customer relationship intangible assets arising as a result of other business acquisitions are being amortized over a weighted average life of 16 years.  The weighted average life for customer relationship assets in aggregate is 33 years.

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

Income taxes

Deferred income tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities and operating loss and tax credit carryforwards as measured by the enacted tax rates that are anticipated to be in effect in the respective jurisdictions when these differences reverse. The deferred income tax provision generally represents the net change in the assets and liabilities for deferred income taxes. A valuation allowance is established when it is necessary to reduce deferred income tax assets to amounts for which realization is likely. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets may be impacted by changes to tax laws, changes to statutory tax rates, reversal of temporary differences and ongoing and future taxable income levels.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.6 million, $12.6 million and $12.8 million for 2014, 2013 and 2012, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.2 million at December 31, 2014 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012

Net income	$32,192	$35,939	$40,481

Basic-weighted average shares outstanding	27,401	27,722	28,301

Effect of dilutive potential securities	368	392	352

Diluted-weighted average shares outstanding	27,769	28,114	28,653

Basic EPS	$1.17	$1.30	$1.43

Diluted EPS	$1.16	$1.28	$1.41

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the year. Such shares aggregated approximately 0.0 million, 0.0 million and 0.4 million at December 31, 2014, 2013 and 2012, respectively.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income before reclassifications	5,061	(10,551)	(15,069)	(20,559)

Amounts reclassified from accumulated other comprehensive income before tax[a]	(635)	(2,048)	—	(2,683)
Tax expense	235	757	—	992

Net current-period other comprehensive income (loss)	4,661	(11,842)	(15,069)	(22,250)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income before reclassifications	(158)	8,618	(1,193)	7,267

Amounts reclassified from accumulated other comprehensive income before tax[a]	(153)	4,502	—	4,349
Tax expense (benefit)	56	(1,663)	—	(1,607)

Net current-period other comprehensive income (loss)	(255)	11,457	(1,193)	10,009

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 13 and Note 9, respectively, for further details.

Note 2 — Inventories

Inventories consist of the following at December 31,:

	2014	2013

Raw materials	$44,847	$39,029
Work in process	13,876	14,736
Finished goods	89,426	89,446
	$148,149	$143,211

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	2014	2013

Land	$4,243	$4,243
Building and improvements	96,953	95,397
Machinery and equipment	191,306	180,064
Construction in progress	5,140	8,750
	297,642	288,454
Less: Accumulated depreciation	(164,213)	(149,469)
	$133,429	$138,985

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Rental expense on these operating leases was approximately $5,897, $6,713 and $6,416 for the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2014 are as follows:

2015	$6,229
2016	4,592
2017	3,785
2018	3,618
2019	3,426
Thereafter	1,799

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2014	2013
Balance as of January 1,	$248,428	$248,502

Goodwill resulting from business acquisitions	7,773	—

Foreign currency translation	31	(74)

Balance as of December 31,	$256,232	$248,428

Total accumulated impairment losses aggregated $106,991 at December 31, 2014 and 2013, respectively.

Other intangible assets consist of the following:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$136,126	$(59,707)	$135,690	$(54,982)

Promotional, marketing & distribution rights	149,376	(18,000)	149,376	(12,000)

Patents and other intangible assets	63,464	(41,363)	53,903	(39,091)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$435,510	$(119,070)	$425,513	$(106,073)

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

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 5, 2015 and January 3, 2014, we paid equal installments of $16.7 million and on January 3, 2013, we paid $34.0 million of the additional consideration. The remaining $16.7 million of the additional consideration is due in January 2016. The $33.4 million related to the remaining contingent obligation as of December 31, 2014 is accrued in other current and other long term liabilities as we believe it is probable MTF will meet the supply targets.

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

Amortization expense related to intangible assets which are subject to amortization totaled $13.0 million, $13.7 million and $13.8 million for the years ending December 31, 2014, 2013 and 2012, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years.  Customer relationships are being amortized over a weighted average life of 33 years.  Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 13 years. Included in patents and other intangible assets at December 31, 2014 is an in-process research and development asset that is not currently amortized. Estimated amortization expense related to intangible assets for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2015	6,615	6,000	$12,615
2016	7,461	6,000	$13,461
2017	7,447	6,000	$13,447
2018	7,392	6,000	$13,392
2019	7,392	6,000	$13,392

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31,:

	2014	2013

Revolving line of credit	$235,000	$208,000

Mortgage notes	6,435	7,575

Total long-term debt	241,435	215,575

Less: Current portion	1,234	1,140

	$240,201	$214,435

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement. There were $235.0 million in borrowings outstanding on the revolving credit facility as of December 31, 2014.  Our available borrowings on the revolving credit facility at December 31, 2014 were $109.6 million with approximately $5.4 million of the facility set aside for outstanding letters of credit.

Interest rates on the amended and restated senior credit agreement are at LIBOR plus 1.625% (1.785% at December 31, 2014) or an alternative base rate.  For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios (the most restrictive of which is the senior leverage ratio) and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2014. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $6.4 million at December 31, 2014.  The mortgage note is collateralized by the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at December 31, 2014 are as follows:

2015	$1,234
2016	1,339
2017	1,452
2018	236,574
2019	836
Thereafter	—

Note 6 — Income Taxes

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Current tax expense (benefit):
Federal	$2,256	$(2,274)	$503
State	516	502	374
Foreign	11,995	9,247	5,176
	14,767	7,475	6,053
Deferred income tax expense (benefit)	(284)	7,218	12,946
Provision for income taxes	$14,483	$14,693	$18,999

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012

Tax provision at statutory rate based on income before income taxes	35.0%	35.0%	35.0%

State income taxes, net of federal tax benefit	1.7	1.8	1.5

New York State corporate tax reform	5.5	—	—

Stock-based compensation	(0.2)	(0.5)	(0.2)

Foreign income taxes	(4.8)	(3.1)	(4.0)

Federal research credit	(2.1)	(2.8)	—

Settlement of taxing authority examinations	(3.7)	(2.0)	(0.8)

European permanent deduction	(3.8)	(2.4)	—

Non deductible/non-taxable items	1.8	2.9	1.3

Other, net	1.6	0.1	(0.9)

	31.0%	29.0%	31.9%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Assets:
Inventory	$4,476	$3,445
Net operating losses	10,207	6,450
Capitalized research and development	1,850	2,286
Deferred compensation	3,507	3,025
Accounts receivable	2,604	2,642
Compensation and benefits	6,003	5,601
Accrued pension	6,186	(173)
Research and development credit	6,198	5,027
Other	1,564	4,365
Foreign tax credit	2,283	332
Less: valuation allowances	(293)	—
	44,585	33,000

Liabilities:
Goodwill and intangible assets	120,012	114,075
Depreciation	14,041	13,486
State taxes	6,737	3,914
Contingent interest	272	339

	141,062	131,814

Net liability	$(96,477)	$(98,814)

Income before income taxes consists of the following U.S. and foreign income:

	2014	2013	2012

U.S. income	$12,374	$20,106	$33,121
Foreign income	34,301	30,526	26,359

Total income	$46,675	$50,632	$59,480

As of December 31, 2014, the amount of federal net operating loss carryforward was $34.8 million and begins to expire in 2025. Approximately $6.5 million of the net operating loss is attributable to stock-based compensation windfall tax deductions; the windfall tax benefit has not been recorded as a deferred tax asset and will be recorded in additional paid-in-capital when realized. As of December 31, 2014, the amount of federal research credit carryforward available was $6.2 million.  These credits begin to expire in 2027.  As of December 31, 2014, the amount of foreign tax credit carryforward was $2.3 million and begins to expire in 2023.

In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as our Company to essentially 0%. Previously recorded New York State net deferred tax assets of $2.3 million, including $3.3 million of future tax benefits associated with state tax credits, have been written off as a non-cash charge to income tax expense.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences totaled $92.2 million as of December 31, 2014. It is not practicable given the complexities of the hypothetical foreign tax credit calculation to determine the tax liability on this temporary difference.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our Federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2013.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2014	2013	2012

Balance as of January 1,	$1,689	$1,587	$2,343

Increases for positions taken in prior periods	45	70	30

Increases for positions taken in current periods	—	1,132	1,129

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(1,073)	(1,010)	(1,857)

Decreases in unrecorded tax positions related to lapse of statute of limitations	(80)	(90)	(58)

Balance as of December 31,	$581	$1,689	$1,587

If the total unrecognized tax benefits of $0.6 million at December 31, 2014 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2014 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income.

Note 7 – Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2014 was paid on January 5, 2015 to shareholders of record as of December 15, 2014. The total dividend payable at December 31, 2014 was $5.5 million and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2014 and 2013, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2014, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2014, we repurchased 0.4 million shares for an aggregate cost of $16.9 million.  During 2013, we repurchased 1.6 million shares for an aggregate cost of $50.6 million. During 2012, we repurchased 0.1 million shares for an aggregate cost of $3.9 million.

We have reserved 6.8 million shares of common stock for issuance to employees and directors under three shareholder- approved share-based compensation plans (the "Plans") of which approximately 1.0 million shares remain available for grant at December 31, 2014.  The exercise price on all outstanding options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $9.3 million, $5.6 million and $5.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  These amounts are included in selling and administrative expenses, and in 2014, $3.9 million of the total is included in other expense on the consolidated statements of comprehensive income as it relates to acceleration of awards associated with executive management restructuring.  Tax related benefits of $3.4 million, $2.1 million and $2.1 million were also recognized for the years ended December 31, 2014, 2013 and 2012, respectively.  Cash received from the exercise of stock options was $1.8 million, $16.7 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Grant date fair value of SARs	$13.40	$9.77	$7.38
Expected stock price volatility	34.85%	35.88%	35.84%
Risk-free interest rate	1.53%	1.04%	0.62%
Expected annual dividend yield	1.80%	1.79%	2.00%
Expected life of options & SARs (years)	6.4	6.3	6.4

The following table illustrates the stock option and SAR activity for the year ended December 31, 2014.

	Number of Shares (in 000’s)	Weighted- Average Exercise Price

Outstanding at December 31, 2013	1,130	$25.55

Granted	109	$44.56
Forfeited	(68)	$40.76
Exercised	(718)	$24.90

Outstanding at December 31, 2014	453	$28.85
Exercisable at December 31, 2014	245	$25.38
SARs expected to vest	208	$32.93

The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2014 was 6.0 years and 4.4 years, respectively.  The aggregate intrinsic value of stock options and SARs outstanding and exercisable at December 31, 2014 was $7.3 million and $4.8 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2014, 2013 and 2012 was $10.7 million, $4.7 million and $3.3 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2014.

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2013	476	$27.14

Granted	184	$43.21
Vested	(259)	$28.54
Forfeited	(79)	$35.10

Outstanding at December 31, 2014	322	$33.14

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2014, 2013 and 2012 was $43.21, $33.02 and $26.18, respectively.

The total fair value of shares vested was $11.6 million, $7.1 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $9.6 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.0 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock through the exercise of stock options granted by the Company at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2014, we issued approximately 13,000 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 8 — Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.

Our product lines consist of orthopedic surgery, general surgery and surgical visualization. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. Surgical visualization consists of imaging systems for use in minimally invasive orthopedic and general surgery procedures including 2DHD and 3DHD vision technologies. These product lines' net sales are as follows:

	2014	2013	2012

Orthopedic surgery	$402,750	$410,171	$413,891
General surgery	279,356	286,747	286,606
Surgical visualization	57,949	65,786	66,643
Consolidated net sales	$740,055	$762,704	$767,140

Net sales information for geographic areas consists of the following:

	2014	2013	2012

United States	$360,960	$375,473	$382,256
Canada	63,686	73,457	73,746
United Kingdom	30,496	28,471	31,653
Japan	37,230	36,705	33,997
Australia	38,711	38,752	40,835
All other countries	208,972	209,846	204,653
Total	$740,055	$762,704	$767,140

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2014 and 2013.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2014, 2013 and 2012.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $6.9 million, $7.3 million and $6.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.  The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31,:

	2014	2013

Accumulated Benefit Obligation	$91,107	$75,946

Change in benefit obligation
Projected benefit obligation at beginning of year	$75,946	$85,363
Service cost	271	253
Interest cost	3,465	3,315
Actuarial (gain) loss	16,546	(8,082)
Benefits paid	(1,414)	(1,250)
Settlement	(3,707)	(3,653)
Projected benefit obligation at end of year	$91,107	$75,946

Change in plan assets
Fair value of plan assets at beginning of year	$76,442	$62,763
Actual gain on plan assets	2,110	11,082
Employer contributions	—	7,500
Benefits paid	(1,414)	(1,250)
Settlement	(3,707)	(3,653)
Fair value of plan assets at end of year	$73,431	$76,442

Funded status	$(17,676)	$496

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2014	2013

Other assets/(Other long-term liabilities)	$(17,676)	$496
Accumulated other comprehensive loss	(48,782)	(30,001)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2014	2013

Discount rate	3.81%	4.75%
Expected return on plan assets	8.00%	8.00%

Accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 consists of net actuarial losses of $48,782 and $30,001, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2014 are as follows:

Current year actuarial loss	$(16,733)
Amortization of actuarial loss	(2,048)
Total recognized in other comprehensive loss	$(18,781)

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2015 is $3.2 million.

Net periodic pension cost for the years ended December 31, consists of the following:

	2014	2013	2012

Service cost	$271	$253	$277
Interest cost on projected benefit obligation	3,465	3,315	3,429
Expected return on plan assets	(2,297)	(5,491)	(4,566)
Amortization of loss	(2,048)	3,059	2,876
Settlement expense	—	1,443	—
Net periodic pension (income) cost	$(609)	$2,579	$2,016

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2014	2013	2012

Discount rate	4.75%	3.90%	4.30%
Expected return on plan assets	8.00%	8.00%	8.00%

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2014	2013	2015

Equity securities	84%	79%	75%
Debt securities	16	21	25
Total	100%	100%	100%

As of December 31, 2014, the Plan held 27,562 shares of our common stock, which had a fair value of $1.2 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

The following table sets forth the fair value of Plan assets as of December 31,:

	2014	2013

Common Stock	$35,337	$31,412
Money Market Fund	3,320	7,018
Mutual Funds	26,671	28,726
Fixed Income Securities	8,103	9,286
Total Assets at Fair Value	$73,431	$76,442

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements. A valuation hierarchy was established for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and 2013:

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

The following table sets forth by level, within the fair value hierarchy, the Plan's assets at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014	Level 1	Level 2	Total

Common Stock	$35,337	$—	$35,337
Money Market Fund	—	3,320	3,320
Mutual Funds	26,671	—	26,671
Fixed Income Securities	8,103	—	8,103
	$70,111	$3,320	$73,431

December 31, 2013	Level 1	Level 2	Total

Common Stock	$31,412	$—	$31,412
Money Market Fund	—	7,018	7,018
Mutual Funds	28,726	—	28,726
Fixed Income Securities	9,286	—	9,286
	$69,424	$7,018	$76,442

We do not expect to make any contributions to our pension plan for the 2015 Plan year.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2014 and reflect the impact of expected future employee service.

2015	$4,875
2016	2,892
2017	3,174
2018	3,589
2019	3,827
2020-2024	23,710

Note 10 — Legal Matters and Contingencies

From time to time, we are subject to claims alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These may involve our United States or foreign operations, or sales by foreign distributors. Likewise, from time to time, the Company may receive an information request or subpoena from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department, or other federal and state agencies or foreign governments or government agencies. These information requests or subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or as required as a matter of law. In some cases we may be entitled to indemnification by third parties. We establish reserves sufficient to cover probable losses associated with any such pending claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

In September 2012, Bonutti Skeletal Innovations, LLC, an affiliate of Acacia Research Group, filed a complaint in the United States District Court for the Middle District of Florida against CONMED and certain of its subsidiaries. The Complaint asserts that select CONMED products infringe patents allegedly owned by Bonutti Skeletal Innovations. On the same day that it sued CONMED, Bonutti Skeletal Innovations sued several other orthopedic companies. The Company believed, and continues to believe, that the products in question do not infringe the patents-in-suit, and the Company vigorously defended the claims. In an order and decision dated March 25, 2014, the Court construed eight of the claims asserted in the case in a manner largely adverse to the plaintiff. In addition, on March 11 and March 28, 2014, the United States Patent Office granted CONMED's petitions for inter partes review with respect to two of the patents-in-suit. On April 23, 2014, CONMED and Acacia agreed to settle the claims for a payment by CONMED of $0.9 million.

During the third quarter of 2013, the FDA inspected our Centennial, CO manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, CO manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We believe our responses were complete, although the FDA has not yet provided any response or feedback in this regard.  The remediation costs to date have not been material, although there can be no assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.

Note 11 — Other Expense

Other expense for the year ended December 31, consists of the following:

	2014	2013	2012
Administrative consolidation costs	$3,354	$8,750	$6,497
Costs associated with management restructuring	12,546	—	—
Costs associated with shareholder activism	3,966	—	—
Costs associated with purchase of a business	722	—	1,194
Costs associated with patent dispute and other matters	3,374	3,206	1,555
Pension settlement expense	—	1,443	—
Costs associated with purchase of a distributor	—	—	704
Other expense	$23,962	$13,399	$9,950

During 2014, 2013 and 2012, we restructured certain administrative functions and incurred $3.4 million, $8.8 million and $6.5 million, respectively, in related costs consisting principally of severance charges and, for the 2013 year, also included the write-off of certain patents.

During 2014, we incurred $12.5 million in costs associated with restructuring of executive management. These costs include severance payments, accelerated vesting of stock-based compensation awards, accrual of the present value of deferred compensation and other benefits to our then Chief Executive Officer as defined in his termination agreement; accelerated vesting of stock-based compensation awards to certain members of executive management, consulting fees and other benefits earned as further described in our Form 8-K filing on July 23, 2014.

During 2014, we incurred $4.0 million in consulting and legal costs associated with shareholder activism.

During 2014 and 2012, we incurred $0.7 million and $1.2 million, respectively, in acquisition related costs as further described in Note 16.

During 2014 and 2013, we incurred $3.4 million and $3.2 million, respectively in legal and settlement costs. Legal costs for a patent infringement claim that we settled totaled $1.9 million and $3.2 million in 2014 and 2013, respectively. The 2014 patent infringement claim costs included $0.9 million in settlement costs during the first quarter of 2014 as further described in Note 10. The remaining $1.5 million in 2014 legal costs were associated with a legal matter in which we prevailed at trial and consulting fees.

During 2012, we incurred $1.6 million in legal costs related to a contractual dispute with a former distributor. The dispute was resolved in the second quarter of 2012.

During 2013, we had a higher level of lump sum withdrawals from pension plan participants. This resulted in an acceleration of the recognition of a portion of our projected benefit obligation and we therefore recorded a pension settlement expense of $1.4 million. Refer to Note 9 for details.

During 2012, we incurred $0.7 million in charges associated with the 2011 purchase the Company's former distributor for the Nordic region of Europe.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2014	2013	2012

Balance as of January 1,	$2,422	$3,636	$3,618

Provision for warranties	3,492	3,061	4,163
Claims made	(3,628)	(4,275)	(4,145)

Balance as of December 31,	$2,286	$2,422	$3,636

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2014 which have been accounted for as cash flow hedges totaled $109.9 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.6 million, $0.2 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $3.3 million at

December 31, 2014.  It is expected these unrealized gains will be recognized in the consolidated statement of comprehensive income in 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2014 which have not been designated as hedges totaled $35.5 million.  Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated -$0.2 million, -$0.3 million and -$2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, offsetting gains (losses) on our intercompany receivables of -$0.5 million, -$0.8 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2014 and 2013:

December 31, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid & other current assets	$6,167	Prepaid & other current assets	$(971)	$5,196

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid & other current assets	44	Prepaid & other current assets	(61)	(17)

Total derivatives		$6,211		$(1,032)	$5,179

December 31, 2013	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$975	Other current liabilities	$(3,172)	$(2,197)

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	52	Other current liabilities	(78)	(26)

Total derivatives		$1,027		$(3,250)	$(2,223)

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, at December 31, 2014 and December 31, 2013 we have recorded the net fair value of $5.2 million and -$2.2 million, respectively, in prepaids and other current assets and other current liabilities, respectively.

Fair Value Disclosure. FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements. This guidance applies when fair value measurements are required or permitted. The guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Fair value is defined based upon an exit price model.

Valuation Hierarchy. A valuation hierarchy was established for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no changes in the assumptions since the acquisition.

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition as further described in Note 16. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The business acquisition involves the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and revenue based payments as further described in Note 16. Contingent consideration is recorded at the estimated fair value of the contingent milestone and revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated statements of comprehensive income. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. There have been no changes in the assumptions since the acquisition.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 14 - New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. The new standard will become effective beginning with the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating both the impact of adopting this new guidance on the consolidated financial statements and the method of adoption.

The Company does not believe there are any other new accounting pronouncements that would have a material impact on its financial position or results of operations.

Note 15 – Restructuring

During 2014, 2013 and 2012 we incurred the following restructuring costs:

	2014	2013	2012
Facility consolidation costs	$5,612	$6,489	$7,052
Termination of a product offering	—	2,137	—
Restructuring costs included in cost of sales	$5,612	$8,626	$7,052

Administrative consolidation changes	$3,354	$8,750	$6,497
Costs associated with management restructuring	12,546	—	—
Restructuring costs included in other expense	$15,900	$8,750	$6,497

During 2014, 2013 and 2012, we continued our operational restructuring plan which includes the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; the consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico facilities; and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We believe the consolidation of our Finland and Westborough, Massachusetts operations are substantially complete and our Centennial, Colorado consolidation is to be completed over the next 12 months. We incurred $5.6 million, $6.5 million, and $7.1 million in costs associated with the operational restructuring during the years ending December 31, 2014, 2013 and 2012, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of sales during 2013.

Restructuring costs included in other expense are described more fully in Note 11.

We have recorded an accrual in current and other long term liabilities of $8.3 million at December 31, 2014 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2014	$3,128

Expenses incurred	7,434

Payments made	(2,308)

Balance, December 31, 2014	$8,254

A significant portion of this accrual will be paid out in 2015 and 2016.

Note 16 – Business Acquisition

On July 30, 2014, the Company purchased the stock of EndoDynamix, Inc., a developer of minimally invasive surgical instruments, for a cash purchase price of $1.3 million and accrued $13.9 million in contingent consideration. The fair value of this acquisition included assets of $9.5 million related to in-process research and development to be amortized over a ten year period and $7.8 million in goodwill, and liabilities of $13.9 million related to contingent consideration and $1.8 million in deferred income tax liabilities. The allocation of purchase price is preliminary and therefore subject to adjustment in future periods. The remaining contingent consideration totaled $10.1 million as of December 31, 2014. Certain pro-forma and other disclosures are not included because the effects are not material.

On September 24, 2012, we purchased Viking Systems, Inc. ("Viking acquisition") for approximately $22.5 million in cash. Viking Systems, Inc. developed, manufactured and marketed visualization solutions for minimally invasive surgeries.

The unaudited pro forma statements of operations for the year ended December 31, 2012 are presented below. This pro forma statement of operations has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Viking acquisition occurred on January 1, 2012, or which may result in the future.

2012
Net sales	$774,239
Net income	38,018

Earnings per share:
Basic	$1.34
Diluted	1.33

Net sales of $3.4 million and a pre-tax loss of $1.5 million have been recorded in the consolidated statement of comprehensive income for the year ended December 31, 2012 related to the Viking acquisition.

Note 17 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2014 and 2013 are as follows:

	Three Months Ended
	March	June	September	December
2014
Net sales	$181,941	$188,150	$174,961	$195,003
Gross profit	102,582	101,028	96,414	104,033
Net income	8,626	10,255	1,972	11,339
EPS:
Basic	.32	.38	.07	.41
Diluted	.31	.37	.07	.41

	Three Months Ended
	March	June	September	December
2013
Net sales	$187,014	$192,993	$179,255	$203,442
Gross profit	102,682	102,916	95,424	111,395
Net income	10,492	9,533	5,687	10,227
EPS:
Basic	.37	.35	.21	.37
Diluted	.37	.34	.20	.36

Items Included In Selected Quarterly Financial Data:

2014

First Quarter

During the first quarter of 2014, we incurred $0.9 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico; consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales – see Note 15.

During the first quarter of 2014, we recorded a charge of $0.7 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the first quarter of 2014, we recorded a charge of $1.9 million to other expense related to legal costs associated with a patent infringement claim that we settled, including $0.9 million in settlement costs - see Note 10 and Note 11.

During the first quarter of 2014, we recorded a charge of $0.6 million to other expense related to consulting and legal costs associated with shareholder activism - see Note 11.

In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. Previously recorded New York State net deferred tax assets of $2.3 million have been written off as a non-cash charge to income tax expense - see Note 6.

Second Quarter

During the second quarter of 2014, we incurred $1.4 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales – see Note 15.

During the second quarter of 2014, we recorded a charge of $0.5 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the second quarter of 2014, we recorded a charge of $1.4 million to other expense related to a legal matter in which we prevailed at trial and consulting fees - see Note 11.

During the second quarter of 2014, we recorded a charge of $0.9 million to other expense related to consulting and legal costs associated with shareholder activism - see Note 11.

Third Quarter

During the third quarter of 2014, we incurred $1.4 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales – see Note 15.

During the third quarter of 2014, we recorded a charge of $0.6 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the third quarter of 2014, we recorded a charge of $2.4 million to other expense related to consulting and legal costs associated with shareholder activism - see Note 11.

During the third quarter of 2014, we recorded a charge of $11.0 million to other expense related to costs associated with restructuring of executive management. These costs include severance payments, accelerated vesting of stock-based compensation awards, accrual of the present value of deferred compensation and other benefits to our then Chief Executive Officer as defined in his termination agreement; accelerated vesting of stock-based compensation awards to certain members of executive management and other benefits earned - see Note 11.

During the third quarter of 2014, we recorded a charge of $0.3 million to other expense associated with the purchase of EndoDynamix, Inc. - see Note 11 and Note 16.

Fourth Quarter

During the fourth quarter of 2014, we incurred $1.9 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales – see Note 15.

During the fourth quarter of 2014, we recorded a charge of $1.5 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the fourth quarter of 2014, we recorded a charge of $0.1 million to other expense related to legal costs - see Note 11.

During the fourth quarter of 2014, we recorded a charge of $1.5 million to other expense related to costs associated with restructuring of executive management. These costs include accelerated vesting of stock-based compensation awards to certain members of executive management, consulting fees and other benefits earned - see Note 11.

During the fourth quarter of 2014, we recorded a charge of $0.3 million to other expense associated with the purchase of EndoDynamix, Inc. - see Note 11 and Note 16.

2013

First Quarter

During the first quarter of 2013, we incurred $1.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico; consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities. These costs were charged to cost of sales – see Note 15.

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

Second Quarter

During the second quarter of 2013, we incurred $1.6 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico; consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities. These costs were charged to cost of sales – see Note 15.

During the second quarter of 2013, we recorded a charge of $1.6 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the second quarter of 2013, we recorded a charge of $0.5 million to other expense related to legal costs associated with a patent infringement claim - see Note 10 and Note 11.

Third Quarter

During the third quarter of 2013, we incurred $1.1 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico; consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities.  These costs were charged to cost of sales – see Note 15.

During the third quarter of 2013, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of sales - see Note 15.

During the third quarter of 2013, we recorded a charge of $3.1 million to other expense related to consolidating certain administrative functions - see Note 11 and Note 15.

During the third quarter of 2013, we recorded a charge of $1.5 million to other expense related to legal costs associated with a patent infringement claim - see Note 10 and Note 11.

Fourth Quarter

During the fourth quarter of 2013, we incurred $2.1 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico; consolidation of our Finland operations into our Largo, Florida and

Utica, New York manufacturing facilities and consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities.  These costs were charged to cost of sales – see Note 15.

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

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Column C
		Additions
	Column B
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Column E
Column A				Column D	Balance at End of Period
Description				Deductions
2014

Allowance for bad debts	$1,384	$517	$—	$(662)	$1,239
Sales returns and
allowance	3,098	252	—	(269)	3,081
Deferred tax asset
valuation allowance	—	293	—	—	293

2013

Allowance for bad debts	$1,203	$421	$—	$(240)	$1,384
Sales returns and
allowance	3,609	398	—	(909)	3,098
Deferred tax asset
valuation allowance	—	—	—	—	—

2012

Allowance for bad debts	$1,183	$530	$—	$(510)	$1,203
Sales returns and
allowance	4,097	317	—	(805)	3,609
Deferred tax asset
valuation allowance	—	—	—	—	—