Form 10-Q
period 2015-03-31
CONMED CORP
filed 2015-04-24
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2015	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

(315) 797-8375
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 21, 2015 is 27,598,167 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$177,940	$181,941

Cost of sales	85,658	79,359

Gross profit	92,282	102,582

Selling and administrative expense	74,786	78,364

Research and development expense	6,542	6,910

Operating expenses	81,328	85,274

Income from operations	10,954	17,308

Interest expense	1,460	1,461

Income before income taxes	9,494	15,847

Provision for income taxes	3,182	7,221

Net income	$6,312	$8,626

Comprehensive income (loss)	$(3,715)	$9,577

Per share data:

Net income
Basic	$0.23	$0.32
Diluted	0.23	0.31

Dividends per share of common stock	$0.20	$0.20

Weighted average common shares
Basic	27,573	27,349
Diluted	27,820	27,854

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,729	$66,332
Accounts receivable, net	128,950	129,287
Inventories	144,199	148,149
Deferred income taxes	12,812	14,348
Prepaid expenses and other current assets	22,376	23,034
Total current assets	374,066	381,150
Property, plant and equipment, net	132,958	133,429
Deferred income taxes	1,193	1,398
Goodwill	255,748	256,232
Other intangible assets, net	313,798	316,440
Other assets	9,983	9,545
Total assets	$1,087,746	$1,098,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,234	$1,234
Accounts payable	27,834	23,752
Accrued compensation and benefits	31,375	36,446
Income taxes payable	3,010	2,668
Other current liabilities	50,032	51,856
Total current liabilities	113,485	115,956

Long-term debt	257,201	240,201
Deferred income taxes	112,659	112,223
Other long-term liabilities	30,311	48,516
Total liabilities	513,656	516,896

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2015 and 2014, respectively	313	313
Paid-in capital	320,993	319,752
Retained earnings	406,941	406,145
Accumulated other comprehensive loss	(49,849)	(39,822)
Less: 3,718,911 and 3,744,473 shares of common stock
in treasury, at cost in 2015 and 2014, respectively	(104,308)	(105,090)
Total shareholders’ equity	574,090	581,298
Total liabilities and shareholders’ equity	$1,087,746	$1,098,194

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,312	$8,626
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	4,633	4,568
Amortization	5,537	6,300
Stock-based compensation	1,856	1,185
Deferred income taxes	1,253	3,325
Increase (decrease) in cash flows
from changes in assets and liabilities:
Accounts receivable	(3,805)	10,636
Inventories	(1,155)	(11,936)
Accounts payable	3,733	(1,151)
Income taxes receivable (payable)	675	1,826
Accrued compensation and benefits	(4,485)	(9,164)
Other assets	2,917	2,088
Other liabilities	(2,662)	722
	8,497	8,399
Net cash provided by operating activities	14,809	17,025

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,061)	(4,065)
Payments related to a business acquisition	(853)	—
Net cash used in investing activities	(4,914)	(4,065)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	181	729
Repurchase of common stock	—	(16,862)
Proceeds from senior credit agreement	17,000	27,000
Payments related to distribution agreement	(16,667)	(16,667)
Dividends paid on common stock	(5,510)	(5,545)
Other, net	362	138
Net cash used in financing activities	(4,634)	(11,207)

Effect of exchange rate changes on cash and cash equivalents	(5,864)	122

Net increase (decrease) in cash and cash equivalents	(603)	1,875

Cash and cash equivalents at beginning of period	66,332	54,443

Cash and cash equivalents at end of period	$65,729	$56,318

Non-cash financing activities:
Dividends payable	$5,516	$5,442

See notes to consolidated condensed financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 – Operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or shareholders' equity as previously reported.

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2015	2014

Net income	$6,312	$8,626

Other comprehensive income:
Pension liability, net of income tax (income tax expense of $300 and $157 for the three months ended March 31, 2015 and 2014, respectively)	512	270
Cash flow hedging gain, net of income tax (income tax expense of $1,150 and $425 for the three months ended March 31, 2015 and 2014, respectively)	1,962	725
Foreign currency translation adjustment	(12,501)	(44)

Comprehensive income (loss)	$(3,715)	$9,577

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications	275	—	(12,501)	(12,226)
Amounts reclassified from other accumulated comprehensive income (loss) before tax[a]	2,676	812	—	3,488
Income tax	(989)	(300)	—	(1,289)

Net current-period other comprehensive income (loss)	1,962	512	(12,501)	(10,027)

Balance, March 31, 2015	$5,238	$(30,248)	$(24,839)	$(49,849)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income (loss) before reclassifications	800	—	(44)	756
Amounts reclassified from other accumulated comprehensive income (loss) before tax[a]	(119)	427	—	308
Income tax	44	(157)	—	(113)

Net current-period other comprehensive income (loss)	725	270	(44)	951

Balance, March 31, 2014	$(660)	$(18,648)	$2,687	$(16,621)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost (income), respectively. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31,

2015 which have been accounted for as cash flow hedges totaled $77.8 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $2.7 million and $(0.1) million for the three months ended March 31, 2015 and 2014, respectively. Net unrealized gains on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive loss totaled $5.2 million at March 31, 2015. It is expected these unrealized gains will be recognized in the consolidated condensed statements of comprehensive income (loss) in 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2015 which have not been designated as hedges totaled $35.8 million. Net realized gains recognized in connection with those forward contracts not accounted for as hedges approximated $0.6 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, offsetting losses on our intercompany receivables of $(0.7) million and $(0.3) million for the three months ended March 31, 2015 and 2014, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income (loss).

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2015 and December 31, 2014:

March 31, 2015	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$9,291	Prepaid expenses and other current assets	$(984)	$8,307

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	1	Prepaid expenses and other current assets	(50)	(49)

Total derivatives		$9,292		$(1,034)	$8,258

December 31, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$6,167	Prepaid expenses and other current assets	$(971)	$5,196

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	44	Prepaid expenses and other current assets	(61)	(17)

Total derivatives		$6,211		$(1,032)	$5,179

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at March 31, 2015 and December 31, 2014, we have recorded the net fair value of $8.3 million and $5.2 million, respectively, in prepaid expenses and other current assets.

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

Valuation Hierarchy. A valuation hierarchy was established for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no significant changes in the assumptions since the EndoDynamix, Inc. acquisition.

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2015 consist of forward foreign exchange contracts and contingent liabilities associated with the EndoDynamix, Inc. acquisition as further described in Note 7. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The EndoDynamix, Inc. acquisition involves the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and revenue based payments as further described in Note 7. Contingent consideration is recorded at the estimated fair value of the contingent milestone and revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated condensed statements of comprehensive income (loss). We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014

Raw materials	$42,600	$44,847
Work-in-process	15,912	13,876
Finished goods	85,687	89,426
Total	$144,199	$148,149

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014

Net income	$6,312	$8,626

Basic – weighted average shares outstanding	27,573	27,349

Effect of dilutive potential securities	247	505

Diluted – weighted average shares outstanding	27,820	27,854

Net income
Basic (per share)	$0.23	$0.32
Diluted (per share)	0.23	0.31

The shares used in the calculation of diluted EPS exclude options to purchase shares of approximately 38 and 0 for the three months ended March 31, 2015 and 2014, respectively, where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be antidilutive.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2015 are as follows:

Balance as of December 31, 2014	$256,232

Reduction in goodwill resulting from a business acquisition purchase price allocation adjustment	(525)

Foreign currency translation	41

Balance as of March 31, 2015	$255,748

The purchase price was allocated based on information available at the acquisition date. During the quarter ended March 31, 2015, we recorded a measurement period adjustment, which reduced goodwill by $0.5 million. The amount was not considered material and therefore prior periods have not been revised.

Other intangible assets consist of the following:

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$136,689	$(60,896)	$136,126	$(59,707)

Promotional, marketing and distribution rights	149,376	(19,500)	149,376	(18,000)

Patents and other intangible assets	63,138	(41,553)	63,464	(41,363)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$435,747	$(121,949)	$435,510	$(119,070)

Customer relationships, trademarks and tradenames and patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 5, 2015 and January 3, 2014, we paid equal installments of $16.7 million and on January 3, 2013, we paid $34.0 million of the additional consideration. The remaining $16.7 million of the additional consideration is due in January 2016 and is accrued in other current liabilities as we believe it is probable MTF will meet the supply targets.

On July 30, 2014, the Company purchased the stock of EndoDynamix, Inc., a developer of minimally invasive surgical instruments. The purchase price included $13.9 million in contingent consideration based upon certain milestones being achieved totaling $10.3 million and future royalties to be incurred of $3.6 million. Contingent consideration was valued using a discounted cash flow method. We paid $3.7 million of the milestone payment on October 17, 2014 and another $2.4 million payment on April 13, 2015. We expect the remaining milestones to be achieved and paid by the end of 2015. We expect the royalty payments to be made between 2015 and 2020. The remaining contingent consideration totaled $10.2 million as of March 31, 2015.

Amortization expense related to intangible assets which are subject to amortization totaled $3.2 million and $3.3 million in the three months ended March 31, 2015 and 2014, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss). The weighted average amortization period for intangible assets which are amortized is 27 years. Customer relationships are being amortized over a weighted average life of 33 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 14 years.  Included in patents and other intangible assets at March 31, 2015 is an in-process research and development asset related to the EndoDynamix, Inc. acquisition that is not currently amortized.

The estimated intangible asset amortization expense for the year ending December 31, 2015, including the three month period ended March 31, 2015 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2015	$6,657	6,000	$12,657
2016	$7,503	6,000	$13,503
2017	$7,485	6,000	$13,485
2018	$7,430	6,000	$13,430
2019	$7,430	6,000	$13,430
2020	$7,458	6,000	$13,458

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2015	2014

Balance as of January 1,	$2,286	$2,422

Provision for warranties	951	828

Claims made	(873)	(873)

Balance as of March 31,	$2,364	$2,377

Note 9 – Pension Plan

Net periodic pension (income) cost consists of the following:

	Three Months Ended March 31,
	2015	2014

Service cost	$67	$72

Interest cost on projected benefit obligation	888	877

Expected return on plan assets	(1,469)	(1,496)

Net amortization and deferral	812	427

Net periodic pension (income) cost	$298	$(120)

We do not expect to make any pension contributions during 2015.

Note 10 – Restructuring and Other Expense

Restructuring and other expense consists of the following:

	Three Months Ended March 31,
	2015	2014

Restructuring costs included in cost of sales	$2,329	$948

Restructuring costs	$6,180	$713
Patent dispute and shareholder activism costs	—	2,484
Restructuring and other expense included in selling and administrative expense	$6,180	$3,197

During the three months ended March 31, 2014, we incurred $1.9 million in legal fees associated with a patent infringement claim, including $0.9 million in settlement costs. We also incurred $0.6 million in consulting fees related to shareholder activism.

During 2015 and 2014, we continued our operational restructuring plan. In 2015, we continued the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect our Centennial, Colorado consolidation is to be completed over the next 9 months. During 2014, we completed the consolidation of our Finland, operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $2.3 million and $0.9 million in costs associated with the operational restructuring during the three months ended March 31, 2015 and 2014, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland; Westborough, Massachusetts and Centennial, Colorado operations.

During 2015 and 2014, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $6.2 million and $0.7 million, respectively, for the three months ended March 31, 2015 and 2014, respectively.

We have recorded an accrual in current and other long term liabilities of $8.9 million at March 31, 2015 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2015	$8,254

Expenses incurred	2,794

Payments made	(2,170)

Balance at March 31, 2015	$8,878

Note 11 — Business Segments
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

	Three Months Ended March 31,
	2015	2014

Orthopedic surgery	$98,597	$105,948
General surgery	66,062	63,460
Surgical visualization	13,281	12,533
Consolidated net sales	$177,940	$181,941

Note 12 – Legal Proceedings

From time to time, we are subject to claims alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These may involve our United States or foreign operations, or sales by foreign distributors. Likewise, from time to time, the Company may receive an information request or subpoena from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests or subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. The product liability claims are generally covered by various insurance policies, subject to certain deductible amounts, maximum policy limits and certain exclusions in the respective policies or as required as a matter of law. In some cases, we may be entitled to indemnification by third parties. We establish reserves sufficient to cover probable losses associated with any such pending claims. We do not expect that the resolution of any pending claims or investigations will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims or investigations, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions; wastewater discharges; the use, handling and disposal of hazardous substances and wastes; soil and groundwater remediation and employee health and safety. In some jurisdictions, environmental requirements may be expected to become more stringent in the future. In the United States, certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations would not have a material adverse effect on our financial condition, results of operations or cash flows.

During the third quarter of 2013, the U.S. Food and Drug Administration ("FDA") inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA, and are in the process of responding to and addressing these questions.  The remediation costs to date have not been material, although there can be no assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.

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

In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs". This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This ASU is effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted for financial statements that have not been previously issued and the ASU must be adopted on a retrospective basis. Accordingly, we will adopt this ASU on January 1, 2016. The new standard will become effective beginning with the first quarter of 2016. We do not believe this will have a material impact on the consolidated financial statements.

The Company does not believe there are any other new accounting pronouncements that would have a material impact on its financial position or results of operations.

Note 14 - Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 33.5% for the quarter ended March 31, 2015 compared to the 45.6% effective tax rate recorded in the same period a year ago due to tax legislation changes. In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer had value due to a zero percent tax rate. Accordingly, we had written off these New York State tax assets as a non-cash charge to income tax expense in the quarter ended March 31, 2014.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2014 and the following, among others:

•	general economic and business conditions;

•	changes in foreign exchange and interest rates;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of litigation, especially patent litigation, as well as the cost associated with patent and other litigation;

•	the risk of a lack of allograft tissue due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues; and

•	compliance with and changes in regulatory requirements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2014 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures. The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2015	2014

Orthopedic surgery	55.4%	58.2%
General surgery	37.1%	34.9%
Surgical visualization	7.5%	6.9%
Consolidated net sales	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 79% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 51.1% during the three months ended March 31, 2015.

Business Environment

2014 brought with it a year of change for CONMED Corporation. As discussed more fully in our Annual Report on Form 10-K, we have had many changes in senior management and the Board of Directors of the Company.

As a result of these changes, there is a renewed focus on research and development initiatives and our new leadership has begun an overhaul of much of our U.S. selling effort including the combination of our Advanced Energy and Endomechanical sales forces into a new Advanced Surgical sales force and an expanded Orthopedic sales force with new sales management. We believe these changes and others will enable us to leverage our extensive product portfolio and sales and marketing infrastructure and lead to enhanced customer focus and improved sales performance. We will look to further expand our footprint through organic growth and acquisitions that fit into our business model.

We are continuing our efforts to restructure and streamline both our operations and administrative functions in an effort to make our organization more efficient and to reduce costs. These efforts include the ongoing restructuring plan to consolidate our Centennial, Colorado manufacturing operation into other CONMED facilities which we expect to complete by the end of the year.

Finally, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. During the third quarter of 2013, the FDA inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA, and are in the process of responding to and addressing these questions.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.
Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2014 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•	revenue recognition;

•	inventory valuation;

•	goodwill and intangible assets;

•	pension plan;

•	stock-based compensation costs; and

•	income taxes.

There have been no material changes in these aforementioned critical accounting policies.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2015	2014

Net sales	100.0%	100.0%
Cost of sales	48.1	43.6
Gross profit	51.9	56.4
Selling and administrative expense	42.0	43.1
Research and development expense	3.7	3.8
Income from operations	6.2	9.5
Interest expense	0.8	0.8
Income before income taxes	5.4	8.7
Provision for income taxes	1.8	4.0
Net income	3.6%	4.7%
Sales

Sales for the quarter ended March 31, 2015 were $177.9 million, a decrease of $4.0 million (-2.2%) compared to sales of $181.9 million in the same period a year ago with decreases in our orthopedic surgery products offset by increases in our general surgery and surgical visualization products.  In constant currency, excluding the effects of the hedging program, sales increased 0.8%. Sales of capital equipment increased $2.3 million (6.5%) to $37.8 million in the quarter ended March 31, 2015 from $35.5 million in the same period a year ago; sales of single-use products decreased $6.3 million (-4.3%) to $140.1 million in the quarter ended March 31, 2015 from $146.4 million in the same period a year ago.  On a constant currency basis, excluding the effects of our hedging program, sales of capital equipment increased 9.9% and single-use products decreased 1.4%.

•
Orthopedic surgery sales decreased $7.3 million (-6.9%) in the quarter ended March 31, 2015 to $98.6 million from $105.9 million in the same period a year ago mainly due to lower sales in our procedure specific and resection product offerings.  In constant currency, excluding the effects of the hedging program, sales decreased 3.2%.

•
General surgery sales increased $2.6 million (4.1%) in the quarter ended March 31, 2015 to $66.1 million from $63.5 million in the same period a year ago with higher sales across all product offerings.  In constant currency, excluding the effects of the hedging program, sales increased 5.8%.

•
Surgical visualization sales increased $0.7 million (5.6%) in the quarter ended March 31, 2015 to $13.2 million from $12.5 million in the same period a year ago mainly due to higher sales in our video systems product offering.  In constant currency, excluding the effects of the hedging program, sales increased 9.6%.

Cost of Sales

Cost of sales increased to $85.7 million in the quarter ended March 31, 2015 as compared to $79.4 million in the same period a year ago.  Gross profit margins decreased 4.5 percentage points to 51.9% in the quarter ended March 31, 2015 as compared to 56.4% in the same period a year ago.  The decrease in gross profit margins of 4.5 percentage points is a result of the impact of expensing unfavorable production variances (1.6 percentage points), unfavorable foreign exchange rates on sales (1.5 percentage points), higher costs associated with the operational restructuring (0.8 percentage points) and product mix (0.6 percentage points).

Selling and Administrative Expense

Selling and administrative expense decreased to $74.8 million in the quarter ended March 31, 2015 as compared to $78.4 million in the same period a year ago. Selling and administrative expense as a percentage of net sales decreased to 42.0% in the quarter ended March 31, 2015 as compared to 43.1% in the same period a year ago. The decrease in expense is mainly due to the restructuring across our selling and administrative functions during 2014 and the first quarter of 2015, lower medical device tax and lower legal fees associated with a patent infringement claim that we settled in the first quarter of 2014.

Research and Development Expense

Research and development expense remained relatively flat at $6.5 million in the quarter ended March 31, 2015 as compared to $6.9 million in the same period a year ago.  As a percentage of net sales, research and development expense decreased to 3.7% in the quarter ended March 31, 2015 compared to 3.8% in the same period a year ago. The decrease of 0.1 percentage points is mainly a result of the timing of development projects.

Interest Expense

Interest expense remained flat at $1.5 million in the quarters ended March 31, 2015 and 2014.  The weighted average interest rates on our borrowings decreased to 2.20% in the quarter ended March 31, 2015 as compared to 2.36% in the same period a year ago.

Provision for Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 33.5% for the quarter ended March 31, 2015 compared to the 45.6% effective tax rate recorded in the same period a year ago due to tax legislation changes. In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer had value due to a zero percent tax rate. Accordingly, we had written off these New York State tax assets as a non-cash charge to income tax expense in the quarter ended March 31, 2014. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2014, Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the amended and restated senior credit agreement, and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. We believe that our cash on hand, cash from operating activities and proceeds from our amended and restated senior credit agreement provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

Operating cash flows

Our net working capital position was $260.6 million at March 31, 2015.  Net cash provided by operating activities was $14.8 million and $17.0 million in the three months ended March 31, 2015 and 2014, respectively, generated on net income of $6.3 million and $8.6 million for the three months ended March 31, 2015 and 2014, respectively.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2015 consisted of capital expenditures and cash paid for the purchase of a distributor. Capital expenditures were $4.1 million in both the three months ended March 31, 2015 and 2014 and are expected to approximate $16.0 million in 2015. The purchase of a distributor resulted in a $0.9 million use of cash.

Financing cash flows

Financing activities in the first three months of 2015 resulted in a use of cash of $4.6 million compared to $11.2 million in the same period a year ago. During 2014, we repurchased $16.9 million of common stock, and did not have any repurchases in 2015. Cash from borrowings on our revolving credit facility under our amended and restated senior credit agreement were $17.0 million in 2015 compared to $27.0 million in 2014. We had proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan of $0.2 million in 2015 compared to $0.7 million in 2014. Dividend payments related to our common stock remained the same in both 2015 and 2014 at $5.5 million. In addition, we made a $16.7 million payment in both 2015 and 2014 associated with the distribution and development agreement with MTF.

On January 17, 2013, we entered into an amended and restated $350.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $350.0 million revolving credit facility expiring on January 17, 2018. Interest rates are at LIBOR plus 1.50% (1.81% at March 31, 2015) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.625%. As described in Note 7, we entered into a distribution and development agreement with MTF and have $16.7 million remaining in contingent payments. We expect to fund these payments through cash on hand and available borrowings under our revolving credit facility as the payments come due over the next year.

There were $252.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2015. Our available borrowings on the revolving credit facility at March 31, 2015 were $92.6 million with approximately $5.4 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2015. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $6.4 million at March 31, 2015. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2015, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. We did not purchase any shares of common stock under the share repurchase program during the first quarter of 2015. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2015 and 2014, we continued our operational restructuring plan. In 2015, we continued the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect our Centennial, Colorado consolidation is to be completed over the next 9 months. During 2014, we completed the consolidation of our Finland, operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $2.3 million and $0.9 million in costs associated with the operational restructuring during the three months ended March 31, 2015 and 2014, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland; Westborough, Massachusetts and Centennial, Colorado operations.

During 2015 and 2014, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $6.2 million and $0.7 million for the three months ended March 31, 2015 and 2014. These costs were charged to selling and administrative expense.

We have recorded an accrual in current and other long term liabilities of $8.9 million at March 31, 2015 mainly related to severance and lease impairment costs associated with the restructuring.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs. We estimate restructuring costs will approximate $4.0 million to $6.0 million, net of tax, for the remainder of 2015 which will be recorded to cost of sales and selling and administrative expense.

We expect $3.5 million to $4.5 million in net annual savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs which is expected to result in higher earnings and cash flows in future periods when completed. These savings will not be evident for 9 months and we will incur significant costs during the restructuring as a result of severance and other costs associated with the restructuring. We do not anticipate any reductions in revenues associated with the Centennial consolidation.

See Note 10 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2015.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2014 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Luke A. Pomilio pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2015.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
April 24, 2015

Exhibit Index

Sequential Page
Exhibit		Number

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Luke A. Pomilio pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-3

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2015. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.