Form 10-Q
period 2015-06-30
CONMED CORP
filed 2015-07-27
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2015	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 21, 2015 is 27,700,037 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$181,027	$188,150	$358,967	$370,091

Cost of sales	87,529	87,122	173,187	166,481

Gross profit	93,498	101,028	185,780	203,610

Selling and administrative expense	73,581	78,234	148,367	156,598

Research and development expense	7,501	6,854	14,043	13,764

Operating expenses	81,082	85,088	162,410	170,362

Income from operations	12,416	15,940	23,370	33,248

Interest expense	1,489	1,571	2,949	3,032

Income before income taxes	10,927	14,369	20,421	30,216

Provision for income taxes	3,466	4,114	6,648	11,335

Net income	$7,461	$10,255	$13,773	$18,881

Comprehensive income	$8,630	$11,597	$4,915	$21,174

Per share data:

Net income
Basic	$0.27	$0.38	$0.50	$0.69
Diluted	0.27	0.37	0.49	0.68

Dividends per share of common stock	$0.20	$0.20	$0.40	$0.40

Weighted average common shares
Basic	27,620	27,257	27,603	27,303
Diluted	27,857	27,753	27,839	27,803

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$62,216	$66,332
Accounts receivable, net	129,660	129,287
Inventories	149,180	148,149
Deferred income taxes	13,137	14,348
Prepaid expenses and other current assets	20,073	23,034
Total current assets	374,266	381,150
Property, plant and equipment, net	131,625	133,429
Deferred income taxes	1,206	1,398
Goodwill	261,004	256,232
Other intangible assets, net	311,128	316,440
Other assets	10,157	9,545
Total assets	$1,089,386	$1,098,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,285	$1,234
Accounts payable	27,364	23,752
Accrued compensation and benefits	29,932	36,446
Income taxes payable	2,621	2,668
Other current liabilities	48,680	51,856
Total current liabilities	109,882	115,956

Long-term debt	258,545	240,201
Deferred income taxes	112,720	112,223
Other long-term liabilities	30,145	48,516
Total liabilities	511,292	516,896

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2015 and 2014, respectively	313	313
Paid-in capital	318,694	319,752
Retained earnings	408,863	406,145
Accumulated other comprehensive loss	(48,680)	(39,822)
Less: 3,602,163 and 3,744,473 shares of common stock
in treasury, at cost in 2015 and 2014, respectively	(101,096)	(105,090)
Total shareholders’ equity	578,094	581,298
Total liabilities and shareholders’ equity	$1,089,386	$1,098,194

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,773	$18,881
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	9,196	9,473
Amortization	11,885	12,831
Stock-based compensation	3,779	2,518
Deferred income taxes	2,176	3,837
Increase (decrease) in cash flows
from changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,571)	5,584
Inventories	(8,003)	(19,163)
Accounts payable	3,863	(1,353)
Income taxes receivable (payable)	(1,105)	(1,013)
Accrued compensation and benefits	(6,078)	(5,260)
Other assets	2,603	834
Other liabilities	(3,463)	(2,256)
	11,282	6,032
Net cash provided by operating activities	25,055	24,913

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,783)	(8,641)
Payments related to business acquisitions	(6,104)	—
Net cash used in investing activities	(13,887)	(8,641)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	468	953
Repurchase of common stock	—	(16,862)
Payments on mortgage notes	(605)	(558)
Proceeds from senior credit agreement	19,000	31,000
Payments related to distribution agreement	(16,667)	(16,667)
Payment related to contingent consideration	(2,423)	—
Payments related to debt issuance costs	(1,410)	—
Dividends paid on common stock	(11,026)	(10,987)
Other, net	1,598	1,857
Net cash used in financing activities	(11,065)	(11,264)

Effect of exchange rate changes on cash and cash equivalents	(4,219)	963

Net increase (decrease) in cash and cash equivalents	(4,116)	5,971

Cash and cash equivalents at beginning of period	66,332	54,443

Cash and cash equivalents at end of period	$62,216	$60,414

Non-cash financing activities:
Dividends payable	$5,539	$5,468

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$7,461	$10,255	$13,773	$18,881

Other comprehensive income:
Pension liability, net of income tax (income tax expense of $297 and $158 for the three months ended June 30, 2015 and 2014, respectively, and $598 and $316 for the six months ended June 30, 2015 and 2014, respectively)	507	269	1,019	539
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of ($1,499) and ($309) for the three months ended June 30, 2015 and 2014, respectively, and ($349) and $115 for the six months ended June 30, 2015 and 2014, respectively)	(2,557)	(528)	(595)	197
Foreign currency translation adjustment	3,219	1,601	(9,282)	1,557

Comprehensive income	$8,630	$11,597	$4,915	$21,174

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications	2,583	—	(9,282)	(6,699)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(5,040)	1,617	—	(3,423)
Income tax	1,862	(598)	—	1,264

Net current-period other comprehensive income (loss)	(595)	1,019	(9,282)	(8,858)

Balance, June 30, 2015	$2,681	$(29,741)	$(21,620)	$(48,680)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income (loss) before reclassifications	(150)	—	1,557	1,407
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	551	855	—	1,406
Income tax	(204)	(316)	—	(520)

Net current-period other comprehensive income	197	539	1,557	2,293

Balance, June 30, 2014	$(1,188)	$(18,379)	$4,288	$(15,279)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost (income), respectively. The amounts recorded in the charts above are for the six months ended June 30, 2015 and 2014. For the three months ended June 30, 2015, $2.4 million of the cash flow hedging gain and $0.8 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. For the three months ended June 30, 2014, $0.4 million of the cash flow hedging loss and $0.4 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at June 30, 2015 which have been accounted for as cash flow hedges totaled $70.0 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $2.4 million and $(0.4) million for the three months ended June 30, 2015 and 2014, respectively, and $5.0 million and $(0.6) million for the six months ended June 30, 2015 and 2014, respectively. Net unrealized gains on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $2.7 million at June 30, 2015. It is expected these unrealized gains will be recognized in the consolidated condensed statement of comprehensive income in 2015.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at June 30, 2015 which have not been designated as hedges totaled $30.3 million. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(0.7) million and $(0.7) million for the three months ended June 30, 2015 and 2014, respectively, offsetting gains on our intercompany receivables of $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million and $(0.5) million for the six months ended June 30, 2015 and 2014, respectively, offsetting gains (losses) on our intercompany receivables of $(0.3) million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2015 and December 31, 2014:

June 30, 2015	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$5,127	Prepaid expenses and other current assets	$(875)	$4,252

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	(36)	(36)

Total derivatives		$5,127		$(911)	$4,216

December 31, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$6,167	Prepaid expenses and other current assets	$(971)	$5,196

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	44	Prepaid expenses and other current assets	(61)	(17)

Total derivatives		$6,211		$(1,032)	$5,179

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at June 30, 2015 and December 31, 2014, we have recorded the net fair value of $4.2 million and $5.2 million, respectively, in prepaid expenses and other current assets.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2015 consist of forward foreign exchange contracts and contingent liabilities associated with the EndoDynamix, Inc. acquisition as further described in Note 7. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The EndoDynamix, Inc. acquisition involves the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and revenue based payments as further described in Note 7. Contingent consideration is recorded at the estimated fair value of the contingent milestone and revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated condensed statements of comprehensive income. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014

Raw materials	$44,035	$44,847
Work-in-process	15,925	13,876
Finished goods	89,220	89,426
Total	$149,180	$148,149

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$7,461	$10,255	$13,773	$18,881

Basic – weighted average shares outstanding	27,620	27,257	27,603	27,303

Effect of dilutive potential securities	237	496	236	500

Diluted – weighted average shares outstanding	27,857	27,753	27,839	27,803

Net income
Basic (per share)	$0.27	$0.38	$0.50	$0.69
Diluted (per share)	0.27	0.37	0.49	0.68

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be antidilutive. Such shares were not material in the three and six months ended June 30, 2015 and 2014.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

Balance as of December 31, 2014	$256,232

Goodwill resulting from business acquisitions	5,369

Reduction in goodwill resulting from a business acquisition purchase price allocation adjustment	(525)

Foreign currency translation	(72)

Balance as of June 30, 2015	$261,004

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the six months ended June 30, 2015, the Company entered into three acquisitions totaling a cash purchase price of $6.1 million. Goodwill resulting from business acquisitions in the six months ended June 30, 2015 amounted to $5.4 million. The allocation of purchase price is preliminary and therefore subject to adjustment in future periods. The purchase price in a prior acquisition was allocated based on information available at the acquisition date. During the quarter ended March 31, 2015, we recorded a measurement period adjustment, which reduced goodwill by $0.5 million. The amount was not considered material and therefore prior periods have not been revised.

Other intangible assets consist of the following:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$136,898	$(62,097)	$136,126	$(59,707)

Promotional, marketing and distribution rights	149,376	(21,000)	149,376	(18,000)

Patents and other intangible assets	63,396	(41,989)	63,464	(41,363)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$436,214	$(125,086)	$435,510	$(119,070)

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

On July 30, 2014, the Company purchased the stock of EndoDynamix, Inc., a developer of minimally invasive surgical instruments. The purchase price included $13.9 million in contingent consideration based upon certain milestones being achieved totaling $10.3 million and future royalties to be incurred of $3.6 million. Contingent consideration was valued using a discounted cash flow method. We paid $3.7 million of the milestone payment on October 17, 2014 and another $2.4 million payment on April 13, 2015. We expect the remaining milestones to be achieved and paid in 2016. We expect the royalty payments to be made between 2016 and 2021. The remaining contingent consideration totaled $7.8 million as of June 30, 2015.

Amortization expense related to intangible assets which are subject to amortization totaled $3.1 million and $3.3 million in the three months ended June 30, 2015 and 2014, respectively, and $6.4 million and $6.5 million in the six months ended June 30, 2015 and 2014, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years. Customer relationships are being amortized over a weighted average life of 33 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 14 years.  Included in patents and other intangible assets at June 30, 2015 is an in-process research and development asset related to the EndoDynamix, Inc. acquisition that is not currently amortized.

The estimated intangible asset amortization expense for the year ending December 31, 2015, including the six month period ended June 30, 2015 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2015	$6,542	$6,000	$12,542
2016	7,017	6,000	13,017
2017	7,479	6,000	13,479
2018	7,423	6,000	13,423
2019	7,423	6,000	13,423
2020	7,455	6,000	13,455

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2015	2014

Balance as of January 1,	$2,286	$2,422

Provision for warranties	1,950	1,736

Claims made	(1,716)	(1,815)

Balance as of June 30,	$2,520	$2,343

Note 9 – Pension Plan

Net periodic pension (income) cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Service cost	$52	$72	$120	$145

Interest cost on projected benefit obligation	810	877	1,697	1,753

Expected return on plan assets	(1,380)	(1,496)	(2,849)	(2,992)

Net amortization and deferral	805	427	1,617	855

Net periodic pension (income) cost	$287	$(120)	$585	$(239)

We do not expect to make any pension contributions during 2015.

Note 10 – Restructuring and Other Expense

Restructuring and other expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Restructuring costs included in cost of sales	$1,534	$1,358	$3,863	$2,306

Restructuring costs	$2,284	$494	$8,464	$1,207
Patent dispute and other matters	—	1,410	—	3,304
Shareholder activism costs	—	935	—	1,525
Restructuring and other expense included in selling and administrative expense	$2,284	$2,839	$8,464	$6,036

During the three and six months ended June 30, 2014, we incurred $0.0 million and $1.9 million, respectively, in legal fees associated with a patent infringement claim, including $0.9 million in settlement costs during the first quarter of 2014. In addition, the three and six months ended June 30, 2014 included $1.4 million in consulting fees and costs associated with a legal matter in which we prevailed at trial.

During the three and six months ended June 30, 2014, we incurred $0.9 million and $1.5 million, respectively, in consulting fees related to shareholder activism.

During 2015 and 2014, we continued our operational restructuring plan. In 2015, we continued the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect our Centennial, Colorado consolidation to be completed over the next 6 months. During 2014 we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.5 million and $1.4 million in costs associated with the operational restructuring during the three months ended June 30, 2015 and 2014, respectively, and $3.9 million and $2.3 million during the six months ended June 30, 2015 and 2014, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

During 2015 and 2014, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $2.3 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $8.5 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

We have recorded an accrual in current and other long term liabilities of $7.7 million at June 30, 2015 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2015	$8,254

Expenses incurred	3,979

Payments made	(4,549)

Balance at June 30, 2015	$7,684

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Orthopedic surgery	$96,801	$102,362	$195,398	$208,310
General surgery	71,111	70,745	137,173	134,205
Surgical visualization	13,115	15,043	26,396	27,576
Consolidated net sales	$181,027	$188,150	$358,967	$370,091

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

During the third quarter of 2013, the U.S. Food and Drug Administration ("FDA") inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA and have responded to these questions.  The remediation costs to date have not been material, although there can be no assurance that a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines that could be material.

Note 13 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of January 1, 2017. We plan to adopt this ASU on January 1, 2018. The new standard will become effective beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating both the impact of adopting this new guidance on the consolidated financial statements and the method of adoption.

The Company does not believe there are any other new accounting pronouncements that would have a material impact on its financial position or results of operations.

Note 14 - Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 32.6% for the six months ended June 30, 2015 compared to the 37.5% effective tax rate recorded in the same period a year ago due to tax legislation changes. In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer had value due to a zero percent tax rate. Accordingly, we had written off these New York State tax assets as a non-cash charge to income tax expense in the six months ended June 30, 2014.

Note 15 - Amended and Restated Senior Credit Agreement

On April 28, 2015 we entered into an amended and restated $450.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $450.0 million revolving credit facility expiring on April 28, 2020. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.69% at June 30, 2015) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%. The agreement also contains customary covenants and restrictions, all of which the Company was in full compliance with as of June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Orthopedic surgery	53.5%	54.4%	54.4%	56.2%
General surgery	39.3%	37.6%	38.2%	36.3%
Surgical visualization	7.2%	8.0%	7.4%	7.5%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 51% during the three and six months ended June 30, 2015.

Business Environment

2014 brought with it a year of change for CONMED Corporation. As discussed more fully in our Annual Report on Form 10-K, we have had many changes in senior management and the Board of Directors of the Company.

As a result of these changes, there is a renewed focus on research and development initiatives and our new leadership has been overhauling much of our U.S. selling effort including the combination of our Advanced Energy and Endomechanical sales forces into a new Advanced Surgical sales force and an expanded Orthopedic sales force with new sales management. We believe these changes and others will enable us to leverage our extensive product portfolio and sales and marketing infrastructure and lead to enhanced customer focus and improved sales performance. We will look to further expand our footprint through organic growth and acquisitions that fit into our business model.

We are continuing our efforts to restructure and streamline both our operations and administrative functions in an effort to make our organization more efficient and to reduce costs. These efforts include the ongoing restructuring plan to consolidate our Centennial, Colorado manufacturing operation into other CONMED facilities which we expect to complete by the end of the year.

Finally, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. During the third quarter of 2013, the FDA inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA and have responded to these questions.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.
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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.4	46.3	48.2	45.0
Gross profit	51.6	53.7	51.8	55.0
Selling and administrative expense	40.6	41.6	41.3	42.3
Research and development expense	4.1	3.6	3.9	3.7
Income from operations	6.9	8.5	6.6	9.0
Interest expense	0.8	0.8	0.8	0.8
Income before income taxes	6.1	7.7	5.8	8.2
Provision for income taxes	1.9	2.2	1.9	3.1
Net income	4.2%	5.5%	3.9%	5.1%
Sales

Sales for the three months ended June 30, 2015 were $181.0 million, a decrease of $7.2 million (-3.8%) compared to sales of $188.2 million in the three months ended June 30, 2014 with decreases in our orthopedic surgery and surgical visualization products offset by increases in our general surgery products.  Sales for the six months ended June 30, 2015 were $359.0 million, a decrease of $11.1 million (-3.0%) compared to sales of $370.1 million in the six months ended June 30, 2014 with decreases in our orthopedic surgery and surgical visualization products offset by increases in our general surgery products.  In constant currency, excluding the effects of the hedging program, sales decreased 0.4% and increased 0.2% for the three and six months ended June 30, 2015, respectively, from the same periods one year ago. Sales of capital equipment decreased $2.3 million (-6.1%) to $35.7 million in the three months ended June 30, 2015 from $38.0 million in the three months ended June 30, 2014; sales of single-use products decreased $4.9 million (-3.2%) to $145.3 million in the three months ended June 30, 2015 from $150.2 million in the three months ended June 30, 2014.  Sales of capital equipment remained flat at $73.5 million in the six months ended June 30, 2015 and 2014; sales of single-use products decreased $11.1 million (-3.7%) to $285.5 million in the six months ended June 30, 2015 from $296.6 million in the six months ended June 30, 2014.  On a constant currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 2.8% and increased 3.2% for the three and six months ended June 30, 2015, respectively, and single-use products increased 0.2% and deceased 0.6% for the three and six months ended June 30, 2015, respectively, from the same periods one year ago.

•
Orthopedic surgery sales decreased $5.6 million (-5.4%) to $96.8 million in the three months ended June 30, 2015 from $102.4 million in the three months ended June 30, 2014 due to lower sales in our resection product offerings and powered instrument burs and blades. For the six months ended June 30, 2015 sales decreased $12.9 million (-6.2%) to $195.4 million from $208.3 million in the six months ended June 30, 2014 mainly due to lower sales in our procedure specific and resection product offerings as well as our powered instrument burs and blades.  In constant currency, excluding the effects of the hedging program, sales decreased 1.0% and 2.1% in the three and six months ended June 30, 2015, respectively, from the same periods one year ago.

•
General surgery sales increased $0.4 million (0.5%) in the three months ended June 30, 2015 to $71.1 million from $70.7 million in the three months ended June 30, 2014 and increased $3.0 million (2.2%) in the six months ended June 30, 2015 to $137.2 million from $134.2 million in the six months ended June 30, 2014 . The increase in the three and six months ended June 30, 2015 is due to higher sales in our advanced surgical and critical care product offerings.  In constant currency, excluding the effects of the hedging program, sales increased 2.3% and 3.9% in the three and six months ended June 30, 2015, respectively, from the same periods one year ago.

•
Surgical visualization sales decreased $2.0 million (-12.8%) in the three months ended June 30, 2015 to $13.1 million from $15.1 million in the three months ended June 30, 2014 and decreased $1.2 million (-4.3%) in the six months ended June 30, 2015 to $26.4 million from $27.6 million in the six months ended June 30, 2014. The decrease is mainly due to the discontinuation of an OEM video system in our export business.  In constant currency, excluding the effects of the hedging program, sales decreased 9.4% and 1.0% in the three and six months ended June 30, 2015, respectively, from the same periods one year ago.

Cost of Sales

Cost of sales increased to $87.5 million in the three months ended June 30, 2015 as compared to $87.1 million in the three months ended June 30, 2014.  Cost of sales increased to $173.2 million in the six months ended June 30, 2015 as compared to $166.5 million in the six months ended June 30, 2014.  Gross profit margins decreased 2.1 percentage points to 51.6% in the three months ended June 30, 2015 as compared to 53.7% in the three months ended June 30, 2014.  The decrease in gross profit margins of 2.1 percentage points in the three months ended June 30, 2015 is a result of the impact of unfavorable foreign currency exchange rates on sales (1.6 percentage points), expensing unfavorable production variances (0.4 percentage points) and product mix (0.1 percentage points). Gross profit margins decreased 3.2 percentage points to 51.8% in the six months ended June 30, 2015 as compared to 55.0% in the six months ended June 30, 2014.  The decrease in gross profit margins of 3.2 percentage points in the six months ended June 30, 2015 is a result of the impact of unfavorable foreign currency exchange rates on sales (1.5 percentage points), expensing unfavorable production variances (1.0 percentage points), higher costs associated with the operational restructuring (0.5 percentage points) and product mix (0.2 percentage points).

Selling and Administrative Expense

Selling and administrative expense decreased to $73.6 million in the three months ended June 30, 2015 as compared to $78.2 million in the three months ended June 30, 2014. Selling and administrative expense as a percentage of net sales decreased to 40.6% in the three months ended June 30, 2015 as compared to 41.6% in the three months ended June 30, 2014 due to the restructuring across our selling and administrative functions during 2014 and the first two quarters of 2015, lower medical device tax, lower benefit costs, and 2014 including costs associated with a legal matter in which we prevailed at trial and shareholder activism related charges. Selling and administrative expense decreased to $148.4 million in the six months ended June 30, 2015 as compared to $156.6 million in the six months ended June 30, 2014. Selling and administrative expense as a percentage of net sales decreased to 41.3% in the six months ended June 30, 2015 as compared to 42.3% in the six months ended June 30, 2014 mainly due to the restructuring across our selling and administrative functions during 2014 and the first two quarters of 2015, lower medical device tax, lower benefit costs, and 2014 including legal fees associated with a patent infringement claim that we settled in the first quarter of 2014 as well as costs associated with a legal matter in which we prevailed at trial in the 2014 period and shareholder activism related charges in the 2014 period.

Research and Development Expense

Research and development expense increased to $7.5 million in the three months ended June 30, 2015 as compared to $6.9 million in the three months ended June 30, 2014 and $14.0 million in the six months ended June 30, 2015 as compared to $13.8 million in the six months ended June 30, 2014.  As a percentage of net sales, research and development expense increased 0.5 percentage points to 4.1% in the three months ended June 30, 2015 as compared to 3.6% in the three months ended June 30, 2014 and 0.2 percentage points to 3.9% in the six months ended June 30, 2015 as compared to 3.7% in the six months ended June 30, 2014. The increase is mainly a result of the timing of development projects.

Interest Expense

Interest expense remained relatively flat at $1.5 million in the three months ended June 30, 2015 as compared to $1.6 million in the three months ended June 30, 2014 and $2.9 million in the six months ended June 30, 2015 as compared to $3.0 million in the six months ended June 30, 2014.  The weighted average interest rates on our borrowings decreased to 2.19% in the three months ended June 30, 2015 as compared to 2.49% in the three months ended June 30, 2014.  The weighted average interest rates on our borrowings decreased to 2.19% in the six months ended June 30, 2015 as compared to 2.43% in the six months ended June 30, 2014.

Provision for Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 31.7% for the three months ended June 30, 2015 compared to the 28.6% effective tax rate recorded in the three months ended June 30, 2014. The increase is mainly due to benefits recorded in the quarter ended June 30, 2014 related to settlements with taxing authorities. A provision for income taxes has been recorded at an effective tax rate of 32.6% for the six months ended June 30, 2015 compared to the 37.5% effective tax rate recorded in the six months ended June 30, 2014 due to tax legislation changes. In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer had value due to a zero percent tax rate. Accordingly, we had written off these New York State tax assets as a non-cash charge to income tax expense in the quarter ended March 31, 2014. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2014, Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the amended and restated senior credit agreement, and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. We believe that our cash on hand, cash from operating activities and proceeds from our amended and restated senior credit agreement provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due for the foreseeable future.

Operating cash flows

Our net working capital position was $264.4 million at June 30, 2015.  Net cash provided by operating activities was $25.1 million and $24.9 million in the six months ended June 30, 2015 and 2014, respectively, generated on net income of $13.8 million and $18.9 million for the six months ended June 30, 2015 and 2014, respectively.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2015 consisted of capital expenditures, cash paid for business acquisitions and the purchase of a distributor. Capital expenditures were $7.8 million and $8.6 million in the six months ended June 30, 2015 and 2014, respectively, and are expected to approximate $16.0 million in 2015. Payments related to acquiring businesses and a distributor resulted in a $6.1 million use of cash.

Financing cash flows

Financing activities in the first six months of 2015 resulted in a use of cash of $11.1 million compared to $11.3 million in the same period a year ago. This lower use of cash was a result of the Company repurchasing $16.9 million of common stock in 2014, and did not have any repurchases in 2015. Offsetting this were lower borrowings on our revolving credit facility under our amended and restated senior credit agreement in 2015 at $19.0 million compared to $31.0 million in 2014; a milestone payment of $2.4 million associated with the EndoDynamix acquisition; proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan of $0.5 million in 2015 compared to $1.0 million in 2014 and payments related to issuance of debt were $1.4 million in 2015. Other uses of cash also included a $16.7 million payment in both 2015 and 2014 associated with the distribution and development agreement with MTF; dividend payments related to our common stock remained the same in both 2015 and 2014 at $11.0 million and payments on our mortgage were $0.6 million in both 2015 and 2014.

On April 28, 2015, we entered into an amended and restated $450.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $450.0 million revolving credit facility expiring on April 28, 2020. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.69% at June 30, 2015) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%. As described in Note 7, we entered into a distribution and development agreement with MTF and have $16.7 million remaining in contingent payments. We expect to fund these payments through cash on hand and available borrowings under our revolving credit facility as the payments come due over the next year.

There were $254.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2015. Our available borrowings on the revolving credit facility at June 30, 2015 were $190.6 million with approximately $5.4 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2015. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $5.8 million at June 30, 2015. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2015, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. We have not purchased any shares of common stock under the share repurchase program during 2015. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2015 and 2014, we continued our operational restructuring plan. In 2015, we continued the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect our Centennial, Colorado consolidation is to be completed over the next 6 months. During 2014 we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.5 million and $1.4 million in costs associated with the operational restructuring during the three months ended June 30, 2015 and 2014, respectively, and $3.9 million and $2.3 million during the six months ended June 30, 2015 and 2014, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

During 2015 and 2014, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $2.3 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $8.5 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. These costs were charged to selling and administrative expense.

We have recorded an accrual in current and other long term liabilities of $7.7 million at June 30, 2015 mainly related to severance and lease impairment costs associated with the restructuring.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization during the remainder of 2015. As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs. We estimate restructuring costs will approximate $2.5 million to $3.5 million, net of tax, for the remainder of 2015 which will be recorded to cost of sales and selling and administrative expense.

We expect $3.5 million to $4.5 million in net annual savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs which is expected to result in higher earnings and cash flows in future periods when completed. These savings will not be evident until 2016 and we will incur significant costs during the restructuring as a result of severance and other costs associated with the restructuring. We do not anticipate any reductions in revenues associated with the Centennial consolidation.

See Note 10 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2015.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2014 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 5. Other Information

On July 24, 2015, the Company adopted the CONMED Corporation Executive Severance Plan (the “Plan”), which provides severance benefits under certain circumstances to senior executives, including the Company’s executive officers, who are selected as participants by the Compensation Committee of the Board of Directors. The Plan provides different levels of benefits depending on whether a termination of employment does or does not occur within two years following a “change in control” (as defined in the Plan) or in circumstances not involving a change in control.
The payments under the plan are contingent on the participant’s execution and non-revocation of a release of claims in favor of the Company, as well as compliance with one-year restrictions against competition, employee solicitation and customer solicitation and perpetual restrictions against disparagement. If any payment to a participant (whether under the Plan or otherwise) would cause a participant to become subject to the excise tax imposed under section 4999 of the Internal Revenue Code, then payments and benefits will be reduced to the amount that would not cause the participant to be subject to the excise tax if such a reduction would put the participant in a better after tax position than if the participant were to pay the tax.
The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	CONMED Corporation Executive Severance Plan

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Luke A. Pomilio pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three and six months ended June 30, 2015.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
July 27, 2015

Exhibit Index

Sequential Page
Exhibit		Number

10.1	CONMED Corporation Executive Severance Plan	E-1

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-10

31.2	Certification of Luke A. Pomilio pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-11

32.1	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-12

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (ii) the Consolidated Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three and six months ended June 30, 2015. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.