Form 10-Q
period 2015-09-30
CONMED CORP
filed 2015-10-23
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2015	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 21, 2015 is 27,704,856 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$169,184	$174,961	$528,151	$545,052

Cost of sales	75,638	78,547	248,825	245,028

Gross profit	93,546	96,414	279,326	300,024

Selling and administrative expense	72,056	87,055	220,423	243,653

Research and development expense	6,652	6,910	20,695	20,674

Operating expenses	78,708	93,965	241,118	264,327

Income from operations	14,838	2,449	38,208	35,697

Interest expense	1,504	1,540	4,453	4,572

Income before income taxes	13,334	909	33,755	31,125

Provision (benefit) for income taxes	4,461	(1,063)	11,109	10,272

Net income	$8,873	$1,972	$22,646	$20,853

Comprehensive income (loss)	$3,741	$(4,173)	$8,656	$17,001

Per share data:

Net income
Basic	$0.32	$0.07	$0.82	$0.76
Diluted	0.32	0.07	0.81	0.75

Dividends per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average common shares
Basic	27,701	27,454	27,636	27,354
Diluted	27,898	27,688	27,853	27,777

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$65,326	$66,332
Accounts receivable, net	124,697	129,287
Inventories	161,555	148,149
Deferred income taxes	12,968	14,348
Prepaid expenses and other current assets	19,148	23,034
Total current assets	383,694	381,150
Property, plant and equipment, net	130,717	133,429
Deferred income taxes	1,134	1,398
Goodwill	260,755	256,232
Other intangible assets, net	308,059	316,440
Other assets	9,688	9,545
Total assets	$1,094,047	$1,098,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,285	$1,234
Accounts payable	31,588	23,752
Accrued compensation and benefits	28,822	36,446
Income taxes payable	2,157	2,668
Other current liabilities	47,804	51,856
Total current liabilities	111,656	115,956

Long-term debt	260,545	240,201
Deferred income taxes	115,398	112,223
Other long-term liabilities	29,023	48,516
Total liabilities	516,622	516,896

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2015 and 2014, respectively	313	313
Paid-in capital	319,710	319,752
Retained earnings	412,196	406,145
Accumulated other comprehensive loss	(53,812)	(39,822)
Less: 3,598,089 and 3,744,473 shares of common stock
in treasury, at cost in 2015 and 2014, respectively	(100,982)	(105,090)
Total shareholders’ equity	577,425	581,298
Total liabilities and shareholders’ equity	$1,094,047	$1,098,194

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$22,646	$20,853
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	13,919	14,702
Amortization	18,389	19,318
Stock-based compensation	5,561	7,691
Deferred income taxes	4,159	(1,121)
Increase (decrease) in cash flows
from changes in assets and liabilities, net of acquisitions:
Accounts receivable	310	13,699
Inventories	(25,129)	(30,023)
Accounts payable	7,992	1,812
Income taxes receivable (payable)	(152)	891
Accrued compensation and benefits	(7,040)	(2,507)
Other assets	2,431	375
Other liabilities	(4,366)	(6,161)
	16,074	18,676
Net cash provided by operating activities	38,720	39,529

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,478)	(12,250)
Payments related to business acquisitions	(6,104)	(1,245)
Net cash used in investing activities	(17,582)	(13,495)

Cash flows from financing activities:
Net proceeds from common stock issued under employee plans	664	1,716
Repurchase of common stock	—	(16,862)
Payments on mortgage notes	(605)	(558)
Proceeds from senior credit agreement	21,000	33,000
Payments related to distribution agreement	(16,667)	(16,667)
Payment related to contingent consideration	(2,423)	—
Payments related to debt issuance costs	(1,410)	—
Dividends paid on common stock	(16,565)	(16,455)
Other, net	751	3,220
Net cash used in financing activities	(15,255)	(12,606)

Effect of exchange rate changes on cash and cash equivalents	(6,889)	(3,257)

Net increase (decrease) in cash and cash equivalents	(1,006)	10,171

Cash and cash equivalents at beginning of period	66,332	54,443

Cash and cash equivalents at end of period	$65,326	$64,614

Non-cash financing activities:
Dividends payable	$5,540	$5,504

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 3 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$8,873	$1,972	$22,646	$20,853

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $298 and $138 for the three months ended September 30, 2015 and 2014, respectively, and $896 and $454 for the nine months ended September 30, 2015 and 2014, respectively)	510	237	1,529	776
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of ($212) and $2,090 for the three months ended September 30, 2015 and 2014, respectively, and ($560) and $2,205 for the nine months ended September 30, 2015 and 2014, respectively)	(361)	3,566	(956)	3,763
Foreign currency translation adjustment	(5,281)	(9,948)	(14,563)	(8,391)

Comprehensive income (loss)	$3,741	$(4,173)	$8,656	$17,001

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications	3,666	—	(14,563)	(10,897)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(7,330)	2,425	—	(4,905)
Income tax	2,708	(896)	—	1,812

Net current-period other comprehensive income (loss)	(956)	1,529	(14,563)	(13,990)

Balance, September 30, 2015	$2,320	$(29,231)	$(26,901)	$(53,812)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income (loss) before reclassifications	3,477	—	(8,391)	(4,914)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	454	1,230	—	1,684
Income tax	(168)	(454)	—	(622)

Net current-period other comprehensive income (loss)	3,763	776	(8,391)	(3,852)

Balance, September 30, 2014	$2,378	$(18,142)	$(5,660)	$(21,424)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost (income), respectively. The amounts recorded in the charts above are for the nine months ended September 30, 2015 and 2014. For the three months ended September 30, 2015, $2.3 million of the cash flow hedging gain and $0.8 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. For the three months ended September 30, 2014, $0.1 million of the cash flow hedging gain and $0.4 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. Refer to Note 4 and Note 9, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2015 which have been accounted for as cash flow hedges totaled $98.1 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $2.3 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $7.3 million and $(0.5) million for the nine months ended September 30, 2015 and 2014, respectively. Net unrealized gains on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $2.3 million at September 30, 2015. It is expected these unrealized gains will be recognized in the consolidated condensed statement of comprehensive income in 2015 and 2016.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2015 which have not been designated as hedges totaled $27.7 million. Net realized gains recognized in connection with those forward contracts not accounted for as hedges approximated $0.9 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, offsetting losses on our intercompany receivables of $(0.8) million and $(0.5) million for the three months ended September 30, 2015 and 2014, respectively. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.8 million and $(0.3) million for the nine months ended September 30, 2015 and 2014, respectively, offsetting losses on our intercompany receivables of $(1.1) million and $(0.3) million for the nine months ended September 30, 2015 and 2014, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2015 and December 31, 2014:

September 30, 2015	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$4,912	Prepaid expenses and other current assets	$(1,233)	$3,679

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	5	Prepaid expenses and other current assets	(46)	(41)

Total derivatives		$4,917		$(1,279)	$3,638

December 31, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$6,167	Prepaid expenses and other current assets	$(971)	$5,196

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	44	Prepaid expenses and other current assets	(61)	(17)

Total derivatives		$6,211		$(1,032)	$5,179

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at September 30, 2015 and December 31, 2014, we have recorded the net fair value of $3.6 million and $5.2 million, respectively, in prepaid expenses and other current assets.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2015 consist of forward foreign exchange contracts and contingent liabilities associated with the EndoDynamix, Inc. acquisition as further described in Note 7. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

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

Note 5 - Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014

Raw materials	$46,893	$44,847
Work-in-process	16,089	13,876
Finished goods	98,573	89,426
Total	$161,555	$148,149

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$8,873	$1,972	$22,646	$20,853

Basic – weighted average shares outstanding	27,701	27,454	27,636	27,354

Effect of dilutive potential securities	197	234	217	423

Diluted – weighted average shares outstanding	27,898	27,688	27,853	27,777

Net income
Basic (per share)	$0.32	$0.07	$0.82	$0.76
Diluted (per share)	0.32	0.07	0.81	0.75

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be antidilutive. Such shares were not material in the three and nine months ended September 30, 2015 and 2014.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

Balance as of December 31, 2014	$256,232

Goodwill resulting from business acquisitions	5,369

Reduction in goodwill resulting from a business acquisition purchase price allocation adjustment	(525)

Foreign currency translation	(321)

Balance as of September 30, 2015	$260,755

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the nine months ended September 30, 2015, the Company entered into three acquisitions totaling a cash purchase price of $6.1 million. Goodwill resulting from business acquisitions in the nine months ended September 30, 2015 amounted to $5.4 million. The purchase price in a prior acquisition was allocated based on information available at the acquisition date. During the quarter ended March 31, 2015, we recorded a measurement period adjustment, which reduced goodwill by $0.5 million. The amount was not considered material and therefore prior periods have not been revised.

Other intangible assets consist of the following:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$136,898	$(63,260)	$136,126	$(59,707)

Promotional, marketing and distribution rights	149,376	(22,500)	149,376	(18,000)

Patents and other intangible assets	63,423	(42,422)	63,464	(41,363)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$436,241	$(128,182)	$435,510	$(119,070)

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

On July 30, 2014, the Company purchased the stock of EndoDynamix, Inc., a developer of minimally invasive surgical instruments. The purchase price included $13.9 million in contingent consideration based upon certain milestones being achieved totaling $10.3 million and future royalties to be incurred of $3.6 million. Contingent consideration was valued using a discounted cash flow method. We paid $3.7 million of the milestone payment on October 17, 2014 and another $2.4 million payment on April 13, 2015. We expect the remaining milestones to be achieved, and royalty payments to be made, between 2016 and 2021. The remaining contingent consideration totaled $7.8 million as of September 30, 2015 and is included in other current and other long term liabilities.

Amortization expense related to intangible assets which are subject to amortization totaled $3.1 million and $3.3 million in the three months ended September 30, 2015 and 2014, respectively, and $9.5 million and $9.8 million in the nine months ended September 30, 2015 and 2014, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years. Customer relationships are being amortized over a weighted average life of 34 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 14 years.  Included in patents and other intangible assets at September 30, 2015 is an in-process research and development asset related to the EndoDynamix, Inc. acquisition that is not currently amortized.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2015 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2015	$1,436	$1,500	$2,936
2016	6,877	6,000	12,877
2017	7,309	6,000	13,309
2018	7,279	6,000	13,279
2019	7,279	6,000	13,279
2020	7,186	6,000	13,186

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2015	2014

Balance as of January 1,	$2,286	$2,422

Provision for warranties	2,850	2,622

Claims made	(2,682)	(2,703)

Balance as of September 30,	$2,454	$2,341

Note 9 – Pension Plan

Net periodic pension (income) cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Service cost	$60	$68	$180	$203

Interest cost on projected benefit obligation	849	866	2,546	2,599

Expected return on plan assets	(1,424)	(1,496)	(4,273)	(4,489)

Net amortization and deferral	808	410	2,425	1,230

Net periodic pension (income) cost	$293	$(152)	$878	$(457)

We do not expect to make any pension contributions during 2015.

Note 10 – Restructuring and Other Expense

Restructuring and other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Restructuring costs included in cost of sales	$1,316	$1,448	$5,179	$3,754

Restructuring costs	$1,331	$687	$9,795	$1,855
Management restructuring costs	—	11,022	—	11,022
Patent dispute and other matters	—	334	—	3,677
Shareholder activism costs	—	2,441	—	3,966
Restructuring and other expense included in selling and administrative expense	$1,331	$14,484	$9,795	$20,520

During the nine months ended September 30, 2014, we incurred $1.9 million in legal fees associated with a patent infringement claim, including $0.9 million in settlement costs during the first quarter of 2014. In addition, the nine months ended September 30, 2014 included $1.3 million in consulting fees and costs associated with a legal matter in which we prevailed at trial. Finally, the three and nine months ended September 30, 2014, included $0.3 million and $0.4 million, respectively, in costs associated with a business acquisition.

During the three and nine months ended September 30, 2014, we incurred $2.4 million and $4.0 million, respectively, in professional fees related to shareholder activism.

During 2015 and 2014, we continued our operational restructuring plan. In 2015, we continued the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect our Centennial, Colorado consolidation to be completed over the next 3 months. During 2014, we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.3 million and $1.4 million in costs associated with the operational restructuring during the three months ended September 30, 2015 and 2014, respectively, and $5.2 million and $3.8 million during the nine months ended September 30, 2015 and 2014, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

During 2015 and 2014, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $1.3 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $9.8 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively.

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

We have recorded an accrual in current and other long term liabilities of $5.2 million at September 30, 2015 mainly related to severance and lease impairment costs associated with the restructuring. Below is a rollforward of the accrual:

Balance as of January 1, 2015	$8,254

Expenses incurred	4,449

Payments made	(7,516)

Balance at September 30, 2015	$5,187

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Orthopedic surgery	$89,382	$92,750	$284,781	$301,059
General surgery	66,123	69,735	203,295	203,941
Surgical visualization	13,679	12,476	40,075	40,052
Consolidated net sales	$169,184	$174,961	$528,151	$545,052

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

Note 13 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of January 1, 2017. We plan to adopt this ASU on January 1, 2018. The new standard will become effective beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating both the impact of adopting this new guidance on the consolidated financial statements and the method of adoption.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual periods beginning after December 15, 2016. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU was issued to clarify the guidance included in ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within

Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for changes in measurement period adjustments associated with a business combination. It requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual periods beginning after December 15, 2015. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

Note 14 - Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 32.9% for the nine months ended September 30, 2015 compared to the 33.0% effective tax rate recorded in the same period a year ago due to a write-off of deferred tax assets in the quarter ended March 31, 2014 as a result of New York State corporate tax legislation changes, offset by favorable results and taxing authority settlements in connection with the prior year tax return finalization process recorded in the quarter ended September 30, 2014.

Note 15 - Amended and Restated Senior Credit Agreement

On April 28, 2015 we entered into an amended and restated $450.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $450.0 million revolving credit facility expiring on April 28, 2020. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.69% at September 30, 2015) or an alternative base rate. For those borrowings where the Company elects to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%. The agreement also contains customary covenants and restrictions, all of which the Company was in full compliance with as of September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Orthopedic surgery	52.8%	53.0%	53.9%	55.2%
General surgery	39.1%	39.9%	38.5%	37.4%
Surgical visualization	8.1%	7.1%	7.6%	7.4%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 48% and 50% during the three and nine months ended September 30, 2015, respectively.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.7	44.9	47.1	45.0
Gross profit	55.3	55.1	52.9	55.0
Selling and administrative expense	42.6	49.8	41.7	44.7
Research and development expense	3.9	3.9	3.9	3.8
Income from operations	8.8	1.4	7.3	6.5
Interest expense	0.9	0.9	0.8	0.8
Income before income taxes	7.9	0.5	6.5	5.7
Provision (benefit) for income taxes	2.6	(0.6)	2.1	1.9
Net income	5.3%	1.1%	4.4%	3.8%
Sales

Sales for the three months ended September 30, 2015 were $169.2 million, a decrease of $5.8 million (-3.3%) compared to sales of $175.0 million in the three months ended September 30, 2014 with decreases in our orthopedic surgery and general surgery products offset by increases in our surgical visualization products.  Sales for the nine months ended September 30, 2015 were $528.2 million, a decrease of $16.9 million (-3.1%) compared to sales of $545.1 million in the nine months ended September 30, 2014 with decreases in our orthopedic surgery products and relatively flat sales in our general surgery and surgical visualization products.  In constant currency, excluding the effects of the hedging program, sales increased 0.5% and 0.3% for the three and nine months ended September 30, 2015, respectively, from the same periods one year ago. Sales of capital equipment increased $1.7 million (5.2%) to $34.3 million in the three months ended September 30, 2015 from $32.6 million in the three months ended September 30, 2014; sales of single-use products decreased $7.5 million (-5.2%) to $134.9 million in the three months ended September 30, 2015 from $142.4 million in the three months ended September 30, 2014.  Sales of capital equipment increased $1.7 million (1.6%) to $107.8 million in the nine months ended September 30, 2015 from $106.1 million in the nine months ended September 30, 2014; sales of single-use products decreased $18.6 million (-4.2%) to $420.4 million in the nine months ended September 30, 2015 from $439.0 million in the nine months ended September 30, 2014.  On a constant currency basis, excluding the effects of our hedging program, sales of capital equipment increased 9.6% and 5.1% for the three and nine months ended September 30, 2015, respectively, and single-use products decreased 1.6% and 0.9% for the three and nine months ended September 30, 2015, respectively, from the same periods one year ago.

•
Orthopedic surgery sales decreased $3.4 million (-3.6%) to $89.4 million in the three months ended September 30, 2015 from $92.8 million in the three months ended September 30, 2014 due to lower sales in our resection product offering. For the nine months ended September 30, 2015 sales decreased $16.3 million (-5.4%) to $284.8 million from $301.1 million in the nine months ended September 30, 2014 mainly due to lower sales in our procedure specific and resection product offerings as well as our powered instrument burs and blades.  In constant currency, excluding the effects of the hedging program, sales increased 1.4% and decreased 1.0% in the three and nine months ended September 30, 2015, respectively, from the same periods one year ago.

•
General surgery sales decreased $3.6 million (-5.2%) in the three months ended September 30, 2015 to $66.1 million from $69.7 million in the three months ended September 30, 2014 due to lower sales in our advanced surgical and endoscopic technologies product offerings. For the nine months ended September 30, 2015 sales decreased $0.6 million (-0.3%) to $203.3 million from $203.9 million in the nine months ended September 30, 2014 due to lower sales in our endoscopic technologies product offering.  In constant currency, excluding the effects of the hedging program, sales decreased 3.2% and increased 1.5% in the three and nine months ended September 30, 2015, respectively, from the same periods one year ago.

•
Surgical visualization sales increased $1.2 million (9.6%) in the three months ended September 30, 2015 to $13.7 million from $12.5 million in the three months ended September 30, 2014 and remained flat in the nine months ended September 30, 2015 at $40.1 million compared to the same period a year ago. The increase in the three months ended September 30, 2015 is mainly due to increased sales of our IM8000 video system.  In constant currency, excluding the effects of the hedging program, sales increased 13.8% and 3.6% in the three and nine months ended September 30, 2015, respectively, from the same periods one year ago.

Cost of Sales

Cost of sales decreased to $75.6 million in the three months ended September 30, 2015 as compared to $78.5 million in the three months ended September 30, 2014.  Cost of sales increased to $248.8 million in the nine months ended September 30, 2015 as compared to $245.0 million in the nine months ended September 30, 2014.  Gross profit margins increased 0.2 percentage points to 55.3% in the three months ended September 30, 2015 as compared to 55.1% in the three months ended September 30, 2014.  The increase in gross profit margins of 0.2 percentage points in the three months ended September 30, 2015 is a result of the impact of favorable production variances (1.4 percentage points) and product mix (0.5 percentage points) offset by unfavorable foreign currency exchange rates on sales (1.7 percentage points). Gross profit margins decreased 2.1 percentage points to 52.9% in the nine months ended September 30, 2015 as compared to 55.0% in the nine months ended September 30, 2014.  The decrease in gross profit margins of 2.1 percentage points in the nine months ended September 30, 2015 is a result of the impact of unfavorable foreign currency exchange rates on sales (1.6 percentage points), expensing unfavorable production variances (0.3 percentage points) and higher costs associated with the operational restructuring (0.3 percentage points) offset by product mix (0.1 percentage points).

Selling and Administrative Expense

Selling and administrative expense decreased to $72.1 million in the three months ended September 30, 2015 as compared to $87.1 million in the three months ended September 30, 2014. Selling and administrative expense as a percentage of net sales decreased to 42.6% in the three months ended September 30, 2015 as compared to 49.8% in the three months ended September 30, 2014 due to 2014 including $11.0 million in executive management restructuring costs as further described in Note 10 to the consolidated condensed financial statements; lower medical device tax; and 2014 including shareholder activism costs. Selling and administrative expense decreased to $220.4 million in the nine months ended September 30, 2015 as compared to $243.7 million in the nine months ended September 30, 2014. Selling and administrative expense as a percentage of net sales decreased to 41.7% in the nine months ended September 30, 2015 as compared to 44.7% in the nine months ended September 30, 2014 mainly due to 2014 including $11.0 million in executive management restructuring costs as further described in Note 10 to the consolidated condensed financial statements; lower medical device tax; lower benefit costs; 2014 including legal fees associated with a patent infringement claim that we settled in the first quarter of 2014 as well as costs associated with a legal matter in which we prevailed at trial in the second quarter of 2014; and shareholder activism related charges in 2014.

Research and Development Expense

Research and development expense decreased to $6.7 million in the three months ended September 30, 2015 as compared to $6.9 million in the three months ended September 30, 2014 and remained flat at $20.7 million in the nine months ended September 30, 2015 and 2014.  As a percentage of net sales, research and development expense remained flat at 3.9% in the three months ended September 30, 2015 and 2014 and increased 0.1 percentage points to 3.9% in the nine months ended September 30, 2015 as compared to 3.8% in the nine months ended September 30, 2014.

Interest Expense

Interest expense remained flat at $1.5 million in the three months ended September 30, 2015 and 2014 and relatively flat at $4.5 million in the nine months ended September 30, 2015 as compared to $4.6 million in the nine months ended September 30, 2014.  The weighted average interest rates on our borrowings decreased to 2.25% in the three months ended September 30, 2015 as compared to 2.38% in the three months ended September 30, 2014.  The weighted average interest rates on our borrowings decreased to 2.20% in the nine months ended September 30, 2015 as compared to 2.41% in the nine months ended September 30, 2014.

Provision for Income Taxes

A provision for income taxes has been recorded at an effective tax rate of 33.5% for the three months ended September 30, 2015 compared to the -116.9% effective tax rate recorded in the three months ended September 30, 2014. The increase is mainly due to benefits recorded in the quarter ended September 30, 2014 related to settlements with taxing authorities. A provision for income taxes has been recorded at an effective tax rate of 32.9% for the nine months ended September 30, 2015 compared to the 33.0% effective tax rate recorded in the nine months ended September 30, 2014 due to a write-off of deferred tax assets in the quarter ended March 31, 2014 as a result of New York State corporate tax legislation changes, offset by favorable results and taxing authority settlements in connection with the prior year tax return finalization process recorded in the quarter ended September 30, 2014. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year-ended December 31, 2014, Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $272.0 million at September 30, 2015.  Net cash provided by operating activities was $38.7 million and $39.5 million in the nine months ended September 30, 2015 and 2014, respectively, generated on net income of $22.6 million and $20.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Inventory was higher as of September 30, 2015 and 2014 compared to the years ended December 31, 2014 and 2013 as inventory is built during the seasonally slow third quarter for sale in the stronger fourth quarter.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2015 consisted of capital expenditures, cash paid for business acquisitions and the purchase of a distributor. Capital expenditures were $11.5 million and $12.3 million in the nine months ended September 30, 2015 and 2014, respectively, and are expected to approximate $16.0 million in 2015. Payments related to acquiring businesses and a distributor resulted in a $6.1 million use of cash in 2015.

Financing cash flows

Financing activities in the first nine months of 2015 resulted in a use of cash of $15.3 million compared to $12.6 million in the same period a year ago. This greater use of cash in 2015 was a result of lower borrowings on our revolving credit facility under our amended and restated senior credit agreement in 2015 at $21.0 million compared to $33.0 million in 2014; a milestone payment of $2.4 million associated with the EndoDynamix acquisition; payments related to issuance of debt were $1.4 million in 2015; proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan of $0.7 million in 2015 compared to $1.7 million in 2014 and slightly higher dividend payments of $16.6 million in 2015 compared to $16.5 million in 2014. Offsetting this was the Company repurchasing $16.9 million of common stock in 2014. We did not have any repurchases in the first nine months of 2015. Other uses of cash also included a $16.7 million payment in both 2015 and 2014 associated with the distribution and development agreement with MTF and payments on our mortgage note were $0.6 million in both 2015 and 2014.

On April 28, 2015, we entered into an amended and restated $450.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $450.0 million revolving credit facility expiring on April 28, 2020. The amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. Initial interest rates are at LIBOR plus 1.50% (1.69% at September 30, 2015) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%. As described in Note 7, we entered into a distribution and development agreement with MTF and have $16.7 million remaining in contingent payments. We expect to fund these payments through cash on hand and available borrowings under our revolving credit facility as the payments come due over the next year.

There were $256.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2015. Our available borrowings on the revolving credit facility at September 30, 2015 were $188.9 million with approximately $5.1 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2015. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $5.8 million at September 30, 2015. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2015, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. We have not purchased any shares of common stock under the share repurchase program during 2015. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2015 and 2014, we continued our operational restructuring plan. In 2015, we continued the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. We expect our Centennial, Colorado consolidation is to be completed over the next 3 months. During 2014, we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $1.3 million and $1.4 million in costs associated with the operational restructuring during the three months ended September 30, 2015 and 2014, respectively, and $5.2 million and $3.8 million during the nine months ended September 30, 2015 and 2014, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

During 2015 and 2014, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $1.3 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $9.8 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. These costs were charged to selling and administrative expense.

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

We have recorded an accrual in current and other long term liabilities of $5.2 million at September 30, 2015 mainly related to severance and lease impairment costs associated with the restructuring.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization during the remainder of 2015. As the restructuring plan progresses, we will incur additional charges, including employee termination costs and other exit costs. We estimate restructuring costs will approximate $2.0 million to $3.0 million, net of tax, for the remainder of 2015 which will be recorded to cost of sales and selling and administrative expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2015.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year-ended December 31, 2014 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 13a-15(f) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Condensed Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2015.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
October 23, 2015

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Condensed Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2015. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.