Form 10-K
period 2015-12-31
CONMED CORP
filed 2016-02-23
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☐      No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1,613,906,000 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 15, 2016 was 27,712,715.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement and any other informational filings for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2015

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970.  CONMED is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,400 employees distribute its products worldwide from several manufacturing locations.

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

•
Pursue Strategic Acquisitions.  We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. This includes the January 4, 2016 acquisition of SurgiQuest, Inc. ("SurgiQuest") as further described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Consolidated Financial Statements.

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

•
Geographic Diversification.  We believe that significant growth opportunities exist for our surgical products outside the United States.  Principal foreign markets for our products include Europe, Latin America and Asia/Pacific Rim.  Critical elements of our future sales growth in these markets include leveraging our existing relationships with foreign surgeons, hospitals, third-party payers and foreign distributors (including sub-distributors and sales agents), maintaining an appropriate presence in emerging market countries and continually evaluating our routes-to-market.

•
Active Participation in the Medical Community.  We believe that excellent working relationships with physicians and others in the medical industry enable us to gain an understanding of new therapeutic and diagnostic alternatives, trends and emerging opportunities.  Active participation allows us to quickly respond to the changing needs of physicians and patients. In addition, we are an active sponsor of medical education both in the United States and internationally, offering training on new and innovative surgical techniques as well as other medical education materials for use with our products.

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2015	2014	2013
Orthopedic surgery	54%	54%	54%
General surgery	38	38	37
Surgical visualization	8	8	9
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$719,168	$740,055	$762,704

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

In sports medicine, we compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc. and Zimmer Biomet, Inc.

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

In powered instruments, our competition includes Stryker Corporation; Medtronic plc, (Midas Rex and Xomed divisions); Johnson & Johnson: DePuy Synthes, Inc.; MicroAire Surgical Instruments, LLC, and Zimmer Holdings, Inc.

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

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical, endoscopic technologies, and critical care.

Our advanced surgical product offering includes an extensive line of state-of-the-art electrosurgical generators, handpieces, smoke management systems and accessories. Our endomechanical instrumentation products offer a full line of instruments including trocars, suction irrigation devices, graspers, scissors and dissectors used in minimally invasive surgery. We offer a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies and other gynecologic laparoscopic procedures. Our competition includes Medtronic plc: Covidien; Ethicon Endo-Surgery, Inc.; ERBE Elektromedizin GmbH; Megadyne; Johnson & Johnson: and Applied Medical Resources Corporation.

On January 4, 2016, we acquired SurgiQuest for $265 million in cash (on a cash-free, debt-free basis). SurgiQuest develops, manufactures and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current advanced surgical offering.

Our endoscopic technologies offering includes a comprehensive line of minimally invasive diagnostic and therapeutic products used in conjunction with procedures which require flexible endoscopy. This offering includes mucosal management devices, forceps, scope management accessories, bronchoscopy devices, dilatation, stricture management devices, hemostasis, biliary devices and polypectomy. Our competition includes Boston Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus, Inc.; STERIS Corporation - U.S. Endoscopy; and EndoChoice, Inc.

Our critical care offering includes a line of vital signs and cardiac monitoring products including pulse oximetry sensors, ECG electrodes & accessories, and cardiac defibrillation & pacing pads.  We also offer a complete line of suction instruments and tubing that are used throughout all areas of the hospital as well as in Ambulatory Surgery Centers and the emergency medical market. In addition, we offer a line of IV products for use in the critical care areas of the hospital and the emergency medical market. This offering's competition includes Medtronic plc: (Covidien Ltd) and 3M Company.

Surgical Visualization

Our surgical visualization product line offers imaging systems for use in minimally invasive orthopedic and general surgery procedures including 2DHD and 3DHD vision technologies. Competition includes Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Olympus, Inc.; Richard Wolf and Karl Storz GmbH.

International

Maintaining and expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 34% of our total net sales in 2015.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

Competition

We compete in orthopedic, surgical visualization and general surgery medical device markets across the world. Our competitors range from large manufacturers with multiple business units to smaller manufacturers with limited product offerings. We believe we have appropriate product offerings and adequate market share to compete effectively in these markets. The global markets are constantly changing due to technological advances. We seek to closely align our research and development with our key business objectives, namely developing and improving products and processes, applying innovative technology to the manufacture of products for new global markets and reducing the cost of producing core products.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2015, 2014 and 2013.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IDNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

Our employee sales representatives are specially trained in our various product offerings. Each employee sales representative is assigned a defined geographic area and compensated on a commission basis or through a combination of salary and commission.  The sales force is supervised and supported by either area directors or district managers.  In certain geographies, sales agent groups are used in the United States to sell our orthopedic products.  These sales agent groups are paid a commission for sales made to customers while home office sales and marketing management provide the overall direction for marketing and positioning of our products. Our sales professionals provide surgeons and medical personnel with information relating to the technical features and benefits of our products.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  For clinical and commercially promising disclosures, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $2.3 million, $2.6 million and $2.7 million in 2015, 2014 and 2013, respectively.

Amounts expended for Company research and development were approximately $27.4 million, $27.8 million and $25.8 million during 2015, 2014 and 2013, respectively.

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

As noted above, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. During the third quarter of 2013, the FDA inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA and responded to these questions on April 25, 2015.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.

Employees

As of December 31, 2015, we had approximately 3,400 full-time employees, including approximately 2,300 in operations, 140 in research and development and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

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

The results of our business are directly tied to the economic conditions in the healthcare industry and the broader economy as a whole.  We will continue to monitor and manage the impact of the overall economic environment on the Company. Approximately 21% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

A significant portion of our revenues are derived from foreign sales.  Approximately 50% of our total 2015 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 34% of our total net sales in 2015.  The remaining 16% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have implemented a hedging strategy involving foreign currency forward contracts for 2015, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2017. Our international presence exposes us to certain other inherent risks, including:

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

A key element of our business strategy has been to expand through acquisitions and we may seek to pursue additional acquisitions in the future.  Our success is dependent in part upon our ability to integrate acquired companies or product lines into our existing operations.  For example, we completed the acquisition of SurgiQuest, Inc. (“SurgiQuest”) on January 4, 2016 and are in the process of integrating SurgiQuest into our business. We may not have sufficient management and other resources to accomplish the integration of our past and future acquisitions and implementing our acquisition strategy may strain our relationship with customers, suppliers, distributors, personnel or others.  There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms.  In addition, while we are generally entitled to customary indemnification from sellers of businesses for any difficulties that may have arisen prior to our acquisition of each business, acquisitions may involve exposure to unknown liabilities and the amount and time for claiming under these indemnification provisions is often limited.  As a result, our financial performance is now, and will continue to be, subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses. We incurred substantial additional debt in connection with the SurgiQuest acquisition, and we cannot ensure that we will be able to successfully integrate and advance SurgiQuest’s product lines or that risks related to the SurgiQuest acquisition will not negatively impact our financial performance.

Our financial performance may be adversely impacted by healthcare reform legislation.

Provisions of healthcare legislation, including provisions of the Patient Protection and Affordable Care Act, could meaningfully change the way health care is developed and delivered and may adversely affect our business and results of operations.   For example, the Patient Protection and Affordable Care Act includes provisions aimed at improving quality and decreasing costs of Medicare, governing comparative effectiveness research, and implementing an independent payment advisory board and pilot programs to evaluate alternative payment methodologies.  That legislation also included a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products, which has recently been delayed until 2018.  We cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.  However, any changes that lower reimbursements or otherwise causing pricing pressures to hospitals for surgical procedures or reduce medical procedure volumes could adversely affect our results of operations and cash flows.

Failure to comply with regulatory requirements may result in recalls, fines or materially adverse implications.

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations.  We received a warning letter from the FDA related to our Centennial, CO facility on January 30, 2014. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, CO manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA and responded to these questions on April 25, 2015.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines. Manufacturing and sales of our products outside the United States are also subject to foreign regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for foreign approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

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

Our products are subject to product recall and we have conducted product recalls in the past.  Although no recall has had a material adverse effect on our business or financial condition, we cannot assure you that regulatory issues will not have a material adverse effect on our business, financial condition or results of operations in the future or that product recalls will not harm our reputation and our customer relationships.

The highly competitive market for our products may create adverse pricing pressures.

The market for our products is highly competitive and our customers have numerous alternatives of supply.  Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others.  In addition, many of our competitors are large, technically competent firms with substantial assets.  Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues.  See “Products” in Item 1 - Business for a further discussion of these competitive forces.

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

We may not be able to keep pace with technology or to develop viable new products.  In addition, many of our competitors are substantially larger with greater financial resources which may allow them to more rapidly develop new products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include:

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

In addition, some of the companies with which we now compete, or may compete in the future, have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry.  See “Products” in Item 1 - Business for a further discussion of these competitive forces.

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

As of December 31, 2015, we had $270.8 million of debt outstanding, representing 25% of total capitalization.  On January 4, 2016, we entered into our fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 15 to our Consolidated Financial Statements.

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

In the latter half of 2014, Curt Hartman became our President & Chief Executive Officer, having significant industry experience. Since this time, he has implemented organizational changes within our Company, including senior management changes.  The experience of our senior executives is a valuable asset to us and, although we believe that our current senior management team has the combination of company and industry experience to be successful, our recent management and organizational changes could adversely affect our business, including through any disruption that may be associated with the organizational changes.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding foreign patents on products expiring at various dates from 2016 through 2038 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

The nature of our products as medical devices and today’s litigious environment should be regarded as potential risks which could significantly and adversely affect our financial condition and results of operations.  The insurance we maintain to protect against claims associated with the use of our products has deductibles and may not adequately cover the amount or nature of any claim asserted against us.  We are also exposed to the risk that our insurers may become insolvent or that premiums may increase substantially.  See “Item 3 - Legal Proceedings” for a further discussion of the risk of product liability actions and our insurance coverage.

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Centennial, CO	87,500	Own	—
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2024
Mississauga, Canada	22,378	Lease	December 2016
Westborough, MA	19,515	Lease	June 2020
Frenchs Forest, Australia	16,912	Lease	July 2020
Seoul, Korea	15,554	Lease	January 2017
Anaheim, CA	14,037	Lease	August 2018
Frankfurt, Germany	13,606	Lease	March 2023
Milan, Italy	13,024	Lease	March 2017
Beijing, China	10,255	Lease	June 2016
Swindon, Wiltshire, UK	8,562	Lease	December 2020
Askim, Sweden	8,353	Lease	May 2019
Barcelona, Spain	8,073	Lease	December 2018
Rungis Cedex, France	7,406	Lease	December 2016
Copenhagen, Denmark	5,899	Lease	December 2018
New York, NY	3,473	Lease	September 2022
Warsaw, Poland	3,222	Lease	February 2018
Espoo, Finland	3,078	Lease	Open Ended
Shanghai, China	2,269	Lease	February 2018
Innsbruck, Austria	1,820	Lease	June 2020

Our principal manufacturing facilities are located in Utica, NY, Largo, FL, Anaheim, CA and Chihuahua, Mexico. Lithia Springs, GA and Brussels, Belgium are our principal distribution centers. The remaining facilities are sales and administrative offices with certain offices also including smaller distribution centers.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the NASDAQ Stock Market under the symbol “CNMD”. At January 29, 2016, there were 637 registered holders of our common stock and approximately 5,973 accounts held in “street name”.

The following table sets forth quarterly high and low closing sales prices for the years ended December 31, 2015 and 2014, as reported by the NASDAQ Stock Market.

	2015
Period	High	Low
First Quarter	$51.88	$44.90
Second Quarter	59.11	48.29
Third Quarter	60.19	47.09
Fourth Quarter	49.99	38.34

	2014
Period	High	Low
First Quarter	$48.54	$41.33
Second Quarter	49.65	42.23
Third Quarter	45.46	36.53
Fourth Quarter	45.33	37.31

Our Board of Directors has authorized a share repurchase program; see Note 7 to the Consolidated Financial Statements.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2015 was paid on January 5, 2016 to shareholders of record as of December 15, 2015. The total dividend payable at December 31, 2015 was $5.5 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,030,670	$43.47	2,141,538
Equity compensation plans not approved by security holders	—	—	—
Total	1,030,670	$43.47	2,141,538

The number of securities included in column (a) above consists of outstanding share appreciation rights (“SARs”) and performance share units, however the weighted-average exercise price in column (b) is for SARs only.

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statements of Operations Data (1):
Net sales	$719,168	$740,055	$762,704	$767,140	$725,077
Cost of sales (2)	337,466	335,998	350,287	361,297	350,143
Gross profit	381,702	404,057	412,417	405,843	374,934
Selling and administrative expense (3)	303,091	323,492	330,078	312,419	277,707
Research and development expense	27,436	27,779	25,831	28,214	28,651
Impairment of goodwill (4)	—	—	—	—	60,302
Income from operations	51,175	52,786	56,508	65,210	8,274
Loss on early extinguishment of debt (5)	—	—	263	—	—
Amortization of debt discount	—	—	—	—	3,903
Interest expense	6,031	6,111	5,613	5,730	6,676
Income (loss) before income taxes	45,144	46,675	50,632	59,480	(2,305)
Provision (benefit) for income taxes	14,646	14,483	14,693	18,999	(3,057)
Net income	$30,498	$32,192	$35,939	$40,481	$752

Per Share Data:
Basic earnings per share	$1.10	$1.17	$1.30	$1.43	$0.03

Diluted earnings per share	$1.09	$1.16	$1.28	$1.41	$0.03

Dividends per share of common stock	$0.80	$0.80	$0.65	$0.60	$—

Weighted Average Number of Common Shares In Calculating:
Basic earnings per share	27,653	27,401	27,722	28,301	28,246
Diluted earnings per share	27,858	27,769	28,114	28,653	28,633

Other Financial Data:
Depreciation and amortization	$43,879	$45,734	$47,867	$46,616	$42,687
Capital expenditures	15,009	15,411	18,445	21,532	17,552

Balance Sheet Data (at period end):
Cash and cash equivalents	$72,504	$66,332	$54,443	$23,720	$26,048
Total assets	1,112,944	1,098,194	1,090,508	1,078,849	935,594
Long-term obligations	408,153	400,940	372,924	346,637	231,339
Total shareholders’ equity	585,073	581,298	606,319	606,998	573,071

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. Refer to Note 4.

(2)
In 2015, 2014, 2013, 2012 and 2011, we incurred charges related to the restructuring of certain of our manufacturing operations of $8.0 million, $5.6 million, $6.5 million, $7.1 million and $3.5 million, respectively; in 2013 we incurred charges of $2.1 million related to the termination of a product offering.  See additional discussion in Note 11 to the Consolidated Financial Statements.

(3)	Restructuring and other expense included in selling and administrative costs are the following:

	2015	2014	2013	2012	2011

Restructuring costs	$13,655	$3,354	$8,750	$6,497	$792
Business and asset acquisition costs	2,543	722	—	1,898	300
Management restructuring costs	—	12,546	—	—	—
Shareholder activism costs	—	3,966	—	—	—
Patent dispute and other matters	—	3,374	3,206	1,555	—
Pension settlement expense	—	—	1,443	—	—
Restructuring and other expense included in selling and administrative expense	$16,198	$23,962	$13,399	$9,950	$1,092

See additional discussion in Note 11 to the Consolidated Financial Statements.

(4)	During 2011, we recorded a $60.3 million charge for the impairment of goodwill related to the legacy CONMED Patient Care reporting unit.

(5)	Includes a charge of $0.3 million in 2013 related to a loss on the early extinguishment of debt. See additional discussion in Note 5 to the Consolidated Financial Statements.

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

	2015	2014	2013
Orthopedic surgery	54%	54%	54%
General surgery	38	38	37
Surgical visualization	8	8	9
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 79% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 50%, 51% and 51% in 2015, 2014 and 2013, respectively.

Business Environment

2015 was a year of continued change and transformation for CONMED Corporation. During the year, we filled the remaining executive positions in a now entirely revamped leadership team. We also aligned our marketing product strategy road map with our research and development resource allocation to re-invigorate our organic product pipeline, while leveraging our restored business development function to actively pursue additional acquisitions. During the year, we had three business acquisitions as more fully disclosed in Note 4 to the Consolidated Financial Statements.

On January 4, 2016, we acquired SurgiQuest, Inc. ("SurgiQuest") for $265 million in cash (on a cash-free, debt-free basis). SurgiQuest develops, manufactures, and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current advanced surgical offering. We expect this access system to generate approximately $55 to $60 million in revenue in 2016.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. We have successfully completed our restructuring plans over the past few years, however, we cannot be certain further activities, will be completed in the estimated time period or that planned cost savings will be achieved.

Finally, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. During the third quarter of 2013, the FDA inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA and responded to these questions on April 25, 2015. The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $12.6 million, $13.6 million and $12.6 million for 2015, 2014 and 2013, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.3 million at December 31, 2015 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Customer relationships, trademarks, tradenames, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have accumulated goodwill of $260.7 million and other intangible assets of $308.2 million as of December 31, 2015.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. During 2015, we completed our goodwill impairment testing with data as of October 1, 2015. We performed a Step 1 impairment test in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 350-20-35 utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value.

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

Trademarks and tradenames were recognized principally in connection with the 1997 acquisition of Linvatec Corporation.  We continue to market products, release new product and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time.  Therefore, our trademarks and tradenames intangible assets are not amortized. During 2015, we completed our impairment testing of trademarks and tradenames with data as of October 1, 2015. We performed a Step 1 impairment test in accordance with ASC 350-30-35 utilizing the relief from royalty income approach to determine whether the fair value of the Linvatec trademark and tradenames are less than their carrying amounts. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. Based upon our assessment, we believe the fair value continues to exceed carrying value.

For all other indefinite lived intangible assets, we perform a qualitative impairment test in accordance with ASC 350-30-35. Based upon this assessment, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

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

The weighted-average discount rate used to measure pension liabilities at December 31, 2015 and estimated 2016 pension expense is set by reference to the Mercer Above Mean Yield Curve. We changed to this curve as we believe it provides a better representation of yields on bonds if we were to settle the liabilities than the prior use of the Citigroup Pension Liability Index. Prior year pension liabilities and 2015 and 2014 pension expense are set by reference to the Citigroup Pension Liability Index. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the index do not match precisely the projected benefit payment stream of the plan. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate.  As further discussed in Note 9 to the Consolidated Financial Statements, for 2016 we are changing the method we use to estimate the interest cost component of the pension expense to the spot rate approach. The rates used in determining 2016 pension expense and December 31, 2015 pension liabilities were 3.77% and 4.54%, respectively. The rate used in determining 2015 pension expense and December 31, 2014 pension liabilities was 3.81%.

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

Pension expense in 2016 is expected to be $0.9 million, a reduction of $0.6 million using the spot rate approach. Pension expense was $1.2 million in 2015.  In addition, we do not expect to make any contributions to the pension plan for the 2016 plan year.

In performing a sensitivity analysis on our pension plan expense, we do not believe a 0.25% increase or decrease in discount rate or investment return would have a material impact on our pension expense.

See Note 9 to the Consolidated Financial Statements for further discussion.

Stock-based Compensation

All share-based payments to employees, including grants of restricted stock units, performance share units and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is generally recognized using a straight-line method over the vesting period. Compensation expense for performance share units is recognized using the graded vesting method.

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $43.1 million at December 31, 2015.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.9	45.4	45.9
Gross margin	53.1	54.6	54.1
Selling and administrative expense	42.1	43.7	43.3
Research and development expense	3.8	3.8	3.4
Income from operations	7.1	7.1	7.4
Interest expense	0.8	0.8	0.7
Income before income taxes	6.3	6.3	6.7
Provision for income taxes	2.0	2.0	1.9
Net income	4.3%	4.3%	4.8%

Net Sales

Net sales decreased 2.8% to $719.2 million in 2015 after a decrease in sales of 3.0% in 2014 to $740.1 million from $762.7 million in 2013. The decrease in 2015 occurred across all product lines. In local currency, excluding the effects of the hedging program, sales increased 0.3% in 2015.  Sales of capital equipment increased 3.8% to $151.9 million in 2015, while sales of single-use products decreased 4.5% to $567.3 million in 2015.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 7.1% in 2015, while single-use products decreased 1.3% in 2015. The decrease in 2014 sales also occurred across product lines. In local currency, excluding the effects of the hedging program, sales decreased 2.4% in 2014.  Sales of capital equipment decreased 4.8% to $146.3 million in 2014 from $153.7 million in 2013; sales of single-use products decreased 2.5% to $593.8 million in 2014 from $609.0 million in 2013.  In local currency, excluding the effects of the hedging program, sales of capital equipment decreased 4.3% in 2014 while single-use products decreased 1.9% in 2014.

•
Orthopedic surgery sales decreased 3.4% in 2015 to $389.0 million after a decrease of 1.8% in 2014 to $402.8 million from $410.2 million in 2013. In 2015, the decrease was mainly due to lower sales in our procedure specific and resection product offerings as well as our powered instrument burs and blades offset by increases in our powered instrument handpieces. In 2014, the decrease was mainly due to lower sales in our procedure specific, fluid and resection product offerings and the discontinuation of the Cascade PRP product line offset by increased sales of large bone and small bone handpieces. In local currency, excluding the effects of the hedging program, sales increased 0.7% in 2015 after a decrease of 1.3% in 2014.

•
General surgery sales decreased 1.8% in 2015 to $274.2 million after a decrease of 2.5% in 2014 to $279.4 million from $286.7 million in 2013. In 2015 and 2014, we experienced decreases across all product offerings. In local currency, excluding the effects of the hedging program, sales decreased 0.1% in 2015 and 2.0% in 2014.

•
Surgical visualization sales decreased 3.3% in 2015 to $56.0 million after a decrease of 12.0% to $57.9 million in 2014 from $65.8 million in 2013. The decrease in 2015 resulted from the discontinuation of an OEM video product line during 2015 offset by the increase in video system sales of our new IM8000 2DHD camera system. We believe the decrease in 2014 was driven by customers awaiting the release of our new IM8000 2DHD camera system. In local currency, excluding the effects of the hedging program, sales decreased 0.1% in 2015 and 10.9% in 2014.

Cost of Sales

Cost of sales was $337.5 million in 2015, $336.0 million in 2014 and $350.3 million in 2013.  Gross profit margins were 53.1% in 2015, 54.6% in 2014 and 54.1% in 2013.  The decrease in gross profit margins of 1.5 percentage points in 2015 is a result of the impact of unfavorable foreign currency exchange rates on sales (1.5 percentage points) and higher costs associated with the operational restructuring (0.4 percentage points) offset by favorable production variances (0.3 percentage points) and product mix (0.1 percentage points). The increase of 0.5 percentage points in 2014 is primarily a result of lower costs resulting from the restructuring initiatives we have completed throughout our operations.

Selling and Administrative Expense

Selling and administrative expense was $303.1 million in 2015, $323.5 million in 2014 and $330.1 million in 2013. Selling and administrative expense as a percentage of net sales were 42.1% in 2015, 43.7% in 2014 and 43.3% in 2013.  The decrease of 1.6 percentage points in 2015 compared to 2014 is attributable to $12.5 million in executive management restructuring costs in 2014 as further described in Note 11 to the Consolidated Financial Statements; lower medical device tax; lower benefit costs; legal fees associated with a patent infringement claim that we settled in the first quarter of 2014 as well as costs associated with a legal matter in which we prevailed at trial in the second quarter of 2014; and shareholder activism related charges in 2014. The increase of 0.4 percentage points in 2014 compared to 2013 is attributable to lower sales in 2014 compared to 2013.

Research and Development Expense

Research and development expense was $27.4 million, $27.8 million and $25.8 million in 2015, 2014 and 2013, respectively.  As a percentage of net sales, research and development expense remained flat at 3.8% in 2015 and 2014 and was 3.4% in 2013. The increase of 0.4 percentage points in 2014 was mainly the result of the timing of projects.

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

Interest Expense

Interest expense was $6.0 million in 2015 compared to $6.1 million in 2014 and $5.6 million in 2013.  Interest expense remained flat in 2015 compared to 2014 as higher weighted average borrowings were offset by lower interest rates. The increase in 2014 compared to 2013 is due to the cost associated with higher weighted average borrowings as compared to the same period a year ago. The weighted average interest rates on our borrowings were 2.23% in 2015 declining from 2.40% in 2014 and 2.39% in 2013.

Provision for Income Taxes

A provision for income taxes was recorded at an effective rate of 32.4%, 31.0% and 29.0% in 2015, 2014 and 2013, respectively, as compared to the Federal statutory rate of 35.0%. The effective tax rate in 2015 is higher than that recorded in 2014 due to the domestic impact, net of foreign tax credits, associated with the repatriation of foreign earnings to the United States, which increased tax expense by $1.1 million in the fourth quarter. Additionally, the 2015 rate increased compared to 2014 as a result of lower foreign tax benefits resulting from the change in the governmental rate upon which European permanent deductions are calculated and due to benefits recorded in 2014 related to settlements with taxing authorities.  These items are offset by decreases resulting from domestic manufacturing benefits and lower state tax expense as a result of a New York State legislative change recorded in 2014. The effective tax rate in 2014 is higher than that recorded in 2013 due to tax legislation changes. In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. While this will be positive for the future, previously recorded New York State deferred tax assets of $2.3 million that would have been used to offset taxes otherwise payable, no longer have value due to a zero percent tax rate. Accordingly, we wrote off these New York State tax assets as a non-cash charge to income tax expense. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 6 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

Net sales “on a constant currency basis” is a non-GAAP measure. The company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. To measure percentage sales growth in constant currency, the Company removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of net sales.

Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names. This adjusted financial measure should not be considered in isolation or as a substitute for reported net sales growth, the most directly comparable GAAP financial measure. This non-GAAP financial measure is an additional way of viewing net sales that, when viewed with our GAAP results, provides a more complete understanding of our business. The Company strongly encourages investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

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

We had total cash on hand at December 31, 2015 of $72.5 million, of which approximately $65.9 million was held by our foreign subsidiaries outside the United States with unremitted earnings. We have not repatriated, nor do we anticipate the need to repatriate, permanently reinvested earnings to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements.  During the fourth quarter of 2015, we redeployed cash from certain non-U.S. subsidiaries for U.S. debt reduction of $33.0 million which includes $9.3 million of 2015 foreign earnings not previously permanently reinvested and a $23.7 million return of accumulated foreign basis. We recorded a tax charge of $1.1 million and increased foreign borrowings under our revolving credit facility by $33.0 million related to this cash redeployment.  It is our intention to permanently reinvest the remaining amount of unremitted earnings. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts.

Operating Cash Flows

Our net working capital position was $287.8 million at December 31, 2015.  Net cash provided by operating activities was $48.1 million in 2015, $65.2 million in 2014 and $80.9 million in 2013 generated on net income of $30.5 million in 2015, $32.2 million in 2014 and $35.9 million in 2013.

The decrease in cash provided by operating activities from 2014 to 2015 is mainly related to inventory being higher as of December 31, 2015 compared to the year ended December 31, 2014 as we built additional inventory due to consolidating the Centennial, Colorado manufacturing facility into other manufacturing facilities, had higher levels of inventory for evaluation to support our salesforce and lower than anticipated video sales in the fourth quarter. In addition, we had higher payments related to our operational and administrative restructuring during 2015 compared to 2014.

Investing Cash Flows

Net cash used in investing activities during 2015, consisted primarily of capital expenditures, cash paid for business acquisitions, an asset acquisition and the purchase of a distributor.  Capital expenditures were $15.0 million, $15.4 million and $18.4 million in 2015, 2014 and 2013, respectively.  Capital expenditures are expected to be in the $15.0 million to $20.0 million range for 2016. Payments related to acquiring businesses, assets and a distributor resulted in a $9.4 million use of cash in 2015. During 2014, we made payments of $5.0 million for the purchase of a business.

Financing Cash Flows

Financing activities in 2015 resulted in a use of cash of $9.8 million compared to $26.4 million in 2014 and $31.3 million in 2013. Dividend payments totaled $22.1 million, $22.0 million and $16.7 million in 2015, 2014 and 2013, respectively. The increase in dividend payments from 2013 to 2014 is due to the increased per share quarterly dividend from $0.15 per share in 2013 to $0.20 per share in 2014. We also had $16.7 million in payments in each of 2015 and 2014 and $34.0 million in 2013 associated with the distribution and development agreement with Musculoskeletal Transplant Foundation. Contingent consideration payments associated with a prior year business acquisition totaled $3.9 million in 2015. We repurchased common stock totaling $16.9 million and $50.6 million in 2014 and 2013, respectively. These uses of cash were offset by borrowings on our senior credit agreement of $30.7 million, $27.0 million and $55.0 million in 2015, 2014 and 2013, respectively; and $0.8 million, $2.3 million and $17.3 million in proceeds from the issuance of common stock under our equity compensation plans and employee stock purchase plan in 2015, 2014 and 2013, respectively. 2013 resulted in higher proceeds from the issuance of common stock as more stock options were available for exercise during the period.

On April 28, 2015, we entered into an amended and restated $450.0 million senior credit agreement (the "fourth amended and restated senior credit agreement"). The fourth amended and restated senior credit agreement consists of a $450.0 million revolving credit facility expiring on April 28, 2020. The fourth amended and restated senior credit agreement was used to repay borrowings outstanding on the revolving credit facility under the then existing senior credit agreement. Interest rates are at LIBOR plus 1.50% (1.93% at December 31, 2015) or an alternative base rate. For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1%, plus an additional margin of 0.50%.

There were $265.6 million in borrowings outstanding under the revolving credit facility as of December 31, 2015.  Our available borrowings on the revolving credit facility at December 31, 2015 were $179.3 million with approximately $5.1 million of the facility set aside for outstanding letters of credit.

The fourth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2015. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

As described in Note 15 to the Consolidated Financial Statements, on January 4, 2016, we entered into a fifth amended and restated senior credit agreement (the “fifth amended and restated senior credit agreement”) consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initial interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin (2.43% at January 4, 2016). Initially, the applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00%.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $5.2 million at December 31, 2015.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2015, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We did not purchase any shares of common stock under the share repurchase program during 2015.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2015, 2014 and 2013, we continued our operational restructuring plan. In 2015, we completed the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. During 2014, we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $8.0 million, $5.6 million, and $6.5 million in costs associated with the operational restructuring during the years ending December 31, 2015, 2014 and 2013, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of goods sold during 2013.

During 2015, 2014 and 2013, we restructured certain administrative functions throughout the Company. We incurred $13.7 million, $3.4 million, and $8.8 million, respectively, in related costs consisting principally of severance charges and, for the 2013 year, also included the write-off of certain patents. These costs were charged to selling and administrative expense.

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

We have recorded an accrual in current and other long-term liabilities of $7.2 million at December 31, 2015 mainly related to severance associated with these restructurings.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization, however this plan is currently being evaluated and therefore we cannot estimate the costs.  When this plan is finalized it will result in additional charges, including employee termination costs and other exit costs that will be charged to cost of sales and selling and administrative expense.

We expect $3.5 million to $4.5 million in net annual savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs which is expected to result in higher earnings and cash flows in future periods. These savings are expected to be fully realized in 2016. We do not anticipate any reductions in revenues associated with the Centennial consolidation.

Refer to Note 11 to the Consolidated Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2015.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$270,810	$1,339	$3,026	$266,445	$—
Contingent consideration	22,905	19,167	2,000	1,174	564
Purchase obligations	33,529	33,475	31	23	—
Operating lease obligations	23,670	5,344	9,336	5,726	3,264
Total contractual obligations	$350,914	$59,325	$14,393	$273,368	$3,828

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

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 7 to the Consolidated Financial Statements).

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

Foreign currency risk

Approximately 50% of our total 2015 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 34% of our total net sales in 2015.  The remaining 16% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2015, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $23.0 million and income before income taxes to decrease by approximately $8.2 million, compared to sales and income before income taxes in 2014.

We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2015 which have been accounted for as cash flow hedges totaled $105.5 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $10.4 million, $0.6 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.2 million at December 31, 2015.  It is expected these unrealized gains will be recognized in the consolidated statement of comprehensive income in 2016.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2015 which have not been designated as hedges totaled $22.3 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.4 million, -$0.2 million and -$0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, offsetting losses on our intercompany receivables of -$0.8 million, -$0.5 million and -$0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the net fair value for forward foreign exchange contracts outstanding at December 31, 2015 was $1.9 million and is included in prepaids and other current assets in the Consolidated Balance Sheets.

Refer to Note 13 in the Consolidated Financial Statements for further discussion.

Interest rate risk

At December 31, 2015, we had approximately $265.6 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2016 than they did in 2015, interest expense would increase, and income before income taxes would decrease by $2.7 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2016 than they did in 2015, our interest expense would decrease, and income before income taxes would increase by $2.7 million.

Item 8.  Financial Statements and Supplementary Data

Our 2015 Financial Statements are included elsewhere herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Ethics Disclosure” and "Meetings of Board of Directors and Committees, Leadership Structure and Risk Oversight” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Nominees for the Board of Directors” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	37

	Report of Independent Registered Public Accounting Firm	38

	Consolidated Balance Sheets at December 31, 2015 and 2014	39

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	40

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	41

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	43

	Notes to Consolidated Financial Statements	45

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	73

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
February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. TRYNISKI	Chairman of the Board
Mark E. Tryniski	of Directors	February 22, 2016

/s/ CURT R. HARTMAN	President, Chief Executive
Curt R. Hartman	Officer and Director	February 22, 2016

/s/ LUKE A. POMILIO	Executive Vice President-Finance
Luke A. Pomilio	and Chief Financial Officer (Principal Financial Officer)	February 22, 2016

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 22, 2016

/s/ BRIAN CONCANNON
Brian Concannon	Director	February 22, 2016

/s/ DAVID BRONSON
David Bronson	Director	February 22, 2016

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 22, 2016

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 22, 2016

/s/ DIRK M. KUYPER
Dirk M. Kuyper	Director	February 22, 2016

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 22, 2016

/s/ JOHN WORKMAN
John Workman	Director	February 22, 2016

Exhibit Index

Exhibit No.		Description

3.1	-
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

4.7
Fourth Amendment to Guarantee and Collateral Agreement, dated as of January 4, 2016, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

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

10.3	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.4	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.5	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.6	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.7	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

10.8	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.9	-	Amended and Restated 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 23, 2015).

10.10	-
Amended and Restated Credit Agreement, dated January 4 2016, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

10.11	-	Change in Control Severance Agreement for Joseph J. Corasanti (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.12	-	Change in Control Severance Agreement for Robert D. Shallish, Jr. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13	-	Change in Control Severance Agreement for Daniel S. Jonas (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.14	-	Change in Control Severance Agreement for Luke A. Pomilio (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.15	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.16+	-
Employment Agreement between the Company and Patrick Beyer, dated December 9, 2014 (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.17+	-
Separation Agreement, by and between CONMED Corporation and Joseph J. Corasanti, dated July 22, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2014).

10.18+	-
Retirement Agreement, by and between CONMED Corporation and Robert D. Shallish, Jr., dated December 9, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2014).

10.19+	-
Separation Agreement, by and between CONMED Corporation and Joseph Darling, dated December 9, 2014. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2014).

10.20	-
Agreement and Plan of Merger, dated November 15, 2015, by and among CONMED Corporation, Nemo Acquisition Sub, Inc., SurgiQuest, Inc. and Shareholder Representative Services LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.CONMED.com/conmed_investor_template.php

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Luke A. Pomilio. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from CONMED Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, (ii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2015 (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2015, (v) Notes to the Consolidated Financial Statements for the year ended December 31, 2015 and (vi) Schedule II - Valuation and Qualifying Accounts. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	*	Filed herewith
	+	Management contract or compensatory plan or arrangement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2015.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
President and
Chief Executive Officer

/s/  Luke A. Pomilio
Luke A. Pomilio
Executive Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 /s/ PricewaterhouseCoopers LLP
Rochester, New York
February 22, 2016

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands except share and per share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$72,504	$66,332
Accounts receivable, less allowance for doubtful
accounts of $1,336 in 2015 and $1,239 in 2014	133,863	129,287
Inventories	166,894	148,149
Income taxes receivable	1,879	583
Deferred income taxes	14,150	14,348
Assets held for sale	3,095	—
Prepaid expenses and other current assets	15,102	22,451
Total current assets	407,487	381,150
Property, plant and equipment, net	125,452	133,429
Deferred income taxes	1,332	1,398
Goodwill	260,651	256,232
Other intangible assets, net	308,171	316,440
Other assets	9,851	9,545
Total assets	$1,112,944	$1,098,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,339	$1,234
Accounts payable	34,720	23,752
Accrued compensation and benefits	31,823	36,446
Income taxes payable	2,903	2,668
Other current liabilities	48,933	51,856
Total current liabilities	119,718	115,956

Long-term debt	269,471	240,201
Deferred income taxes	114,623	112,223
Other long-term liabilities	24,059	48,516
Total liabilities	527,871	516,896

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2015 and 2014, respectively	313	313
Paid-in capital	324,915	319,752
Retained earnings	414,506	406,145
Accumulated other comprehensive loss	(53,894)	(39,822)
Less: Treasury stock, at cost;
3,590,409 and 3,744,473 shares in
2015 and 2014, respectively	(100,767)	(105,090)
Total shareholders' equity	585,073	581,298
Total liabilities and shareholders' equity	$1,112,944	$1,098,194
The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013
(In thousands except per share amounts)

	2015	2014	2013
Net sales	$719,168	$740,055	$762,704
Cost of sales	337,466	335,998	350,287

Gross profit	381,702	404,057	412,417

Selling and administrative expense	303,091	323,492	330,078
Research and development expense	27,436	27,779	25,831
	330,527	351,271	355,909

Income from operations	51,175	52,786	56,508
Loss on early extinguishment of debt	—	—	263
Interest expense	6,031	6,111	5,613

Income before income taxes	45,144	46,675	50,632

Provision for income taxes	14,646	14,483	14,693

Net income	$30,498	$32,192	$35,939

Per share data:

Basic	$1.10	$1.17	$1.30
Diluted	$1.09	$1.16	$1.28

Dividends per share of common stock	$0.80	$0.80	$0.65

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$(16,775)	$(15,069)	$(1,193)
Pension liability	7,578	(18,781)	18,175
Cash flow hedging gain (loss)	(3,291)	7,393	(404)
Other comprehensive income, before tax	18,010	5,735	52,517
Provision (benefit) for income taxes related to items of other comprehensive income	1,584	(4,207)	6,569
Comprehensive income	$16,426	$9,942	$45,948

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	31,299	$313	$324,322	$377,907	$(27,581)	$(67,963)	$606,998

Common stock issued
under employee plans			(4,576)			19,772	15,196

Repurchase of treasury stock						(50,556)	(50,556)

Tax benefit arising from
common stock issued
under employee plans			1,097				1,097

Stock-based compensation			5,593				5,593

Dividends on common stock				(17,957)			(17,957)

Comprehensive income (loss):

Foreign currency translation adjustments					(1,193)

Pension liability (net of income tax expense of $6,718)					11,457

Cash flow hedging loss (net of income tax benefit of $149)					(255)

Net income				35,939

Total comprehensive
income							45,948

Balance at December 31, 2013	31,299	$313	$326,436	$395,889	$(17,572)	$(98,747)	$606,319

Common stock issued
under employee plans			(16,658)			10,519	(6,139)

Repurchase of treasury
stock						(16,862)	(16,862)

Tax benefit arising from
common stock issued
under employee plans			644				644

Stock-based compensation			9,330				9,330

Dividends on common stock				(21,936)			(21,936)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount

Comprehensive income (loss):

Foreign currency translation adjustments					(15,069)

Pension liability (net of income tax benefit $6,939)					(11,842)

Cash flow hedging gain (net of income tax expense of $2,732)					4,661

Net income				32,192

Total comprehensive
income							9,942

Balance at December 31, 2014	31,299	$313	$319,752	$406,145	$(39,822)	$(105,090)	$581,298

Common stock issued
under employee plans			(6,297)			4,323	(1,974)

Tax benefit arising from
common stock issued
under employee plans			3,961				3,961

Stock-based compensation			7,499				7,499

Dividends on common stock				(22,137)			(22,137)

Comprehensive income (loss):

Foreign currency translation adjustments					(16,775)

Pension liability (net of income tax expense of $2,800)					4,778

Cash flow hedging loss (net of income tax benefit of $1,216)					(2,075)

Net income				30,498

Total comprehensive
income							16,426

Balance at December 31, 2015	31,299	$313	$324,915	$414,506	$(53,894)	$(100,767)	$585,073

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$30,498	$32,192	$35,939
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	18,704	19,792	18,653
Amortization	25,175	25,942	29,214
Stock-based compensation	7,499	9,330	5,593
Deferred income taxes	2,251	(284)	7,218
Income tax benefit of stock
option exercises	3,961	644	1,097
Excess tax benefit from stock
option exercises	(4,081)	(922)	(1,518)
Loss on early extinguishment of debt	—	—	263
Increase (decrease) in cash flows from changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,643)	5,255	(798)
Inventories	(34,536)	(20,940)	(1,817)
Accounts payable	11,508	(3,449)	4,223
Income taxes	(1,357)	5,291	(1,098)
Accrued compensation and benefits	(3,964)	3,572	(71)
Other assets	3,950	(546)	(5,222)
Other liabilities	(1,897)	(10,701)	(10,727)
	17,570	32,984	45,010
Net cash provided by operating activities	48,068	65,176	80,949

Cash flows from investing activities:
Payments related to business acquisitions and asset acquisitions,
net of cash acquired	(9,353)	(5,265)	—
Purchases of property, plant and equipment	(15,009)	(15,411)	(18,445)
Net cash used in investing activities	(24,362)	(20,676)	(18,445)

Cash flows from financing activities:
Net proceeds from common stock issued
under employee plans	833	2,316	17,264
Repurchase of common stock	—	(16,862)	(50,556)
Excess tax benefit from stock option exercises	4,081	922	1,518
Proceeds of senior credit agreement	30,680	27,000	55,000
Payments related to distribution agreement	(16,667)	(16,667)	(34,000)
Payments on mortgage notes	(1,234)	(1,140)	(1,050)
Payments on senior subordinated notes	—	—	(227)
Payments related to contingent consideration	(3,876)	—	—
Payments related to debt issuance costs	(1,485)	—	(1,725)
Dividends paid on common stock	(22,105)	(21,959)	(16,696)
Other, net	—	—	(824)
Net cash provided by (used in) financing activities	(9,773)	(26,390)	(31,296)

Effect of exchange rate changes
on cash and cash equivalents	(7,761)	(6,221)	(485)

	2015	2014	2013
Net increase (decrease) in cash
and cash equivalents	6,172	11,889	30,723

Cash and cash equivalents at beginning of year	66,332	54,443	23,720

Cash and cash equivalents at end of year	$72,504	$66,332	$54,443

Non-cash investing activities:
Contractual obligations for acquisition of a business	$440	$10,137	$—

Non-cash financing activities:
Dividends payable	$5,542	$5,510	$5,545

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$5,434	$5,532	$5,143
Income taxes	10,261	10,206	6,837

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.   Customer relationships, trademarks, tradenames, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have accumulated goodwill of $260.7 million and other intangible assets of $308.2 million as of December 31, 2015.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. During 2015, we completed our goodwill impairment testing with data as of October 1, 2015. We performed a Step 1 impairment test in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 350-20-35 utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value.

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

Trademarks and tradenames were recognized principally in connection with the 1997 acquisition of Linvatec Corporation.  We continue to market products, release new product and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time.  Therefore, our trademarks and tradenames intangible assets are not amortized. During 2015, we completed our impairment testing of trademarks and tradenames with data as of October 1, 2015. We performed a Step 1 impairment test in accordance with ASC 350-30-35 utilizing the relief from royalty income approach to determine whether the fair value of the Linvatec trademark and tradenames are less than their carrying amounts. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, weighted average cost of capital, and assumed royalty rates. Based upon our assessment, we believe the fair value continues to exceed carrying value.

For all other indefinite lived intangible assets, we perform a qualitative impairment test in accordance with ASC 350-30-35. Based upon this assessment, we have determined that it is unlikely that our indefinite lived intangible assets are impaired.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $12.6 million, $13.6 million and $12.6 million for 2015, 2014 and 2013, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $1.3 million at December 31, 2015 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013

Net income	$30,498	$32,192	$35,939

Basic-weighted average shares outstanding	27,653	27,401	27,722

Effect of dilutive potential securities	205	368	392

Diluted-weighted average shares outstanding	27,858	27,769	28,114

Basic EPS	$1.10	$1.17	$1.30

Diluted EPS	$1.09	$1.16	$1.28

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.5 million, 0.0 million and 0.0 million at December 31, 2015, 2014 and 2013, respectively.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications, net of tax	4,482	2,739	(16,775)	(9,554)

Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(10,399)	3,233	—	(7,166)
Tax expense (benefit)	3,842	(1,194)	—	2,648

Net current-period other comprehensive income (loss)	(2,075)	4,778	(16,775)	(14,072)

Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income (loss) before reclassifications, net of tax	5,061	(10,551)	(15,069)	(20,559)

Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(635)	(2,048)	—	(2,683)
Tax expense	235	757	—	992

Net current-period other comprehensive income (loss)	4,661	(11,842)	(15,069)	(22,250)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2012	$(1,130)	$(30,375)	$3,924	$(27,581)

Other comprehensive income (loss) before reclassifications, net of tax	(158)	8,618	(1,193)	7,267

Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(153)	4,502	—	4,349
Tax expense (benefit)	56	(1,663)	—	(1,607)

Net current-period other comprehensive income (loss)	(255)	11,457	(1,193)	10,009

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 13 and Note 9, respectively, for further details.

Note 2 — Inventories

Inventories consist of the following at December 31:

	2015	2014

Raw materials	$47,681	$44,847
Work in process	13,922	13,876
Finished goods	105,291	89,426
	$166,894	$148,149

Note 3 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2015	2014

Land	$4,027	$4,243
Building and improvements	90,272	96,953
Machinery and equipment	193,630	191,306
Construction in progress	5,281	5,140
	293,210	297,642
Less: Accumulated depreciation	(167,758)	(164,213)
	$125,452	$133,429

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Leasehold improvements related to these facilities are included in building and improvements above. Rental expense on these operating leases was approximately $5,464, $5,897 and $6,713 for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2015 are as follows:

2016	$5,344
2017	4,769
2018	4,567
2019	4,302
2020	1,424
Thereafter	3,264

Note 4 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2015	2014
Balance as of January 1,	$256,232	$248,428

Goodwill resulting from business acquisitions	5,369	7,773

Reduction in goodwill resulting from a business acquisition purchase price allocation adjustment	(525)	—

Foreign currency translation	(425)	31

Balance as of December 31,	$260,651	$256,232

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During 2015, the Company entered into three acquisitions totaling a cash purchase price of $6.1 million. Goodwill resulting from business acquisitions in 2015 amounted to $5.4 million. The purchase price in a prior acquisition was allocated based on information available at the acquisition date. During the quarter ended March 31, 2015, we recorded a measurement period adjustment, which reduced goodwill by $0.5 million. The amount was not considered material and therefore prior periods have not been revised.

Total accumulated impairment losses aggregated $106,991 at December 31, 2015 and 2014, respectively.

Other intangible assets consist of the following:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer relationships	$136,871	$(64,423)	$136,126	$(59,707)

Promotional, marketing & distribution rights	149,376	(24,000)	149,376	(18,000)

Patents and other intangible assets	66,688	(42,885)	63,464	(41,363)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$439,479	$(131,308)	$435,510	$(119,070)

Customer relationships, trademarks and tradenames, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 6, 2016, January 5, 2015 and January 3, 2014, we paid equal installments of $16.7 million and on January 3, 2013, we paid $34.0 million of the additional consideration. The $16.7 million related to the remaining contingent obligation as of December 31, 2015 is accrued in other current liabilities.

On July 30, 2014, the Company purchased the stock of EndoDynamix, Inc., a developer of minimally invasive surgical instruments. The purchase price included $13.9 million in contingent consideration based upon certain milestones being achieved totaling $10.3 million and future royalties to be incurred of $3.6 million. Contingent consideration was valued using a discounted cash flow method. We paid $3.7 million of the milestone payment on October 17, 2014, another $2.4 million payment on April 13, 2015 and a third payment of $1.5 million on November 4, 2015. We expect the remaining milestones to be achieved, and royalty payments to be made, between 2016 and 2021. The remaining contingent consideration totaled $6.3 million as of December 31, 2015 and is included in other current and other long term liabilities.

Amortization expense related to intangible assets which are subject to amortization totaled $12.6 million, $13.0 million and $13.7 million for the years ending December 31, 2015, 2014 and 2013, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 27 years.  Customer relationships are being amortized over a weighted average life of 33 years.  Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 12 years. Included in patents and other intangible assets at December 31, 2015 is an in-process research and development asset related to the EndoDynamix, Inc. acquisition that is not currently amortized.

The estimated amortization expense related to intangible assets at December 31, 2015 for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2016	6,882	6,000	$12,882
2017	7,578	6,000	$13,578
2018	7,525	6,000	$13,525
2019	7,525	6,000	$13,525
2020	6,906	6,000	$12,906

Note 5 — Long Term Debt

Long-term debt consists of the following at December 31:

	2015	2014

Revolving line of credit	$265,609	$235,000

Mortgage notes	5,201	6,435

Total long-term debt	270,810	241,435

Less: Current portion	1,339	1,234

	$269,471	$240,201

On April 28, 2015, we entered into an amended and restated $450.0 million senior credit agreement (the "amended and restated senior credit agreement"). The amended and restated senior credit agreement consists of a $450.0 million revolving credit facility expiring on April 28, 2020. There were $265.6 million in borrowings outstanding on the revolving credit facility as of December 31, 2015.  Our available borrowings on the revolving credit facility at December 31, 2015 were $179.3 million with approximately $5.1 million of outstanding letters of credit.

Interest rates on the amended and restated senior credit agreement are at LIBOR plus 1.50% (1.93% at December 31, 2015) or an alternative base rate.  For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate in effect on such date plus 0.50%, or the one month Eurocurrency rate plus 1.00%, plus an additional margin of 0.50%.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios (the most restrictive of which is the senior leverage ratio) and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2015. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On January 17, 2013, we had entered into an amended and restated credit agreement. In connection with the refinancing, we recorded a $0.3 million loss on the early extinguishment of debt related to the write-off of unamortized deferred financing costs under the then existing senior credit agreement.

As further described in Note 15, on January 4, 2016, we entered into a fifth amended and restated senior credit agreement (the “fifth amended and restated senior credit agreement”) consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $5.2 million at December 31, 2015.  The mortgage note is collateralized by the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at December 31, 2015 are as follows:

2016	$1,339
2017	1,452
2018	1,574
2019	836
2020	265,609
Thereafter	—

Note 6 — Income Taxes

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
Current tax expense (benefit):
Federal	$4,208	$2,256	$(2,274)
State	1,238	516	502
Foreign	6,949	11,995	9,247
	12,395	14,767	7,475
Deferred income tax expense (benefit)	2,251	(284)	7,218
Provision for income taxes	$14,646	$14,483	$14,693

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013

Tax provision at statutory rate based on income before income taxes	35.0%	35.0%	35.0%

State income taxes, net of federal tax benefit	3.2	1.7	1.8

Impact of repatriation of foreign earnings	2.5	—	—

New York State corporate tax reform	—	5.5	—

Stock-based compensation	—	(0.2)	(0.5)

Foreign income taxes	(3.6)	(4.8)	(3.1)

Federal research credit	(2.0)	(2.1)	(2.8)

Settlement of taxing authority examinations	(0.6)	(3.7)	(2.0)

European permanent deduction	(2.1)	(3.8)	(2.4)

Non deductible/non-taxable items	1.8	1.8	2.9

Other, net	(1.8)	1.6	0.1

	32.4%	31.0%	29.0%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Assets:
Inventory	$3,938	$4,476
Net operating losses	6,421	10,207
Capitalized research and development	5,733	1,850
Deferred compensation	2,557	3,507
Accounts receivable	2,938	2,604
Compensation and benefits	7,365	6,003
Accrued pension	3,944	6,186
Research and development credit	7,094	6,198
Other	3,245	1,564
Foreign tax credit	—	2,283
Less: valuation allowances	(124)	(293)
	43,111	44,585

Liabilities:
Goodwill and intangible assets	122,623	120,012
Depreciation	11,999	14,041
State taxes	7,427	6,737
Contingent interest	203	272

	142,252	141,062

Net liability	$(99,141)	$(96,477)

Income before income taxes consists of the following U.S. and foreign income:

	2015	2014	2013

U.S. income	$18,119	$12,374	$20,106
Foreign income	27,025	34,301	30,526

Total income	$45,144	$46,675	$50,632

As of December 31, 2015, the amount of federal net operating loss carryforward was $18.0 million and begins to expire in 2026. As of December 31, 2015, the amount of federal research credit carryforward available was $7.1 million.  These credits begin to expire in 2027.

In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as our Company to essentially 0%. Previously recorded New York State net deferred tax assets of $2.3 million, including $3.3 million of future tax benefits associated with state tax credits, have been written off as a non-cash charge to income tax expense.

During the fourth quarter of 2015, the Company repatriated $9.3 million of 2015 foreign earnings and recorded a tax charge of $1.1 million. The repatriated earnings represented a portion of the current year earnings of certain foreign subsidiaries and affiliates and thus were not previously permanently reinvested.  There has been no change in our longer term international plans as our intent to indefinitely reinvest foreign earnings accumulated through the year ended December 31, 2014 has not changed.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences totaled $95.1 million as of December 31, 2015. It is not practicable given the complexities of the hypothetical foreign tax credit calculation to determine the tax liability on this temporary difference.

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

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2015	2014	2013

Balance as of January 1,	$581	$1,689	$1,587

Increases for positions taken in prior periods	100	45	70

Increases for positions taken in current periods	—	—	1,132

Decreases in unrecorded tax positions related to settlement with the taxing authorities	—	(1,073)	(1,010)

Decreases in unrecorded tax positions related to lapse of statute of limitations	(65)	(80)	(90)

Balance as of December 31,	$616	$581	$1,689

If the total unrecognized tax benefits of $0.6 million at December 31, 2015 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2015 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income.

Note 7 – Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2015 was paid on January 5, 2016 to shareholders of record as of December 15, 2015. The total dividend payable at December 31, 2015 was $5.5 million and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2015 and 2014, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2015, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2015, we did not repurchase any shares. During 2014, we repurchased 0.4 million shares for an aggregate cost of $16.9 million.  During 2013, we repurchased 1.6 million shares for an aggregate cost of $50.6 million.

We have reserved 8.8 million shares of common stock for issuance to employees and directors under three shareholder approved share-based compensation plans (the "Plans") of which approximately 2.1 million shares remain available for grant at December 31, 2015.  The exercise price on all outstanding stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $7.5 million, $9.3 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  These amounts are included in selling and administrative expenses, and in 2015 and 2014, $1.0 million and $3.9 million, respectively, of the total relates to acceleration of awards associated with the Company's restructuring as further described in Note 11.  Tax related benefits of $2.7 million, $3.4 million and $2.1 million were also recognized for the years ended December 31, 2015, 2014 and 2013, respectively.  Cash received from the exercise of stock options was $0.2 million, $1.8 million and $16.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Grant date fair value of SARs	$11.37	$13.40	$9.77
Expected stock price volatility	25.96%	34.85%	35.88%
Risk-free interest rate	1.49%	1.53%	1.04%
Expected annual dividend yield	1.55%	1.80%	1.79%
Expected life of options & SARs (years)	5.7	6.4	6.3

The following table illustrates the stock option and SAR activity for the year ended December 31, 2015.

	Number of Shares (in 000’s)	Weighted- Average Exercise Price

Outstanding at December 31, 2014	453	$28.85

Granted	609	$51.48
Forfeited	(19)	$48.32
Exercised	(123)	$29.01

Outstanding at December 31, 2015	920	$43.47
Exercisable at December 31, 2015	219	$26.00
SARs expected to vest	701	$48.92

The weighted average remaining contractual term for SARs outstanding and exercisable at December 31, 2015 was 7.9 years and 4.8 years, respectively.  The aggregate intrinsic value of SARs outstanding and exercisable at December 31, 2015 was $5.0 million and $4.0 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $10.7 million and $4.7 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2015.

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2014	322	$33.14

Granted	226	$45.75
Vested	(138)	$32.04
Forfeited	(57)	$35.63

Outstanding at December 31, 2015	353	$41.23

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2015, 2014 and 2013 was $45.75, $43.21 and $33.02, respectively.

The total fair value of shares vested was $6.0 million, $11.6 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $17.4 million of total unrecognized compensation cost related to nonvested SARs, RSUs and PSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.3 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2015, we issued approximately 13,000 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

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

	2015	2014	2013

Orthopedic surgery	$388,948	$402,750	$410,171
General surgery	274,190	279,356	286,747
Surgical visualization	56,030	57,949	65,786
Consolidated net sales	$719,168	$740,055	$762,704

Net sales information for geographic areas consists of the following:

	2015	2014	2013

United States	$361,452	$360,960	$375,473
Canada	57,629	63,686	73,457
United Kingdom	26,703	30,496	28,471
Japan	37,809	37,230	36,705
Australia	33,810	38,711	38,752
All other countries	201,765	208,972	209,846
Total	$719,168	$740,055	$762,704

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2015 and 2014.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2015, 2014 and 2013.

Note 9 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $7.6 million, $6.9 million and $7.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2015	2014

Accumulated Benefit Obligation	$78,437	$91,107

Change in benefit obligation
Projected benefit obligation at beginning of year	$91,107	$75,946
Service cost	240	271
Interest cost	3,394	3,465
Actuarial (gain) loss	(11,806)	16,546
Benefits paid	(1,620)	(1,414)
Settlement	(2,878)	(3,707)
Projected benefit obligation at end of year	$78,437	$91,107

Change in plan assets
Fair value of plan assets at beginning of year	$73,431	$76,442
Actual gain on plan assets	(1,765)	2,110
Benefits paid	(1,620)	(1,414)
Settlement	(2,878)	(3,707)
Fair value of plan assets at end of year	$67,168	$73,431

Funded status	$(11,269)	$(17,676)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2015	2014

Other long-term liabilities	$(11,269)	$(17,676)
Accumulated other comprehensive loss	(41,205)	(48,782)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2015	2014

Discount rate	4.54%	3.81%
Expected return on plan assets	8.00%	8.00%

Accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 consists of net actuarial losses of $41,205 and $48,782, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2015 are as follows:

Current year actuarial gain	$4,344
Amortization of actuarial loss	3,233
Total recognized in other comprehensive loss	$7,577

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2016 is $2.8 million.

Net periodic pension cost for the years ended December 31, consists of the following:

	2015	2014	2013

Service cost	$240	$271	$253
Interest cost on projected benefit obligation	3,394	3,465	3,315
Expected return on plan assets	(5,697)	(2,297)	(5,491)
Amortization of loss	3,233	(2,048)	3,059
Settlement expense	—	—	1,443
Net periodic pension (income) cost	$1,170	$(609)	$2,579

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2015	2014	2013

Discount rate	3.81%	4.75%	3.90%
Expected return on plan assets	8.00%	8.00%	8.00%

In 2016, we are changing the method we use to estimate the interest cost component of net periodic pension cost. Historically, we estimated the interest cost component using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of this component of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlate to the relevant projected cash flows ("spot rate approach"). This change provides a more precise measurement of interest cost. This change does not affect the measurement of our total benefit obligation as the change in interest cost is completely offset by the actuarial (gain) loss reported. We have accounted for this change as a change in estimate and, accordingly, will account for it prospectively in 2016.

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2015	2014	2016

Equity securities	86%	84%	75%
Debt securities	14	16	25
Total	100%	100%	100%

As of December 31, 2015, the Plan held 27,562 shares of our common stock, which had a fair value of $1.2 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

The following table sets forth the fair value of pension plan assets as of December 31:

	2015	2014

Common Stock	$34,466	$35,337
Money Market Fund	1,302	3,320
Mutual Funds	23,576	26,671
Fixed Income Securities	7,824	8,103
Total Assets at Fair Value	$67,168	$73,431

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014:

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the pension plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the pension plan's assets at fair value as of December 31, 2015 and December 31, 2014:

December 31, 2015	Level 1	Level 2	Total

Common Stock	$34,466	$—	$34,466
Money Market Fund	—	1,302	1,302
Mutual Funds	23,576	—	23,576
Fixed Income Securities	7,824	—	7,824
	$65,866	$1,302	$67,168

December 31, 2014	Level 1	Level 2	Total

Common Stock	$35,337	$—	$35,337
Money Market Fund	—	3,320	3,320
Mutual Funds	26,671	—	26,671
Fixed Income Securities	8,103	—	8,103
	$70,111	$3,320	$73,431

We do not expect to make any contributions to our pension plan for 2016.

The following table summarizes the benefits expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected benefit payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2015 and reflect the impact of expected future employee service.

2016	$4,164
2017	4,210
2018	4,304
2019	4,741
2020	4,982
2021-2025	24,828

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

During the third quarter of 2013, the U.S. Food and Drug Administration ("FDA") inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations and the FDA issued a Warning Letter on January 30, 2014 relating to the inspection and the responses to the Form 483 Observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 Observations. We have received some additional questions from the FDA and responded to these questions on April 25, 2015.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines.

Note 11 — Restructuring and Other Expense

Restructuring and other expense for the year ended December 31, consists of the following:

	2015	2014	2013

Facility consolidation costs	$8,016	$5,612	$6,489
Termination of a product offering	—	—	$2,137
Restructuring costs included in cost of sales	$8,016	$5,612	$8,626

Restructuring costs	$13,655	$3,354	$8,750
Business and asset acquisition costs	2,543	722	—
Management restructuring costs	—	12,546	—
Shareholder activism costs	—	3,966	—
Patent dispute and other matters	—	3,374	3,206
Pension settlement expense	—	—	1,443
Restructuring and other expense included in selling and administrative expense	$16,198	$23,962	$13,399

During 2015, we incurred $2.5 million in acquisition related costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 15 and other acquisitions during 2015. During 2014, we incurred $0.7 million in costs associated with the EndoDynamix, Inc. acquisition as further described in Note 4.

During 2014, we incurred $4.0 million in professional fees related to shareholder activism.

During 2014 and 2013, we incurred $3.4 million and $3.2 million, respectively in legal and settlement costs. Legal costs for a patent infringement claim that we settled totaled $1.9 million and $3.2 million in 2014 and 2013, respectively. The 2014 patent infringement claim costs included $0.9 million in settlement costs during the first quarter of 2014. The remaining $1.5 million in 2014 legal costs were associated with a legal matter in which we prevailed at trial and consulting fees.

During 2013, we had a higher level of lump sum withdrawals from pension plan participants. This resulted in an acceleration of the recognition of a portion of our projected benefit obligation and we therefore recorded a pension settlement expense of $1.4 million.

During 2015, 2014 and 2013, we continued our operational restructuring plan. In 2015, we completed the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. During 2014, we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $8.0 million, $5.6 million and $6.5 million in costs associated with the operational restructuring during the years ending December 31, 2015, 2014 and 2013, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

In conjunction with the consolidation of our Centennial, Colorado manufacturing operations, the facility is currently held for sale and classified as a current asset in the Consolidated Balance Sheet. The net book value of this facility at December 31, 2015 was $3.1 million.

As part of our ongoing restructuring, the Company discontinued a patient monitoring product offering and incurred $2.1 million in costs which were charged to cost of sales during 2013.

During 2015, 2014 and 2013, we restructured certain selling and administrative functions and incurred $13.7 million, $3.4 million and $8.8 million, respectively, in related costs consisting principally of severance charges and, for the 2013 year, also included the write-off of certain patents.

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

We have recorded an accrual in current and other long term liabilities of $7.2 million at December 31, 2015 mainly related to severance costs associated with restructuring. Below is a rollforward of the costs incurred and cash expenditures associated with these activities during 2015, 2014 and 2013:

Balance as of January 1, 2013	$4,123

Expenses incurred	17,376

Payments made	(18,371)

Balance as of December 31, 2013	3,128

Expenses incurred	21,512

Payments made	(16,386)

Balance as of December 31, 2014	8,254

Expenses incurred	21,671

Payments made	(22,750)

Balance, December 31, 2015	$7,175

A significant portion of this accrual will be paid out in 2016.

Note 12 — Guarantees

We provide warranties on certain of our products at the time of sale.  The standard warranty period for our capital and reusable equipment is generally one year.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2015	2014	2013

Balance as of January 1,	$2,286	$2,422	$3,636

Provision for warranties	3,836	3,492	3,061
Claims made	(3,613)	(3,628)	(4,275)

Balance as of December 31,	$2,509	$2,286	$2,422

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2015 which have been accounted for as cash flow hedges totaled $105.5 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $10.4 million, $0.6 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.2 million at December 31, 2015.  It is expected these unrealized gains will be recognized in the consolidated statement of comprehensive income in 2016.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2015 which have not been designated as hedges totaled $22.3 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.4 million, -$0.2 million and -$0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, offsetting losses on our intercompany receivables of -$0.8 million, -$0.5 million and -$0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2015 and 2014:

December 31, 2015	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses & other current assets	$2,931	Prepaid expenses & other current assets	$(1,026)	$1,905

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses & other current assets	4	Prepaid expenses & other current assets	(38)	(34)

Total derivatives		$2,935		$(1,064)	$1,871

December 31, 2014	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses & other current assets	$6,167	Prepaid expenses & other current assets	$(971)	$5,196

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses & other current assets	44	Prepaid expenses & other current assets	(61)	(17)

Total derivatives		$6,211		$(1,032)	$5,179

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, at December 31, 2015 and December 31, 2014 we have recorded the net fair value of $1.9 million and $5.2 million, respectively, in prepaids and other current assets.

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

Valuation Hierarchy. A valuation hierarchy was established for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no significant changes in the assumptions since the acquisition.

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2015 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition as further described in Note 4. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The EndoDynamix, Inc. acquisition involves the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and revenue based payments as further described in Note 4. Contingent consideration is recorded at the estimated fair value of the contingent milestone and revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated statements of comprehensive income. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. There have been no significant changes in the assumptions since the acquisition.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. This ASU requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. In August 2015, the FASB also issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the guidance in ASU 2015-03 as it does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes". This ASU requires all deferred income tax assets and liabilities be presented as non-current in classified balance sheets. This can be applied prospectively or retrospectively and must disclose the reason for the change in accounting principle, the application applied and if applied retrospectively, include quantitative information about the effects of the change on prior periods. This standard is effective for annual and interim periods beginning after December 15, 2016. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

Note 15 – Subsequent Events

On January 4, 2016, we completed the acquisition of SurgiQuest, Inc. ("SurgiQuest") for $265 million in cash, subject to customary purchase price adjustments related to the amount of SurgiQuest's cash, debt, working capital and transaction expenses. SurgiQuest develops, manufactures, and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current advanced surgical offering. The acquisition was funded through a combination of cash on hand and long-term borrowings as further described below.

In 2015, we incurred pre-tax transaction costs of $1.7 million related to the SurgiQuest acquisition which are recorded in selling and administrative expense. We are currently working through the purchase price allocation process.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement (the “fifth amended and restated senior credit agreement”) consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest, Inc. Initial interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin. Initially, the applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00%.

Note 16 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2015 and 2014 are as follows:

	Three Months Ended
	March	June	September	December
2015
Net sales	$177,940	$181,027	$169,184	$191,017
Gross profit	92,282	93,498	93,546	102,376
Net income	6,312	7,461	8,873	7,852
EPS:
Basic	$.23	$.27	$.32	$.28
Diluted	.23	.27	.32	.28

	Three Months Ended
	March	June	September	December
2014
Net sales	$181,941	$188,150	$174,961	$195,003
Gross profit	102,582	101,028	96,414	104,033
Net income	8,626	10,255	1,972	11,339
EPS:
Basic	$.32	$.38	$.07	$.41
Diluted	.31	.37	.07	.41

Items Included In Selected Quarterly Financial Data:

2015

First Quarter

During the first quarter of 2015, we incurred $2.3 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 11.

During the first quarter of 2015, we recorded a charge of $6.2 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 11.

Second Quarter

During the second quarter of 2015, we incurred $1.5 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 11.

During the second quarter of 2015, we recorded a charge of $2.2 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 11.

Third Quarter

During the third quarter of 2015, we incurred $1.3 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 11.

During the third quarter of 2015, we recorded a charge of $1.1 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 11.

Fourth Quarter

During the fourth quarter of 2015, we incurred $2.8 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales – see Note 11.

During the fourth quarter of 2015, we recorded a charge of $4.3 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 11.

During the fourth quarter of 2015, we recorded a charge of $2.1 million to selling and administrative expense associated with the purchase of SurgiQuest, Inc and other acquisitions. - see Note 11 and Note 15.

2014

First Quarter

During the first quarter of 2014, we incurred $0.9 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico; consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities; consolidation of our Westborough, Massachusetts operations into our Largo, Florida and Chihuahua, Mexico manufacturing facilities and the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales – see Note 11.

During the first quarter of 2014, we recorded a charge of $0.7 million to selling and administrative expense related to the restructuring of certain administrative functions - see Note 11.

During the first quarter of 2014, we recorded a charge of $1.9 million to selling and administrative expense related to legal fees associated with a patent infringement claim, including $0.9 million in settlement costs - see Note 11.

During the first quarter of 2014, we recorded a charge of $0.6 million in selling and administrative expense for professional fees associated with shareholder activism - see Note 11.

In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as CONMED to essentially 0%. Previously recorded New York State net deferred tax assets of $2.3 million have been written off as a non-cash charge to income tax expense - see Note 6.

Second Quarter

During the second quarter of 2014, we incurred $1.4 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Centennial, Colorado manufacturing operations into our other existing CONMED manufacturing facilities. These costs were charged to cost of sales – see Note 11.

During the second quarter of 2014, we recorded a charge of $0.5 million to selling and administrative expense related to consolidating certain administrative functions - see Note 11.

During the second quarter of 2014, we recorded a charge of $1.4 million to selling and administrative expense related to a legal matter in which we prevailed at trial and consulting fees - see Note 11.

During the second quarter of 2014, we recorded a charge of $0.9 million to selling and administrative expense related to professional fees associated with shareholder activism - see Note 11.

Third Quarter

During the third quarter of 2014, we incurred $1.4 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Centennial, Colorado manufacturing operations into our other existing CONMED manufacturing facilities.  These costs were charged to cost of sales – see Note 11.

During the third quarter of 2014, we recorded a charge of $0.6 million to selling and administrative expense related to consolidating certain administrative functions - see Note 11.

During the third quarter of 2014, we recorded a charge of $2.4 million to selling and administrative expense related to professional fees associated with shareholder activism - see Note 11.

During the third quarter of 2014, we recorded a charge of $11.0 million to selling and administrative expense related to costs associated with restructuring of executive management. These costs include severance payments, accelerated vesting of stock-based compensation awards, accrual of the present value of deferred compensation and other benefits to our then Chief Executive Officer as defined in his termination agreement; accelerated vesting of stock-based compensation awards to certain members of executive management and other benefits earned - see Note 11.

During the third quarter of 2014, we recorded a charge of $0.3 million to selling and administrative expense associated with the purchase of EndoDynamix, Inc. - see Note 11.

Fourth Quarter

During the fourth quarter of 2014, we incurred $1.9 million in costs associated with the moving of additional product lines to our manufacturing facility in Chihuahua, Mexico and the consolidation of our Centennial, Colorado manufacturing operations into our other existing CONMED manufacturing facilities.  These costs were charged to cost of sales – see Note 11.

During the fourth quarter of 2014, we recorded a charge of $1.5 million to selling and administrative expense related to consolidating certain administrative functions - see Note 11.

During the fourth quarter of 2014, we recorded a charge of $1.5 million to selling and administrative expense related to costs associated with restructuring of executive management. These costs include accelerated vesting of stock-based compensation awards to certain members of executive management, consulting fees and other benefits earned - see Note 11.

During the fourth quarter of 2014, we recorded a charge of $0.3 million to selling and administrative expense associated with the purchase of EndoDynamix, Inc. - See Note 11.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses
				Balance at End of Period
Description			Deductions
2015

Allowance for bad debts	$1,239	$493	$(396)	$1,336
Sales returns and
allowance	3,081	521	(185)	3,417
Deferred tax asset
valuation allowance	293	—	(169)	124

2014

Allowance for bad debts	$1,384	$517	$(662)	$1,239
Sales returns and
allowance	3,098	252	(269)	3,081
Deferred tax asset
valuation allowance	—	293	—	293

2013

Allowance for bad debts	$1,203	$421	$(240)	$1,384
Sales returns and
allowance	3,609	398	(909)	3,098
Deferred tax asset
valuation allowance	—	—	—	—