Form 10-Q
period 2016-03-31
CONMED CORP
filed 2016-05-02
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2016	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 28, 2016 is 27,751,474 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I                      FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$181,201	$177,940

Cost of sales	83,461	85,658

Gross profit	97,740	92,282

Selling and administrative expense	85,943	74,786

Research and development expense	8,258	6,542

Operating expenses	94,201	81,328

Income from operations	3,539	10,954

Other expense	2,942	—

Interest expense	3,830	1,460

Income (loss) before income taxes	(3,233)	9,494

Provision (benefit) for income taxes	(968)	3,182

Net income (loss)	$(2,265)	$6,312

Comprehensive income (loss)	$787	$(3,715)

Per share data:

Net income
Basic	$(0.08)	$0.23
Diluted	(0.08)	0.23

Dividends per share of common stock	$0.20	$0.20

Weighted average common shares
Basic	27,721	27,573
Diluted	27,721	27,820

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$19,894	$72,504
Accounts receivable, net	134,412	133,863
Inventories	185,108	166,894
Prepaid expenses and other current assets	28,520	20,076
Total current assets	367,934	393,337
Property, plant and equipment, net	126,827	125,452
Goodwill	398,387	260,651
Other intangible assets, net	434,196	308,171
Other assets	15,439	14,089
Total assets	$1,342,783	$1,101,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,089	$1,339
Accounts payable	29,030	34,720
Accrued compensation and benefits	27,580	31,823
Other current liabilities	36,459	51,836
Total current liabilities	103,158	119,718

Long-term debt	511,598	269,471
Deferred income taxes	119,433	103,379
Other long-term liabilities	26,305	24,059
Total liabilities	760,494	516,627

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2016 and 2015, respectively	313	313
Paid-in capital	325,886	324,915
Retained earnings	406,695	414,506
Accumulated other comprehensive loss	(50,842)	(53,894)
Less: 3,556,032 and 3,590,409 shares of common stock
in treasury, at cost in 2016 and 2015, respectively	(99,763)	(100,767)
Total shareholders’ equity	582,289	585,073
Total liabilities and shareholders’ equity	$1,342,783	$1,101,700

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,265)	$6,312
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	4,986	4,633
Amortization	8,272	5,537
Stock-based compensation	2,489	1,856
Deferred income taxes	(2,942)	1,253
Loss on early extinguishment of debt	254	—
Increase (decrease) in cash flows
from changes in assets and liabilities, net of acquired assets:
Accounts receivable	11,428	(3,805)
Inventories	(10,720)	(1,155)
Accounts payable	(11,109)	3,733
Accrued compensation and benefits	(7,519)	(4,485)
Other assets	(7,662)	2,917
Other liabilities	(2,492)	(1,987)
	(15,015)	8,497
Net cash provided by (used in) operating activities	(17,280)	14,809

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,789)	(4,061)
Payments related to business acquisitions, net of cash acquired	(256,424)	(853)
Net cash used in investing activities	(259,213)	(4,914)

Cash flows from financing activities:
Payments on senior credit agreement	(2,188)	—
Proceeds from senior credit agreement	253,005	17,000
Payments related to distribution agreement	(16,667)	(16,667)
Payments related to debt issuance costs	(5,556)	—
Dividends paid on common stock	(5,542)	(5,510)
Other, net	110	543
Net cash provided by (used in) financing activities	223,162	(4,634)

Effect of exchange rate changes on cash and cash equivalents	721	(5,864)

Net decrease in cash and cash equivalents	(52,610)	(603)

Cash and cash equivalents at beginning of period	72,504	66,332

Cash and cash equivalents at end of period	$19,894	$65,729

Non-cash financing activities:
Dividends payable	$5,546	$5,516

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Note 3 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(2,265)	$6,312

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $257 and $300 for the three months ended March 31, 2016 and 2015, respectively)	438	512
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of ($1,299) and $1,150 for the three months ended March 31, 2016 and 2015, respectively)	(2,217)	1,962
Foreign currency translation adjustment	4,831	(12,501)

Comprehensive income (loss)	$787	$(3,715)

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

Other comprehensive income (loss) before reclassifications, net of tax	(1,891)	—	4,831	2,940
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(517)	695	—	178
Income tax provision (benefit)	191	(257)	—	(66)

Net current-period other comprehensive income (loss)	(2,217)	438	4,831	3,052

Balance, March 31, 2016	$(1,016)	$(25,544)	$(24,282)	$(50,842)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications, net of tax	275	—	(12,501)	(12,226)
Amounts reclassified from accumulated other comprehensive income before tax[a]	2,676	812	—	3,488
Income tax provision (benefit)	(989)	(300)	—	(1,289)

Net current-period other comprehensive income (loss)	1,962	512	(12,501)	(10,027)

Balance, March 31, 2015	$5,238	$(30,248)	$(24,839)	$(49,849)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31, 2016 which have been accounted for as cash flow hedges totaled $101.8 million. Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.5 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. Net unrealized losses on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $1.0 million at March 31, 2016. It is expected these unrealized losses will be recognized in the consolidated condensed statement of comprehensive income in 2016 and 2017.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2016 which have not been designated as hedges totaled $21.3 million. Net realized gains and losses recognized in connection with those forward contracts not accounted for as hedges approximated $(0.3) million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively, offsetting gains and losses on our intercompany receivables of $0.4 million and $(0.7) million for the three months ended March 31, 2016 and 2015, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2016 and December 31, 2015:

March 31, 2016	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$930	Other current liabilities	$(2,541)	$(1,611)

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	7	Other current liabilities	(26)	(19)

Total derivatives		$937		$(2,567)	$(1,630)

December 31, 2015	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$2,931	Prepaid expenses and other current assets	$(1,026)	$1,905

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	4	Prepaid expenses and other current assets	(38)	(34)

Total derivatives		$2,935		$(1,064)	$1,871

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at March 31, 2016 and December 31, 2015, we have recorded the net fair value of $1.6 million in other current liabilities and $1.9 million in prepaid expenses and other current assets, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2016 consist of forward foreign exchange contracts and contingent liabilities associated with the EndoDynamix, Inc. acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

The EndoDynamix, Inc. acquisition involves the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and revenue based payments. Contingent consideration is recorded at the estimated fair value of the contingent milestone and revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated condensed statements of comprehensive income. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 5 - Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015

Raw materials	$50,533	$47,681
Work-in-process	15,211	13,922
Finished goods	119,364	105,291
Total	$185,108	$166,894

Note 6 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(2,265)	$6,312

Basic – weighted average shares outstanding	27,721	27,573

Effect of dilutive potential securities	—	247

Diluted – weighted average shares outstanding	27,721	27,820

Net income (loss)
Basic (per share)	$(0.08)	$0.23
Diluted (per share)	(0.08)	0.23

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares were not material in the three months ended March 31, 2015. As the Company was in a net loss position at March 31, 2016, there were no anti-dilutive shares.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2016 are as follows:

Balance as of December 31, 2015	$260,651

Goodwill resulting from business acquisitions	136,358

Foreign currency translation	1,378

Balance as of March 31, 2016	$398,387

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the three months ended March 31, 2016, the Company acquired SurgiQuest, Inc. ("SurgiQuest") as further described in Note 14. Goodwill resulting from the acquisition amounted to $136.4 million and acquired intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $130.8 million.

Other intangible assets consist of the following:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	$213,338	$(67,110)	$136,871	$(64,423)

Promotional, marketing and distribution rights	149,376	(25,500)	149,376	(24,000)

Patents and other intangible assets	71,642	(43,384)	66,688	(42,885)

Developed technology	49,600	(310)	—	—

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$570,500	$(136,304)	$439,479	$(131,308)

Customer and distributor relationships, trademarks and tradenames, developed technology and patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).

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

Amortization expense related to intangible assets which are subject to amortization totaled $5.0 million and $3.2 million in the three months ended March 31, 2016 and 2015, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 25 years. Customer and distributor relationships are being amortized over a weighted average life of 29 years. SurgiQuest customer and distributor relationships are being amortized over a weighted average life of 22 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 13 years.  Included in patents and other intangible assets at March 31, 2016 is an in-process research and development asset related to the EndoDynamix, Inc. acquisition that is not currently amortized. Developed technology is being amortized over a weighted average life of 17 years.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2016 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2016	$10,699	$4,500	$15,199
2017	15,422	6,000	21,422
2018	15,740	6,000	21,740
2019	15,600	6,000	21,600
2020	15,265	6,000	21,265
2021	14,010	6,000	20,010

Note 8 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2016	2015

Balance as of January 1,	$2,509	$2,286

Provision for warranties	833	951

Claims made	(841)	(873)

Balance as of March 31,	$2,501	$2,364

Note 9 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2016	2015

Service cost	$113	$67

Interest cost on projected benefit obligation	719	888

Expected return on plan assets	(1,297)	(1,469)

Net amortization and deferral	695	812

Net periodic pension cost	$230	$298

We do not expect to make any pension contributions during 2016.

Note 10 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended March 31,
	2016	2015

Restructuring costs included in cost of sales	$864	$2,329

Restructuring costs	$2,791	$6,180
Business acquisition costs	9,045	—
Acquisition, restructuring and other expense included in selling and administrative expense	$11,836	$6,180

Debt refinancing costs included in other expense	$2,942	$—

During the three months ended March 31, 2016, we incurred $9.0 million in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 14. These costs include investment banking fees, consulting fees, legal fees and integration related costs.

During the three months ended March 31, 2016, we incurred a $2.7 million charge related to an agreement between the Company and JP Morgan Chase Bank, N.A. and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement as further described in Note 15.

During 2016 and 2015, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is substantially complete. We incurred $0.9 million and $2.3 million in costs associated with the operational restructuring during the three months ended March 31, 2016 and 2015, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation.

In conjunction with the consolidation of our Centennial, Colorado manufacturing operations, the facility is currently held for sale and classified in prepaids and other current assets in the consolidated condensed balance sheet. The net book value of this facility at March 31, 2016 was $3.1 million.

During 2016 and 2015, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $2.8 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively.

We have recorded an accrual in current and other long term liabilities of $3.9 million at March 31, 2016 mainly related to severance costs associated with the restructuring. Below is a rollforward of the costs incurred and cash expenditures associated with these activities during the three months ended March 31, 2016 and 2015:

	2016	2015

Balance as of January 1,	$7,175	$8,254

Expenses incurred	3,655	8,509

Payments made	(6,955)	(7,885)

Balance at March 31,	$3,875	$8,878

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

	Three Months Ended March 31,
	2016	2015

Orthopedic surgery	$93,441	$98,597
General surgery	75,902	66,062
Surgical visualization	11,858	13,281
Consolidated net sales	$181,201	$177,940

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

During the third quarter of 2013, the U.S. Food and Drug Administration ("FDA") inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a warning letter on January 30, 2014 relating to the inspection and the responses to the Form 483 observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 observations. We have received some additional questions from the FDA and have responded to these questions on April 25, 2015.  The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines that could be material.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual periods beginning after December 15, 2016. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU was issued to clarify the guidance included in ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016 and it did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". This ASU simplifies the accounting for changes in measurement period adjustments associated with a business combination. It requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual periods beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016 and it did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes". This ASU requires all deferred income tax assets and liabilities be presented as non-current in classified balance sheets. This can be applied prospectively or retrospectively and must disclose the reason for the change in accounting principle, the application applied and if applied retrospectively, include quantitative information about the effects of the change on prior periods. This standard is effective for annual and interim periods beginning after December 15, 2016. The Company retrospectively implemented this new guidance in the first quarter of 2016. The below table summarizes the adjustments made to conform prior period classification with the new guidance:

	December 31, 2015
	As Filed	Reclass	As Adjusted
Current deferred income tax assets	$14,150	(14,150)	—
Long-term deferred income tax assets	1,332	2,906	4,238
Long-term deferred income tax liabilities	(114,623)	11,244	(103,379)
	$(99,141)	$—	$(99,141)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires all tax effects to run through the statement of operations, where historically tax benefits in excess of compensation cost ran through equity. It also allows employers' to withhold the maximum amount of individual tax withholdings without resulting in liability accounting. Finally, the ASU allows companies to make an accounting policy election regarding the impact of forfeitures on expense related to share based awards. This new guidance is effective for periods beginning after December 15, 2016, however early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Note 14 - Business Acquisition

On January 4, 2016, we acquired all of the stock of SurgiQuest, Inc. ("SurgiQuest") for $257.7 million in cash (based on an aggregate purchase price of $265 million as adjusted pursuant to the merger agreement governing the acquisition). SurgiQuest develops, manufactures and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current advanced surgical offering. The acquisition was funded through a combination of cash on hand and long-term borrowings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the SurgiQuest acquisition. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated condensed financial statements were prepared. Accordingly, the allocation of purchase price is preliminary and therefore subject to adjustment in future periods.

Cash	$1,305
Other current assets	16,681
Current assets	17,986
Property, plant & equipment	3,332
Goodwill	136,358
Customer and distributor relationships	76,420
Developed technology	49,600
Trademarks & tradenames	4,780
Other non-current assets	302
Total assets acquired	$288,778

Current liabilities assumed	10,586
Deferred income taxes	20,009
Other long-term liabilities	454
Total liabilities assumed	31,049
Net assets acquired	$257,729

The goodwill recorded as part of the acquisition primarily represents revenue synergies, as well as operating efficiencies and cost savings. Goodwill deductible for tax purposes is $11.5 million. The weighted amortization period for intangibles acquired is 20 years. Customer and distributor relationships, developed technology and trademarks and tradenames are being amortized over a weighted average life of 22, 17 and 23 years, respectively.

The unaudited pro forma information for the quarters ended March 31, 2016 and 2015, assuming SurgiQuest occurred as of January 1, 2015 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the SurgiQuest acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended March 31,
	2016	2015
Net sales	$181,201	$187,324
Net income (loss)	6,323	(6,856)

These pro forma results include certain adjustments, primarily due to increases in amortization expense due to fair value adjustments of intangible assets, increases in interest expense due to additional borrowings incurred to finance the acquisition, and acquisition related costs including transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention.

Acquisition related costs included in the determination of pro forma net income for the three months ended March 31, 2015 totaled $9.0 million and are included in selling and administrative expenses on the consolidated condensed statement of comprehensive income (loss). Such amounts are excluded from the determination of pro forma net income for the three months ended March 31, 2016.

Net sales associated with SurgiQuest of $12.7 million have been recorded in the consolidated condensed statement of comprehensive income (loss) for the three months ended March 31, 2016. It is impracticable to determine the earnings recorded in the consolidated condensed statement of comprehensive income (loss) for the three months ended March 31, 2016 as these amounts are not separately measured.

Note 15 - Amended and Restated Senior Credit Agreement

On January 4, 2016 we entered into an amended and restated senior credit agreement (the "fifth amended and restated senior credit agreement") consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initially, the interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin. The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00% (2.43% at March 31, 2016). In conjunction with this agreement, we incurred charges included in other expense in the statements of comprehensive income (loss) related to an agreement between the Company and JP Morgan Chase Bank, N.A. totaling $2.7 million and recorded a loss on the early extinguishment of debt of $0.3 million.

There were $172.8 million in borrowings outstanding on the term loan as of March 31, 2016. There were $344.4 million in borrowings outstanding under the revolving credit facility as of March 31, 2016. Our available borrowings on the revolving credit facility at March 31, 2016 were $175.5 million with approximately $5.1 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

The scheduled maturities of long-term debt outstanding at March 31, 2016 are as follows:

April 1, 2016 - March 31, 2017	$10,089
April 1, 2017 - March 31, 2018	11,296
April 1, 2018 - March 31, 2019	15,792
April 1, 2019 - March 31, 2020	18,336
April 1, 2020 - March 31, 2021	466,920

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2015 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2015 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures. The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.

Our product lines consist of orthopedic surgery, general surgery and surgical visualization. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instruments for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. Surgical visualization consists of imaging systems for use in minimally invasive orthopedic and general surgery procedures including 2DHD and 3DHD vision technologies. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2016	2015

Orthopedic surgery	51.6%	55.4%
General surgery	41.9%	37.1%
Surgical visualization	6.5%	7.5%
Consolidated net sales	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 47% during the three months ended March 31, 2016.

Business Environment

2015 was a year of continued change and transformation for CONMED Corporation. During the year, we filled the remaining executive positions in a now entirely revamped leadership team. We also aligned our marketing product strategy road map with our research and development resource allocation to re-invigorate our organic product pipeline, while leveraging our restored business development function to actively pursue additional acquisitions. As discussed more fully in our Annual Report on Form 10-K, we had three acquisitions over the course of the year.

On January 4, 2016, we acquired SurgiQuest, Inc. ("SurgiQuest") for $257.7 million in cash (based on an aggregate purchase price of $265 million as adjusted pursuant to the merger agreement governing the acquisition). SurgiQuest develops, manufactures and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current advanced surgical offering. We expect this access system to generate approximately $55 to $60 million in revenue in 2016.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. We have successfully completed our restructuring plans over the past few years, however, we cannot be certain further activities, will be completed in the estimated time period or that planned cost savings will be achieved.

Finally, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. As discussed in Note 12 to the consolidated condensed financial statements, we have an outstanding warning letter issued by the FDA related to an inspection of our Centennial, Colorado facility.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2015 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Net sales	100.0%	100.0%
Cost of sales	46.1	48.1
Gross profit	53.9	51.9
Selling and administrative expense	47.4	42.0
Research and development expense	4.6	3.7
Income from operations	1.9	6.2
Other expense	1.6	—
Interest expense	2.1	0.8
Income (loss) before income taxes	(1.8)	5.4
Provision (benefit) for income taxes	(0.5)	1.8
Net income (loss)	(1.3)%	3.6%
Sales

Sales for the three months ended March 31, 2016 were $181.2 million, an increase of $3.3 million (1.8%) compared to sales of $177.9 million in the three months ended March 31, 2015 mainly due to the SurgiQuest acquisition. Excluding SurgiQuest, total sales decreased $9.4 million (-5.3%) to $168.5 million. In constant currency, excluding the effects of the hedging program, sales increased 5.0%. Sales of capital equipment decreased $1.5 million (-4.0%) to $36.3 million in the three months ended March 31, 2016 from $37.8 million in the three months ended March 31, 2015; sales of single-use products increased $4.8 million (3.4%) to $144.9 million in the three months ended March 31, 2016 from $140.1 million in the three months ended March 31, 2015.  On a constant currency basis, excluding the effects of our hedging program, sales of capital equipment decreased 1.1% and single-use products increased 6.7%.

•
Orthopedic surgery sales decreased $5.2 million (-5.2%) to $93.4 million in the three months ended March 31, 2016 from $98.6 million in the three months ended March 31, 2015 due primarily to the impact of unfavorable foreign currency exchange rates.  In constant currency, excluding the effects of the hedging program, sales decreased 1.2% as a result of reduced sales of capital equipment outside of the United States.

•
General surgery sales increased $9.8 million (14.9%) in the three months ended March 31, 2016 to $75.9 million from $66.1 million in the three months ended March 31, 2015. In constant currency, excluding the effects of the hedging program, sales increased 16.7%. Excluding SurgiQuest, sales decreased 4.3% due primarily to the impact of unfavorable foreign currency exchange rates and lower sales of our electrosurgical generators.

•
Surgical visualization sales decreased $1.3 million (-10.7%) in the three months ended March 31, 2016 to $11.9 million from $13.2 million in the three months ended March 31, 2015 mainly due to lower sales in our 3DHD video systems.  In constant currency, excluding the effects of the hedging program, sales decreased 7.7%.

Cost of Sales

Cost of sales decreased to $83.5 million in the three months ended March 31, 2016 as compared to $85.7 million in the three months ended March 31, 2015.  Gross profit margins increased 2.0 percentage points to 53.9% in the three months ended March 31, 2016 as compared to 51.9% in the three months ended March 31, 2015.  The increase in gross profit margins of 2.0 percentage points is mainly a result of the impact of favorable production variances (3.5 percentage points) offset by unfavorable foreign currency exchange rates on sales (1.5 percentage points).

Selling and Administrative Expense

Selling and administrative expense increased to $85.9 million in the three months ended March 31, 2016 as compared to $74.8 million in the three months ended March 31, 2015. Selling and administrative expense as a percentage of net sales increased to 47.4% in the three months ended March 31, 2016 as compared to 42.0% in the three months ended March 31, 2015. The factors affecting the $11.1 million increase in selling and administrative expenses in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 included (1) $9.0 million in investment banking fees, consulting fees, legal fees and integration related costs associated with the acquisition of SurgiQuest as further described in Note 10 and Note 14 to the consolidated condensed financial statements (2) incremental on-going sales and marketing expenses primarily to support the SurgiQuest acquisition offset by (3) a $3.4 million decrease in severance and other related costs ($2.8 million in the three months ended March 31, 2016 compared to $6.2 million in the three months ended March 31, 2015) from the restructuring of certain of our sales, marketing and administrative functions.

Research and Development Expense

Research and development expense increased to $8.3 million in the three months ended March 31, 2016 as compared to $6.5 million in the three months ended March 31, 2015.  As a percentage of net sales, research and development expense increased 0.9 percentage points in the three months ended March 31, 2016 to 4.6% as compared to 3.7% in the same period a year ago as we incurred higher project and regulatory related costs.

Other Expense

Other expense in the three months ended March 31, 2016 related to costs associated with our fifth amended and restated senior credit agreement entered into on January 4, 2016 as further described in Note 15 to consolidated condensed financial statements. These costs include a $2.7 million charge related to an agreement between the Company and JP Morgan Chase Bank, N.A. and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $3.8 million in the three months ended March 31, 2016 from $1.5 million in the three months ended March 31, 2015 due to the additional borrowings and higher interest rates under the fifth amended and restated senior credit agreement as further described in Note 15 to the consolidated condensed financial statements.  The weighted average interest rates on our borrowings increased to 2.91% in the three months ended March 31, 2016 as compared to 2.20% in the three months ended March 31, 2015.

Provision for Income Taxes

Income tax benefit has been recorded at an effective tax rate of 29.9% for the three months ended March 31, 2016 compared to income tax expense recorded at an effective tax rate of 33.5% in the three months ended March 31, 2015. The income tax benefit resulted from the pre-tax net loss generated in the three months ended March 31, 2016 as compared to the pre-tax net income generated in the three months ended March 31, 2015.  The decrease in the effective rate was mainly due to a higher proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and benefits recorded during the three months ended March 31, 2016 for the federal research credit, which was not legislatively enacted during the three months ended March 31, 2015. These benefits were offset by tax expense related to nondeductible SurgiQuest acquisition costs recorded in the three months ended March 31, 2016.  A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2015, under Note 6 to the Consolidated Financial Statements.

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

Operating cash flows

Our net working capital position was $264.8 million at March 31, 2016.  Net cash provided by (used in) operating activities was $(17.3) million and $14.8 million in the three months ended March 31, 2016 and 2015, respectively, generated on net income (loss) of $(2.3) million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively.

The decrease in cash flows from operating activities for the three months ended March 31, 2016 compared to March 31, 2015 is mainly related to lower net income in the period due to costs associated with the SurgiQuest acquisition and related financing costs, as discussed above.  In addition, other significant changes in working capital which impacted cash flow in the three months ended March 31, 2016 included the following:

•	A reduction in accounts receivable reflecting strong collections on fourth quarter 2015 sales;

•
An increase in inventories during the three months ended March 31, 2016 compared with year-end related to SurgiQuest finished goods and field inventories to support the acquisition integration and anticipated sales growth, and increases associated with anticipated new products launching in 2016.

•	A decrease in accounts payable due partially to a post-acquisition pay down of acquired SurgiQuest accounts payable to facilitate the consolidation of SurgiQuest systems.

•	A reduction in accrued compensation and benefits driven primarily by payment of incentive compensation accrued at December 31, 2015.

•
An increase in other assets due primarily as a result of the reclassification of certain cash balances to restricted cash in conjunction with the SurgiQuest acquisition;  restricted cash will be paid out over the balance of the year to former employees of SurgiQuest.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2016 consisted of a $256.4 million payment for the SurgiQuest acquisition and capital expenditures. Capital expenditures were $2.8 million and $4.1 million in the three months ended March 31, 2016 and 2015, respectively, and are expected to approximate $16.0 million in 2016.

Financing cash flows

Financing activities in the first three months of 2016 provided cash of $223.2 million compared to a use of $4.6 million in the same period a year ago. During 2016, we had borrowings of $253.0 million under our amended and restated senior credit agreement compared to $17.0 million in 2015. These sources were offset by payments related to the issuance of debt of $5.6 million in 2016 and a $2.2 million payment on our term loan under the amended and restated senior credit agreement.

As described in Note 15 to the consolidated condensed financial statements, on January 4, 2016, we entered into a fifth amended and restated senior credit agreement (the "amended and restated senior credit agreement") consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initial interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin (2.43% at March 31, 2016). The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00%.

There were $172.8 million in borrowings outstanding on the term loan as of March 31, 2016. There were $344.4 million in borrowings outstanding under the revolving credit facility as of March 31, 2016. Our available borrowings on the revolving credit facility at March 31, 2016 were $175.5 million with approximately $5.1 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $5.2 million at March 31, 2016. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2016, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. We have not purchased any shares of common stock under the share repurchase program during 2016. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2016 and 2015, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is substantially complete. We incurred $0.9 million and $2.3 million in costs associated with the operational restructuring during the three months ended March 31, 2016 and 2015, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation.

During 2016 and 2015, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $2.8 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively. These costs were charged to selling and administrative expense.

We have recorded an accrual in current and other long term liabilities of $3.9 million at March 31, 2016 mainly related to severance associated with the restructuring.

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

During the three months ended March 31, 2016, we had approximately $1.0 million in net savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs.

See Note 10 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

Contractual Obligations

On January 4, 2016 we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. As a result, the below is a summary of our long-term debt obligations for the next five years as of March 31, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Long-term debt	522,433	10,089	27,088	485,256

New accounting pronouncements

See Note 13 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2016.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 and to Note 12 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2016.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
May 2, 2016

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2016. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.