Form 10-Q
period 2016-06-30
CONMED CORP
filed 2016-07-28
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2016	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 26, 2016 is 27,817,843 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$193,433	$181,027	$374,634	$358,967

Cost of sales	91,011	87,529	174,472	173,187

Gross profit	102,422	93,498	200,162	185,780

Selling and administrative expense	86,729	73,581	172,672	148,367

Research and development expense	8,009	7,501	16,267	14,043

Operating expenses	94,738	81,082	188,939	162,410

Income from operations	7,684	12,416	11,223	23,370

Other expense	—	—	2,942	—

Interest expense	3,757	1,489	7,587	2,949

Income before income taxes	3,927	10,927	694	20,421

Provision for income taxes	1,043	3,466	75	6,648

Net income	$2,884	$7,461	$619	$13,773

Comprehensive income	$1,345	$8,630	$2,132	$4,915

Per share data:

Net income
Basic	$0.10	$0.27	$0.02	$0.50
Diluted	0.10	0.27	0.02	0.49

Dividends per share of common stock	$0.20	$0.20	$0.40	$0.40

Weighted average common shares
Basic	27,776	27,620	27,753	27,603
Diluted	27,941	27,857	27,926	27,839

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$23,295	$72,504
Accounts receivable, net	139,620	133,863
Inventories	179,913	166,894
Prepaid expenses and other current assets	28,172	20,076
Total current assets	371,000	393,337
Property, plant and equipment, net	125,381	125,452
Goodwill	398,154	260,651
Other intangible assets, net	428,960	308,171
Other assets	15,339	14,089
Total assets	$1,338,834	$1,101,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,145	$1,339
Accounts payable	32,033	34,720
Accrued compensation and benefits	30,173	31,823
Other current liabilities	33,870	51,836
Total current liabilities	106,221	119,718

Long-term debt	508,639	269,471
Deferred income taxes	118,861	103,379
Other long-term liabilities	25,380	24,059
Total liabilities	759,101	516,627

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2016 and 2015, respectively	313	313
Paid-in capital	325,608	324,915
Retained earnings	404,017	414,506
Accumulated other comprehensive loss	(52,381)	(53,894)
Less: 3,485,571 and 3,590,409 shares of common stock
in treasury, at cost in 2016 and 2015, respectively	(97,824)	(100,767)
Total shareholders’ equity	579,733	585,073
Total liabilities and shareholders’ equity	$1,338,834	$1,101,700

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$619	$13,773
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	9,941	9,196
Amortization	17,350	11,885
Stock-based compensation	4,583	3,779
Deferred income taxes	(4,342)	2,176
Loss on early extinguishment of debt	254	—
Increase (decrease) in cash flows
from changes in assets and liabilities, net of acquired assets:
Accounts receivable	4,929	(3,571)
Inventories	(10,486)	(8,003)
Accounts payable	(7,633)	3,863
Accrued compensation and benefits	(4,758)	(6,078)
Other assets	(5,374)	2,603
Other liabilities	(5,206)	(4,568)
	(742)	11,282
Net cash provided by (used in) operating activities	(123)	25,055

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,667)	(7,783)
Payments related to business acquisitions, net of cash acquired	(256,450)	(6,104)
Net cash used in investing activities	(264,117)	(13,887)

Cash flows from financing activities:
Payments on senior credit agreement	(4,376)	—
Proceeds from senior credit agreement	253,015	19,000
Payments related to distribution agreement	(16,667)	(16,667)
Payments related to contingent consideration	(200)	(2,423)
Payments related to debt issuance costs	(5,556)	(1,410)
Dividends paid on common stock	(11,088)	(11,026)
Other, net	209	1,461
Net cash provided by (used in) financing activities	215,337	(11,065)

Effect of exchange rate changes on cash and cash equivalents	(306)	(4,219)

Net decrease in cash and cash equivalents	(49,209)	(4,116)

Cash and cash equivalents at beginning of period	72,504	66,332

Cash and cash equivalents at end of period	$23,295	$62,216

Non-cash financing activities:
Dividends payable	$5,561	$5,539

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Note 3 - Business Acquisition

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

The unaudited pro forma information for the three and six months ended June 30, 2016 and 2015, assuming SurgiQuest occurred as of January 1, 2015 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the SurgiQuest acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$193,433	$194,565	$374,634	$381,889
Net income	6,337	(808)	12,659	(7,665)

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

Acquisition related costs included in the determination of pro forma net income for the three and six months ended June 30, 2015 totaled $5.0 million and $14.0 million, respectively. Such amounts are excluded from the determination of pro forma net income for the three and six months ended June 30, 2016.

Net sales associated with SurgiQuest of $18.5 million and $31.2 million have been recorded in the consolidated condensed statements of comprehensive income for the three and six months ended June 30, 2016, respectively. It is impracticable to determine the earnings recorded in the consolidated condensed statements of comprehensive income associated with the SurgiQuest acquisition for the three and six months ended June 30, 2016 as these amounts are not separately measured.

Note 4 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$2,884	$7,461	$619	$13,773

Other comprehensive income:
Pension liability, net of income tax (income tax expense of $257 and $297 for the three months ended June 30, 2016 and 2015, respectively, and $514 and $598 for the six months ended June 30, 2016 and 2015, respectively)	438	507	876	1,019
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $666 and ($1,499) for the three months ended June 30, 2016 and 2015, respectively, and ($633) and ($349) for the six months ended June 30, 2016 and 2015, respectively)	1,137	(2,557)	(1,080)	(595)
Foreign currency translation adjustment	(3,114)	3,219	1,717	(9,282)

Comprehensive income	$1,345	$8,630	$2,132	$4,915

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

Other comprehensive income (loss) before reclassifications, net of tax	(750)	—	1,717	967
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(524)	1,390	—	866
Income tax provision (benefit)	194	(514)	—	(320)

Net current-period other comprehensive income (loss)	(1,080)	876	1,717	1,513

Balance, June 30, 2016	$121	$(25,106)	$(27,396)	$(52,381)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications, net of tax	2,583	—	(9,282)	(6,699)
Amounts reclassified from accumulated other comprehensive income before tax[a]	(5,040)	1,617	—	(3,423)
Income tax provision (benefit)	1,862	(598)	—	1,264

Net current-period other comprehensive income (loss)	(595)	1,019	(9,282)	(8,858)

Balance, June 30, 2015	$2,681	$(29,741)	$(21,620)	$(48,680)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. The amounts recorded in the charts above are for the six months ended June 30, 2016 and 2015. For the three months ended June 30, 2016, $0.0 million of the cash flow hedging gain and $0.7 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. For the three months ended June 30, 2015, $2.4 million of the cash flow hedging gain and $0.8 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. Refer to Note 5 and Note 10, respectively, for further details.

Note 5 – Fair Value of Financial Instruments

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at June 30, 2016 which have been accounted for as cash flow hedges totaled $101.1 million. Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.0 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively. Net unrealized gains on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $0.1 million at June 30, 2016. It is expected these unrealized gains will be recognized in the consolidated condensed statement of comprehensive income in 2016 and 2017.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at June 30, 2016 which have not been designated as hedges totaled $19.6 million. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million and $(0.7) million for the three months ended June 30, 2016 and 2015, respectively, offsetting gains (losses) on our intercompany receivables of $(0.3) million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(0.2) million and $0.0 million for the six months ended June 30, 2016 and 2015, respectively, offsetting gains (losses) on our intercompany receivables of $0.1 million and $(0.3) million for the six months ended June 30, 2016 and 2015, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2016 and December 31, 2015:

June 30, 2016	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$2,111	Prepaid expenses and other current assets	$(1,920)	$191

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	10	Prepaid expenses and other current assets	(56)	(46)

Total derivatives		$2,121		$(1,976)	$145

December 31, 2015	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$2,931	Prepaid expenses and other current assets	$(1,026)	$1,905

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	4	Prepaid expenses and other current assets	(38)	(34)

Total derivatives		$2,935		$(1,064)	$1,871

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at June 30, 2016 and December 31, 2015, we have recorded the net fair value of $0.1 million and $1.9 million, respectively, in prepaid expenses and other current assets.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2016 consist of forward foreign exchange contracts and contingent liabilities associated with the EndoDynamix, Inc. acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

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

Note 6 - Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015

Raw materials	$44,071	$47,681
Work-in-process	15,627	13,922
Finished goods	120,215	105,291
Total	$179,913	$166,894

Note 7 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$2,884	$7,461	$619	$13,773

Basic – weighted average shares outstanding	27,776	27,620	27,753	27,603

Effect of dilutive potential securities	165	237	173	236

Diluted – weighted average shares outstanding	27,941	27,857	27,926	27,839

Net income (per share)
Basic	$0.10	$0.27	$0.02	$0.50
Diluted	0.10	0.27	0.02	0.49

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.7 million and 1.3 million in three and six months ended June 30, 2016. Such shares were not material in the three and six months ended June 30, 2015.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

Balance as of December 31, 2015	$260,651

Goodwill resulting from business acquisitions	136,358

Foreign currency translation	1,145

Balance as of June 30, 2016	$398,154

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the six months ended June 30, 2016, the Company acquired SurgiQuest, Inc. ("SurgiQuest") as further described in Note 3. Goodwill resulting from the acquisition amounted to $136.4 million and acquired amortizing intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $130.8 million.

Other intangible assets consist of the following:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	$213,308	$(69,795)	$136,871	$(64,423)

Promotional, marketing and distribution rights	149,376	(27,000)	149,376	(24,000)

Patents and other intangible assets	71,435	(43,888)	66,688	(42,885)

Developed technology	49,600	(620)	—	—

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$570,263	$(141,303)	$439,479	$(131,308)

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

Amortization expense related to intangible assets which are subject to amortization totaled $5.0 million and $3.1 million in the three months ended June 30, 2016 and 2015, respectively, and $10.0 million and $6.4 million in the six months ended June 30, 2016 and 2015, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 25 years. Customer and distributor relationships are being amortized over a weighted average life of 29 years. SurgiQuest customer and distributor relationships are being amortized over a weighted average life of 22 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 13 years.  Included in patents and other intangible assets at June 30, 2016 is an in-process research and development asset related to the EndoDynamix, Inc. acquisition that is not currently amortized. Developed technology is being amortized over a weighted average life of 17 years.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2016 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2016	$6,988	$3,000	$9,988
2017	15,428	6,000	21,428
2018	15,762	6,000	21,762
2019	15,617	6,000	21,617
2020	15,307	6,000	21,307
2021	14,031	6,000	20,031

Note 9 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the six months ended June 30, are as follows:

	2016	2015

Balance as of January 1,	$2,509	$2,286

Provision for warranties	1,692	1,950

Claims made	(1,770)	(1,716)

Balance as of June 30,	$2,431	$2,520

Note 10 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Service cost	$113	$52	$226	$120

Interest cost on projected benefit obligation	719	810	1,438	1,697

Expected return on plan assets	(1,297)	(1,380)	(2,594)	(2,849)

Net amortization and deferral	695	805	1,390	1,617

Net periodic pension cost	$230	$287	$460	$585

We do not expect to make any pension contributions during 2016.

Note 11 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Facility consolidation costs	$127	$1,534	$991	$3,863
Termination of a product offering	4,546	—	4,546	—
Restructuring costs included in cost of sales	$4,673	$1,534	$5,537	$3,863

Restructuring costs	$953	$2,284	$3,744	$8,464
Business acquisition costs	4,996	—	14,041	—
Acquisition, restructuring and other expense included in selling and administrative expense	$5,949	$2,284	$17,785	$8,464

Debt refinancing costs included in other expense	$—	$—	$2,942	$—

During the three and six months ended June 30, 2016, we incurred $5.0 million and $14.0 million, respectively, in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 3. These costs include investment banking fees, consulting fees, legal fees and integration related costs.

During the six months ended June 30, 2016, we incurred a $2.7 million charge related to an agreement between the Company and JP Morgan Chase Bank, N.A. and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement as further described in Note 15.

During 2016 and 2015, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is substantially complete. We incurred $0.1 million and $1.5 million in costs associated with the operational restructuring during the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $3.9 million during the six months ended June 30, 2016 and 2015, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation.

In conjunction with the consolidation of our Centennial, Colorado manufacturing operations, the facility is currently held for sale and classified in prepaids and other current assets in the consolidated condensed balance sheet. The net book value of this facility at June 30, 2016 was $3.1 million.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges which were included in cost of sales for the three and six months ended June 30, 2016.

During 2016 and 2015, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $1.0 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively, and $3.7 million and $8.5 million for the six months ended June 30, 2016 and 2015, respectively.

We have recorded an accrual in current and other long term liabilities of $2.2 million at June 30, 2016 mainly related to severance costs associated with the restructuring. Below is a rollforward of the costs incurred and cash expenditures associated with these activities during the six months ended June 30, 2016 and 2015:

	2016	2015

Balance as of January 1,	$7,175	$8,254

Expenses incurred	4,735	12,327

Payments made	(9,755)	(12,897)

Balance at June 30,	$2,155	$7,684

Note 12 — Business Segments
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Orthopedic surgery	$92,742	$96,801	$186,183	$195,398
General surgery	87,570	71,111	163,470	137,173
Surgical visualization	13,121	13,115	24,981	26,396
Consolidated net sales	$193,433	$181,027	$374,634	$358,967

Note 13 – Legal Proceedings

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

During the third quarter of 2013, the U.S. Food and Drug Administration ("FDA") inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a warning letter on January 30, 2014 relating to the inspection and the responses to the Form 483 observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 observations. We have received some additional questions from the FDA and have responded to these questions on April 25, 2015.  The Company remains in ongoing communications with the FDA. The remediation costs to date have not been material, although there can be no assurance that responding to the Form 483 observations or a future inspection by the FDA will not result in an additional Form 483 or warning letter, or other regulatory actions, which may include consent decrees or fines that could be material.

In September 2013, Lexion Medical ("Lexion") filed suit against SurgiQuest in federal court in the District of Minnesota alleging false advertising under the Lanham Act, as well as various state law claims, including common law trade libel and unfair competition.  In March 2014, SurgiQuest’s motion to dismiss for lack of personal jurisdiction was granted and that same day, SurgiQuest filed suit against Lexion in federal court in the District of Delaware seeking, among other claims, a declaratory judgment that SurgiQuest’s actions did not violate the Lanham Act.  Lexion filed an answer generally denying SurgiQuest’s claims, and asserted counterclaims that were substantially similar to the claims Lexion brought in the Minnesota action.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED as further described in Note 3, and CONMED assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement referenced in Note 3.  The case is in the discovery phase with trial anticipated in 2017.  Based on recently produced expert's reports, Lexion is seeking damages of $14.8 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising” as well as an unspecified sum for disgorgement of SurgiQuest’s alleged profit.  We believe that there is no merit to Lexion’s claims against SurgiQuest and intend to vigorously defend the claims asserted by Lexion.

Note 14 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In March, April and May 2016, the FASB issued ASU 2016-08 related to principal versus agent considerations; ASU 2016-10 related to identifying performance obligations and licensing; and ASU 2016-12 clarifying the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters, respectively. These additional ASUs provide supplemental adoption guidance and clarification to ASU 2014-09. The guidance in these ASUs is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of January 1, 2017. We plan to adopt these ASUs on January 1, 2018. The new standard will become effective beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating both the impact of adopting this new guidance on the consolidated financial statements and the method of adoption.

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

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU was issued to clarify the guidance included in ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016, continuing to account for debt issuance costs related to the line-of-credit arrangement as an asset, and it did not have a material impact on our consolidated financial statements.

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

	December 31, 2015
	As Previously Filed	Reclass	As Adjusted
Current deferred income tax assets	$14,150	$(14,150)	$—
Long-term deferred income tax assets	1,332	2,906	4,238
Long-term deferred income tax liabilities	(114,623)	11,244	(103,379)
	$(99,141)	$—	$(99,141)

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

Note 15 - Long Term Debt

Long term debt consists of the following:

	June 30, 2016	December 31, 2015
Revolving line of credit	$344,314	$265,609
Term loan, net of deferred debt issuance costs of $700 and $0 in 2016 and 2015, respectively	169,925	—
Mortgage notes	4,545	5,201
Total debt	518,784	270,810
Less: Current portion	10,145	1,339
Total long-term debt	$508,639	$269,471

On January 4, 2016 we entered into an amended and restated senior credit agreement (the "fifth amended and restated senior credit agreement") consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initially, the interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin. The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00% (2.47% at June 30, 2016). In conjunction with this agreement, we incurred charges included in other expense in the statements of comprehensive income related to an agreement between the Company and JP Morgan Chase Bank, N.A. totaling $2.7 million and recorded a loss on the early extinguishment of debt of $0.3 million.

There were $170.6 million in borrowings outstanding on the term loan as of June 30, 2016. There were $344.3 million in borrowings outstanding under the revolving credit facility as of June 30, 2016. Our available borrowings on the revolving credit facility at June 30, 2016 were $175.9 million with approximately $4.8 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $4.5 million at June 30, 2016.  The mortgage note is collateralized by the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at June 30, 2016 are as follows:

July 1, 2016 - June 30, 2017	$10,145
July 1, 2017 - June 30, 2018	12,449
July 1, 2018 - June 30, 2019	16,951
July 1, 2019 - June 30, 2020	17,500
July 1, 2020 - June 30, 2021	462,439

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Orthopedic surgery	47.9%	53.5%	49.7%	54.4%
General surgery	45.3%	39.3%	43.6%	38.2%
Surgical visualization	6.8%	7.2%	6.7%	7.4%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 48% during the six months ended June 30, 2016.

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

On January 4, 2016, we acquired SurgiQuest, Inc. ("SurgiQuest") for $257.7 million in cash (based on an aggregate purchase price of $265 million as adjusted pursuant to the merger agreement governing the acquisition). SurgiQuest develops, manufactures and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current advanced surgical offering. We expect this access system to generate approximately $62 to $67 million in revenue in 2016.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. We have successfully completed our restructuring plans over the past few years, however, we cannot be certain further activities will be completed in the estimated time period or that planned cost savings will be achieved.

Finally, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. As discussed in Note 13 to the consolidated condensed financial statements, we have an outstanding warning letter issued by the FDA related to an inspection of our Centennial, Colorado facility.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1	48.4	46.6	48.2
Gross profit	52.9	51.6	53.4	51.8
Selling and administrative expense	44.8	40.6	46.1	41.3
Research and development expense	4.1	4.1	4.3	3.9
Income from operations	4.0	6.9	3.0	6.6
Other expense	—	—	0.8	—
Interest expense	1.9	0.8	2.0	0.8
Income before income taxes	2.1	6.1	0.2	5.8
Provision for income taxes	0.5	1.9	—	1.9
Net income	1.6%	4.2%	0.2%	3.9%
Sales

The following table presents net sales by product line for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
			% Change				% Change

	2016	2015	As Reported	Constant Currency	2016	2015	As Reported	Constant Currency
Orthopedic surgery	$92.7	$96.8	-4.2%	-1.3%	$186.2	$195.4	-4.7%	-1.3%
General surgery	87.6	71.1	23.1%	24.5%	163.5	137.2	19.2%	20.7%
Surgical visualization	13.1	13.1	—%	2.6%	24.9	26.4	-5.4%	-2.6%
Net sales	$193.4	$181.0	6.9%	9.2%	$374.6	$359.0	4.4%	7.1%

Single-use products	$154.2	$145.3	6.1%	8.4%	$299.1	$285.5	4.8%	7.5%
Capital products	39.2	35.7	10.1%	12.5%	75.5	73.5	2.8%	5.5%
Net sales	$193.4	$181.0	6.9%	9.2%	$374.6	$359.0	4.4%	7.1%

Net sales increased for the three and six months ended June 30, 2016 mainly due to the SurgiQuest acquisition. Excluding SurgiQuest, total sales decreased 3.4% to $174.9 million for the three months ended June 30, 2016 and 4.3% to $343.4 million for the six months ended June 30, 2016 primarily due to the impact of unfavorable constant currency exchange rates. Sales of capital equipment increased 10.1% and 2.8% for the three and six months ended June 30, 2016, respectively; sales of single-use products increased 6.1% and 4.8% for the three and six months ended June 30, 2016, respectively, all driven by the SurgiQuest acquisition.

•
Orthopedic surgery sales decreased 4.2% and 4.7% in the three and six months ended June 30, 2016, respectively, primarily due to the impact of unfavorable constant currency exchange rates and lower sales in our capital products.

•
General surgery sales increased 23.1% and 19.2% in the three and six months ended June 30, 2016, respectively, mainly due to the SurgiQuest acquisition. Excluding SurgiQuest, general surgery sales decreased 2.9% and 3.6% in the three and six months ended June 30, 2016, respectively, due primarily to the impact of unfavorable foreign currency exchange rates and lower sales in our advanced surgical and critical care product lines.

•
Surgical visualization sales remained flat in the three months ended June 30, 2016, however decreased 5.4%, in the six months ended June 30, 2016, mainly due to the impact of unfavorable constant currency exchange rates.

Cost of Sales

Cost of sales increased to $91.0 million in the three months ended June 30, 2016 as compared to $87.5 million in the three months ended June 30, 2015. Cost of sales increased to $174.5 million in the six months ended June 30, 2016 as compared to $173.2 million in the six months ended June 30, 2015. Gross profit margins increased 1.3 percentage points to 52.9% in the three months ended June 30, 2016 as compared to 51.6% in the three months ended June 30, 2015. The increase in gross profit margins of 1.3 percentage points was mainly a result of the impact of favorable production variances (2.7 percentage points) and product mix (1.2 percentage points), offset by charges related to the operational restructuring (1.6 percentage points), including the termination of the Altrus product offering, and unfavorable foreign currency exchange rates on sales (1.0 percentage points). Gross profit margins increased 1.6 percentage points to 53.4% in the six months ended June 30, 2016 as compared to 51.8% in the six months ended June 30, 2015. The increase in gross profit margins of 1.6 percentage points in the six months ended June 30, 2016 was mainly a result of the impact of favorable production variances (3.0 percentage points) and product mix (0.2 percentage points), offset by charges related to the operational restructuring (0.4 percentage points), including the termination of the Altrus product offering, and unfavorable foreign currency exchange rates on sales (1.2 percentage points).

Selling and Administrative Expense

Selling and administrative expense increased to $86.7 million in the three months ended June 30, 2016 as compared to $73.6 million in the three months ended June 30, 2015 and increased to $172.7 million in the six months ended June 30, 2016 as compared to $148.4 million in the six months ended June 30, 2015. Selling and administrative expense as a percentage of net sales increased to 44.8% in the three months ended June 30, 2016 as compared to 40.6% in the three months ended June 30, 2015 and increased to 46.1% in the six months ended June 30, 2016 as compared to 41.3% in the six months ended June 30, 2015. The factors affecting the $13.1 million and $24.3 million increase in selling and administrative expenses in the three and six months ended June 30, 2016 compared to the same periods a year ago included (1) $5.0 million and $14.0 million in the three and six months ended June 30, 2016, respectively, in investment banking fees, consulting fees, legal fees and integration related costs associated with the acquisition of SurgiQuest as further described in Note 3 and Note 11 to the consolidated condensed financial statements and (2) incremental on-going sales and marketing expenses primarily to support the SurgiQuest acquisition offset by (3) a $1.3 million and $4.7 million decrease in severance and other related costs in the three and six months ended June 30, 2016, respectively, from the restructuring of certain of our sales, marketing and administrative functions.

Research and Development Expense

Research and development expense increased to $8.0 million in the three months ended June 30, 2016 as compared to $7.5 million in the three months ended June 30, 2015 and increased to $16.3 million in the six months ended June 30, 2016 as compared to $14.0 million in the six months ended June 30, 2015. As a percentage of net sales, research and development expense remained flat at 4.1% in the three months ended June 30, 2016 and 2015 and increased 0.4 percentage points to 4.3% in the six months ended June 30, 2016 as compared to 3.9% in the six months ended June 30, 2015 as we incurred higher project and regulatory related costs.

Other Expense

Other expense in the six months ended June 30, 2016 related to costs associated with our fifth amended and restated senior credit agreement entered into on January 4, 2016 as further described in Note 15 to consolidated condensed financial statements. These costs include a $2.7 million charge related to an agreement between the Company and JP Morgan Chase Bank, N.A. and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $3.8 million in the three months ended June 30, 2016 from $1.5 million in the three months ended June 30, 2015 and increased to $7.6 million in the six months ended June 30, 2016 from $2.9 million in the six months ended June 30, 2015 due to the additional borrowings and higher interest rates under the fifth amended and restated senior credit agreement as further described in Note 15 to the consolidated condensed financial statements.  The weighted average interest rates on our borrowings increased to 2.83% in the three months ended June 30, 2016 as compared to 2.19% in the three months ended June 30, 2015 and increased to 2.87% in the six months ended June 30, 2016 from 2.19% in the six months ended June 30, 2015.

Provision for Income Taxes

Income tax expense has been recorded at an effective tax rate of 26.6% for the three months ended June 30, 2016 compared to income tax expense recorded at an effective tax rate of 31.7% in the three months ended June 30, 2015. Income tax expense for the six months ended June 30, 2016 has been recorded at an effective tax rate of 10.8% compared to the 32.6% effective tax rate recorded in the six months ended June 30, 2015. The decrease in the effective tax rate was mainly due to a higher proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and benefits recorded during the three and six months ended June 30, 2016 for the federal research credit, which was not legislatively enacted during the three and six months ended June 30, 2015. These benefits were offset by tax expense related to nondeductible SurgiQuest acquisition costs recorded in the three and six months ended June 30, 2016.

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

Operating cash flows

Our net working capital position was $264.8 million at June 30, 2016.  Net cash provided by (used in) operating activities was $(0.1) million and $25.1 million in the six months ended June 30, 2016 and 2015, respectively, generated on net income of $0.6 million and $13.8 million for the six months ended June 30, 2016 and 2015, respectively.

The decrease in cash flows from operating activities for the six months ended June 30, 2016 compared to June 30, 2015 is mainly related to lower net income in the period due to costs associated with the SurgiQuest acquisition and related financing costs, as discussed above. In addition, other significant changes in working capital which impacted cash flow in the six months ended June 30, 2016 included the following:

•
Accounts receivable reflects continued strong collection efforts on SurgiQuest accounts receivable offset by higher sales levels during the six months ended June 30, 2016 compared with the same period a year ago;

•
An increase in inventories during the six months ended June 30, 2016 compared with year-end related to SurgiQuest finished goods and field inventories to support the acquisition integration and anticipated sales growth, and increases associated with anticipated new products launching in 2016.

•
Accounts payable resulted in a higher use of cash for the six months ended June 30, 2016 compared with the same period a year ago as we had a higher level of accounts payable at the beginning of 2016 due to the SurgiQuest acquisition. This accounts payable was paid down during the six months ended June 30, 2016.

•
An increase in other assets due primarily to restricted cash in conjunction with the SurgiQuest acquisition; restricted cash will be paid out over the balance of the year to former employees of SurgiQuest.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2016 consisted of a $256.5 million payment for the SurgiQuest acquisition and capital expenditures. Capital expenditures were $7.7 million and $7.8 million in the six months ended June 30, 2016 and 2015, respectively, and are expected to approximate $16.0 million in 2016.

Financing cash flows

Financing activities in the first six months of 2016 provided cash of $215.3 million compared to a use of cash of $11.1 million in the same period a year ago. During 2016, we had borrowings of $253.0 million under our amended and restated senior credit agreement compared to $19.0 million in 2015. These sources were offset by payments related to the issuance of debt of $5.6 million in 2016 and a $4.4 million payment on our term loan under the amended and restated senior credit agreement.

As described in Note 15 to the consolidated condensed financial statements, on January 4, 2016, we entered into a fifth amended and restated senior credit agreement (the "amended and restated senior credit agreement") consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initial interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin (2.47% at June 30, 2016). The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00%.

There were $170.6 million in borrowings outstanding on the term loan as of June 30, 2016. There were $344.3 million in borrowings outstanding under the revolving credit facility as of June 30, 2016. Our available borrowings on the revolving credit facility at June 30, 2016 were $175.9 million with approximately $4.8 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $4.5 million at June 30, 2016. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2016, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. We have not purchased any shares of common stock under the share repurchase program during 2016. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Restructuring

During 2016 and 2015, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is substantially complete. We incurred $0.1 million and $1.5 million in costs associated with the operational restructuring during the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $3.9 million during the six months ended June 30, 2016 and 2015, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges which were included in cost of sales in the three and six months ended June 30, 2016.

During 2016 and 2015, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $1.0 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively, and $3.7 million and $8.5 million for the six months ended June 30, 2016 and 2015, respectively. These costs were charged to selling and administrative expense.

We have recorded an accrual in current and other long term liabilities of $2.2 million at June 30, 2016 mainly related to severance associated with the restructuring.

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

During the six months ended June 30, 2016, we had approximately $2.0 million in net savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs.

See Note 11 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of June 30, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$519,484	$10,145	$29,400	$479,939	$—
Purchase obligations	33,537	32,648	863	26	—
Operating lease obligations	25,573	5,813	11,189	5,261	3,310
Total contractual obligations	$578,594	$48,606	$41,452	$485,226	$3,310

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in our Annual Report on Form 10-K for the year-ended December 31, 2015 and Note 15 to the consolidated condensed financial statements).  The above table also does not include unrecognized tax benefits of approximately $0.6 million, the timing and certainty of recognition for which is not known (See Note 6 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2015).

New accounting pronouncements

See Note 14 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2016.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 and to Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Consolidated Condensed Financial Statements for the three and six months ended June 30, 2016.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
July 28, 2016

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Consolidated Condensed Financial Statements for the three and six months ended June 30, 2016. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.