Form 10-Q
period 2016-09-30
CONMED CORP
filed 2016-10-28
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2016	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 25, 2016 is 27,823,701 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$184,792	$169,184	$559,426	$528,151

Cost of sales	83,583	75,638	258,055	248,825

Gross profit	101,209	93,546	301,371	279,326

Selling and administrative expense	79,009	72,056	251,681	220,423

Research and development expense	8,353	6,652	24,620	20,695

Operating expenses	87,362	78,708	276,301	241,118

Income from operations	13,847	14,838	25,070	38,208

Other expense	—	—	2,942	—

Interest expense	3,861	1,504	11,448	4,453

Income before income taxes	9,986	13,334	10,680	33,755

Provision for income taxes	2,649	4,461	2,724	11,109

Net income	$7,337	$8,873	$7,956	$22,646

Comprehensive income	$7,901	$3,741	$10,033	$8,656

Per share data:

Net income
Basic	$0.26	$0.32	$0.29	$0.82
Diluted	0.26	0.32	0.28	0.81

Dividends per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average common shares
Basic	27,818	27,701	27,785	27,636
Diluted	27,951	27,898	27,946	27,853

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$26,948	$72,504
Accounts receivable, net	133,190	133,863
Inventories	188,528	166,894
Prepaid expenses and other current assets	20,710	20,076
Total current assets	369,376	393,337
Property, plant and equipment, net	123,446	125,452
Goodwill	398,376	260,651
Other intangible assets, net	424,216	308,171
Other assets	15,310	14,089
Total assets	$1,330,724	$1,101,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,145	$1,339
Accounts payable	36,704	34,720
Accrued compensation and benefits	31,304	31,823
Other current liabilities	34,707	51,836
Total current liabilities	112,860	119,718

Long-term debt	490,176	269,471
Deferred income taxes	119,018	103,379
Other long-term liabilities	24,495	24,059
Total liabilities	746,549	516,627

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2016 and 2015, respectively	313	313
Paid-in capital	327,595	324,915
Retained earnings	405,790	414,506
Accumulated other comprehensive loss	(51,817)	(53,894)
Less: 3,481,351 and 3,590,409 shares of common stock
in treasury, at cost in 2016 and 2015, respectively	(97,706)	(100,767)
Total shareholders’ equity	584,175	585,073
Total liabilities and shareholders’ equity	$1,330,724	$1,101,700

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,956	$22,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,242	13,919
Amortization	25,968	18,389
Stock-based compensation	6,505	5,561
Deferred income taxes	(3,977)	4,159
Gain on sale of facility	(1,890)	—
Loss on early extinguishment of debt	254	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	11,335	310
Inventories	(22,141)	(25,129)
Accounts payable	(3,420)	7,992
Accrued compensation and benefits	(3,702)	(7,040)
Other assets	(3,042)	2,431
Other liabilities	(4,449)	(4,518)
	16,683	16,074
Net cash provided by operating activities	24,639	38,720

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,436)	(11,478)
Proceeds from sale of a facility	5,178	—
Payments related to business acquisitions, net of cash acquired	(256,450)	(6,104)
Net cash used in investing activities	(261,708)	(17,582)

Cash flows from financing activities:
Payments on term loan	(6,564)	—
Proceeds from term loan	175,000	—
Proceeds from revolving line of credit, net	61,654	21,000
Payments related to distribution agreement	(16,667)	(16,667)
Payments related to contingent consideration	(200)	(2,423)
Payments related to debt issuance costs	(5,556)	(1,410)
Dividends paid on common stock	(16,649)	(16,565)
Other, net	400	810
Net cash provided by (used in) financing activities	191,418	(15,255)

Effect of exchange rate changes on cash and cash equivalents	95	(6,889)

Net decrease in cash and cash equivalents	(45,556)	(1,006)

Cash and cash equivalents at beginning of period	72,504	66,332

Cash and cash equivalents at end of period	$26,948	$65,326

Non-cash financing activities:
Dividends payable	$5,561	$5,540

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015, assuming SurgiQuest occurred as of January 1, 2015 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the SurgiQuest acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$184,792	$181,045	$559,426	$562,935
Net income	9,342	(274)	21,988	(7,939)

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

Acquisition related costs included in the determination of pro forma net income for the three and nine months ended September 30, 2016 totaled $3.3 million and $17.4 million, respectively. Such amounts are excluded from the determination of pro forma net income for the three and nine months ended September 30, 2016.

Net sales associated with SurgiQuest of $17.3 million and $48.5 million have been recorded in the consolidated condensed statements of comprehensive income for the three and nine months ended September 30, 2016, respectively. It is impracticable to determine the earnings recorded in the consolidated condensed statements of comprehensive income associated with the SurgiQuest acquisition for the three and nine months ended September 30, 2016 as these amounts are not separately measured.

Note 4 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$7,337	$8,873	$7,956	$22,646

Other comprehensive income:
Pension liability, net of income tax (income tax expense of $257 and $298 for the three months ended September 30, 2016 and 2015, respectively, and $771 and $896 for the nine months ended September 30, 2016 and 2015, respectively)	438	510	1,314	1,529
Cash flow hedging loss, net of income tax (income tax benefit of $(483) and ($212) for the three months ended September 30, 2016 and 2015, respectively, and ($1,116) and ($560) for the nine months ended September 30, 2016 and 2015, respectively)	(824)	(361)	(1,904)	(956)
Foreign currency translation adjustment	950	(5,281)	2,667	(14,563)

Comprehensive income	$7,901	$3,741	$10,033	$8,656

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

Other comprehensive income (loss) before reclassifications, net of tax	(1,598)	—	2,667	1,069
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(485)	2,085	—	1,600
Income tax provision (benefit)	179	(771)	—	(592)

Net current-period other comprehensive income (loss)	(1,904)	1,314	2,667	2,077

Balance, September 30, 2016	$(703)	$(24,668)	$(26,446)	$(51,817)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications, net of tax	3,666	—	(14,563)	(10,897)
Amounts reclassified from accumulated other comprehensive income before tax[a]	(7,330)	2,425	—	(4,905)
Income tax provision (benefit)	2,708	(896)	—	1,812

Net current-period other comprehensive income (loss)	(956)	1,529	(14,563)	(13,990)

Balance, September 30, 2015	$2,320	$(29,231)	$(26,901)	$(53,812)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. The amounts recorded in the charts above are for the nine months ended September 30, 2016 and 2015. For the three months ended September 30, 2016, $0.0 million of the cash flow hedging gain and $0.7 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. For the three months ended September 30, 2015, $2.3 million of the cash flow hedging gain and $0.8 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. Refer to Note 5 and Note 10, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2016 which have been accounted for as cash flow hedges totaled $102.3 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $0.0 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively. Net unrealized losses on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in other comprehensive income, totaled $0.7 million at September 30, 2016. It is expected these unrealized losses will be recognized in the consolidated condensed statement of comprehensive income in 2016 and 2017.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2016 which have not been designated as hedges totaled $18.6 million. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(0.2) million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, offsetting gains (losses) on our intercompany receivables of $0.2 million and $(0.8) million for the three months ended September 30, 2016 and 2015, respectively. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $(0.4) million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively, offsetting gains (losses) on our intercompany receivables of $0.5 million and $(1.1) million for the nine months ended September 30, 2016 and 2015, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2016 and December 31, 2015:

September 30, 2016	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Other current liabilities	$1,670	Other current liabilities	$(2,784)	$(1,114)

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current liabilities	—	Other current liabilities	(16)	(16)

Total derivatives		$1,670		$(2,800)	$(1,130)

December 31, 2015	Asset Balance Sheet Location	Fair Value	Liabilities Balance Sheet Location	Fair Value	Net Fair Value
Derivatives designated as hedged instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	$2,931	Prepaid expenses and other current assets	$(1,026)	$1,905

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Prepaid expenses and other current assets	4	Prepaid expenses and other current assets	(38)	(34)

Total derivatives		$2,935		$(1,064)	$1,871

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at September 30, 2016 and December 31, 2015, we have recorded the net fair value of $1.1 million and $1.9 million, respectively, in other current liabilities and prepaid expenses and other current assets, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2016 consist of forward foreign exchange contracts and contingent liabilities associated with certain acquisitions. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were determined within Level 2 of the valuation hierarchy and are listed in the table above.

Certain acquisitions involve the potential for the payment of future contingent consideration upon the achievement of certain product development milestones and revenue based payments. Contingent consideration is recorded at the estimated fair value of the contingent milestone and revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated condensed statements of comprehensive income. We remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015

Raw materials	$44,810	$47,681
Work-in-process	15,758	13,922
Finished goods	127,960	105,291
Total	$188,528	$166,894

Note 7 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$7,337	$8,873	$7,956	$22,646

Basic – weighted average shares outstanding	27,818	27,701	27,785	27,636

Effect of dilutive potential securities	133	197	161	217

Diluted – weighted average shares outstanding	27,951	27,898	27,946	27,853

Net income (per share)
Basic	$0.26	$0.32	$0.29	$0.82
Diluted	0.26	0.32	0.28	0.81

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.6 million and 1.4 million in the three and nine months ended September 30, 2016, respectively. Such shares were not material in the three and nine months ended September 30, 2015.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

Balance as of December 31, 2015	$260,651

Goodwill resulting from business acquisitions	136,358

Foreign currency translation	1,367

Balance as of September 30, 2016	$398,376

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the nine months ended September 30, 2016, the Company acquired SurgiQuest, Inc. ("SurgiQuest") as further described in Note 3. Goodwill resulting from the acquisition amounted to $136.4 million and acquired amortizing intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $130.8 million.

Other intangible assets consist of the following:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	$213,324	$(72,479)	$136,871	$(64,423)

Promotional, marketing and distribution rights	149,376	(28,500)	149,376	(24,000)

Patents and other intangible assets	71,736	(44,455)	66,688	(42,885)

Developed technology	49,600	(930)	—	—

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$570,580	$(146,364)	$439,479	$(131,308)

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

Amortization expense related to intangible assets which are subject to amortization totaled $5.0 million and $3.1 million in the three months ended September 30, 2016 and 2015, respectively, and $15.0 million and $9.5 million in the nine months ended September 30, 2016 and 2015, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 25 years. Customer and distributor relationships are being amortized over a weighted average life of 22 years. SurgiQuest customer and distributor relationships are being amortized over a weighted average life of 22 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 13 years.  Included in patents and other intangible assets at September 30, 2016 is an in-process research and development asset related to the EndoDynamix, Inc. acquisition that is not currently amortized. Developed technology is being amortized over a weighted average life of 17 years.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2016 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2016	$3,479	$1,500	$4,979
2017	15,408	6,000	21,408
2018	15,742	6,000	21,742
2019	15,597	6,000	21,597
2020	15,548	6,000	21,548
2021	14,000	6,000	20,000

Note 9 – Guarantees

We provide warranties on certain of our products at the time of sale. The standard warranty period for our capital and reusable equipment is generally one year. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2016	2015

Balance as of January 1,	$2,509	$2,286

Provision for warranties	2,380	2,850

Claims made	(2,653)	(2,682)

Balance as of September 30,	$2,236	$2,454

Note 10 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Service cost	$113	$60	$339	$180

Interest cost on projected benefit obligation	719	849	2,158	2,546

Expected return on plan assets	(1,297)	(1,424)	(3,892)	(4,273)

Net amortization and deferral	695	808	2,085	2,425

Net periodic pension cost	$230	$293	$690	$878

We do not expect to make any pension contributions during 2016.

Note 11 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Facility consolidation costs	$—	$1,316	$991	$5,179
Termination of a product offering	—	—	4,546	—
Restructuring costs included in cost of sales	$—	$1,316	$5,537	$5,179

Restructuring costs	$361	$1,331	$4,105	$9,795
Business acquisition costs	3,314	—	17,355	—
Gain on sale of facility	(1,890)	—	(1,890)	—
Acquisition, restructuring and other expense included in selling and administrative expense	$1,785	$1,331	$19,570	$9,795

Debt refinancing costs included in other expense	$—	$—	$2,942	$—

During the three and nine months ended September 30, 2016, we incurred $3.3 million and $17.4 million, respectively, in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 3. These costs include investment banking fees, consulting fees, legal fees and integration related costs.

During the nine months ended September 30, 2016, we incurred a $2.7 million charge related to an agreement between the Company and JP Morgan Chase Bank, N.A. and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement as further described in Note 15.

During 2016 and 2015, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is complete. We incurred $0.0 million and $1.3 million in costs associated with the operational restructuring during the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $5.2 million during the nine months ended September 30, 2016 and 2015, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges primarily related to inventory which were included in cost of sales for the nine months ended September 30, 2016.

During 2016 and 2015, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $0.4 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $4.1 million and $9.8 million for the nine months ended September 30, 2016 and 2015, respectively.

During the three and nine months ended September 30, 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million on the sale of our facility in Centennial, Colorado.

We have recorded an accrual in current and other long term liabilities of $1.8 million at September 30, 2016 mainly related to severance costs associated with the restructuring. Below is a roll forward of the costs incurred and cash expenditures associated with these activities during the nine months ended September 30, 2016 and 2015:

	2016	2015

Balance as of January 1,	$7,175	$8,254

Expenses incurred	5,096	14,974

Payments made	(10,447)	(18,041)

Balance at September 30,	$1,824	$5,187

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Orthopedic surgery	$86,262	$89,382	$272,445	$284,781
General surgery	85,439	66,123	248,908	203,295
Surgical visualization	13,091	13,679	38,073	40,075
Consolidated net sales	$184,792	$169,184	$559,426	$528,151

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

During the third quarter of 2013, the U.S. Food and Drug Administration ("FDA") inspected our Centennial, Colorado manufacturing facility and issued a Form 483 with observations on September 20, 2013. We subsequently submitted responses to the Observations, and the FDA issued a warning letter on January 30, 2014 relating to the inspection and the responses to the Form 483 observations. Accordingly, we undertook corrective actions. During the fourth quarter of 2014, the FDA again inspected our Centennial, Colorado manufacturing facility and, on November 18, 2014, issued a Form 483 with eight observations, three of which the FDA characterized as repeat observations. On December 10, 2014, we responded to the Form 483 observations. We received some additional questions from the FDA and responded to these questions on April 25, 2015. On August 1, 2016, we received notification from the FDA that the warning letter was closed.  The costs of remediation relating to the January 30, 2014 warning letter were not material to our consolidated results of operations. We may have future inspections at other sites and there can be no assurance that the costs of responding to such inspections will not be material.

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

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes". This ASU requires all deferred income tax assets and liabilities be presented as non-current in classified balance sheets. This can be applied prospectively or retrospectively and we must disclose the reason for the change in accounting principle, the application applied and if applied retrospectively, include quantitative information about the effects of the change on prior periods. This standard is effective for annual and interim periods beginning after December 15, 2016. The Company retrospectively implemented this new guidance in the first quarter of 2016. The table below summarizes the adjustments made to conform prior period classification with the new guidance:

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU requires all tax effects to run through the statement of operations, where historically tax benefits in excess of compensation cost ran through equity. It also allows employers to withhold the maximum amount of individual tax withholdings without resulting in liability accounting. Finally, the ASU allows companies to make an accounting policy election regarding the impact of forfeitures on expense related to share based awards. This new guidance is effective for periods beginning after December 15, 2016, however early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). This ASU provides amendments to specific statement of cash flows classification issues. This new guidance is effective for periods beginning after December 15, 2017, however early adoption is permitted. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

Note 15 - Long Term Debt

Long term debt consists of the following:

	September 30, 2016	December 31, 2015
Revolving line of credit	$328,000	$265,609
Term loan, net of deferred debt issuance costs of $661 and $0 in 2016 and 2015, respectively	167,776	—
Mortgage notes	4,545	5,201
Total debt	500,321	270,810
Less: Current portion	10,145	1,339
Total long-term debt	$490,176	$269,471

On January 4, 2016 we entered into an amended and restated senior credit agreement (the "fifth amended and restated senior credit agreement") consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initially, the interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin. The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00% (2.53% at September 30, 2016). In conjunction with this agreement, we incurred charges included in other expense in the statements of comprehensive income related to an agreement between the Company and JP Morgan Chase Bank, N.A. totaling $2.7 million and recorded a loss on the early extinguishment of debt of $0.3 million.

There were $168.4 million in borrowings outstanding on the term loan as of September 30, 2016. There were $328.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2016. Our available borrowings on the revolving credit facility at September 30, 2016 were $192.2 million with approximately $4.8 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $4.5 million at September 30, 2016.  The mortgage note is collateralized by the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at September 30, 2016 are as follows:

October 1, 2016 - September 30, 2017	$10,145
October 1, 2017 - September 30, 2018	13,542
October 1, 2018 - September 30, 2019	18,045
October 1, 2019 - September 30, 2020	17,500
October 1, 2020 - September 30, 2021	441,750

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Orthopedic surgery	46.7%	52.8%	48.7%	53.9%
General surgery	46.2%	39.1%	44.5%	38.5%
Surgical visualization	7.1%	8.1%	6.8%	7.6%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 47% during the nine months ended September 30, 2016.

Business Environment

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

Finally, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice requirements and foreign or international standards. As discussed in Note 13 to the consolidated condensed financial statements, on August 1, 2016, we were notified by the FDA that our then outstanding warning letter was closed.

As of September 8, 2016, CONMED’s credit facility was amended to allow CONMED to seek to sell products to certain customers in Iran in compliance with applicable laws and regulations and subject to certain terms and conditions, including pre-approval by CONMED and CONMED’s lenders of the identity of any distributor and prior review of each of the end-customers. On September 13, 2016, CONMED entered into a distribution agreement with a third-party distributor in Iran. Although no sales occurred in the third quarter of 2016, CONMED expects and intends that there will be sales in the fourth quarter of 2016 and prospectively thereafter. CONMED intends to limit sales into Iran to products that qualify as “medical supplies” within the meaning of the general license provided by the Iranian Transactions and Sanctions Regulations set forth in the regulations promulgated by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury set forth at 31 C.F.R. § 560.530. CONMED has implemented certain controls and processes designed to ensure that the ultimate end-users for the products are those permitted under the OFAC general license, and that the sales and transactions with the Iranian distributor otherwise comply with the requirements of the OFAC regulations. The expected revenues and net profits associated with sales to the Iranian distributor are not expected to be material to CONMED’s results of operations.

CONMED does not believe that its activities to date, and does not expect that its activities in the future, will be subject to required disclosure under Section 13(r) of the Securities Exchange Act of 1934 (the “Exchange Act”), which, among other things, requires disclosure of transactions and activities knowingly entered into with the Government of Iran that do not benefit from an OFAC license and with certain designated parties. If, however, any activities in future periods are within the scope of the transactions and activities captured by Section 13(r) of the Exchange Act, CONMED will make the required disclosures and notices.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.2	44.7	46.1	47.1
Gross profit	54.8	55.3	53.9	52.9
Selling and administrative expense	42.8	42.6	45.0	41.7
Research and development expense	4.5	3.9	4.4	3.9
Income from operations	7.5	8.8	4.5	7.2
Other expense	—	—	0.5	—
Interest expense	2.1	0.9	2.0	0.8
Income before income taxes	5.4	7.9	2.0	6.4
Provision for income taxes	1.4	2.6	0.5	2.1
Net income	4.0%	5.3%	1.5%	4.3%
Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended				Nine Months Ended
			% Change				% Change

	2016	2015	As Reported	Constant Currency	2016	2015	As Reported	Constant Currency
Orthopedic surgery	$86.3	$89.4	-3.5%	-1.1%	$272.5	$284.8	-4.3%	-1.2%
General surgery	85.4	66.1	29.2%	30.6%	248.9	203.3	22.4%	23.9%
Surgical visualization	13.1	13.7	-4.3%	-3.0%	38.0	40.1	-5.0%	-2.7%
Net sales	$184.8	$169.2	9.2%	11.2%	$559.4	$528.2	5.9%	8.4%

Single-use products	$146.7	$134.9	8.7%	10.7%	$445.8	$420.4	6.0%	8.6%
Capital products	38.1	34.3	11.2%	13.2%	113.6	107.8	5.5%	8.0%
Net sales	$184.8	$169.2	9.2%	11.2%	$559.4	$528.2	5.9%	8.4%

Net sales increased in the three and nine months ended September 30, 2016 mainly due to the SurgiQuest acquisition. Excluding SurgiQuest, total sales decreased 1.0% to $167.5 million for the three months ended September 30, 2016 and 3.3% to $510.9 million in the nine months ended September 30, 2016 primarily due to the impact of unfavorable constant currency exchange rates. Sales of capital equipment increased 11.2% and 5.5% in the three and nine months ended September 30, 2016, respectively, driven by the SurgiQuest acquisition. Sales of single-use products increased 8.7% in the three months ended September 30, 2016 driven by the SurgiQuest acquisition and increases across our general surgery product line and 6.0% for the nine months ended September 30, 2016, driven by the SurgiQuest acquisition.

•
Orthopedic surgery sales decreased 3.5% and 4.3% in the three and nine months ended September 30, 2016, respectively, primarily due to the impact of unfavorable constant currency exchange rates and lower sales in our capital products.

•
General surgery sales increased 29.2% and 22.4% in the three and nine months ended September 30, 2016, respectively, mainly due to the SurgiQuest acquisition. Excluding SurgiQuest, general surgery sales increased 3.0% in the three months ended September 30, 2016 due primarily to higher sales in our endoscopic technologies and advanced surgical product offerings. Sales decreased 1.4% in the nine months ended September 30, 2016 due primarily to the impact of unfavorable foreign currency exchange rates.

•
Surgical visualization sales decreased 4.3% and 5.0%, in the three and nine months ended September 30, 2016, mainly due to the impact of unfavorable foreign currency exchange rates and lower video system sales.

Cost of Sales

Cost of sales increased to $83.6 million in the three months ended September 30, 2016 as compared to $75.6 million in the three months ended September 30, 2015. Cost of sales increased to $258.1 million in the nine months ended September 30, 2016 as compared to $248.8 million in the nine months ended September 30, 2015. Gross profit margins decreased 0.5 percentage points to 54.8% in the three months ended September 30, 2016 as compared to 55.3% in the three months ended September 30, 2015. The decrease in gross profit margins of 0.5 percentage points was mainly a result of the impact of unfavorable foreign currency exchange rates on sales (0.8 percentage points) and product mix (0.5 percentage points), offset by no charges in the three months ended September 30, 2016 related to the operational restructuring compared to the same period a year ago (0.8 percentage points). Gross profit margins increased 1.0 percentage point to 53.9% in the nine months ended September 30, 2016 as compared to 52.9% in the nine months ended September 30, 2015. The increase in gross profit margins of 1.0 percentage point in the nine months ended September 30, 2016 was mainly a result of the impact of favorable production variances (2.0 percentage points) and product mix (0.1 percentage points), offset by unfavorable foreign currency exchange rates on sales (1.1 percentage points).

Selling and Administrative Expense

Selling and administrative expense increased to $79.0 million in the three months ended September 30, 2016 as compared to $72.1 million in the three months ended September 30, 2015 and increased to $251.7 million in the nine months ended September 30, 2016 as compared to $220.4 million in the nine months ended September 30, 2015. Selling and administrative expense as a percentage of net sales increased to 42.8% in the three months ended September 30, 2016 as compared to 42.6% in the three months ended September 30, 2015 and increased to 45.0% in the nine months ended September 30, 2016 as compared to 41.7% in the nine months ended September 30, 2015. The factors affecting the $6.9 million and $31.3 million increase in selling and administrative expenses in the three and nine months ended September 30, 2016 compared to the same periods a year ago included (1) $3.3 million and $17.4 million in the three and nine months ended September 30, 2016, respectively, in investment banking fees, consulting fees, legal fees and integration related costs associated with the acquisition of SurgiQuest as further described in Note 3 and Note 11 to the consolidated condensed financial statements and (2) incremental on-going sales and marketing expenses primarily to support the SurgiQuest acquisition offset by (3) a $1.0 million and $5.7 million decrease in severance and other related costs in the three and nine months ended September 30, 2016, respectively, from the restructuring of certain of our sales, marketing and administrative functions and (4) a $1.9 million gain on the sale of our Centennial, Colorado facility during the three months ended September 30, 2016.

Research and Development Expense

Research and development expense increased to $8.4 million in the three months ended September 30, 2016 as compared to $6.7 million in the three months ended September 30, 2015 and increased to $24.6 million in the nine months ended September 30, 2016 as compared to $20.7 million in the nine months ended September 30, 2015. As a percentage of net sales, research and development expense increased 0.6 percentage points to 4.5% in the three months ended September 30, 2016 as compared to 3.9% in the three months ended September 30, 2015 and increased 0.5 percentage points to 4.4% in the nine months ended September 30, 2016 as compared to 3.9% in the nine months ended September 30, 2015 as we incurred higher project and regulatory related costs. During 2016, the Company is increasing its efforts on new product development and innovation.

Other Expense

Other expense in the nine months ended September 30, 2016 related to costs associated with our fifth amended and restated senior credit agreement entered into on January 4, 2016 as further described in Note 15 to consolidated condensed financial statements. These costs include a $2.7 million charge related to an agreement between the Company and JP Morgan Chase Bank, N.A. and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $3.9 million in the three months ended September 30, 2016 from $1.5 million in the three months ended September 30, 2015 and increased to $11.4 million in the nine months ended September 30, 2016 from $4.5 million in the nine months ended September 30, 2015 due to the additional borrowings and higher interest rates under the fifth amended and restated senior credit agreement as further described in Note 15 to the consolidated condensed financial statements.  The weighted average interest rates on our borrowings increased to 2.97% in the three months ended September 30, 2016 as compared to 2.25% in the three months ended September 30, 2015 and increased to 2.90% in the nine months ended September 30, 2016 from 2.20% in the nine months ended September 30, 2015.

Provision for Income Taxes

Income tax expense has been recorded at an effective tax rate of 26.5% for the three months ended September 30, 2016 compared to income tax expense recorded at an effective tax rate of 33.5% in the three months ended September 30, 2015. Income tax expense for the nine months ended September 30, 2016 has been recorded at an effective tax rate of 25.5% compared to the 32.9% effective tax rate recorded in the nine months ended September 30, 2015. The decrease in the effective tax rate was mainly due to a higher proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate, benefits recorded in the three and nine months ended September 30, 2016 in connection with the prior year tax return finalization process and benefits recorded during the three and nine months ended September 30, 2016 for the federal research credit, which was not legislatively enacted during the three and nine months ended September 30, 2015. These benefits were offset by tax expense related to nondeductible SurgiQuest acquisition costs recorded in the three and nine months ended September 30, 2016.

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

Operating cash flows

Our net working capital position was $256.5 million at September 30, 2016.  Net cash provided by operating activities was $24.6 million and $38.7 million in the nine months ended September 30, 2016 and 2015, respectively, generated on net income of $8.0 million and $22.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The decrease in cash flows from operating activities for the nine months ended September 30, 2016 compared to September 30, 2015 is mainly related to lower net income in the period due to costs associated with the SurgiQuest acquisition and related financing costs, as discussed above. In addition, other significant changes in working capital, principally related to the SurgiQuest acquisition, which impacted cash flow in the nine months ended September 30, 2016 included the following:

•	An increase in cash flows from accounts receivable reflects collections on accounts receivable acquired as a result of the SurgiQuest acquisition;

•
A decrease in cash flows from inventories reflects a build-up of inventories related to SurgiQuest finished goods and field inventories to support the acquisition integration and anticipated sales growth, and increases associated with anticipated new product launches;

•	A decrease in accounts payable as such liabilities acquired as a result of the SurgiQuest acquisition were paid during the nine months ended September 30, 2016;

•	A decrease in cash flows related to accrued compensation and benefits as such liabilities acquired as a result of the SurgiQuest acquisition were paid during the nine months ended September 30, 2016;

•
A decrease in cash flows caused by an increase in other assets due primarily to the recording of restricted cash in other assets in conjunction with the SurgiQuest acquisition; restricted cash will be paid out over the balance of 2016 and 2017 to former employees of SurgiQuest.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2016 consisted of a $256.5 million payment for the SurgiQuest acquisition and capital expenditures offset by $5.2 million in proceeds from the sale of our Centennial, Colorado facility. Payments related to a business acquisition in the nine months ended September 30, 2015 resulted in a $6.1 million use of cash. Capital expenditures were $10.4 million and $11.5 million in the nine months ended September 30, 2016 and 2015, respectively, and are expected to approximate $15.0 million in 2016.

Financing cash flows

Financing activities in the first nine months of 2016 provided cash of $191.4 million compared to a use of cash of $15.3 million in the same period a year ago. During 2016, we had borrowings of $175.0 million on our term loan and $61.7 million on our revolving line of credit under our amended and restated senior credit agreement compared to $21.0 million in borrowings in 2015. These sources were offset by payments related to the issuance of debt of $5.6 million in 2016 and $6.6 million in payments on our term loan under the amended and restated senior credit agreement.

As described in Note 15 to the consolidated condensed financial statements, on January 4, 2016, we entered into a fifth amended and restated senior credit agreement (the "amended and restated senior credit agreement") consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initial interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin (2.53% at September 30, 2016). The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00%.

There were $168.4 million in borrowings outstanding on the term loan as of September 30, 2016. There were $328.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2016. Our available borrowings on the revolving credit facility at September 30, 2016 were $192.2 million with approximately $4.8 million of the facility set aside for outstanding letters of credit.

The amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $4.5 million at September 30, 2016. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2016, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. We have not purchased any shares of common stock under the share repurchase program during 2016. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Restructuring

During 2016 and 2015, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is complete. We incurred $0.0 million and $1.3 million in costs associated with the operational restructuring during the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $5.2 million during the nine months ended September 30, 2016 and 2015, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges primarily related to inventory which were included in cost of sales in the nine months ended September 30, 2016.

During 2016 and 2015, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $0.4 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $4.1 million and $9.8 million for the nine months ended September 30, 2016 and 2015, respectively. These costs were charged to selling and administrative expense.

During the three and nine months ended September 30, 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million in selling and administrative expense.

We have recorded an accrual in current and other long term liabilities of $1.8 million at September 30, 2016 mainly related to severance associated with the restructuring.

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

During the nine months ended September 30, 2016, we had approximately $3.0 million in net savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs.

See Note 11 to the Consolidated Condensed Financial Statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of September 30, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$500,982	$10,145	$31,587	$459,250	$—
Purchase obligations	41,929	41,040	879	10	—
Operating lease obligations	24,905	5,967	11,622	4,255	3,061
Total contractual obligations	$567,816	$57,152	$44,088	$463,515	$3,061

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in our Annual Report on Form 10-K for the year-ended December 31, 2015 and Note 15 to the consolidated condensed financial statements).  The above table also does not include unrecognized tax benefits of approximately $1.0 million, the timing and certainty of recognition for which is not known (See Note 6 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2015).

New accounting pronouncements

See Note 14 to the Consolidated Condensed Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2016.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 and to Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	First Amendment to Fifth Amended and Restated Credit Agreement

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Luke A. Pomilio pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2016.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
October 28, 2016

Exhibit Index

Sequential Page
Exhibit		Number

10.1	First Amendment to Fifth Amended and Restated Credit Agreement	E-1

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-13

31.2	Certification of Luke A. Pomilio pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-14

32.1	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-15

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2016. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.