Form 10-K
period 2016-12-31
CONMED CORP
filed 2017-02-27
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☐      No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1,327,544,000 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 21, 2017 was 27,836,532.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement and any other informational filings for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2016

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970.  CONMED is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,300 employees distribute its products worldwide from several manufacturing locations.

We have historically used strategic business acquisitions, internal product development activities and exclusive distribution relationships to diversify our product offerings, increase our market share in certain product lines, realize economies of scale and take advantage of growth opportunities in the healthcare field.

We are committed to offering products with the highest standards of quality, technological excellence and customer service.  Substantially all of our facilities have attained certification under the ISO international quality standards and other domestic and international quality accreditations.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are accessible free of charge through the Investor Relations section of our website (http://www.conmed.com) as soon as practicable after such materials have been electronically filed with, or furnished to, the United States Securities and Exchange Commission (the "SEC"). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http:/www.sec.gov) containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Strategy

Our principal objectives are to improve the quality of surgical outcomes and patient care through the development of innovative medical devices, the refinement of existing products and the development of new technologies which reduce risk, trauma, cost and procedure time.  We believe that by meeting these objectives we will enhance our ability to anticipate and adapt to customer needs and market opportunities and provide shareholders with superior investment returns.  We intend to achieve future growth in revenues and earnings through the following initiatives:

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

•
Pursue Strategic Acquisitions.  We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. This includes the January 4, 2016 acquisition of SurgiQuest, Inc. ("SurgiQuest") as further described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements.

•
Realize Manufacturing and Operating Efficiencies.  We continually review our production systems for opportunities to reduce operating costs, consolidate product lines or identical process flows, reduce inventory requirements and optimize existing processes.  Our vertically integrated manufacturing facilities allow for further opportunities to reduce overhead and increase operating efficiencies and capacity utilization.

•
Geographic Diversification.  We believe that significant growth opportunities exist for our surgical products outside the United States.  Principal international markets for our products include Europe, Latin America, Canada and Asia/Pacific Rim.  Critical elements of our future sales growth in these markets include leveraging our existing relationships with international surgeons, hospitals, third-party payers and foreign distributors (including sub-distributors and sales agents), maintaining an appropriate presence in emerging market countries and continually evaluating our routes-to-market.

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2016	2015	2014
Orthopedic surgery	48%	54%	54%
General surgery	45	38	38
Surgical visualization	7	8	8
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$763,520	$719,168	$740,055

The increase in the percentage of net sales to General Surgery in 2016 is driven by the acquisition of SurgiQuest, Inc. on January 4, 2016 as further described in Note 2 to the consolidated financial statements.

Orthopedic Surgery

Our orthopedic surgery product offering includes sports medicine, powered surgical instruments, and sports biologics and tissue. These products are marketed under a number of brands, including Hall®, CONMED Linvatec®, Concept® and Shutt®.

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

Our powered instruments offering is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Our newest product is the Hall 50™ Powered Instrument System, specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the Hall 50™ Powered Instrument System allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy and some small bone procedures.  In powered instruments, our competition includes Stryker Corporation; Medtronic plc, (Midas Rex and Xomed divisions); Johnson & Johnson: DePuy Synthes, Inc.; MicroAire Surgical Instruments, LLC and Zimmer Holdings, Inc.

As more fully described in Note 5 to the consolidated financial statements, on January 3, 2012, the Company entered into the Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”) to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. Under the terms of this agreement, we are now the exclusive worldwide promoter of these allograft tissues, which includes the reconstruction and/or replacement of tendon, ligament, cartilage or menisci, along with the correction of deformities within the extremities.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical, endoscopic technologies, and critical care.

Our advanced surgical product offering includes an extensive line of electrosurgical generators, handpieces, smoke management systems and accessories. Our endomechanical instrumentation products offer a full line of instruments including trocars, suction irrigation devices, graspers, scissors and dissectors used in minimally invasive surgery. We offer a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies and other gynecologic laparoscopic procedures. Our competition includes Medtronic plc (formerly Covidien); Johnson & Johnson: Ethicon Endo-Surgery, Inc.; ERBE Elektromedizin GmbH; Megadyne and Applied Medical Resources Corporation.

On January 4, 2016, we acquired SurgiQuest for $265 million in cash (on a cash-free, debt-free basis). SurgiQuest developed, manufactured and marketed the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our general surgery offering.

Our endoscopic technologies offering includes a comprehensive line of minimally invasive diagnostic and therapeutic products used in conjunction with procedures which require flexible endoscopy. This offering includes mucosal management devices, forceps, scope management accessories, bronchoscopy devices, dilatation, stricture management devices, hemostasis, biliary devices and polypectomy. Our competition includes Boston Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus, Inc.; STERIS Corporation - U.S. Endoscopy and Cantel Medical- Medivators, Inc.

Our critical care offering includes a line of vital signs, cardiac monitoring and patient care products including ECG electrodes & accessories and cardiac defibrillation & pacing pads.  We also offer a complete line of suction instruments and tubing that are used throughout all areas of the hospital as well as in Ambulatory Surgery Centers and the emergency medical market. Finally, we offer a physician's office electrosurgical product mainly used by dermatologists. This offering's main competition includes Medtronic plc (formerly Covidien) and 3M Company.

Surgical Visualization

Our surgical visualization product line offers imaging systems for use in minimally invasive orthopedic and general surgery procedures including 2DHD and 3DHD vision technologies. Competition includes Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Olympus, Inc.; Richard Wolf and Karl Storz GmbH.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 30% of our total net sales in 2016.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2016, 2015 and 2014.

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

Manufacturing

Raw material costs constitute a substantial portion of our cost of production.  Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers.  We work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability.  As a consequence of supply chain best practices, new product development and acquisitions, we often form strategic partnerships with key suppliers. As a consequence of these supplier partnerships, components and raw materials may be sole sourced. Due to the strength of these suppliers and the variety of products we provide, we do not believe the risk of supplier interruption poses an overall material adverse effect on our financial and operational performance. We schedule production and maintain adequate levels of safety stock based on a number of factors, including experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels.  Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not considered material to an understanding of our business.

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $2.3 million, $2.3 million and $2.6 million in 2016, 2015 and 2014, respectively.

Amounts expended for Company research and development were approximately $32.3 million, $27.4 million and $27.8 million during 2016, 2015 and 2014, respectively. In 2016, the Company increased its efforts on new product development and innovation.

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

As noted above, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. Refer to Note 11 to the consolidated financial statements for further discussion.

Employees

As of December 31, 2016, we had approximately 3,300 full-time employees, including approximately 2,200 in operations, 160 in research and development and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

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

The results of our business are directly tied to the economic conditions in the healthcare industry and the broader economy as a whole.  We will continue to monitor and manage the impact of the overall economic environment on the Company, including proposals for broad reform of the existing United States corporate tax system, including provisions impacting companies that import goods from Mexico or export goods from the United States. These proposals are currently under evaluation by various legislative and administrative bodies. We cannot predict the overall impact that such proposals may have on our business model, financial condition or results of operations.

In addition, approximately 21% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in countries outside the Untied States.

A significant portion of our revenues are derived from international sales.  Approximately 48% of our total 2016 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 30% of our total net sales in 2016.  The remaining 18% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have implemented a hedging strategy involving foreign currency forward contracts for 2016, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2018. Our international presence exposes us to certain other inherent risks, including:

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;

•	trade barriers;

•	political risks, including political instability;

•	reliance on third parties to distribute our products;

•	hyperinflation in certain countries outside the United States; and

•	imposition or increase of investment and other restrictions by foreign governments.

We cannot assure you that such risks will not have a material adverse effect on our business and results of operations.

Our financial performance is subject to the risks inherent in our acquisition strategy, including the effects of increased borrowing and integration of newly acquired businesses or product lines.

A key element of our business strategy has been to expand through acquisitions and we may seek to pursue additional acquisitions in the future.  Our success is dependent in part upon our ability to integrate acquired companies or product lines into our existing operations.  We may not have sufficient management and other resources to accomplish the integration of our past and future acquisitions and implementing our acquisition strategy may strain our relationship with customers, suppliers, distributors, personnel or others.  There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms.  In addition, while we are generally entitled to customary indemnification from sellers of businesses for any difficulties that may have arisen prior to our acquisition of each business, acquisitions may involve exposure to unknown liabilities and the amount and time for claiming under these indemnification provisions is often limited.  As a result, our financial performance is now, and will continue to be, subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses. We incurred substantial additional debt in connection with the SurgiQuest acquisition, and we cannot ensure that we will be able to successfully advance SurgiQuest’s product lines or that risks related to the SurgiQuest acquisition will not negatively impact our financial performance.

Our financial performance may be adversely impacted by healthcare reform legislation.

Provisions of healthcare legislation, including provisions of the Patient Protection and Affordable Care Act ("ACA"), could meaningfully change the way health care is developed and delivered and may adversely affect our business and results of operations.   For example, the ACA includes provisions aimed at improving quality and decreasing costs of Medicare, governing comparative effectiveness research, and implementing an independent payment advisory board and pilot programs to evaluate alternative payment methodologies.  That legislation also included a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products, which has been delayed until 2018.  We also face uncertainties that might result in the modification or repeal of any provisions of the ACA, including as a result of current and future executive orders and legislative actions. The uncertainty associated with modifications or a repeal could generally cause healthcare markets to be unstable and we could be subject to some interruptions, the magnitude of which are impossible to determine, as healthcare providers, both facilities and medical professionals, who have benefited from the ACA determine the paths forward.

As a manufacturer of medical devices that interacts with physicians and health care providers domestically and internationally, we face risks under domestic and foreign regulations, including the Foreign Corrupt Practices Act.

Manufacturers of medical devices have been the subject of various investigations or enforcement actions relating to interactions with health care providers domestically or internationally. The interactions with domestic health care providers are subject to regulations, known as the Anti-Kickback Statute, the Stark Act and the False Claims Act, that generally govern incentives for health care providers, or methods of reimbursement funded in whole or in part by the government. Similarly, the Foreign Corrupt Practices Act (“FCPA”) prohibits certain conduct by manufacturers, generally described as bribery, with respect to interactions, either directly through foreign subsidiaries or indirectly through distributors, with health care providers who may be considered government officials because they are affiliated with public hospitals. The FCPA also imposes obligations on manufacturers listed on U.S. stock exchanges to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management’s authorization. The FCPA can pose unique challenges for manufacturers who operate in foreign cultures where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions, and because, in some cases, a United States manufacturer may face risks under the FCPA based on the conduct of third parties over whom the manufacturer may not have complete control.

In this regard, from time to time, the Company may receive an information request or subpoena from a government agency, such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. Alternatively, employees or private parties may provide us with reports of alleged misconduct. These information requests or subpoenas may or may not be routine inquiries, or may begin as informal or routine inquiries and over time develop into investigations or enforcement actions of various types under the FCPA or otherwise. Similarly, the employee and third party reports may prompt us to conduct internal investigations into the alleged misconduct. No inquiry that the Company currently faces or has faced to date, and no report of misconduct that the Company has received to date, has had a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that any pending inquiries will become investigations or enforcement actions, or the costs associated with responding to such inquiries, investigations, enforcement actions or investigations relating to reports of misconduct will not have a material adverse effect on our financial condition, results of operations or cash flows.

Failure to comply with regulatory requirements may result in recalls, fines or materially adverse implications.

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable international counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations.  We may have future inspections at our sites and there can be no assurance that the costs of responding to such inspections will not be material. Refer to Note 11 to the consolidated financial statements for further discussion.

Manufacturing and sales of our products outside the United States are also subject to international regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

•	fines or other enforcement actions;

•	recall or seizure of products;

•	total or partial suspension of production;

•	loss of certification;

•	withdrawal of existing product approvals or clearances;

•	refusal to approve or clear new applications or notices;

•	increased quality control costs; or

•	criminal prosecution.

Failure to comply with Quality System Regulations and applicable international regulations could result in a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2016, we had $499.1 million of debt outstanding, representing 45% of total capitalization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 to our consolidated financial statements.

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

A portion of our orthopedic revenues relate to our share of the service fees from the MTF allograft tissues for which we have exclusive promotion rights, as further described in our revenue recognition policy in Note 1 to the consolidated financial statements.  Our primary costs related to these revenues come from our commission expense and certain marketing costs.  Our ability to increase the service fees may be constrained by certain factors which are outside of our control, such as the limited supply of donors and donated tissue that meets the quality standards of MTF.  Similarly, under the terms of the Joint Development and Distribution Agreement (“JDDA”), MTF remains responsible for tissue procurement and processing, shipment of tissues and invoicing of service fees to customers. To the extent MTF’s performance does not meet customer expectations or otherwise fails, CONMED may be unable to increase the allograft service fees or to find a suitable replacement for MTF on terms that are acceptable.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2017 through 2038 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Chihuahua, Mexico	207,720	Lease	September 2019
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	45,531	Lease	June 2024
Milford, CT	40,542	Lease	November 2020
Mississauga, Canada	22,378	Lease	December 2018
Westborough, MA	19,515	Lease	June 2020
Frenchs Forest, Australia	16,912	Lease	July 2020
Seoul, Korea	15,585	Lease	January 2020
Anaheim, CA	14,037	Lease	August 2018
Frankfurt, Germany	13,606	Lease	March 2023
Milan, Italy	13,024	Lease	March 2023
Barcelona, Spain	12,820	Lease	December 2023
Swindon, Wiltshire, UK	8,562	Lease	December 2020
Greenwood Village, CO	8,541	Lease	January 2020
Askim, Sweden	8,353	Lease	May 2019
Lyon, France	7,438	Lease	December 2026
Beijing, China	6,799	Lease	June 2017
Copenhagen, Denmark	5,899	Lease	October 2018
New York, NY	3,473	Lease	September 2022
Beijing, China	3,456	Lease	September 2019
Warsaw, Poland	3,222	Lease	February 2018
Espoo, Finland	3,078	Lease	Open Ended
Shanghai, China	2,269	Lease	February 2018
Innsbruck, Austria	1,820	Lease	June 2020

Our principal manufacturing facilities are located in Utica, NY, Largo, FL, Anaheim, CA and Chihuahua, Mexico. Lithia Springs, GA and Brussels, Belgium are our principal distribution centers. The remaining facilities are sales and administrative offices with certain offices also including smaller distribution centers.

Item 3.  Legal Proceedings

We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters that are more fully described in Note 11 to the consolidated financial statements. We are not a party to any pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the NASDAQ Stock Market under the symbol “CNMD”. At January 31, 2017, there were 597 registered holders of our common stock and approximately 5,353 accounts held in “street name”.

The following table sets forth quarterly high and low closing sales prices for the years ended December 31, 2016 and 2015, as reported by the NASDAQ Stock Market.

	2016
Period	High	Low
First Quarter	$42.61	$36.16
Second Quarter	47.73	38.97
Third Quarter	50.00	38.48
Fourth Quarter	46.45	37.75

	2015
Period	High	Low
First Quarter	$51.88	$44.90
Second Quarter	59.11	48.29
Third Quarter	60.19	47.09
Fourth Quarter	49.99	38.34

Our Board of Directors has authorized a share repurchase program; see Note 8 to the consolidated financial statements.

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2016 was paid on January 5, 2017 to shareholders of record as of December 15, 2016. The total dividend payable at December 31, 2016 was $5.6 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

Refer to Item 12 for information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance.

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Consolidated Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statements of Operations Data (1):
Net sales	$763,520	$719,168	$740,055	$762,704	$767,140
Cost of sales (2)	355,190	337,466	335,998	350,287	361,297
Gross profit	408,330	381,702	404,057	412,417	405,843
Selling and administrative expense (3)	338,400	303,091	323,492	330,078	312,419
Research and development expense	32,254	27,436	27,779	25,831	28,214
Income from operations	37,676	51,175	52,786	56,508	65,210
Other expense (4)	2,942	—	—	263	—
Interest expense	15,359	6,031	6,111	5,613	5,730
Income before income taxes	19,375	45,144	46,675	50,632	59,480
Provision for income taxes	4,711	14,646	14,483	14,693	18,999
Net income	$14,664	$30,498	$32,192	$35,939	$40,481

Per Share Data:
Basic earnings per share	$0.53	$1.10	$1.17	$1.30	$1.43

Diluted earnings per share	$0.52	$1.09	$1.16	$1.28	$1.41

Dividends per share of common stock	$0.80	$0.80	$0.80	$0.65	$0.60

Weighted Average Number of Common Shares In Calculating:
Basic earnings per share	27,804	27,653	27,401	27,722	28,301
Diluted earnings per share	27,964	27,858	27,769	28,114	28,653

Other Financial Data:
Depreciation and amortization	$55,309	$43,879	$45,734	$47,867	$46,616
Capital expenditures	14,753	15,009	15,411	18,445	21,532

Balance Sheet Data (at period end):
Cash and cash equivalents	$27,428	$72,504	$66,332	$54,443	$23,720
Total assets(5)	1,328,983	1,101,700	1,086,703	1,079,881	1,068,620
Long-term obligations(5)	634,455	396,909	389,449	362,336	336,408
Total shareholders’ equity	580,576	585,073	581,298	606,319	606,998

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. Refer to Note 2 to the consolidated financial statements.

(2)
In 2016, 2015, 2014, 2013 and 2012, we incurred charges related to the restructuring of certain of our manufacturing operations of $3.1 million, $8.0 million, $5.6 million, $6.5 million and $7.1 million, respectively; in 2016 and 2013 we incurred charges of $4.5 million and $2.1 million, respectively, related to the termination of a product offering.  See additional discussion in Note 12 to the consolidated financial statements.

(3)	Acquisition, restructuring and other expense included in selling and administrative costs are the following:

	2016	2015	2014	2013	2012

Restructuring costs	$6,873	$13,655	$3,354	$8,750	$6,497
Business and asset acquisition costs	20,599	2,543	722	—	1,898
Gain on sale of facility	(1,890)	—	—	—	—
Management restructuring costs	—	—	12,546	—	—
Shareholder activism costs	—	—	3,966	—	—
Patent dispute and other matters	—	—	3,374	3,206	1,555
Pension settlement expense	—	—	—	1,443	—
Acquisition, restructuring and other expense included in selling and administrative expense	$25,582	$16,198	$23,962	$13,399	$9,950

See additional discussion in Notes 2 and 12 to the consolidated financial statements.

(4)
During 2016, we incurred a $2.7 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement as further described in Note 6 to the consolidated financial statements. In 2013, we recorded a $0.3 million charge related to a loss on the early extinguishment of debt.

(5)
In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes". This ASU requires all deferred income tax assets and liabilities be presented as non-current in classified balance sheets. We adopted this guidance as of January 1, 2016 and applied retrospectively.

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

	2016	2015	2014
Orthopedic surgery	48%	54%	54%
General surgery	45	38	38
Surgical visualization	7	8	8
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 79% of our revenues derived from the sale of disposable products.  Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 48%, 50% and 51% in 2016, 2015 and 2014, respectively.

Business Environment

On January 4, 2016, we acquired SurgiQuest, Inc. ("SurgiQuest") for $265 million in cash (on a cash-free, debt-free basis). SurgiQuest develops, manufactures and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current general surgery offering. Refer to Note 2 to the consolidated financial statements for further details on this acquisition.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. We have successfully executed our restructuring plans over the past few years, however, we cannot be certain future activities will be completed in the estimated time period or that planned cost savings will be achieved.

Our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. As discussed in Note 11 to the consolidated financial statements, on August 1, 2016, we were notified by the FDA that our then outstanding warning letter was closed.

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

•
We recognize revenues related to the promotion and marketing of sports medicine allograft tissue in accordance with the contractual terms of our agreement with Musculoskeletal Transplant Foundation (“MTF”) on a net basis as our role is limited to that of an agent earning a commission or fee. MTF records revenue when the tissue is shipped to the customer. Our services are completed at this time and net revenues for the “Service Fee” for our promotional and marketing efforts are then recognized based on a percentage of the net amounts billed by MTF to its customers. The timing of revenue recognition is determined through review of the net billings made by MTF each month. Our net commission Service Fee is based on the contractual terms of our agreement and is currently 50%. This percentage can vary over the term of the agreement but is contractually determinable. Our Service Fee revenues are recorded net of amortization of the acquired assets, which are being amortized over the expected useful life of 25 years.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.4 million, $12.6 million and $13.6 million for 2016, 2015 and 2014, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $2.0 million at December 31, 2016 is adequate to provide for probable losses resulting from accounts receivable.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have goodwill of $397.7 million and other intangible assets of $419.5 million as of December 31, 2016.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. During 2016, we completed our goodwill impairment testing with data as of October 1, 2016. We performed a Step 1 impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value.

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

Customer relationship assets arose as a result of the 1997 acquisition of Linvatec Corporation.  The acquisition date valuation indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets.  During 2016, we acquired SurgiQuest, Inc. and recorded customer and distributor relationships with an average useful life of 22 years. Customer and distributor relationship intangible assets arising as a result of business acquisitions other than Linvatec are being amortized over a weighted average life of 21 years.  The weighted average life for customer and distributor relationship assets in aggregate is 29 years.

We evaluate the remaining useful life of our customer and distributor relationship intangible assets each reporting period in order to determine whether events and circumstances warrant a revision to the remaining period of amortization.  In order to further evaluate the remaining useful life of our customer and distributor relationship intangible assets, we perform an analysis and assessment of actual customer attrition and activity as events and circumstances warrant.

We test our customer and distributor relationship assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors specific to our customer and distributor relationship assets which might lead to an impairment charge include a significant increase in the annual customer attrition rate or otherwise significant loss of customers, significant decreases in sales or current-period operating or cash flow losses or a projection or forecast of losses. We do not believe that there have been events or changes in circumstances which would indicate the carrying amount of our customer relationship assets might not be recoverable.

Our developed technology asset arose as a result of the SurgiQuest, Inc. acquisition. This asset is amortized over a weighted average useful life of 17 years. We test for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Trademarks and tradenames intangible assets are not amortized. The Company assesses the impairment of indefinite-lived intangibles annually as of October 1, 2016 and whenever an event or circumstances change that would indicate that the carrying amount may be impaired.  We performed a qualitative assessment, and based upon our assessment, we believe the fair value continues to exceed carrying value.

For all other indefinite-lived intangible assets, we perform a qualitative impairment test. Based upon this assessment, we have determined that it is unlikely that our indefinite-lived intangible assets are impaired.

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

The weighted-average discount rate used to measure pension liabilities at December 31, 2016 and the estimated 2017 pension expense is set by reference to the Mercer Above Mean Yield Curve. We changed to this curve at the end of 2015 as we believe it provides a better representation of the yields on bonds if we were to settle the liabilities than the prior use of the Citigroup Pension Liability Index. The 2015 pension expense was set by reference to the Citigroup Pension Liability Index. When setting the discount rate, we consider the individual characteristics of the plan, such as projected cash flow patterns.  The effective rates used in determining the December 31, 2016 and 2015 pension liabilities were 4.28% and 4.54%, respectively. Effective rates of 4.54% and 3.81% were used for determining the pension liabilities that are the basis for the 2016 and 2015 pension expense, respectively. As further discussed in Note 10 to the consolidated financial statements, for 2016 we changed the method used to estimate the interest cost component of the pension expense to the spot rate approach resulting in an effective rate of interest equal to 3.77% for 2016. The rate used in determining 2017 estimated pension expense is 4.28% for the benefit obligation and 3.49% for the effective interest rate on the benefit obligation.

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

Pension expense in 2017 is expected to be $1.2 million. Pension expense was $0.9 million in 2016.  In addition, we do not expect to make any contributions to the pension plan for the 2017 plan year.

In performing a sensitivity analysis on our pension plan expense, we do not believe a 0.25% increase or decrease in discount rate or investment return would have a material impact on our pension expense.

See Note 10 to the consolidated financial statements for further discussion.

Stock-based Compensation

All share-based payments to employees, including stock options, grants of restricted stock units, performance share units and stock appreciation rights are recognized in the financial statements based at their fair values.  Compensation expense is generally recognized using a straight-line method over the vesting period. Compensation expense for performance share units is recognized using the graded vesting method.

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $72.4 million at December 31, 2016.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.5	46.9	45.4
Gross profit	53.5	53.1	54.6
Selling and administrative expense	44.3	42.1	43.7
Research and development expense	4.2	3.8	3.8
Income from operations	5.0	7.1	7.1
Other expense	0.4	—	—
Interest expense	2.0	0.8	0.8
Income before income taxes	2.6	6.3	6.3
Provision for income taxes	0.6	2.0	2.0
Net income	2.0%	4.3%	4.3%

Net Sales

Net sales increased 6.2% to $763.5 million in 2016 after a decrease in sales of 2.8% in 2015 to $719.2 million from $740.1 million in 2014. The increase in 2016 is mainly due to the SurgiQuest acquisition. Excluding SurgiQuest, sales decreased 3.3% in 2016. In local currency, excluding the effects of the hedging program, sales increased 8.6% in 2016.  Sales of capital equipment increased 3.8% to $157.7 million in 2016, while sales of single-use products increased 6.8% to $605.8 million in 2016.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 6.1% in 2016 and single-use products increased 9.3% in 2016. The decrease in 2015 sales compared to the same period a year ago occurred across all product lines. In local currency, excluding the effects of the hedging program, sales increased 0.3% in 2015.  Sales of capital equipment increased 3.8% to $151.9 million in 2015, while sales of single-use products decreased 4.5% to $567.3 million in 2015.  In local currency, excluding the effects of the hedging program, sales of capital equipment increased 7.1% in 2015 while single-use products decreased 1.3% in 2015.

•
Orthopedic surgery sales decreased 4.7% in 2016 to $370.5 million after a decrease of 3.4% in 2015 to $389.0 million from $402.8 million in 2014. In 2016, the decrease was mainly due to the unfavorable impact of foreign exchange, lower sales in our capital products and resection product offering offset by increases in our procedure specific product offering. In 2015, the decrease was mainly due to lower sales in our procedure specific and resection product offerings as well as our powered instrument burs and blades offset by increases in our powered instrument handpieces. In local currency, excluding the effects of the hedging program, sales decreased 1.7% in 2016 after an increase of 0.7% in 2015.

•
General surgery sales increased 24.5% in 2016 to $341.4 million after a decrease of 1.8% in 2015 to $274.2 million from $279.4 million in 2014. The increase in 2016 is mainly due to the SurgiQuest acquisition. Excluding SurgiQuest, general surgery sales decreased 0.4% due primarily to lower sales in our advanced surgical capital equipment products offset by higher sales in our endoscopic technologies product offering. In local currency, excluding the effects of the hedging program, sales increased 26.0% in 2016 after a 0.1% decrease in 2015.

•
Surgical visualization sales decreased 7.8% in 2016 to $51.6 million after a decrease of 3.3% to $56.0 million in 2015 from $57.9 million in 2014. In 2016, the decrease is due to lower video system sales. The decrease in 2015 resulted from the discontinuation of an OEM video product line during 2015 offset by the increase in video system sales of our new IM8000 2DHD camera system. In local currency, excluding the effects of the hedging program, sales decreased 5.9% in 2016 and 0.1% in 2015.

Cost of Sales

Cost of sales was $355.2 million in 2016, $337.5 million in 2015 and $336.0 million in 2014.  Gross profit margins were 53.5% in 2016, 53.1% in 2015 and 54.6% in 2014.  The increase in gross profit margins of 0.4 percentage points in 2016 was mainly a result of the impact of favorable production variances (1.2 percentage points) and product mix (0.3 percentage points), offset by unfavorable foreign currency exchange rates on sales (1.1 percentage points). The decrease of 1.5 percentage points in 2015 is a result of the impact of unfavorable foreign currency exchange rates on sales (1.5 percentage points) and higher costs associated with the operational restructuring (0.4 percentage points) offset by favorable production variances (0.3 percentage points) and product mix (0.1 percentage points).

Selling and Administrative Expense

Selling and administrative expense was $338.4 million in 2016, $303.1 million in 2015 and $323.5 million in 2014. Selling and administrative expense as a percentage of net sales were 44.3% in 2016, 42.1% in 2015 and 43.7% in 2014.  The factors affecting the $35.3 million increase in 2016 compared to 2015 included $20.6 million in 2016 in investment banking fees, consulting fees and legal fees associated with the acquisition as well as the Lexion case as further described in Note 11 to the consolidated financial statements, costs associated with expensing of unvested options acquired and integration related costs associated with the acquisition of SurgiQuest as further described in Notes 2 and 12 to the consolidated financial statements and incremental on-going sales and marketing expenses primarily to support the AirSeal® products. These increases were offset by a $6.8 million decrease in severance and other related costs in 2016 from the restructuring of certain of our sales, marketing and administrative functions and a $1.9 million gain on the sale of our Centennial, Colorado facility.

The factors affecting the $20.4 million decrease in 2015 compared to 2014 included (1) $12.5 million in executive management restructuring costs in 2014 (2) $4.0 million in shareholder activism related charges in 2014 and (3) $3.4 million in legal fees associated with a patent infringement claim that we settled in the first quarter of 2014 as well as costs associated with a legal matter in which we prevailed at trial in the second quarter of 2014 as further described in Note 12 to the consolidated financial statements (4) lower medical device tax and (5) lower benefit costs offset by higher restructuring costs as also further described in Note 12 to the consolidated financial statements.

Research and Development Expense

Research and development expense was $32.3 million, $27.4 million and $27.8 million in 2016, 2015 and 2014, respectively.  As a percentage of net sales, research and development expense increased to 4.2% in 2016, compared to 3.8% in 2015 and 2014. The increase of 0.4 percentage points in 2016 is due to higher project and registration related costs as the Company increased its efforts on new product development and innovation.

Other Expense

Other expense in 2016 related to costs associated with our fifth amended and restated senior credit agreement entered into on January 4, 2016 as further described in Note 6 to the consolidated financial statements. These costs include a $2.7 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense was $15.4 million in 2016 compared to $6.0 million in 2015 and $6.1 million in 2014.  Interest expense increased in 2016 compared to 2015 due to the additional borrowings and higher interest rates under the fifth amended and restated senior credit agreement as further described in Note 6 to the consolidated financial statements. Interest expense remained flat in 2015 compared to 2014 as higher weighted average borrowings were offset by lower interest rates. The weighted average interest rates on our borrowings were 2.93% in 2016 increasing from 2.23% in 2015 and 2.40% in 2014.

Provision for Income Taxes

A provision for income taxes was recorded at an effective rate of 24.3%, 32.4% and 31.0% in 2016, 2015 and 2014, respectively, as compared to the Federal statutory rate of 35.0%. The effective tax rate in 2016 is lower than that recorded in 2015 due to a higher proportion of earnings in foreign jurisdictions where the tax rates are lower than the statutory federal rate and benefits recorded in 2016 in connection with the prior year tax return finalization process. These benefits were offset by tax expense related to nondeductible SurgiQuest acquisition costs recorded in 2016. The effective tax rate in 2015 is higher than that recorded in 2014 due to the domestic impact, net of foreign tax credits, associated with the repatriation of foreign earnings to the United States, which increased tax expense by $1.1 million in the fourth quarter of 2015. Additionally, the 2015 rate increased compared to 2014 as a result of lower foreign tax benefits resulting from the change in the governmental rate upon which European permanent deductions are calculated and due to benefits recorded in 2014 related to settlements with taxing authorities.  These items are offset by decreases resulting from domestic manufacturing benefits and lower state tax expense as a result of a New York State legislative change recorded in 2014. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the fifth amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the fifth amended and restated senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our fifth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

We had total cash on hand at December 31, 2016 of $27.4 million, of which approximately $25.7 million was held by our foreign subsidiaries outside the United States with unremitted earnings. We have not repatriated, nor do we anticipate the need to repatriate, permanently reinvested earnings to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business or associated with our domestic debt service requirements.  During the fourth quarter of 2015, we redeployed cash from certain non-U.S. subsidiaries for U.S. debt reduction of $33.0 million which included $9.3 million of 2015 foreign earnings not previously permanently reinvested and a $23.7 million return of accumulated foreign basis. We recorded a tax charge of $1.1 million and increased foreign borrowings under our revolving credit facility by $33.0 million related to this cash redeployment.  It is our intention to permanently reinvest the remaining amount of unremitted earnings. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts.

Operating Cash Flows

Our net working capital position was $216.6 million at December 31, 2016.  Net cash provided by operating activities was $38.2 million in 2016, $48.1 million in 2015 and $65.2 million in 2014 generated on net income of $14.7 million in 2016, $30.5 million in 2015 and $32.2 million in 2014.

The decrease in cash provided by operating activities from 2016 to 2015 is mainly related to lower net income due to costs associated with the SurgiQuest acquisition and related financing costs, as discussed above. In addition, other significant changes in working capital, principally related to the SurgiQuest acquisition, which impacted cash flow in 2016 included the following:

•
A decrease in cash flows from accounts receivable reflects a $13 million increase in sales in the fourth quarter of 2016 compared to the same period a year ago offset by collections on accounts receivable acquired as a result of the SurgiQuest acquisition;

•	A decrease in cash flows from other assets caused primarily by an increase in field inventories to support the SurgiQuest acquisition integration and anticipated sales growth; and

•
A decrease in cash flows from other liabilities as we had a higher level of accrued expenses at the beginning of the year due to the SurgiQuest acquisition that was later paid during 2016 as well as payments related to our restructuring.

The decrease in cash provided by operating activities in 2015 compared to 2014 is mainly related to inventory being higher as of December 31, 2015 compared to the year ended December 31, 2014 as we built additional inventory due to consolidating the Centennial, Colorado manufacturing facility into other manufacturing facilities, lower than anticipated video sales in the fourth quarter and higher levels of field inventory (included in other assets) to support our salesforce. In addition, we had higher payments related to our operational and administrative restructuring during 2015 compared to 2014.

Investing Cash Flows

Net cash used in investing activities increased to $266.0 million in 2016 compared to $24.4 million in 2015 primarily due to the $256.5 million payment for the SurgiQuest acquisition compared to $9.4 million in payments related to acquiring businesses, assets and a distributor in 2015. The increase was offset by $5.2 million in proceeds from the sale of our Centennial, Colorado facility during 2016.

Net cash used in investing activities increased to $24.4 million in 2015 compared to $20.7 million in 2014 primarily due to payments related to acquiring businesses, assets and a distributor of $9.4 million in 2015 compared to payments of $5.0 million for the purchase of a business in 2014.

Capital expenditures were $14.8 million, $15.0 million and $15.4 million in 2016, 2015 and 2014, respectively.  Capital expenditures are expected to be in the $15.0 million to $20.0 million range for 2017.

Financing Cash Flows

Financing activities in 2016 provided cash of $184.2 million compared to a use of cash of $9.8 million in 2015 and $26.4 million in 2014. Below is a summary of the significant financing activities:

•
During 2016, we had borrowings of $175.0 million on our term loan of which $8.8 million was repaid in accordance with the agreement, as further described below. During 2016, we had net borrowings on our revolving line of credit of $62.7 million compared to $30.7 million in 2015 and $27.0 million in 2014.

•	Dividend payments remained consistent at $22.2 million, $22.1 million and $22.0 million in 2016, 2015 and 2014, respectively.

•	In 2016, 2015 and 2014, we paid $16.7 million associated with the distribution and development agreement with Musculoskeletal Transplant Foundation. These payments are now complete.

•	Debt issuance costs were $5.6 million and $1.5 million in 2016 and 2015, respectively, in conjunction with our fifth and fourth amended and restated credit agreements, respectively.

•	Finally, during 2014, we repurchased common stock totaling $16.9 million.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initial interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin (2.77% at December 31, 2016). The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00%.

There were $166.3 million in borrowings outstanding on the term loan as of December 31, 2016. There were $329.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2016. Our available borrowings on the revolving credit facility at December 31, 2016 were $191.2 million with approximately $4.8 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The fifth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $3.9 million at December 31, 2016.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2016, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We did not purchase any shares of common stock under the share repurchase program during 2016.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

During 2016, 2015 and 2014, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is complete. During 2014, we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $3.1 million, $8.0 million, and $5.6 million in costs associated with operational restructuring during the years ending December 31, 2016, 2015 and 2014, respectively. These costs were charged to cost of goods sold and include severance and other charges associated with the consolidation of our Finland, Westborough, Massachusetts and Centennial, Colorado operations.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges primarily related to inventory and fixed assets which were included in cost of sales.

During 2016, 2015 and 2014, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $6.9 million, $13.7 million, and $3.4 million. These costs were charged to selling and administrative expense.

During 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million in selling and administrative expense.

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

We have recorded an accrual in current and other long-term liabilities of $2.6 million at December 31, 2016 mainly related to severance associated with these restructurings.

During recent years we had a number of initiatives to consolidate manufacturing facilities and restructure our sales and administrative functions. Although much of this is complete, we will continue to review our operations and sales and administrative functions to reduce costs and headcount, as necessary. Such cost reductions will result in additional charges, including employee termination costs and other exit costs that will be charged to cost of sales and selling and administrative expense, as applicable.

During the year ended December 31, 2016, we had approximately $4.0 million in net savings in cost of sales from the Centennial consolidation principally as a result of lower employee costs.

Refer to Note 12 to the consolidated financial statements for further discussions regarding restructuring.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2016.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  There were no capital lease obligations as of December 31, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$499,112	$10,202	$33,035	$455,875	$—
Purchase obligations	40,357	39,536	821	—	—
Operating lease obligations	23,784	6,170	11,579	3,530	2,505
Total contractual obligations	$563,253	$55,908	$45,435	$459,405	$2,505

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 6 to the consolidated financial statements).  The above table also does not include unrecognized tax benefits of approximately $0.6 million, the timing and certainty of recognition for which is not known (See Note 7 to the consolidated financial statements).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 8 to the consolidated financial statements). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $8.4 million, $7.5 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Matters

As of September 8, 2016, our credit facility was amended to allow us to seek to sell products to certain customers in Iran in compliance with applicable laws and regulations and subject to certain terms and conditions, including pre-approval by us and our lenders of the identity of any distributor and prior review of each of the end-customers. On September 13, 2016, we entered into a distribution agreement with a third-party distributor in Iran. We sold to this customer during 2016 and expect and intend that there will be sales prospectively. We intend to limit sales into Iran to products that qualify as “medical supplies” within the meaning of the general license provided by the Iranian Transactions and Sanctions Regulations set forth in the regulations promulgated by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury set forth at 31 C.F.R. § 560.530. We have implemented certain controls and processes designed to ensure that the ultimate end-users for the products are those permitted under the OFAC general license, and that the sales and transactions with the Iranian distributor otherwise comply with the requirements of the OFAC regulations. The expected revenues and net profits associated with sales to the Iranian distributor are not expected to be material to our results of operations.

We do not believe that our activities to date, and do not expect that our activities in the future, will be subject to required disclosure under Section 13(r) of the Securities Exchange Act of 1934 (the “Exchange Act”), which, among other things, requires disclosure of transactions and activities knowingly entered into with the Government of Iran that do not benefit from an OFAC license and with certain designated parties. If, however, any activities in future periods are within the scope of the transactions and activities captured by Section 13(r) of the Exchange Act, we will make the required disclosures and notices.

New Accounting Pronouncements

See Note 15 to the consolidated financial statements for a discussion of new accounting pronouncements.

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

Foreign currency risk

Approximately 48% of our total 2016 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 30% of our total net sales in 2016.  The remaining 18% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2016, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $17 million and income before income taxes to decrease by approximately $12 million, compared to sales and income before income taxes in 2015.

We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2016 which have been accounted for as cash flow hedges totaled $108.1 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $1.2 million, $10.4 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.5 million at December 31, 2016.  It is expected these unrealized gains will be recognized in the consolidated statement of comprehensive income in 2017 and 2018.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31, 2016 which have not been designated as hedges totaled $18.4 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million, $0.4 million and -$0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, offsetting losses on our intercompany receivables of -$0.1 million, -$0.8 million and -$0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the net fair value for forward foreign exchange contracts outstanding at December 31, 2016 was $2.4 million and is included in prepaids and other current assets in the consolidated balance sheet.

Refer to Note 14 in the consolidated financial statements for further discussion.

Interest rate risk

At December 31, 2016, we had approximately $495.3 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2017 than they did in 2016, interest expense would increase, and income before income taxes would decrease by $5.0 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2017 than they did in 2016, our interest expense would decrease, and income before income taxes would increase by $5.0 million.

Item 8.  Financial Statements and Supplementary Data

Our 2016 Financial Statements are included in this Form 10-K beginning on page 39 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Ethics Disclosure” and "Meetings of Board of Directors and Committees, Leadership Structure and Risk Oversight” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2017.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,516,376	$42.16	1,514,719
Equity compensation plans not approved by security holders	—	—	—
Total	1,516,376	$42.16	1,514,719

The number of securities included in column (a) above consists of outstanding stock options, share appreciation rights (“SARs”) and performance share units, however the weighted-average exercise price in column (b) is for stock options and SARs only.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Nominees for the Board of Directors” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 13, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	39

	Report of Independent Registered Public Accounting Firm	40

	Consolidated Balance Sheets at December 31, 2016 and 2015	41

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	42

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014	43

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	45

	Notes to Consolidated Financial Statements	47

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	75

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 36 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Curt R. Hartman
Curt R. Hartman
(President and Chief
Executive Officer)

Date:
February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. TRYNISKI	Chairman of the Board
Mark E. Tryniski	of Directors	February 27, 2017

/s/ CURT R. HARTMAN	President, Chief Executive
Curt R. Hartman	Officer and Director	February 27, 2017

/s/ LUKE A. POMILIO	Executive Vice President-Finance
Luke A. Pomilio	and Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 27, 2017

/s/ DAVID BRONSON
David Bronson	Director	February 27, 2017

/s/ BRIAN CONCANNON
Brian Concannon	Director	February 27, 2017

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 27, 2017

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Director	February 27, 2017

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 27, 2017

/s/ DIRK M. KUYPER
Dirk M. Kuyper	Director	February 27, 2017

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 27, 2017

/s/ JOHN WORKMAN
John Workman	Director	February 27, 2017

Exhibit Index

Exhibit No.		Description

3.1	-
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

4.7	-
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

10.8	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.9	-	Amended and Restated 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 23, 2015).

10.10	-	Amended and Restated 2016 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 28, 2016).

10.11	-
Fifth Amended and Restated Credit Agreement, dated January 4, 2016, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

10.12	-
First Amendment to the Fifth Amended and Restated Credit Agreement, dated January 4, 2016, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 28, 2016).

10.13	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.14+	-
Employment Agreement between the Company and Patrick Beyer, dated December 9, 2014 (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.15+	-
Separation Agreement, by and between CONMED Corporation and Joseph J. Corasanti, dated July 22, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2014).

10.16+	-
Retirement Agreement, by and between CONMED Corporation and Robert D. Shallish, Jr., dated December 9, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2014).

10.17	-
Agreement and Plan of Merger, dated November 15, 2015, by and among CONMED Corporation, Nemo Acquisition Sub, Inc., SurgiQuest, Inc. and Shareholder Representative Services LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2015).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.conmed.com/conmed_investor_template.php

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Luke A. Pomilio. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	-
The following materials from CONMED Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, (ii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2016 (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2016, (v) Notes to the Consolidated Financial Statements for the year ended December 31, 2016 and (vi) Schedule II - Valuation and Qualifying Accounts. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	*	Filed herewith
	+	Management contract or compensatory plan or arrangement

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2016.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
President and
Chief Executive Officer

/s/  Luke A. Pomilio
Luke A. Pomilio
Executive Vice President-Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CONMED Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in 2016.

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

 /s/ PricewaterhouseCoopers LLP
Rochester, New York
February 27, 2017

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands except share and per share amounts)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,428	$72,504
Accounts receivable, less allowance for doubtful
accounts of $2,031 in 2016 and $1,336 in 2015	148,244	133,863
Inventories	135,869	133,361
Prepaid expenses and other current assets	18,971	20,076
Total current assets	330,512	359,804
Property, plant and equipment, net	122,029	125,452
Deferred income taxes	3,712	4,238
Goodwill	397,664	260,651
Other intangible assets, net	419,549	308,171
Other assets	55,517	43,384
Total assets	$1,328,983	$1,101,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,202	$1,339
Accounts payable	41,647	34,720
Accrued compensation and benefits	32,036	31,823
Other current liabilities	30,067	51,836
Total current liabilities	113,952	119,718

Long-term debt	488,288	269,471
Deferred income taxes	119,143	103,379
Other long-term liabilities	27,024	24,059
Total liabilities	748,407	516,627

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2016 and 2015, respectively	313	313
Paid-in capital	329,276	324,915
Retained earnings	406,932	414,506
Accumulated other comprehensive loss	(58,526)	(53,894)
Less: Treasury stock, at cost;
3,471,121 and 3,590,409 shares in
2016 and 2015, respectively	(97,419)	(100,767)
Total shareholders' equity	580,576	585,073
Total liabilities and shareholders' equity	$1,328,983	$1,101,700
The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015 and 2014
(In thousands except per share amounts)

	2016	2015	2014
Net sales	$763,520	$719,168	$740,055
Cost of sales	355,190	337,466	335,998

Gross profit	408,330	381,702	404,057

Selling and administrative expense	338,400	303,091	323,492
Research and development expense	32,254	27,436	27,779
Operating expenses	370,654	330,527	351,271

Income from operations	37,676	51,175	52,786
Other expense	2,942	—	—
Interest expense	15,359	6,031	6,111

Income before income taxes	19,375	45,144	46,675

Provision for income taxes	4,711	14,646	14,483

Net income	$14,664	$30,498	$32,192

Per share data:

Basic	$0.53	$1.10	$1.17
Diluted	$0.52	$1.09	$1.16

Dividends per share of common stock	$0.80	$0.80	$0.80

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$(4,501)	$(16,775)	$(15,069)
Pension liability	(755)	7,578	(18,781)
Cash flow hedging gain (loss)	547	(3,291)	7,393
Other comprehensive income, before tax	9,955	18,010	5,735
Provision (benefit) for income taxes related to items of other comprehensive income	(77)	1,584	(4,207)
Comprehensive income	$10,032	$16,426	$9,942

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	31,299	$313	$326,436	$395,889	$(17,572)	$(98,747)	$606,319

Common stock issued
under employee plans			(16,658)			10,519	(6,139)

Repurchase of treasury stock						(16,862)	(16,862)

Tax benefit arising from
common stock issued under
employee plans			644				644

Stock-based compensation			9,330				9,330

Dividends on common stock				(21,936)			(21,936)

Comprehensive income (loss):

Foreign currency translation adjustments					(15,069)

Pension liability (net of income tax benefit of $6,939)					(11,842)

Cash flow hedging gain (net of income tax expense of $2,732)					4,661

Net income				32,192

Total comprehensive income							9,942
Balance at December 31, 2014	31,299	$313	$319,752	$406,145	$(39,822)	$(105,090)	$581,298

Common stock issued
under employee plans			(6,297)			4,323	(1,974)

Tax benefit arising from
common stock issued under
employee plans			3,961				3,961

Stock-based compensation			7,499				7,499

Dividends on common stock				(22,137)			(22,137)

Comprehensive income (loss):

Foreign currency translation adjustments					(16,775)

Pension liability (net of income tax expense $2,800)					4,778

Cash flow hedging loss (net of income tax benefit of $1,216)					(2,075)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount

Net income				30,498

Total comprehensive income							16,426
Balance at December 31, 2015	31,299	$313	$324,915	$414,506	$(53,894)	$(100,767)	$585,073

Common stock issued
under employee plans			(4,217)			3,348	(869)

Tax benefit arising from
common stock issued
under employee plans			203				203

Stock-based compensation			8,375				8,375

Dividends on common stock				(22,238)			(22,238)

Comprehensive income (loss):

Foreign currency translation adjustments					(4,501)

Pension liability (net of income tax benefit of $279)					(476)

Cash flow hedging gain (net of income tax expense of $202)					345

Net income				14,664

Total comprehensive income							10,032
Balance at December 31, 2016	31,299	$313	$329,276	$406,932	$(58,526)	$(97,419)	$580,576

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$14,664	$30,498	$32,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,479	18,704	19,792
Amortization	34,830	25,175	25,942
Stock-based compensation	8,375	7,499	9,330
Deferred income taxes	(2,871)	2,251	(284)
Gain on sale of facility	(1,890)	—	—
Income tax benefit of stock option exercises	203	3,961	644
Excess tax benefit from stock option exercises	(483)	(4,081)	(922)
Loss on early extinguishment of debt	254	—	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	(6,380)	(9,643)	5,255
Inventories	3,103	(18,581)	(10,449)
Accounts payable	2,094	11,508	(3,449)
Income taxes	(200)	(1,357)	5,291
Accrued compensation and benefits	(2,598)	(3,964)	3,572
Other assets	(23,234)	(12,005)	(11,037)
Other liabilities	(8,124)	(1,897)	(10,701)
	23,558	17,570	32,984
Net cash provided by operating activities	38,222	48,068	65,176

Cash flows from investing activities:
Payments related to business and asset acquisitions, net of cash acquired	(256,450)	(9,353)	(5,265)
Proceeds from sale of a facility	5,178	—	—
Purchases of property, plant and equipment	(14,753)	(15,009)	(15,411)
Net cash used in investing activities	(266,025)	(24,362)	(20,676)

Cash flows from financing activities:
Repurchase of common stock	—	—	(16,862)
Excess tax benefit from stock option exercises	483	4,081	922
Payments on term loan	(8,750)	—	—
Proceeds from term loan	175,000	—	—
Payments on revolving line of credit	(162,347)	(112,000)	(86,000)
Proceeds from revolving line of credit	225,000	142,680	113,000
Payments related to distribution agreement	(16,667)	(16,667)	(16,667)
Payments on mortgage notes	(1,339)	(1,234)	(1,140)
Payments related to debt issuance costs	(5,556)	(1,485)	—
Dividends paid on common stock	(22,213)	(22,105)	(21,959)
Other, net	591	(3,043)	2,316
Net cash provided by (used in) financing activities	184,202	(9,773)	(26,390)

Effect of exchange rate changes
on cash and cash equivalents	(1,475)	(7,761)	(6,221)

Net increase (decrease) in cash and cash equivalents	(45,076)	6,172	11,889

	2016	2015	2014
Cash and cash equivalents at beginning of year	72,504	66,332	54,443

Cash and cash equivalents at end of year	$27,428	$72,504	$66,332

Non-cash investing activities:
Contractual obligations for acquisition of a business	$—	$440	$10,137

Non-cash financing activities:
Dividends payable	$5,566	$5,542	$5,510

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$13,758	$5,434	$5,532
Income taxes	9,588	10,261	10,206

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.   Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).  We have goodwill of $397.7 million and other intangible assets of $419.5 million as of December 31, 2016.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. During 2016, we completed our goodwill impairment testing with data as of October 1, 2016. We performed a Step 1 impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, we believe the fair value continues to exceed carrying value.

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

Customer relationship assets arose as a result of the 1997 acquisition of Linvatec Corporation.  The acquisition date valuation indicated an annual attrition rate of 2.6%.  Assuming an exponential attrition pattern, this equated to an average remaining useful life of approximately 38 years for the Linvatec customer relationship assets. During 2016, we acquired SurgiQuest, Inc. and recorded customer and distributor relationships with an average useful life of 22 years. Customer and distributor relationship intangible assets arising as a result of business acquisitions other than Linvatec are being amortized over a weighted average life of 21 years.  The weighted average life for customer and distributor relationship assets in aggregate is 29 years.

We evaluate the remaining useful life of our customer and distributor relationship intangible assets each reporting period in order to determine whether events and circumstances warrant a revision to the remaining period of amortization.  In order to further evaluate the remaining useful life of our customer and distributor relationship intangible assets, we perform an analysis and assessment of actual customer attrition and activity as events and circumstances warrant.

We test our customer and distributor relationship assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors specific to our customer and distributor relationship assets which might lead to an impairment charge include a significant increase in the annual customer attrition rate or otherwise significant loss of customers, significant decreases in sales or current-period operating or cash flow losses or a projection or forecast of losses. We do not believe that there have been events or changes in circumstances which would indicate the carrying amount of our customer relationship assets might not be recoverable.

Our developed technology asset arose as a result of the SurgiQuest, Inc. acquisition. This asset is amortized over a weighted average useful life of 17 years. We test for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Trademarks and tradenames intangible assets are not amortized. The Company assesses the impairment of indefinite-lived intangibles annually as of October 1, 2016 and whenever an event or circumstances change that would indicate that the carrying amount may be impaired.  We performed a qualitative assessment, and based upon our assessment, we believe the fair value continues to exceed carrying value.

For all other indefinite-lived intangible assets, we perform a qualitative impairment test. Based upon this assessment, we have determined that it is unlikely that our indefinite-lived intangible assets are impaired.

Other long-lived assets

We review other long-lived assets consisting of intangible assets subject to amortization, property, plant and equipment and field inventory for impairment whenever events or circumstances indicate that such carrying amounts may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized by reducing the recorded value to its current fair value.

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory.

In the fourth quarter of 2016 and as a result of the SurgiQuest acquisition, the Company determined it needed to expand its field inventory and reevaluated its prior accounting classification as inventory. As a result, the equipment is classified as a long term asset and amortized over its useful life. The net book value of such equipment at December 31, 2016 and 2015 is $44.8 million and $33.5 million, respectively; the prior year balance is presented in other long term assets.

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

•
We recognize revenues related to the promotion and marketing of sports medicine allograft tissue in accordance with the contractual terms of our agreement with Musculoskeletal Transplant Foundation (“MTF”) on a net basis as our role is limited to that of an agent earning a commission or fee. MTF records revenue when the tissue is shipped to the customer. Our services are completed at this time and net revenues for the “Service Fee” for our promotional and marketing efforts are then recognized based on a percentage of the net amounts billed by MTF to its customers. The timing of revenue recognition is determined through review of the net billings made by MTF each month. Our net commission Service Fee is based on the contractual terms of our agreement and is currently 50%. This percentage can vary over the term of the agreement but is contractually determinable. Our Service Fee revenues are recorded net of amortization of the acquired assets, which are being amortized over the expected useful life of 25 years.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.4 million, $12.6 million and $13.6 million for 2016, 2015 and 2014, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $2.0 million at December 31, 2016 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014

Net income	$14,664	$30,498	$32,192

Basic-weighted average shares outstanding	27,804	27,653	27,401

Effect of dilutive potential securities	160	205	368

Diluted-weighted average shares outstanding	27,964	27,858	27,769

Net income (per share)
Basic	$0.53	$1.10	$1.17
Diluted	0.52	1.09	1.16

The shares used in the calculation of diluted EPS exclude options and stock appreciation rights ("SARs") to purchase shares where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.4 million, 0.5 million and 0.0 million at December 31, 2016, 2015 and 2014, respectively.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2013	$(1,385)	$(18,918)	$2,731	$(17,572)

Other comprehensive income (loss) before reclassifications, net of tax	5,061	(10,551)	(15,069)	(20,559)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(635)	(2,048)	—	(2,683)
Income tax provision (benefit)	235	757	—	992

Net current-period other comprehensive income (loss)	4,661	(11,842)	(15,069)	(22,250)

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications, net of tax	4,482	2,739	(16,775)	(9,554)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(10,399)	3,233	—	(7,166)
Income tax provision (benefit)	3,842	(1,194)	—	2,648

Net current-period other comprehensive income (loss)	(2,075)	4,778	(16,775)	(14,072)

Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

Other comprehensive income (loss) before reclassifications, net of tax	1,088	(2,229)	(4,501)	(5,642)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,179)	2,780	—	1,601
Income tax provision (benefit)	436	(1,027)	—	(591)

Net current-period other comprehensive income (loss)	345	(476)	(4,501)	(4,632)

Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 14 and Note 10, respectively, for further details.

Note 2 – Business Acquisition

On January 4, 2016, we acquired all of the stock of SurgiQuest, Inc. ("SurgiQuest") for $257.7 million in cash (based on an aggregate purchase price of $265 million as adjusted pursuant to the merger agreement governing the acquisition). SurgiQuest developed, manufactured and marketed the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current general surgery offering. The acquisition was funded through a combination of cash on hand and long-term borrowings.

The following table summarizes the fair values of the assets acquired and liabilities assumed as a result of the SurgiQuest acquisition.

Cash	$1,305
Accounts receivable	10,032
Inventory	4,267
Other current assets	728
Current assets acquired	16,332
Property, plant & equipment	3,332
Goodwill	136,687
Customer and distributor relationships	76,420
Developed technology	49,600
Trademarks and tradenames	4,780
Other non-current assets	1,553
Total assets acquired	$288,704

Accounts payable	$5,012
Other current liabilities	6,004
Current liabilities assumed	11,016
Deferred income taxes	19,505
Other long-term liabilities	454
Total liabilities assumed	30,975
Net assets acquired	$257,729

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

The unaudited pro forma information for the years ended December 31, 2016 and 2015, assuming SurgiQuest occurred as of January 1, 2015 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the SurgiQuest acquisition occurred on the dates indicated, or which may result in the future.

	December 31,
	2016	2015
Net sales	$763,520	$768,726
Net income	29,153	(9,673)

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

Acquisition related costs included in the determination of pro forma net income for the year ended December 31, 2015 totaled $20.6 million. Such amounts are excluded from the determination of pro forma net income for the year ended December 31, 2016.

Net sales associated with SurgiQuest of $68.4 million have been recorded in the consolidated statement of comprehensive income for the year ended December 31, 2016. It is impracticable to determine the earnings recorded in the consolidated statement of comprehensive income associated with the SurgiQuest acquisition for the year ended December 31, 2016 as these amounts are not separately measured.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2016	2015

Raw materials	$42,821	$47,681
Work in process	13,315	13,922
Finished goods	79,733	71,758
	$135,869	$133,361

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2016	2015

Land	$4,027	$4,027
Building and improvements	90,780	90,272
Machinery and equipment	205,674	193,630
Construction in progress	7,229	5,281
	307,710	293,210
Less: Accumulated depreciation	(185,681)	(167,758)
	$122,029	$125,452

We lease various manufacturing facilities, office facilities and equipment under operating leases.  Leasehold improvements related to these facilities are included in building and improvements above. Rental expense on these operating leases was approximately $6,043, $5,464 and $5,897 for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate future minimum lease commitments for operating leases at December 31, 2016 are as follows:

2017	$6,170
2018	5,862
2019	5,717
2020	2,348
2021	1,182
Thereafter	2,505

Note 5 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2016	2015
Balance as of January 1,	$260,651	$256,232

Goodwill resulting from business acquisitions	136,687	5,369

Reduction in goodwill resulting from a business acquisition purchase price allocation adjustment	—	(525)

Foreign currency translation	326	(425)

Balance as of December 31,	$397,664	$260,651

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During 2016, the Company acquired SurgiQuest, Inc. (SurgiQuest) as further described in Note 2. Goodwill resulting from the acquisition amounted to $136.7 million and acquired amortizing intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $130.8 million. During 2015, the Company entered into three acquisitions totaling a cash purchase price of $6.1 million. The purchase price in a prior acquisition was allocated based on information available at the acquisition date. During the quarter ended March 31, 2015, we recorded a measurement period adjustment, which reduced goodwill by $0.5 million. The amount was not considered material and therefore prior periods have not been revised.

Total accumulated impairment losses aggregated $106,991 at December 31, 2016 and 2015, respectively.

Other intangible assets consist of the following:

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	$213,259	$(75,164)	$136,871	$(64,423)

Promotional, marketing and distribution rights	149,376	(30,000)	149,376	(24,000)

Patents and other intangible assets	67,509	(40,335)	66,688	(42,885)

Developed technology	49,600	(1,240)	—	—

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$566,288	$(146,739)	$439,479	$(131,308)

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

Amortization expense related to intangible assets which are subject to amortization totaled $20.0 million, $12.6 million and $13.0 million for the years ending December 31, 2016, 2015 and 2014, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 25 years.  Customer and distributor relationships are being amortized over a weighted average life of 29 years.  Developed technology is being amortized over a weighted average life of 17 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 13 years. Included in patents and other intangible assets at December 31, 2016 is an in-process research and development asset that is not currently amortized.

The estimated amortization expense related to intangible assets at December 31, 2016 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2017	15,539	6,000	$21,539
2018	15,857	6,000	$21,857
2019	15,711	6,000	$21,711
2020	15,732	6,000	$21,732
2021	14,356	6,000	$20,356

Note 6 — Long Term Debt

Long-term debt consists of the following at December 31:

	2016	2015

Revolving line of credit	$329,000	$265,609
Term loan, net of deferred debt issuance costs of $622 and $0 in 2016 and 2015, respectively	165,628	—
Mortgage notes	3,862	5,201
Total debt	498,490	270,810
Less: Current portion	10,202	1,339
Total long-term debt	$488,288	$269,471

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Initially, the interest rates were at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin. The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00% (2.77% at December 31, 2016). In conjunction with this agreement, we incurred charges included in other expense in the statements of comprehensive income related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition totaling $2.7 million and recorded a loss on the early extinguishment of debt of $0.3 million.

There were $166.3 million in borrowings outstanding on the term loan as of December 31, 2016. There were $329.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2016. Our available borrowings on the revolving credit facility at December 31, 2016 were $191.2 million with approximately $4.8 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The fifth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2016. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $3.9 million at December 31, 2016.  The mortgage note is collateralized by the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at December 31, 2016 are as follows:

2017	$10,202
2018	14,699
2019	18,336
2020	17,500
2021	438,375
Thereafter	—

Note 7 — Income Taxes

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
Current tax expense:
Federal	$312	$4,208	$2,256
State	159	1,238	516
Foreign	7,111	6,949	11,995
	7,582	12,395	14,767
Deferred income tax expense (benefit)	(2,871)	2,251	(284)
Provision for income taxes	$4,711	$14,646	$14,483

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 follows:

	2016	2015	2014

Tax provision at statutory rate based on income before income taxes	35.0%	35.0%	35.0%

Foreign income taxes	(6.8)	(3.6)	(4.8)

Federal research credit	(5.6)	(2.0)	(2.1)

Settlement of taxing authority examinations	(3.5)	(0.6)	(3.7)

European permanent deduction	(3.4)	(2.1)	(3.8)

Non deductible/non-taxable items	7.2	1.8	1.8

State income taxes, net of federal tax benefit	1.7	3.2	1.7

Impact of repatriation of foreign earnings	—	2.5	—

New York State corporate tax reform	—	—	5.5

Stock-based compensation	—	—	(0.2)

Other, net	(0.3)	(1.8)	1.6

	24.3%	32.4%	31.0%

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Assets:
Inventory	$3,769	$3,938
Net operating losses	34,669	6,421
Capitalized research and development	6,257	5,733
Deferred compensation	2,544	2,557
Accounts receivable	3,186	2,938
Compensation and benefits	6,645	7,365
Accrued pension	4,530	3,944
Research and development credit	8,164	7,094
Other	2,001	3,245
Foreign tax credit	1,112	—
Less: valuation allowances	(441)	(124)
	72,436	43,111

Liabilities:
Goodwill and intangible assets	168,509	122,623
Depreciation	9,099	11,999
State taxes	10,123	7,427
Contingent interest	136	203

	187,867	142,252

Net liability	$(115,431)	$(99,141)

Income before income taxes consists of the following U.S. and foreign income:

	2016	2015	2014

U.S. income	$(6,128)	$18,119	$12,374
Foreign income	25,503	27,025	34,301

Total income	$19,375	$45,144	$46,675

As of December 31, 2016, the amount of federal net operating loss carryforward was $99.3 million and begins to expire in 2026. As of December 31, 2016, the amount of federal research credit carryforward available was $8.1 million.  These credits begin to expire in 2027.

In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a manufacturing company such as our Company to essentially 0%. Previously recorded New York State net deferred tax assets of $2.3 million, including $3.3 million of future tax benefits associated with state tax credits, have been written off as a non-cash charge to income tax expense.

During the fourth quarter of 2015, the Company repatriated $9.3 million of 2015 foreign earnings and recorded a tax charge of $1.1 million. The repatriated earnings represented a portion of the 2015 earnings of certain foreign subsidiaries and affiliates and thus were not previously permanently reinvested.  There has been no change in our longer term international plans as our intent to indefinitely reinvest the remaining foreign earnings accumulated through the year ended December 31, 2016 has not changed.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The amount of such temporary differences totaled $108.8 million as of December 31, 2016. It is not practicable given the complexities of the hypothetical foreign tax credit calculation to determine the tax liability on this temporary difference.

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

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2016	2015	2014

Balance as of January 1,	$616	$581	$1,689

Increases for positions taken in prior periods	—	100	45

Increases for positions taken in current periods	1,584	—	—

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(361)	—	(1,073)

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	(65)	(80)

Balance as of December 31,	$1,839	$616	$581

If the total unrecognized tax benefits of $1.8 million at December 31, 2016 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2016 related to these unrecognized tax benefits was not material and is included in the provision for income taxes in the consolidated statements of comprehensive income.

Note 8 – Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2016 was paid on January 5, 2017 to shareholders of record as of December 15, 2016. The total dividend payable was $5.6 million and $5.5 million at December 31, 2016 and 2015, respectively, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2016 and 2015, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2016, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2016 and 2015 we did not repurchase any shares. During 2014, we repurchased 0.4 million shares for an aggregate cost of $16.9 million.

We have reserved 8.9 million shares of common stock for issuance to employees and directors under three shareholder approved share-based compensation plans (the "Plans") of which approximately 1.5 million shares remain available for grant at December 31, 2016.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $8.4 million, $7.5 million and $9.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.  These amounts are included in selling and administrative expenses, and in 2016, 2015 and 2014, $0.7 million, $1.0 million and $3.9 million, respectively, of the total relates to acceleration of awards associated with the Company's restructuring as further described in Note 12.  Tax related benefits of $3.1 million, $2.7 million and $3.4 million were also recognized for the years ended December 31, 2016, 2015 and 2014, respectively.  Cash received from the exercise of stock options was $0.0 million, $0.2 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and SARs at the date of grant. Use of a valuation model requires management to make certain assumptions with respect to select model inputs. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each stock option and SAR grant. The risk free interest rate is based on the stock option and SAR grant date for a traded U.S. Treasury bond with a maturity date closest to the expected life. The expected annual dividend yield is based on the Company's anticipated cash dividend payouts. The expected life represents the period of time that the stock options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior.

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Grant date fair value of stock options and SARs	$8.61	$11.37	$13.40
Expected stock price volatility	26.88%	25.96%	34.85%
Risk-free interest rate	1.45%	1.49%	1.53%
Expected annual dividend yield	2.10%	1.55%	1.80%
Expected life of options & SARs (years)	6.0	5.7	6.4

The following table illustrates the stock option and SAR activity for the year ended December 31, 2016:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price

Outstanding at December 31, 2015	920	$43.47

Granted	1,001	$39.99
Forfeited	(93)	$46.78
Exercised	(75)	$23.55

Outstanding at December 31, 2016	1,753	$42.16
Exercisable at December 31, 2016	340	$37.96
Stock options & SARs expected to vest	1,414	$43.17

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2016 was 8.0 years and 4.8 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2016 was $7.5 million and $3.2 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $2.8 million and $10.7 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2016:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value

Outstanding at December 31, 2015	353	$41.23

Granted	83	$40.27
Vested	(110)	$43.16
Forfeited	(29)	$39.62

Outstanding at December 31, 2016	297	$41.01

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2016, 2015 and 2014 was $40.27, $45.75 and $43.21, respectively.

The total fair value of shares vested was $4.7 million, $6.0 million and $11.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $18.8 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.2 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2016, we issued approximately 19,300 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 9 — Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the executive management team) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment and cash flow metrics on a consolidated worldwide basis due to shared infrastructure and resources.

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

	2016	2015	2014

Orthopedic surgery	$370,472	$388,948	$402,750
General surgery	341,417	274,190	279,356
Surgical visualization	51,631	56,030	57,949
Consolidated net sales	$763,520	$719,168	$740,055

Net sales information for geographic areas consists of the following:

	2016	2015	2014

United States	$399,107	$361,452	$360,960
Americas (excluding the United States)	87,532	86,867	94,770
Europe, Middle East & Africa	147,985	145,565	158,040
Asia Pacific	128,896	125,284	126,285
Total	$763,520	$719,168	$740,055

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2016 and 2015.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2016, 2015 and 2014.

Note 10 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $7.1 million, $7.6 million and $6.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

We use a December 31, measurement date for our pension plan.  Gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2016	2015

Accumulated Benefit Obligation	$82,005	$78,437

Change in benefit obligation
Projected benefit obligation at beginning of year	$78,437	$91,107
Service cost	452	240
Interest cost	2,878	3,394
Actuarial (gain) loss	4,844	(11,806)
Benefits paid	(1,814)	(1,620)
Settlement	(2,792)	(2,878)
Projected benefit obligation at end of year	$82,005	$78,437

Change in plan assets
Fair value of plan assets at beginning of year	$67,168	$73,431
Actual gain (loss) on plan assets	6,499	(1,765)
Benefits paid	(1,814)	(1,620)
Settlement	(2,792)	(2,878)
Fair value of plan assets at end of year	$69,061	$67,168

Funded status	$(12,944)	$(11,269)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2016	2015

Other long-term liabilities	$(12,944)	$(11,269)
Accumulated other comprehensive loss	(41,960)	(41,205)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2016	2015

Discount rate	4.28%	4.54%

Accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 consists of net actuarial losses of $41,960 and $41,205, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2016 are as follows:

Current year actuarial loss	$(3,535)
Amortization of actuarial loss	2,780
Total recognized in other comprehensive loss	$(755)

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2017 is $2.8 million.

Net periodic pension cost for the years ended December 31, consists of the following:

	2016	2015	2014

Service cost	$452	$240	$271
Interest cost on projected benefit obligation	2,878	3,394	3,465
Expected return on plan assets	(5,189)	(5,697)	(2,297)
Amortization of loss	2,780	3,233	(2,048)
Net periodic pension (income) cost	$921	$1,170	$(609)

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2016	2015	2014

Discount rate on benefit obligation	4.54%	3.81%	4.75%
Effective rate for interest on benefit obligation	3.77%	3.81%	4.75%
Expected return on plan assets	8.00%	8.00%	8.00%

In 2016, we changed the method we used to estimate the interest cost component of net periodic pension cost. Historically, we estimated the interest cost component using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of this component of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlate to the relevant projected cash flows ("spot rate approach"). This change provides a more precise measurement of interest cost. This change did not affect the measurement of our total benefit obligation. We have accounted for this change as a change in estimate and therefore accounted for it prospectively in 2016.

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2016	2015	2017

Equity securities	86%	86%	75%
Debt securities	14	14	25
Total	100%	100%	100%

As of December 31, 2016, the Plan held 27,562 shares of our common stock, which had a fair value of $1.2 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2016 and 2015:

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

The following table sets forth by level, within the fair value hierarchy, the pension plan's assets at fair value as of December 31, 2016 and December 31, 2015:

December 31, 2016	Level 1	Level 2	Total

Common Stock	$34,856	$—	$34,856
Money Market Fund	—	1,710	1,710
Mutual Funds	24,626	—	24,626
Fixed Income Securities	7,869	—	7,869
	$67,351	$1,710	$69,061

December 31, 2015	Level 1	Level 2	Total

Common Stock	$34,466	$—	$34,466
Money Market Fund	—	1,302	1,302
Mutual Funds	23,576	—	23,576
Fixed Income Securities	7,824	—	7,824
	$65,866	$1,302	$67,168

We do not expect to make any contributions to our pension plan for 2017.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2016 and reflect the impact of expected future employee service.

2017	$5,033
2018	5,368
2019	5,465
2020	5,696
2021	5,545
2022-2026	25,194

Note 11 — Legal Matters and Contingencies

From time to time, we are subject to claims alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These may involve our United States or international operations, or sales by foreign distributors. Likewise, from time to time, the Company may receive an informal information request or subpoena from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests or subpoenas may or may not be routine inquiries, or may begin as informal or routine inquiries and over time develop into enforcement actions of various types. Likewise, we receive reports of alleged misconduct from employees and third parties, which we investigate as appropriate.

Manufacturers of medical devices have been the subject of various enforcement actions relating to interactions with health care providers domestically or internationally whereby Companies are claimed to have provided health care providers inappropriate incentives to purchase their products. Similarly, the Foreign Corrupt Practices Act (“FCPA”) imposes obligations on manufacturers with respect to interactions with health care providers who may be considered government officials if they are affiliated with public hospitals. The FCPA also requires publicly listed manufacturers to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management’s authorization. The FCPA poses unique challenges both because manufacturers operate in foreign cultures in which conduct illegal under the FCPA may not be illegal in local jurisdictions, and because, in some cases, a United States manufacturer may face risks under the FCPA based on the conduct of third parties over whom the manufacturer may not have complete control.

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

We establish reserves sufficient to cover probable losses associated with any such pending claims. We do not expect that the resolution of any pending claims, investigations or reports of alleged misconduct will have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that future claims or investigations, or the costs associated with responding to such claims, investigations or reports of misconduct, especially claims and investigations not covered by insurance, will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The FDA inspected our Centennial, Colorado facility in 2013 and 2014 and ultimately issued a Warning Letter on January 30, 2014.  Accordingly, we took corrective action and, on August 1, 2016, we received notification from the FDA that the Warning Letter was closed.  The costs of remediation relating to the January 30, 2014 warning letter were not material to our consolidated results of operations. We may have future inspections at other sites and there can be no assurance that the costs of responding to such inspections will not be material.

In September 2013, Lexion Medical ("Lexion") filed suit against SurgiQuest in federal court in the District of Minnesota alleging false advertising under the Lanham Act, as well as various state law claims, including common law trade libel and unfair competition.  In March 2014, SurgiQuest’s motion to dismiss for lack of personal jurisdiction was granted and that same day, SurgiQuest filed suit against Lexion in federal court in the District of Delaware seeking, among other claims, a declaratory judgment that SurgiQuest’s actions did not violate the Lanham Act.  Lexion filed an answer generally denying SurgiQuest’s claims, and asserted counterclaims that were substantially similar to the claims Lexion brought in the Minnesota action.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED as further described in Note 2, and we assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement referenced in Note 2.  Discovery is now largely complete, and the case is currently scheduled to go to trial on April 3, 2017. Based on its expert's reports, Lexion is seeking damages of $14.8 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising” as well as an unspecified sum for disgorgement of SurgiQuest’s alleged profit.  We believe that there is no factual and/or legal merit to Lexion’s claims against SurgiQuest, and intend to vigorously defend the claims asserted by Lexion.

In 2014, the Company acquired EndoDynamix, Inc. The agreements governing the terms of the acquisition provide that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. We have notified the seller that there is a need to redesign the product, and that as a consequence, the first commercial sale has been delayed. Consequently, the payment of contingent milestone and revenue-based payments have been delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreements. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract and seeking the contingent payments on an accelerated basis. We do not believe that there is a legitimate basis for seeking the acceleration of the contingent payments, and expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court.

Note 12 — Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense for the year ended December 31, consists of the following:

	2016	2015	2014

Consolidation costs	$3,066	$8,016	$5,612
Termination of a product offering	4,546	—	—
Restructuring costs included in cost of sales	$7,612	$8,016	$5,612

Restructuring costs	$6,873	$13,655	$3,354
Business and asset acquisition costs	20,599	2,543	722
Gain on sale of facility	(1,890)	—	—
Management restructuring costs	—	—	12,546
Shareholder activism costs	—	—	3,966
Patent dispute and other matters	—	—	3,374
Acquisition, restructuring and other expense included in selling and administrative expense	$25,582	$16,198	$23,962

Debt refinancing costs included in other expense	$2,942	$—	$—

During 2016, we incurred $20.6 million in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 2. These costs include investment banking fees, consulting fees, legal fees associated with the acquisition as well as the Lexion case as further described in Note 11, costs associated with expensing of unvested options acquired and integration related costs. During 2015, we incurred $2.5 million in costs associated with the acquisition of SurgiQuest and other acquisitions during the year. During 2014, we incurred $0.7 million in costs associated with the purchase of a business.

During 2014, we incurred $4.0 million in professional fees related to shareholder activism.

During 2014, we incurred $3.4 million, in legal and settlement costs. The 2014 patent infringement claim costs totaled $1.9 million, including $0.9 million in settlement costs during the first quarter of 2014. The remaining $1.5 million in 2014 legal costs were associated with a legal matter in which we prevailed at trial, and consulting fees.

During 2016, we incurred a $2.7 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement as further described in Note 6.

During 2016, 2015 and 2014, we continued our operational restructuring plan. The consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities is complete. During 2014, we completed the consolidation of our Finland operations into our Largo, Florida and Utica, New York manufacturing facilities and the consolidation of our Westborough, Massachusetts manufacturing operations into our Largo, Florida and Chihuahua, Mexico facilities. We incurred $3.1 million, $8.0 million and $5.6 million in costs associated with the operational restructuring during the years ending December 31, 2016, 2015 and 2014, respectively. These costs were charged to cost of sales and include severance and other charges associated with the consolidation of operations.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges primarily related to inventory and fixed assets which were included in cost of sales during 2016.

During 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million on the sale.

During 2016, 2015 and 2014, we restructured certain selling and administrative functions and incurred $6.9 million, $13.7 million and $3.4 million, respectively, in related costs consisting principally of severance charges.

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

We have recorded an accrual in current and other long term liabilities of $2.6 million at December 31, 2016 mainly related to severance costs associated with restructuring. Below is a rollforward of the costs incurred and cash expenditures associated with these activities during 2016, 2015 and 2014:

Balance as of January 1, 2014	$3,128

Expenses incurred	21,512

Payments made	(16,386)

Balance as of December 31, 2014	8,254

Expenses incurred	21,671

Payments made	(22,750)

Balance as of December 31, 2015	7,175

Expenses incurred	9,939

Payments made	(14,471)

Balance as of December 31, 2016	$2,643

A significant portion of this accrual will be paid out in 2017.

Note 13 — Guarantees

We provide warranties on certain of our products at the time of sale and sell extended warranties.  The standard warranty period for our capital and reusable equipment is generally one year and our extended warranties can vary in length.  Liability under service and warranty policies is based upon a review of historical warranty and service claim experience.  Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2016	2015	2014

Balance as of January 1,	$2,509	$2,286	$2,422

Provision for warranties	2,967	3,836	3,492
Claims made	(3,522)	(3,613)	(3,628)

Balance as of December 31,	$1,954	$2,509	$2,286

Note 14 – Fair Value Measurement

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  The notional contract amounts for forward contracts outstanding at December 31, 2016 which have been accounted for as cash flow hedges totaled $108.1 million.  Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $1.2 million, $10.4 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Net unrealized gains on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $1.5 million at December 31, 2016.  It is expected these unrealized gains will be recognized in the consolidated statement of comprehensive income in 2017 and 2018.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  The notional contract amounts for forward contracts outstanding at December 31, 2016 which have not been designated as hedges totaled $18.4 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.0 million, $0.4 million and -$0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, offsetting losses on our intercompany receivables of -$0.1 million, -$0.8 million and -$0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2016 and 2015:

December 31, 2016	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$3,962	$(1,510)	$2,452

Derivatives not designated as hedging instruments:
Foreign exchange contracts	48	(54)	(6)

Total derivatives	$4,010	$(1,564)	$2,446

December 31, 2015	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$2,931	$(1,026)	$1,905

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	(38)	(34)

Total derivatives	$2,935	$(1,064)	$1,871

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, at December 31, 2016 and December 31, 2015 we have recorded the net fair value of $2.4 million and $1.9 million, respectively, in prepaids and other current assets.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

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

Note 15 - New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In March, April and May 2016, the FASB issued ASU 2016-08 related to principal versus agent considerations; ASU 2016-10 related to identifying performance obligations and licensing; and ASU 2016-12 clarifying the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters, respectively. These additional ASUs provide supplemental adoption guidance and clarification to ASU 2014-09. The guidance in these ASUs is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of January 1, 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company will adopt the new standard on January 1, 2018. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements, however we currently anticipate applying the modified retrospective approach.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and interim periods thereafter. We implemented this guidance in 2016 and it did not impact our financial statements or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual periods beginning after December 15, 2016. The Company does not believe this new guidance will have a material impact on the consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU was issued to clarify the guidance included in ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs", which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 was issued to clarify that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016, continuing to account for debt issuance costs related to the line-of-credit arrangement as an asset, and it did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This ASU simplifies the accounting for changes in measurement period adjustments associated with a business combination. It requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for annual periods beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016 and it did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred income tax assets and liabilities be presented as non-current in classified balance sheets. This can be applied prospectively or retrospectively and we must disclose the reason for the change in accounting principle, the application applied and if applied retrospectively, include quantitative information about the effects of the change on prior periods. This standard is effective for annual and interim periods beginning after December 15, 2016. The Company retrospectively implemented this new guidance in the first quarter of 2016. The table below summarizes the adjustments made to conform prior period classification with the new guidance:

	December 31, 2015
	As Previously Filed	Reclass	As Adjusted
Current deferred income tax assets	$14,150	$(14,150)	$—
Long-term deferred income tax assets	1,332	2,906	4,238
Long-term deferred income tax liabilities	(114,623)	11,244	(103,379)
	$(99,141)	$—	$(99,141)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. It states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of of adopting this new guidance on the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement a of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for periods beginning after December 15, 2017, however early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This ASU states when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. In addition, this guidance states in order to be a business, an input and a substantive process must significantly contribute to the ability to produce outputs. This new guidance is effective for periods beginning after December 15, 2017, however early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

Note 16 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2016 and 2015 are as follows:

	Three Months Ended
	March	June	September	December
2016
Net sales	$181,201	$193,433	$184,792	$204,094
Gross profit	97,740	102,422	101,209	106,959
Net income (loss)	(2,265)	2,884	7,337	6,708
EPS:
Basic	$(.08)	$.10	$.26	$.24
Diluted	(.08)	.10	.26	.24

	Three Months Ended
	March	June	September	December
2015
Net sales	$177,940	$181,027	$169,184	$191,017
Gross profit	92,282	93,498	93,546	102,376
Net income	6,312	7,461	8,873	7,852
EPS:
Basic	$.23	$.27	$.32	$.28
Diluted	.23	.27	.32	.28

Items Included In Selected Quarterly Financial Data:

2016

First Quarter

During the first quarter of 2016, we incurred $0.9 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 12.

During the first quarter of 2016, we incurred $9.0 million in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. These costs include investment banking fees, consulting fees, legal fees associated with the acquisition as well as the Lexion case as further described in Note 11, costs associated with expensing of unvested options acquired and integration related costs and were charged to selling and administrative expense - see Note 2 and 12.

During the first quarter of 2016, we incurred a $2.7 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement. These costs were charged to other expense - see Note 6 and 12.

During the first quarter of 2016, we recorded a charge of $2.8 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

Second Quarter

During the second quarter of 2016, we incurred $0.1 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 12.

During the second quarter of 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges which were included in cost of sales - see Note 12.

During the second quarter of 2016, we incurred $5.0 million in costs associated with the acquisition of SurgiQuest, Inc. which include consulting fees, legal fees associated with the acquisition as well as the Lexion case as further described in Note 11, costs associated with expensing of unvested options acquired and integration related costs and were charged to selling and administrative expense - see Note 2 and 12.

During the second quarter of 2016, we recorded a charge of $1.0 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

Third Quarter

During the third quarter of 2016, we incurred $3.3 million in costs associated with the acquisition of SurgiQuest, Inc. which include consulting fees, legal fees associated with the Lexion case as further described in Note 11, costs associated with expensing of unvested options acquired and integration related costs and were charged to selling and administrative expense - see Note 2 and 12.

During the third quarter of 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million on the sale of our facility in selling and administrative expense - see Note 12.

During the third quarter of 2016, we recorded a charge of $0.4 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

Fourth Quarter

During the fourth quarter of 2016, we incurred $2.1 million in severance and other related costs associated with restructuring. These costs were charged to cost of sales - see Note 12.

During the fourth quarter of 2016, we incurred $3.2 million in costs associated with the acquisition of SurgiQuest, Inc. which include consulting fees, legal fees associated with the Lexion case as further described in Note 11, costs associated with expensing of unvested options acquired and integration related costs and were charged to selling and administrative expense - see Note 2 and Note 12.

During the fourth quarter of 2016, we recorded a charge of $2.8 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

2015

First Quarter

During the first quarter of 2015, we incurred $2.3 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 12.

During the first quarter of 2015, we recorded a charge of $6.2 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

Second Quarter

During the second quarter of 2015, we incurred $1.5 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 12.

During the second quarter of 2015, we recorded a charge of $2.2 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

Third Quarter

During the third quarter of 2015, we incurred $1.3 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into our other existing CONMED manufacturing facilities.  These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 12.

During the third quarter of 2015, we recorded a charge of $1.1 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

Fourth Quarter

During the fourth quarter of 2015, we incurred $2.8 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into our other existing CONMED manufacturing facilities.  These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 12.

During the fourth quarter of 2015, we recorded a charge of $4.3 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance costs and other related costs - see Note 12.

During the fourth quarter of 2015, we recorded a charge of $2.1 million to selling and administrative expense associated with the purchase of SurgiQuest, Inc and other acquisitions - see Note 2 and Note 12.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses
				Balance at End of Period
Description			Deductions
2016

Allowance for bad debts	$1,336	$983	$(288)	$2,031
Sales returns and
allowance	3,417	254	(315)	3,356
Deferred tax asset
valuation allowance	124	317	—	441

2015

Allowance for bad debts	$1,239	$493	$(396)	$1,336
Sales returns and
allowance	3,081	521	(185)	3,417
Deferred tax asset
valuation allowance	293	—	(169)	124

2014

Allowance for bad debts	$1,384	$517	$(662)	$1,239
Sales returns and
allowance	3,098	252	(269)	3,081
Deferred tax asset
valuation allowance	—	293	—	293

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.