Form 10-Q
period 2017-03-31
CONMED CORP
filed 2017-04-27
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2017	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 25, 2017 is 27,871,783 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$186,567	$181,201

Cost of sales	86,682	83,461

Gross profit	99,885	97,740

Selling and administrative expense	94,761	85,943

Research and development expense	7,618	8,258

Operating expenses	102,379	94,201

Income (loss) from operations	(2,494)	3,539

Other expense	—	2,942

Interest expense	4,119	3,830

Loss before income taxes	(6,613)	(3,233)

Benefit from income taxes	(2,068)	(968)

Net loss	$(4,545)	$(2,265)

Comprehensive income (loss)	$(924)	$787

Per share data:

Net loss
Basic	$(0.16)	$(0.08)
Diluted	(0.16)	(0.08)

Dividends per share of common stock	$0.20	$0.20

Weighted average common shares
Basic	27,867	27,721
Diluted	27,867	27,721

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,660	$27,428
Accounts receivable, net	139,855	148,244
Inventories	140,083	135,869
Prepaid expenses and other current assets	18,905	18,971
Total current assets	333,503	330,512
Property, plant and equipment, net	119,742	122,029
Goodwill	398,154	397,664
Other intangible assets, net	414,766	419,549
Other assets	61,860	59,229
Total assets	$1,328,025	$1,328,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,296	$10,202
Accounts payable	46,857	41,647
Accrued compensation and benefits	24,622	32,036
Other current liabilities	42,670	30,067
Total current liabilities	125,445	113,952

Long-term debt	487,045	488,288
Deferred income taxes	114,358	119,143
Other long-term liabilities	25,655	27,024
Total liabilities	752,503	748,407

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2017 and 2016, respectively	313	313
Paid-in capital	329,691	329,276
Retained earnings	396,814	406,932
Accumulated other comprehensive loss	(54,905)	(58,526)
Less: 3,434,513 and 3,471,121 shares of common stock
in treasury, at cost in 2017 and 2016, respectively	(96,391)	(97,419)
Total shareholders’ equity	575,522	580,576
Total liabilities and shareholders’ equity	$1,328,025	$1,328,983

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,545)	$(2,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,866	4,986
Amortization	9,058	8,272
Stock-based compensation	1,955	2,489
Deferred income taxes	(4,266)	(2,942)
Loss on early extinguishment of debt	—	254
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	10,242	11,428
Inventories	(3,374)	(1,239)
Accounts payable	5,202	(11,109)
Accrued compensation and benefits	(8,665)	(7,519)
Other assets	(8,157)	(17,143)
Other liabilities	12,982	(1,770)
	19,843	(14,293)
Net cash provided by (used in) operating activities	15,298	(16,558)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,584)	(2,789)
Payments related to business acquisitions, net of cash acquired	—	(256,424)
Net cash used in investing activities	(2,584)	(259,213)

Cash flows from financing activities:
Payments on term loan	(2,188)	(2,188)
Proceeds from term loan	—	175,000
Proceeds from revolving line of credit	38,000	137,000
Payments on revolving line of credit	(36,000)	(58,995)
Payments related to distribution agreement	—	(16,667)
Payments related to debt issuance costs	—	(5,556)
Dividends paid on common stock	(5,566)	(5,542)
Other, net	(512)	(612)
Net cash provided by (used in) financing activities	(6,266)	222,440

Effect of exchange rate changes on cash and cash equivalents	784	721

Net increase (decrease) in cash and cash equivalents	7,232	(52,610)

Cash and cash equivalents at beginning of period	27,428	72,504

Cash and cash equivalents at end of period	$34,660	$19,894

Non-cash financing activities:
Dividends payable	$5,573	$5,546

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

The unaudited pro forma information for the three months ended March 31, 2016, assuming SurgiQuest occurred as of January 1, 2015 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the SurgiQuest acquisition occurred on the dates indicated, or which may result in the future.

Three Months Ended March 31,
2016
Net sales	$181,201
Net income	6,323

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

Acquisition related costs excluded from the determination of pro forma net income for the three months ended March 31, 2016 totaled $9.0 million.

Net sales associated with SurgiQuest of $12.7 million have been recorded in the consolidated condensed statements of comprehensive income for the three months ended March 31, 2016. It is impracticable to determine the earnings recorded in the consolidated condensed statements of comprehensive income associated with the SurgiQuest acquisition for the three months ended March 31, 2016 as these amounts are not separately measured.

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2017	2016
Net loss	$(4,545)	$(2,265)

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $293 and $257 for the three months ended March 31, 2017 and 2016, respectively)	500	438
Cash flow hedging loss, net of income tax (income tax benefit of $(496) and ($1,299) for the three months ended March 31, 2017 and 2016, respectively)	(847)	(2,217)
Foreign currency translation adjustment	3,968	4,831

Comprehensive income (loss)	$(924)	$787

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

Other comprehensive income (loss) before reclassifications, net of tax	(638)	—	3,968	3,330
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(331)	793	—	462
Income tax	122	(293)	—	(171)

Net current-period other comprehensive income (loss)	(847)	500	3,968	3,621

Balance, March 31, 2017	$699	$(25,958)	$(29,646)	$(54,905)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

Other comprehensive income (loss) before reclassifications, net of tax	(1,891)	—	4,831	2,940
Amounts reclassified from accumulated other comprehensive income before tax[a]	(517)	695	—	178
Income tax	191	(257)	—	(66)

Net current-period other comprehensive income (loss)	(2,217)	438	4,831	3,052

Balance, March 31, 2016	$(1,016)	$(25,544)	$(24,282)	$(50,842)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 5 and Note 10, respectively, for further details.

Note 5 – Fair Value of Financial Instruments

 We enter into derivative instruments for risk management purposes only. We operate internationally and in the normal course of business are exposed to fluctuations in interest rates, foreign exchange rates and commodity prices. These fluctuations can increase the costs of financing, investing and operating the business. We use forward contracts, a type of derivative instrument, to manage certain foreign currency exposures.

By nature, all financial instruments involve market and credit risks. We enter into forward contracts with major investment grade financial institutions and have policies to monitor the credit risk of those counterparties. While there can be no assurance, we do not anticipate any material non-performance by any of these counterparties.

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31, 2017 which have been accounted for as cash flow hedges totaled $106.0 million. Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Net unrealized gains on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in accumulated other comprehensive income, totaled $0.7 million at March 31, 2017. It is expected these unrealized gains will be recognized in the consolidated condensed statement of comprehensive income in 2017 and 2018.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2017 which have not been designated as hedges totaled $30.7 million. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(0.2) million and $(0.3) million for the three months ended March 31, 2017 and 2016, respectively, offsetting gains on our intercompany receivables of $0.0 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2017 and December 31, 2016:

March 31, 2017	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$2,528	$(1,419)	$1,109

Derivatives not designated as hedging instruments:
Foreign exchange contracts	21	(41)	(20)

Total derivatives	$2,549	$(1,460)	$1,089

December 31, 2016	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$3,962	$(1,510)	$2,452

Derivatives not designated as hedging instruments:
Foreign exchange contracts	48	(54)	(6)

Total derivatives	$4,010	$(1,564)	$2,446

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at March 31, 2017 and December 31, 2016, we have recorded the net fair value of $1.1 million and $2.4 million, respectively, in prepaid expenses and other current assets.

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

Valuation Hierarchy. A valuation hierarchy was established for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks or inputs that are derived principally from, or corroborated by, observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There have been no significant changes in the assumptions.

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2017 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

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

Note 6 - Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$51,215	$42,821
Work-in-process	13,252	13,315
Finished goods	75,616	79,733
Total	$140,083	$135,869

Note 7 – Earnings (Loss) Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Net loss	$(4,545)	$(2,265)

Basic – weighted average shares outstanding	27,867	27,721

Effect of dilutive potential securities	—	—

Diluted – weighted average shares outstanding	27,867	27,721

Net loss (per share)
Basic	$(0.16)	$(0.08)
Diluted	(0.16)	(0.08)

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. As the Company was in a net loss position at March 31, 2017 and 2016, there were no anti-dilutive shares.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2017 are as follows:

Balance as of December 31, 2016	$397,664

Foreign currency translation	490

Balance as of March 31, 2017	$398,154

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	$213,423	$(77,851)	$213,259	$(75,164)

Promotional, marketing and distribution rights	149,376	(31,500)	149,376	(30,000)

Patents and other intangible assets	67,673	(40,825)	67,509	(40,335)

Developed technology	49,600	(1,674)	49,600	(1,240)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$566,616	$(151,850)	$566,288	$(146,739)

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

Amortization expense related to intangible assets which are subject to amortization totaled $5.2 million and $5.0 million in the three months ended March 31, 2017 and 2016, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 25 years. Customer and distributor relationships are being amortized over a weighted average life of 29 years. Developed technology is being amortized over a weighted average life of 17 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 13 years.  Included in patents and other intangible assets at March 31, 2017 is an in-process research and development asset that is not currently amortized.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2017 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2017	$10,905	$4,500	$15,405
2018	15,823	6,000	21,823
2019	15,678	6,000	21,678
2020	15,699	6,000	21,699
2021	14,307	6,000	20,307
2022	13,136	6,000	19,136

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

Changes in the carrying amount of service and product warranties for the three months ended March 31, are as follows:

	2017	2016
Balance as of January 1,	$1,954	$2,509

Provision for warranties	777	833

Claims made	(906)	(841)

Balance as of March 31,	$1,825	$2,501

Note 10 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2017	2016
Service cost	$151	$113

Interest cost on projected benefit obligation	693	719

Expected return on plan assets	(1,325)	(1,297)

Net amortization and deferral	793	695

Net periodic pension cost	$312	$230

We do not expect to make any pension contributions during 2017.

Note 11 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended March 31,
	2017	2016

Restructuring costs included in cost of sales	$1,169	$864

Restructuring costs	$1,322	$2,791
Business acquisition costs	1,488	9,045
SurgiQuest litigation verdict	12,200	—
Patent settlement costs and other	1,048	—
Acquisition, restructuring and other expense included in selling and administrative expense	$16,058	$11,836

Debt refinancing costs included in other expense	$—	$2,942

During the three months ended March 31, 2017 and 2016, we incurred $1.5 million and $9.0 million in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 3. The costs incurred in 2016 consist of investment banking fees, consulting fees, legal fees associated with the acquisition as well as legal fees associated with the Lexion case as further described in Note 13, costs associated with expensing of unvested options acquired and integration related costs.  The costs incurred in 2017 consist of legal fees associated with the Lexion case, costs associated with expensing of unvested options acquired and integration related cost.

During the three months ended March 31, 2017, we incurred $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict whereby SurgiQuest was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages as further described in Note 13. We have recorded an accrual in other current liabilities at March 31, 2017.

During the three months ended March 31, 2017, we incurred $1.0 million in costs associated with a patent settlement agreement as well as other legal costs.

During 2017 and 2016, we continued our operational restructuring plan. We incurred $1.2 million and $0.9 million in costs associated with the operational restructuring during the three months ended March 31, 2017 and 2016, respectively. These costs were charged to cost of sales and include severance and other charges.

During 2017 and 2016, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $1.3 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.

We have recorded an accrual in current and other long term liabilities of $1.8 million at March 31, 2017 mainly related to severance costs associated with the restructuring. Below is a roll forward of the costs incurred and cash expenditures associated with these activities during the three months ended March 31, 2017 and 2016:

	2017	2016
Balance as of January 1,	$2,643	$7,175

Expenses incurred	2,515	3,655

Payments made	(3,401)	(6,955)

Balance at March 31,	$1,757	$3,875

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
We adjusted our product line disclosures to align with the way we review net sales beginning in fiscal year 2017. In doing so, we consolidated our surgical visualization line into our orthopedic surgery product line disclosure. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures including 2DHD and 3DHD vision technologies and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended March 31,
	2017	2016
Orthopedic surgery	$103,789	$105,299
General surgery	82,778	75,902
Consolidated net sales	$186,567	$181,201

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

Manufacturers of medical devices have been the subject of various enforcement actions relating to interactions with health care providers domestically or internationally whereby companies are claimed to have provided health care providers with inappropriate incentives to purchase their products. Similarly, the Foreign Corrupt Practices Act ("FCPA") imposes obligations on manufacturers with respect to interactions with health care providers who may be considered government officials based on their affiliation with public hospitals. The FCPA also requires publicly listed manufacturers to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management's authorization. The FCPA poses unique challenges both because manufacturers operate in foreign cultures in which conduct illegal under the FCPA may not be illegal in local jurisdictions, and because, in some cases, a United States manufacturer may face risks under the FCPA based on the conduct of third parties over whom the manufacturer may not have complete control.

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business, results of operations or cash flows. We currently maintain commercial product liability insurance of $25 million per incident and $25 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

In September 2013, Lexion Medical ("Lexion") filed suit against SurgiQuest in federal court in the District of Minnesota alleging false advertising under the Lanham Act, as well as various state law claims, including common law trade libel and unfair competition.  In March 2014, SurgiQuest’s motion to dismiss for lack of personal jurisdiction was granted and that same day, SurgiQuest filed suit against Lexion in federal court in the District of Delaware seeking, among other claims, a declaratory judgment that SurgiQuest’s actions did not violate the Lanham Act.  Lexion filed an answer generally denying SurgiQuest’s claims, and asserted counterclaims that were substantially similar to the claims Lexion brought in the Minnesota action.  The underlying claims were that SurgiQuest had engaged in false advertising under the Lanham Act, and had engaged in violations of Delaware state laws, including deceptive trade practices and unfair competition.  Lexion sought damages of $22.0 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising” as well as an unspecified sum for disgorgement of SurgiQuest’s alleged profit.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED as further described in Note 3, and we assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement referenced in Note 3.  On April 11, 2017, a jury returned a verdict finding SurgiQuest liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages. These costs are recorded in selling and administrative expense as of March 31, 2017. The Court entered judgment on April 13, 2017.  We are currently evaluating our plans for an appeal. There can be no assurance an appeal will be successful, if we pursue one.

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provide that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. We have notified the seller that there is a need to redesign the product, and that as a consequence, the first commercial sale has been delayed. Consequently, the payment of contingent milestone and revenue-based payments have been delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract and seeking the contingent payments on an accelerated basis. We do not believe that there is a legitimate basis for seeking the acceleration of the contingent payments, and expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual periods beginning after December 15, 2016. We implemented this new guidance during the first quarter of 2017 and it did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. We adopted this new guidance effective January 1, 2017. This ASU requires the following:

•
All tax effects are now recorded in the statement of operations and are accounted for as an operating activity in the statement of cash flows on a prospective basis. Historically, tax benefits in excess of compensation cost were recorded in equity and were accounted for in the financing section of the cash flow. This ASU was not material during the three months ended March 31, 2017, however there can be no assurance it will not be material in future periods.

•
All cash payments made to taxing authorities on the employee's behalf for withheld shares are to be presented as financing activities in the statement of cash flows on a retrospective basis. As a result, we reclassified a $0.7 million cash outflow from operating activities to financing activities for the three months ended March 31, 2016.

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This did not have a material impact on the Company's diluted net earnings per share calculation.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). This ASU provides amendments to specific statement of cash flows classification issues. This new guidance is effective for periods beginning after December 15, 2017, however early adoption is permitted. The Company adopted this new guidance effective January 1, 2017 and it did not have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for periods beginning after December 15, 2017, however early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance is effective for periods beginning after December 15, 2019, however early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2016 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2016 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures. The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.

We adjusted our product line disclosures to align with the way we review net sales beginning in fiscal year 2017. In doing so, we consolidated our surgical visualization line into our orthopedic surgery product line disclosure. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as, imaging systems for use in minimally invasive surgery procedures including 2DHD and 3DHD vision technologies and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2017	2016

Orthopedic surgery	55.6%	58.1%
General surgery	44.4%	41.9%
Consolidated net sales	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 47% during both the three months ended March 31, 2017 and 2016.

Business Environment

On January 4, 2016, we acquired SurgiQuest, Inc. ("SurgiQuest") for $265 million in cash (on a cash-free, debt-free basis). SurgiQuest develops, manufactures and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current general surgery offering. In connection with the SurgiQuest acquisition, we assumed a lawsuit filed in 2013 by Lexion Medical (“Lexion”) against SurgiQuest. On April 11, 2017 the trial for this lawsuit concluded with the jury awarding $2.2 million in compensatory damages with an additional $10.0 million in punitive damages to Lexion. Refer to Note 3 to the consolidated condensed financial statements for further details on this acquisition and Note 13 to the consolidated condensed financial statements for further details on the lawsuit.

We plan to continue to restructure both operations and administrative functions as necessary throughout the organization. We have successfully executed our restructuring plans over the past few years, however, we cannot be certain future activities will be completed in the estimated time period or that planned cost savings will be achieved.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2016 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Net sales	100.0%	100.0%
Cost of sales	46.5	46.1
Gross profit	53.5	53.9
Selling and administrative expense	50.8	47.4
Research and development expense	4.1	4.6
Income (loss) from operations	(1.3)	2.0
Other expense	—	1.6
Interest expense	2.2	2.1
Loss before income taxes	(3.5)	(1.8)
Benefit from income taxes	(1.1)	(0.5)
Net loss	(2.4)%	(1.2)%
Sales

The following table presents net sales by product line for the three months ended March 31, 2017 and 2016:

	Three Months Ended
			% Change

	2017	2016	As Reported	Constant Currency
Orthopedic surgery	$103.8	$105.3	-1.4%	-0.7%
General surgery	82.8	75.9	9.1%	9.7%
Net sales	$186.6	$181.2	3.0%	3.7%

Single-use products	$149.8	$144.9	3.3%	4.0%
Capital products	36.8	36.3	1.5%	2.4%
Net sales	$186.6	$181.2	3.0%	3.7%

Net sales increased in the three months ended March 31, 2017 mainly due to growth in our advanced surgical and endoscopic technologies product lines. Sales of capital equipment increased 1.5% in the three months ended March 31, 2017 driven by the continued growth in our AirSeal products as well as growth in generators offset by weaker sales in our powered instrument handpieces and video systems. Sales of single-use products increased 3.3% in the three months ended March 31, 2017 driven by continued growth in our AirSeal, endoscopic technologies and sports medicine products offset by weaker sales in our powered instrument single-use and critical care offerings.

•
Orthopedic surgery sales decreased 1.4% in the three months ended March 31, 2017 primarily due to weaker powered instrument and video system sales offset by increased sales in our sports medicine product offering.

•
General surgery sales increased 9.1% in the three months ended March 31, 2017 mainly due to growth of our AirSeal products, generators and endoscopic technologies product offerings offset by lower sales in our critical care product offering.

Cost of Sales

Cost of sales increased to $86.7 million in the three months ended March 31, 2017 as compared to $83.5 million in the three months ended March 31, 2016. Gross profit margins decreased 0.4 percentage points to 53.5% in the three months ended March 31, 2017 as compared to 53.9% in the three months ended March 31, 2016. The decrease in gross profit margins of 0.4 percentage points was mainly a result of the impact of unfavorable foreign currency exchange rates on sales (0.3 percentage points) and the operational restructuring (0.1 percentage points) compared to the same period a year ago.

Selling and Administrative Expense

Selling and administrative expense increased to $94.8 million in the three months ended March 31, 2017 as compared to $85.9 million in the three months ended March 31, 2016. Selling and administrative expense as a percentage of net sales increased to 50.8% in the three months ended March 31, 2017 as compared to 47.4% in the three months ended March 31, 2016. The significant factors affecting the $8.9 million increase in selling and administrative expenses in the three months ended March 31, 2017 compared to the same periods a year ago included (1) $12.2 million in costs associated with the the SurgiQuest, Inc. vs. Lexion Medical litigation verdict as further described in Notes 11 and 13 in the consolidated condensed financial statements (2) $1.0 million in costs associated with a patent settlement agreement as well as other legal costs as further described in Note 11 and (3) higher selling and administrative expense to support the growth of the Company offset by (1) lower costs associated with the SurgiQuest acquisition in 2016 as further described in Notes 3 and 11 to the consolidated condensed financial statements and (2) a $1.5 million decrease in severance and other related costs from the restructuring of certain of our sales, marketing and administrative functions as further described in Note 11.

Research and Development Expense

Research and development expense decreased to $7.6 million in the three months ended March 31, 2017 as compared to $8.3 million in the three months ended March 31, 2016. As a percentage of net sales, research and development expense decreased 0.5 percentage points to 4.1% in the three months ended March 31, 2017 as compared to 4.6% in the three months ended March 31, 2016 due to the timing of our projects.

Other Expense

Other expense in the three months ended March 31, 2016 related to costs associated with our fifth amended and restated senior credit agreement entered into on January 4, 2016. These costs include a $2.7 million charge related to commitment fees paid to certain of our lenders that provided a financing commitment for the SurgiQuest acquisition and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $4.1 million in the three months ended March 31, 2017 from $3.8 million in the three months ended March 31, 2016 due to higher interest rates compared to the same period a year ago.  The weighted average interest rates on our borrowings increased to 3.21% in the three months ended March 31, 2017 as compared to 2.91% in the three months ended March 31, 2016.

Benefit from Income Taxes

Income tax benefit has been recorded at an effective tax rate of 31.3% for the three months ended March 31, 2017 compared to an income tax benefit recorded at an effective tax rate of 29.9% in the three months ended March 31, 2016. The increased benefit in the effective rate was mainly the result of state tax benefits recorded during the three months ended March 31, 2017.  The recording of the tax effects from the implementation of ASU 2016-09, Improvement of Employee Share-Based Payment Accounting, did not have a material impact during the three months ended March 31, 2017, however there can be no assurance it will not impact future periods. Refer to Note 14 in the consolidated condensed financial statements for further details on this new ASU. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2016, under Note 7 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $208.1 million at March 31, 2017.  Net cash provided by (used in) operating activities was $15.3 million and $(16.6) million in the three months ended March 31, 2017 and 2016, respectively, generated on net losses of $4.5 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

The increase in cash flows from operating activities for the three months ended March 31, 2017 compared to March 31, 2016 is mainly related to the prior year having significant cash outflows resulting from the SurgiQuest, Inc. acquisition whereby 2017 has a $12.2 million accrual related to the Lexion trial verdict.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2017 consisted of capital expenditures. Capital expenditures were $2.6 million and $2.8 million in the three months ended March 31, 2017 and 2016, respectively, and are expected to approximate $15.0 million in 2017. The decrease in cash used in investing activities compared to the same period a year ago is the result of $256.4 million in payments during the three months ended March 31, 2016 associated with the SurgiQuest acquisition.

Financing cash flows

Financing activities in the first three months of 2017 resulted in a use of cash of $6.3 million compared to cash provided of $222.4 million in the same period a year ago. Below is a summary of the significant financing activities:

•
During 2016, we had borrowings of $175.0 million on our term loan under our fifth amended and restated credit agreement as further described below. During 2017 and 2016, we repaid $2.2 million on our term loan in accordance with the agreement. During 2017, we had net borrowings on our revolving line of credit of $2.0 million compared to $78.0 million in borrowings in 2016.

•	During 2016, we had debt issuance costs of $5.6 million in conjunction with our fifth amended and restated credit agreement.

•	During 2016, we made our final payment of $16.7 million associated with the distribution and development agreement with Musculoskeletal Transplant Foundation.

•	Dividend payments were $5.6 million during 2017 compared to $5.5 million in 2016.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Interest rates are at LIBOR plus a base rate or a Eurocurrency rate plus an applicable margin (2.99% at March 31, 2017). The applicable margin for base rate loans is 1.00% and for Eurocurrency rate loans is 2.00%.

There were $164.1 million in borrowings outstanding on the term loan as of March 31, 2017. There were $331.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2017. Our available borrowings on the revolving credit facility at March 31, 2017 were $189.2 million with approximately $4.8 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2017. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $3.9 million at March 31, 2017. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2017, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2017. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our fifth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2017 and 2016, we continued our operational restructuring plan. We incurred $1.2 million and $0.9 million in costs associated with the operational restructuring during the three months ended March 31, 2017 and 2016, respectively. These costs were charged to cost of sales and include severance and other charges.

During 2017 and 2016, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $1.3 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively. These costs were charged to selling and administrative expense.

We have recorded an accrual in current and other long term liabilities of $1.8 million at March 31, 2017 mainly related to severance associated with the restructuring.

During recent years we had a number of initiatives to consolidate manufacturing facilities and restructure our sales and administrative functions. Although much of this is complete, we will continue to review our operations and sales and administrative functions to reduce costs and headcount, as necessary. Such cost reductions will likely result in additional charges, including employee termination costs and other exit costs that will be charged to cost of sales and selling and administrative expense, as applicable.

See Note 11 to the consolidated condensed financial statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 14 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2017.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016 and to Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2017.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
April 27, 2017

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

101
The following materials from CONMED Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2017. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.