Form 10-Q
period 2017-09-30
CONMED CORP
filed 2017-11-02
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2017	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 31, 2017 is 27,933,864 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$190,117	$184,792	$573,837	$559,426

Cost of sales	87,570	83,583	266,753	258,055

Gross profit	102,547	101,209	307,084	301,371

Selling and administrative expense	80,807	79,009	259,396	251,681

Research and development expense	8,270	8,353	23,929	24,620

Operating expenses	89,077	87,362	283,325	276,301

Income from operations	13,470	13,847	23,759	25,070

Other expense	—	—	—	2,942

Interest expense	4,806	3,861	13,323	11,448

Income before income taxes	8,664	9,986	10,436	10,680

Provision for income taxes	1,467	2,649	1,645	2,724

Net income	$7,197	$7,337	$8,791	$7,956

Comprehensive income	$10,446	$7,901	$19,666	$10,033

Per share data:

Net income
Basic	$0.26	$0.26	$0.31	$0.29
Diluted	0.26	0.26	0.31	0.28

Dividends per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average common shares
Basic	27,924	27,818	27,915	27,785
Diluted	28,183	27,951	28,124	27,946

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$44,034	$27,428
Accounts receivable, net	146,736	148,244
Inventories	149,537	135,869
Prepaid expenses and other current assets	16,377	18,971
Total current assets	356,684	330,512
Property, plant and equipment, net	117,041	122,029
Goodwill	401,792	397,664
Other intangible assets, net	418,957	419,549
Other assets	66,713	59,229
Total assets	$1,361,187	$1,328,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,542	$10,202
Accounts payable	50,258	41,647
Accrued compensation and benefits	28,636	32,036
Other current liabilities	46,887	30,067
Total current liabilities	139,323	113,952

Long-term debt	494,789	488,288
Deferred income taxes	112,410	119,143
Other long-term liabilities	24,999	27,024
Total liabilities	771,521	748,407

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2017 and 2016, respectively	313	313
Paid-in capital	332,656	329,276
Retained earnings	398,982	406,932
Accumulated other comprehensive loss	(47,651)	(58,526)
Less: 3,371,915 and 3,471,121 shares of common stock
in treasury, at cost in 2017 and 2016, respectively	(94,634)	(97,419)
Total shareholders’ equity	589,666	580,576
Total liabilities and shareholders’ equity	$1,361,187	$1,328,983

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,791	$7,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,993	15,242
Amortization	28,069	25,968
Stock-based compensation	6,340	6,505
Deferred income taxes	(5,129)	(3,977)
Gain on sale of facility	—	(1,890)
Loss on early extinguishment of debt	—	254
Increase in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	6,210	11,335
Inventories	(12,062)	(866)
Accounts payable	7,801	(3,420)
Accrued compensation and benefits	(5,151)	(3,702)
Other assets	(17,917)	(24,317)
Other liabilities	12,809	(2,900)
	35,963	18,232
Net cash provided by operating activities	44,754	26,188

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,232)	(10,436)
Proceeds from sale of a facility	—	5,178
Payments related to business and asset acquisitions, net of cash acquired	(15,194)	(256,450)
Net cash used in investing activities	(24,426)	(261,708)

Cash flows from financing activities:
Payments on term loan	(6,563)	(6,564)
Proceeds from term loan	—	175,000
Payments on revolving line of credit	(98,000)	(130,346)
Proceeds from revolving line of credit	115,000	192,000
Payments related to distribution agreement	—	(16,667)
Payments related to contingent consideration	—	(200)
Payments related to debt issuance costs	—	(5,556)
Dividends paid on common stock	(16,722)	(16,649)
Other, net	(887)	(1,149)
Net cash provided by (used in) financing activities	(7,172)	189,869

Effect of exchange rate changes on cash and cash equivalents	3,450	95

Net increase (decrease) in cash and cash equivalents	16,606	(45,556)

Cash and cash equivalents at beginning of period	27,428	72,504

Cash and cash equivalents at end of period	$44,034	$26,948

Non-cash financing activities:
Dividends payable	$5,585	$5,561

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The unaudited pro forma information for the three and nine months ended September 30, 2016, assuming SurgiQuest occurred as of January 1, 2015 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the SurgiQuest acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$184,792	$559,426
Net income	9,342	21,988

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

Note 4 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$7,197	$7,337	$8,791	$7,956

Other comprehensive income:
Pension liability, net of income tax (income tax expense of $294 and $257 for the three months ended September 30, 2017 and 2016, respectively, and $880 and $771 for the nine months ended September 30, 2017 and 2016, respectively)	500	438	1,501	1,314
Cash flow hedging loss net of income tax (income tax benefit of ($790) and ($483) for the three months ended September 30, 2017 and 2016, respectively, and ($2,312) and ($1,116) for the nine months ended September 30, 2017 and 2016, respectively)	(1,348)	(824)	(3,946)	(1,904)
Foreign currency translation adjustment	4,097	950	13,320	2,667

Comprehensive income	$10,446	$7,901	$19,666	$10,033

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

Other comprehensive income (loss) before reclassifications, net of tax	(3,939)	—	13,320	9,381
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(11)	2,381	—	2,370
Income tax	4	(880)	—	(876)

Net current-period other comprehensive income (loss)	(3,946)	1,501	13,320	10,875

Balance, September 30, 2017	$(2,400)	$(24,957)	$(20,294)	$(47,651)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

Other comprehensive income (loss) before reclassifications, net of tax	(1,598)	—	2,667	1,069
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(485)	2,085	—	1,600
Income tax	179	(771)	—	(592)

Net current-period other comprehensive income (loss)	(1,904)	1,314	2,667	2,077

Balance, September 30, 2016	$(703)	$(24,668)	$(26,446)	$(51,817)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. The amounts recorded in the charts above are for the nine months ended September 30, 2017 and 2016. For the three months ended September 30, 2017, $0.5 million of the cash flow hedging loss and $0.8 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. For the three months ended September 30, 2016, $0.0 million of the cash flow hedging gain and $0.7 million of the pension liability were reclassified from accumulated other comprehensive loss to the statement of income. Refer to Note 5 and Note 10, respectively, for further details.

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2017 which have been accounted for as cash flow hedges totaled $122.5 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $(0.5) million and $0.0 million for the three months ended September 30, 2017 and 2016, respectively. Net realized gains recognized for forward contracts accounted for as cash flow hedges approximated $0.0 million and $0.5 million, respectively, for the nine months ended September 30, 2017 and 2016. Net unrealized losses on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in accumulated other comprehensive income, totaled $2.4 million at September 30, 2017. It is expected these unrealized losses will be recognized in the consolidated condensed statement of comprehensive income in 2017 and 2018.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2017 which have not been designated as hedges totaled $29.8 million. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(0.5) million and $(0.2) million for the three months ended September 30, 2017 and 2016, respectively, offsetting gains on our intercompany receivables of $0.4 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(1.2) million and $(0.4) million for the nine months ended September 30, 2017 and 2016, respectively, offsetting gains on our intercompany receivables of $0.7 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2017 and December 31, 2016:

September 30, 2017	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$1,015	$(4,821)	$(3,806)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	(125)	(125)

Total derivatives	$1,015	$(4,946)	$(3,931)

December 31, 2016	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$3,962	$(1,510)	$2,452

Derivatives not designated as hedging instruments:
Foreign exchange contracts	48	(54)	(6)

Total derivatives	$4,010	$(1,564)	$2,446

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets. Accordingly, at September 30, 2017 and December 31, 2016, we have recorded the net fair value of $3.9 million in other current liabilities and $2.4 million in prepaid expenses and other current assets, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2017 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$43,475	$42,821
Work-in-process	15,082	13,315
Finished goods	90,980	79,733
Total	$149,537	$135,869

Note 7 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$7,197	$7,337	$8,791	$7,956

Basic – weighted average shares outstanding	27,924	27,818	27,915	27,785

Effect of dilutive potential securities	259	133	209	161

Diluted – weighted average shares outstanding	28,183	27,951	28,124	27,946

Net income (per share)
Basic	$0.26	$0.26	$0.31	$0.29
Diluted	0.26	0.26	0.31	0.28

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.3 million and 1.2 million for the three and nine months ended September 30, 2017, respectively, and approximately 1.6 million and 1.4 million for the three and nine months ended September 30, 2016, respectively.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

Balance as of December 31, 2016	$397,664

Goodwill resulting from business acquisition	2,209

Foreign currency translation	1,919

Balance as of September 30, 2017	$401,792

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the nine months ended September 30, 2017, we entered into a business acquisition and recorded goodwill of $2.2 million.

Other intangible assets consist of the following:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	$213,700	$(83,251)	$213,259	$(75,164)

Promotional, marketing and distribution rights	149,376	(34,500)	149,376	(30,000)

Patents and other intangible assets	69,419	(41,917)	67,509	(40,335)

Developed technology	62,204	(2,618)	49,600	(1,240)

Unamortized intangible assets:

Trademarks and tradenames	86,544	—	86,544	—

	$581,243	$(162,286)	$566,288	$(146,739)

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

Amortization expense related to intangible assets which are subject to amortization totaled $5.3 million and $5.0 million in the three months ended September 30, 2017 and 2016, respectively, and $15.6 million and $15.0 million in the nine months ended September 30, 2017 and 2016, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. The weighted average amortization period for intangible assets which are amortized is 25 years. Customer and distributor relationships are being amortized over a weighted average life of 29 years. Developed technology is being amortized over a weighted average life of 17 years, including the $12.6 million acquired during the third quarter of 2017 with a weighted average useful life of 15 years. Promotional, marketing and distribution rights are being amortized over a weighted average life of 25 years. Patents and other intangible assets are being amortized over a weighted average life of 13 years.  Included in patents and other intangible assets at September 30, 2017 is an in-process research and development asset that is not currently amortized.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2017 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2017	$3,959	$1,500	$5,459
2018	16,784	6,000	22,784
2019	16,639	6,000	22,639
2020	16,660	6,000	22,660
2021	15,517	6,000	21,517
2022	14,102	6,000	20,102

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

Changes in the carrying amount of service and product warranties for the nine months ended September 30, are as follows:

	2017	2016
Balance as of January 1,	$1,954	$2,509

Provision for warranties	2,533	2,380

Claims made	(2,653)	(2,653)

Balance as of September 30,	$1,834	$2,236

Note 10 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$151	$113	$452	$339

Interest cost on projected benefit obligation	693	719	2,080	2,158

Expected return on plan assets	(1,325)	(1,297)	(3,975)	(3,892)

Net amortization and deferral	794	695	2,381	2,085

Net periodic pension cost	$313	$230	$938	$690

We do not expect to make any pension contributions during 2017.

Note 11 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Facility consolidation and other costs	$1,306	$—	$2,778	$991
Termination of a product offering	—	—	—	4,546
Restructuring costs included in cost of sales	$1,306	$—	$2,778	$5,537

Restructuring costs	$—	$361	$1,347	$4,105
Business acquisition costs	128	2,695	1,020	14,547
Legal matters	327	619	17,041	2,808
Gain on sale of facility	—	(1,890)	—	(1,890)
Acquisition, restructuring and other expense included in selling and administrative expense	$455	$1,785	$19,408	$19,570

Debt refinancing costs included in other expense	$—	$—	$—	$2,942

During the three and nine months ended September 30, 2017, we incurred $0.1 million and $1.0 million, respectively, in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 3. During the three and nine months ended September 30, 2016, we incurred $2.7 million and $14.5 million in costs, respectively. The costs incurred in 2016 consist of investment banking fees, consulting fees, legal fees associated with the acquisition, costs associated with expensing of unvested options acquired and integration related costs. The costs incurred in 2017 consist of costs associated with expensing of unvested options acquired and integration related costs.

During the nine months ended September 30, 2017, we incurred $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict whereby SurgiQuest was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages as further described in Note 13. These costs are accrued in other current liabilities at September 30, 2017. In addition, during the three and nine months ended September 30, 2017, we incurred $0.3 million and $4.8 million, respectively, in costs associated with this litigation and other legal matters. In the three and nine months ended September 30, 2016, we incurred $0.6 million and $2.8 million, respectively, in legal fees associated with the SurgiQuest, Inc. vs. Lexion Medical litigation.

During the nine months ended September 30, 2016, we incurred a $2.7 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement.

During 2017 and 2016, we continued our operational restructuring plan. As part of this plan, we engaged a consulting firm to assist us in streamlining our product offering and improving our operational efficiency. As a result, we identified certain catalog numbers to be discontinued and consolidated into existing product offerings and recorded a $1.3 million charge in the three months ended September 30, 2017 to write-off inventory which will no longer be offered for sale. For the nine months ended September 30, 2017 and 2016, we incurred $2.8 million and $1.0 million, respectively, in costs associated with the operational restructuring, including severance, inventory and other charges. These costs were charged to cost of sales.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges primarily related to inventory and fixed assets which were included in cost of sales for the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million on the sale of our facility in Centennial, Colorado.

During 2017 and 2016, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $0.4 million for the three months ended September 30, 2016 and $1.3 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.

We have recorded an accrual in current and other long term liabilities of $1.3 million at September 30, 2017 mainly related to severance costs associated with the restructuring. Below is a roll forward of the costs incurred and cash expenditures associated with these activities during the nine months ended September 30, 2017 and 2016:

	2017	2016
Balance as of January 1,	$2,643	$7,175

Expenses incurred	4,125	5,096

Payments made	(5,428)	(10,447)

Balance at September 30,	$1,340	$1,824

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Orthopedic surgery	$98,581	$99,353	$307,931	$310,518
General surgery	91,536	85,439	265,906	248,908
Consolidated net sales	$190,117	$184,792	$573,837	$559,426

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

In September 2013, Lexion Medical ("Lexion") filed suit against SurgiQuest in federal court in the District of Minnesota alleging false advertising under the Lanham Act, as well as various state law claims, including common law trade libel and unfair competition.  In March 2014, SurgiQuest’s motion to dismiss for lack of personal jurisdiction was granted and that same day, SurgiQuest filed suit against Lexion in federal court in the District of Delaware seeking, among other claims, a declaratory judgment that SurgiQuest’s actions did not violate the Lanham Act.  Lexion filed an answer generally denying SurgiQuest’s claims, and asserted counterclaims that were substantially similar to the claims Lexion brought in the Minnesota action.  The underlying claims were that SurgiQuest had engaged in false advertising under the Lanham Act, and had engaged in violations of Delaware state laws, including deceptive trade practices and unfair competition.  Lexion sought damages of $22.0 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising” as well as an unspecified sum for disgorgement of SurgiQuest’s alleged profit.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED as further described in Note 3, and we assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement referenced in Note 3.  On April 11, 2017, a jury returned a verdict finding SurgiQuest liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages. These costs are recorded in selling and administrative expense as of September 30, 2017. The Court entered judgment on April 13, 2017.  We are currently evaluating our plans for an appeal. There can be no assurance an appeal will be successful, if we pursue one.

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

Note 14 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015 and 2016. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services.

The guidance in this ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of January 1, 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company will adopt the new standard on January 1, 2018, and anticipates applying the modified retrospective approach.

We assessed the impact of adopting these ASUs on each of our revenue streams and performed a detailed review of contracts with customers on a sample basis. As a result of our assessment, we do not expect the new guidance to have a material impact on the consolidated financial statements. We have identified certain costs currently included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations that the new standard requires be recorded as a reduction of revenue beginning in 2018. We believe there is no material impact on net income or earnings per share as a result of this change.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. We adopted this new guidance effective January 1, 2017. This ASU requires the following:

•
All tax effects are now recorded in the statement of operations and are accounted for as an operating activity in the statement of cash flows on a prospective basis. Historically, tax benefits in excess of compensation cost were recorded in equity and were accounted for in the financing section of the cash flow. This ASU resulted in a $0.2 million tax benefit during the nine months ended September 30, 2017.

•
All cash payments made to taxing authorities on the employee's behalf for withheld shares are to be presented as financing activities in the statement of cash flows on a retrospective basis. As a result, we reclassified a $1.5 million cash outflow from operating activities to financing activities for the nine months ended September 30, 2016.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. This ASU states when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. In addition, this guidance states in order to be a business, an input and a substantive process must significantly contribute to the ability to produce outputs. This new guidance is effective for periods beginning after December 15, 2017, and early adoption is permitted for interim or annual periods during which an applicable transaction occurs. We adopted this new guidance as of July 1, 2017.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance is effective for periods beginning after December 15, 2019, however early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07 Compensation Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires companies to record the service component of net periodic pension cost in the same income statement line as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic pension cost would be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented.  This guidance is applicable for periods beginning after December 15, 2017 and must be applied retrospectively.  Early adoption is permitted.  The Company is currently assessing the impact of this guidance on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Based Compensation (ASC 718) - Scope of Modification Accounting. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. This guidance is in line with the Company’s current interpretation of ASC 718, Stock Compensation, and we do not expect this clarification to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Orthopedic surgery	51.9%	53.8%	53.7%	55.5%
General surgery	48.1%	46.2%	46.3%	44.5%
Consolidated net sales	100.0%	100.0%	100.0%	100.0%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 48% and 46% during the three months ended September 30, 2017 and 2016, respectively, and 48% and 47% during the nine months ended September 30, 2017 and 2016, respectively.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.1	45.2	46.5	46.1
Gross profit	53.9	54.8	53.5	53.9
Selling and administrative expense	42.5	42.8	45.2	45.0
Research and development expense	4.3	4.5	4.2	4.4
Income from operations	7.1	7.5	4.1	4.5
Other expense	—	—	—	0.5
Interest expense	2.5	2.1	2.3	2.0
Income before income taxes	4.6	5.4	1.8	1.9
Provision for income taxes	0.8	1.4	0.3	0.5
Net income	3.8%	4.0%	1.5%	1.4%
Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended				Nine Months Ended
			% Change				% Change
	2017	2016	As Reported	Constant Currency	2017	2016	As Reported	Constant Currency
Orthopedic surgery	$98.6	$99.4	-0.8%	-1.6%	$307.9	$310.5	-0.8%	-0.4%
General surgery	91.5	85.4	7.1%	7.0%	265.9	248.9	6.8%	7.3%
Net sales	$190.1	$184.8	2.9%	2.4%	$573.8	$559.4	2.6%	3.0%

Single-use products	$153.2	$146.7	4.5%	4.0%	$462.4	$445.8	3.7%	4.2%
Capital products	36.9	38.1	-3.3%	-3.8%	111.4	113.6	-2.0%	-1.6%
Net sales	$190.1	$184.8	2.9%	2.4%	$573.8	$559.4	2.6%	3.0%

Net sales increased 2.9% and 2.6% as reported in the three and nine months ended September 30, 2017, respectively, compared to the same periods a year ago mainly due to growth in our General Surgery product line. Foreign exchange had a 50 basis point favorable and 40 basis point unfavorable impact on reported sales growth for the three and nine months ended September 30, 2017, respectively. Single-use product sales grew 4.5% and 3.7% in the three and nine months ended September 30, 2017, respectively, as reported and 4.0% and 4.2% on a constant currency basis in the three and nine months ended September 30, 2017, respectively. These increases were partially offset by 3.3% and 2.0% declines in capital products as reported and 3.8% and 1.6% declines in capital products on a constant currency basis for the same periods.

•
Orthopedic surgery sales decreased 0.8%, as reported, in both the three and nine months ended September 30, 2017, and decreased 1.6% and 0.4% on a constant currency basis as increased sales of sports medicine single-use products were offset by capital equipment declines.

•
General surgery sales increased 7.1% and 6.8% as reported and 7.0% and 7.3% on a constant currency basis in the three and nine months ended September 30, 2017 driven primarily by sales growth of our AirSeal®, smoke management and endoscopic technologies products.

Cost of Sales

Cost of sales increased to $87.6 million in the three months ended September 30, 2017 as compared to $83.6 million in the three months ended September 30, 2016. Cost of sales increased to $266.8 million in the nine months ended September 30, 2017 as compared to $258.1 million in the nine months ended September 30, 2016. Gross profit margins decreased 0.9 percentage points to 53.9% in the three months ended September 30, 2017 as compared to 54.8% in the three months ended September 30, 2016. The decrease in gross profit margins of 0.9 percentage points in the three months ended September 30, 2017 was mainly a result of cost related to our ongoing restructuring and product mix, offset by the impact of favorable foreign currency exchange rates on sales. Gross profit margins decreased 0.4 percentage points to 53.5% in the nine months ended September 30, 2017 as compared to 53.9% in the nine months ended September 30, 2016. The decrease in gross profit margins of 0.4 percentage points in the nine months ended September 30, 2017 was mainly due to higher costs related to manufacturing variances in 2017 compared to the same period a year ago and the impact of unfavorable foreign currency exchange rates on sales in 2017 compared to the same period a year ago. These were offset by lower restructuring costs in 2017 mainly driven by the discontinuation of our Altrus product offering during 2016.

Selling and Administrative Expense

Selling and administrative expense increased to $80.8 million in the three months ended September 30, 2017 as compared to $79.0 million in the three months ended September 30, 2016 and increased to $259.4 million in the nine months ended September 30, 2017 as compared to $251.7 million in the nine months ended September 30, 2016. Selling and administrative expense as a percentage of net sales decreased to 42.5% in the three months ended September 30, 2017 as compared to 42.8% in the three months ended September 30, 2016 and increased to 45.2% in the nine months ended September 30, 2017 as compared to 45.0% in the nine months ended September 30, 2016.

The significant factors affecting the 0.3 percentage point decrease in selling and administrative expense in the three months ended September 30, 2017 as compared to the same period a year ago included (1) a $2.6 million decrease in costs associated with the SurgiQuest acquisition in 2016 as further described in Notes 3 and 11 to the consolidated condensed financial statements and (2) a $0.3 million decrease in legal fees associated with the SurgiQuest, Inc. vs. Lexion Medical litigation as further described in Notes 11 and 13. These decreases were offset by (1) a $1.9 million gain on the sale of our Centennial, CO facility in 2016 as further described in Note 11 and (2) higher selling and administrative expense to support the growth of the Company.

The significant factors affecting the 0.2 percentage point increase in selling and administrative expenses in the nine months ended September 30, 2017 compared to the same periods a year ago included (1) $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict as further described in Notes 11 and 13 in the consolidated condensed financial statements, (2) a $2.0 million increase in legal fees associated with this litigation as well as other legal matters as further described in Note 11, (3) a $1.9 million gain on the sale of our Centennial, CO facility in 2016 and (4) higher selling and administrative expense to support the growth of the Company. These increases were offset by (1) a $13.5 million decrease in costs associated with the SurgiQuest acquisition in 2016 as further described in Notes 3 and 11 to the consolidated condensed financial statements and (2) a $2.8 million decrease in severance and other related costs from the restructuring of certain of our sales, marketing and administrative functions as further described in Note 11.

Research and Development Expense

Research and development expense remained relatively flat at $8.3 million in the three months ended September 30, 2017 as compared to $8.4 million in the three months ended September 30, 2016 and decreased to $23.9 million in the nine months ended September 30, 2017 as compared to $24.6 million in the nine months ended September 30, 2016. As a percentage of net sales, research and development expense decreased 0.2 percentage points to 4.3% in the three months ended September 30, 2017 as compared to 4.5% in the three months ended September 30, 2016 and decreased 0.2 percentage points to 4.2% in the nine months ended September 30, 2017 as compared to 4.4% in the nine months ended September 30, 2016 due to the timing of our projects.

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

Interest Expense

Interest expense increased to $4.8 million in the three months ended September 30, 2017 from $3.9 million in the three months ended September 30, 2016 and increased to $13.3 million in the nine months ended September 30, 2017 from $11.4 million in the nine months ended September 30, 2016 due to higher interest rates compared to the same period a year ago. The weighted average interest rates on our borrowings increased to 3.68% in the three months ended September 30, 2017 as compared to 2.97% in the three months ended September 30, 2016 and increased to 3.44% in the nine months ended September 30, 2017 from 2.90% in the nine months ended September 30, 2016.

Provision for Income Taxes

Income tax expense has been recorded at an effective tax rate of 16.9% for the three months ended September 30, 2017 compared to income tax expense recorded at an effective tax rate of 26.5% in the three months ended September 30, 2016. The decrease in the effective tax rate for the three months ended September 30, 2017 was due to additional tax benefits related to the resolution of certain SurgiQuest acquisition tax matters. Income tax expense for the nine months ended September 30, 2017 has been recorded at an effective tax rate of 15.8% compared to income tax expense recorded at an effective tax rate of 25.5% in the nine months ended September 30, 2016. The decrease in the effective rate for the nine months ended September 30, 2017 was the result of additional tax benefits related to the resolution of certain SurgiQuest acquisition tax matters, state tax benefits and stock option benefits recorded in accordance with ASU 2016-09 (Improvement of Employee Share Based Payment Accounting) as further described in Note 14 to the consolidated condensed financial statements. There can be no assurance the recording of the tax effects resulting from the implementation of ASU 2016-09 will not have any material impact in future periods. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2016, under Note 7 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $217.4 million at September 30, 2017.  Net cash provided by operating activities was $44.8 million and $26.2 million in the nine months ended September 30, 2017 and 2016, respectively, generated on net income of $8.8 million and $8.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The increase in cash flows from operating activities for the nine months ended September 30, 2017 compared to September 30, 2016 is mainly related to the prior year having significant cash outflows resulting from the SurgiQuest, Inc. acquisition whereby 2017 has a $12.2 million accrual related to the Lexion trial verdict, as further described in Note 13 to the consolidated condensed financial statements. This is partially offset by higher inventory levels at September 30, 2017 as we increase production during the third quarter in anticipation of higher fourth quarter sales and increases in other assets due to higher levels of equipment used for demonstration.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2017 consisted of capital expenditures, the purchase of a business and asset acquisitions. Capital expenditures were $9.2 million and $10.4 million in the nine months ended September 30, 2017 and 2016, respectively, and are expected to approximate $15.0 million in 2017. The purchase of a business in the second quarter of 2017 and asset acquisitions in the third quarter of 2017 totaled $15.2 million. The decrease in cash used in investing activities compared to the same period a year ago is the result of $256.5 million in payments during the nine months ended September 30, 2016 associated with the SurgiQuest acquisition.

Financing cash flows

Financing activities in the first nine months of 2017 resulted in a use of cash of $7.2 million compared to cash provided of $189.9 million in the same period a year ago. Below is a summary of the significant financing activities:

•
During 2016, we had borrowings of $175.0 million on our term loan under our fifth amended and restated credit agreement as further described below. During 2017 and 2016, we repaid $6.6 million on our term loan in accordance with the agreement. During 2017, we had net borrowings on our revolving line of credit of $17.0 million compared to $61.7 million in borrowings in 2016.

•	During 2016, we had debt issuance costs of $5.6 million in conjunction with our fifth amended and restated credit agreement.

•	During 2016, we made our final payment of $16.7 million associated with the distribution and development agreement with Musculoskeletal Transplant Foundation.

•	Dividend payments were $16.7 million and $16.6 million during 2017 and 2016, respectively.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Interest rates are at LIBOR plus 2.00% (3.24% at September 30, 2017). For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month Eurocurrency Rate plus 1.00%.

There were $159.7 million in borrowings outstanding on the term loan as of September 30, 2017. There were $346.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2017. Our available borrowings on the revolving credit facility at September 30, 2017 were $175.6 million with approximately $3.4 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2017. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $3.2 million at September 30, 2017. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2017, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2017. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our fifth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Restructuring

During 2017 and 2016, we continued our operational restructuring plan. As part of this plan, we engaged a consulting firm to assist us in streamlining our product offering and improving our operational efficiency. As a result, we identified certain catalog numbers to be discontinued and consolidated into existing product offerings and recorded a $1.3 million charge in the three months ended September 30, 2017 to write-off inventory which will no longer be offered for sale. For the nine months ended September 30, 2017 and 2016, we incurred $2.8 million and $1.0 million, respectively, in costs associated with the operational restructuring, including severance, inventory and other charges. These costs were charged to cost of sales.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges which were included in cost of sales for the nine months ended September 30, 2016.

During 2017 and 2016, we restructured certain selling and administrative functions and incurred severance and other related costs in the amount of $0.4 million for the three months ended September 30, 2016 and $1.3 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.

We have reduced our restructuring accrual in current and other long term liabilities to $1.3 million at September 30, 2017 primarily through severance payments.

During recent years, we had a number of initiatives to consolidate manufacturing facilities and restructure our sales and administrative functions. Although much of this is complete, we will continue to review our operations and sales and administrative functions to reduce costs and headcount, as necessary. Such cost reductions will likely result in additional charges, including employee termination costs and other exit costs that will be charged to cost of sales and selling and administrative expense, as applicable.

See Note 11 to the consolidated condensed financial statements for further discussions regarding restructuring.

New accounting pronouncements

See Note 14 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2017.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016 and to Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit	Sequential Page Number

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Luke A. Pomilio pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certifications of Curt R. Hartman and Luke A. Pomilio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-3

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Condensed Balance Sheets at September 30, 2017 and December 31, 2016, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2017.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Luke A. Pomilio
Luke A. Pomilio
Executive Vice President, Finance and
Chief Financial Officer

Date:
November 2, 2017