Form 10-K
period 2017-12-31
CONMED CORP
filed 2018-02-26
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C.
20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017	Commission file number 0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York	16-0977505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 French Road, Utica, New York	13502
(Address of principal executive offices)	(Zip Code)

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
Yes ☐      No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1,422,206,289 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 21, 2018 was 27,975,424.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement and any other informational filings for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2017

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2017 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate”, “project”, “believe”, “anticipate”, “intend”, “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	changes in foreign exchange and interest rates;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of an information security breach, including a cybersecurity breach;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation;

•	the risk of a lack of allograft tissues due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues;

•	compliance with and changes in regulatory requirements; and

•	various other factors referenced in this Form 10-K.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970.  CONMED is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,100 employees distribute its products worldwide from three primary manufacturing locations.

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

Business Strategy

Our principal objectives are to improve the quality of surgical outcomes and patient care through the development of innovative medical devices, the refinement of existing products and the development of new technologies which reduce risk, trauma, cost and procedure time.  We believe that by meeting these objectives we will enhance our ability to anticipate and adapt to customer needs and market opportunities and provide shareholders with favorable investment returns.  We intend to achieve future growth in revenues and earnings through the following initiatives:

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

•
Realize Manufacturing and Operating Efficiencies.  We continually review our production systems for opportunities to reduce operating costs, consolidate product lines or process flows, reduce inventory requirements and optimize existing processes.  Our vertically integrated manufacturing facilities allow for further opportunities to reduce overhead and increase operating efficiencies and capacity utilization.

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

Products

Beginning in fiscal year 2017, we adjusted our product line disclosures to align with the way we review net sales. In doing so, we consolidated our surgical visualization product line into our orthopedic surgery product line disclosure for all years presented. The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2017	2016	2015
Orthopedic surgery	54%	55%	62%
General surgery	46	45	38
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$796,392	$763,520	$719,168

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

We offer a comprehensive range of devices and products to repair injuries in the articulating joint areas of the body.  Many of these injuries are the result of sports related events or similar traumas.  Our sports medicine products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants as well as related disposable products and fluid management systems.  It is our standard practice to place some of these products, such as shaver consoles and fluid pumps, with certain customers at no charge in exchange for commitments to purchase disposable products over certain time periods.  We loan this capital equipment, and it is subject to return if the customer does not meet certain minimum single-use purchases. Single-use products include products such as shaver blades, burs and pump tubing.  In sports medicine, we compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc. and Zimmer Biomet, Inc.

Our powered instruments offering is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, plastic, ENT, neurological, spinal and cardiothoracic surgeries. Our newest product is the Hall 50™ Powered Instrument System, specifically designed to meet the requirements of most orthopedic applications.  The modularity and versatility of the Hall 50™ Powered Instrument System allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy and some small bone procedures.  In powered instruments, our competition includes Stryker Corporation; Medtronic plc; Johnson & Johnson: DePuy Synthes, Inc.; MicroAire Surgical Instruments, LLC and Zimmer Biomet, Inc.

Our surgical visualization products offer imaging systems for use in minimally invasive orthopedic and general surgery procedures including 2DHD and 3DHD vision technologies. In surgical visualization, our competition includes Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Olympus, Inc.; Richard Wolf and Karl Storz GmbH.

The Company is party to a worldwide Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”) for the worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related areas. Under the terms of this agreement, we are the exclusive worldwide promoter of these allograft tissues, which includes the reconstruction and/or replacement of tendon, ligament, cartilage or menisci, along with the correction of deformities within the extremities.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical, endoscopic technologies and critical care.

Our advanced surgical product offering includes the leading clinical insufflation system (AirSeal®), an extensive energy line and a broad offering of endomechanical products. AirSeal® includes proprietary valveless access ports to deliver significant benefits to traditional minimally invasive surgery and robotic surgery. The electrosurgical offering consists of monopolar and bipolar generators, Argon beam coagulation generators, handpieces, smoke management systems and other accessories. Our endomechanical products offer a full line of instruments, including tissue retrieval bags, trocars, suction irrigation devices, graspers, scissors and dissectors, used in minimally invasive surgery. We offer a unique and premium uterine manipulator called VCARE® for use in increasing the efficiency of laparoscopic hysterectomies and other gynecologic laparoscopic procedures. Our competition includes Medtronic plc; Johnson & Johnson: Ethicon Endo-Surgery, Inc.; Stryker Endoscopy, Olympus, ERBE Elektromedizin GmbH; and Applied Medical Resources Corporation.

Our endoscopic technologies offering includes a comprehensive line of minimally invasive diagnostic and therapeutic products used in conjunction with procedures which utilize flexible endoscopy. This offering includes mucosal management devices, forceps, scope management accessories, bronchoscopy devices, dilatation, stricture management devices, hemostasis, biliary devices and polypectomy. Our competition includes Boston Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus, Inc.; STERIS Corporation - U.S. Endoscopy and Cantel Medical- Medivators, Inc.

Our critical care offering includes a line of vital signs, cardiac monitoring and patient care products including ECG electrodes & accessories, cardiac defibrillation & pacing pads and a complete line of suction instruments and tubing. Finally, we offer a physician's office electrosurgical product mainly used by dermatologists. Critical care's main competition includes Cardinal (formerly Medtronic plc) and 3M Company.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Italy, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 33% of our total net sales in 2017.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2017, 2016 and 2015.

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

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $1.8 million, $2.3 million and $2.3 million in 2017, 2016 and 2015, respectively.

Amounts expended for Company research and development were approximately $32.3 million, $32.3 million and $27.4 million during 2017, 2016 and 2015, respectively.

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

Employees

As of December 31, 2017, we had approximately 3,100 full-time employees, including approximately 1,960 in operations, 140 in research and development and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

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

In addition, approximately 20% of our revenues are derived from the sale of capital products.  The sales of such products are negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

Our significant international operations subject us to foreign currency fluctuations and other risks associated with operating in countries outside the Untied States.

A significant portion of our revenues are derived from international sales.  Approximately 48% of our total 2017 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 33% of our total net sales in 2017.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have implemented a hedging strategy involving foreign currency forward contracts for 2017, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2019. Our international presence exposes us to certain other inherent risks, including:

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

Provisions of healthcare legislation, including provisions of the Patient Protection and Affordable Care Act ("ACA"), could meaningfully change the way health care is developed and delivered and may adversely affect our business and results of operations.  For example, the ACA includes provisions aimed at improving quality and decreasing costs of Medicare, governing comparative effectiveness research, and implementing an independent payment advisory board and pilot programs to evaluate alternative payment methodologies.  That legislation also included a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products, which has been delayed until 2020.  We also face uncertainties that might result in the modification or repeal of any provisions of the ACA, including as a result of current and future executive orders and legislative actions. The uncertainty associated with modifications or a repeal could generally cause healthcare markets to be unstable and we could be subject to some interruptions, the magnitude of which are impossible to determine, as healthcare providers, both facilities and medical professionals, who have benefited from the ACA determine the paths forward.

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

In this regard, from time to time, the Company may receive an information request or subpoena from a government agency, such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. Alternatively, employees or private parties may provide us with reports of alleged misconduct. These information requests or subpoenas may or may not be routine inquiries, or may begin as informal or routine inquiries and over time develop into investigations or enforcement actions of various types under the FCPA or otherwise. Similarly, the employee and third party reports may prompt us to conduct internal investigations into the alleged misconduct. As a medical device company, CONMED’s operations and interactions with government hospitals, healthcare professionals and purchasers may be subject to various federal and state regulations, including the federal False Claims Act, which provides, in part, that the federal government may bring a lawsuit against any person or entity that it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment to the government, or has made or used, or caused to be made or used, a false statement or false record material to a false claim. In addition, in certain circumstances, private parties may bring so-called Qui Tam claims as plaintiffs purportedly on behalf of the government asserting claims arising under the False Claims Act. A violation of the False Claims Act may result in fines up to $11,000 for each false claim, plus up to three times the amount of damages sustained by the government, and may also provide the basis for the imposition of administrative penalties and exclusion from participation in federal healthcare programs. Many states have enacted false claims acts that are similar to the federal False Claims Act. No inquiry or claim that the Company currently faces or has faced to date, and no report of misconduct that the Company has received to date, has had a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance, however, that any pending inquiries will become investigations or enforcement actions, or the costs associated with responding to such inquiries, investigations, enforcement actions or investigations relating to reports of misconduct will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

As of December 31, 2017, we had $486.9 million of debt outstanding, representing 42% of total capitalization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 to our consolidated financial statements.

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

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers.

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related, information assets used in or necessary to conduct business.  We leverage our internal information technology infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. In limited instances, we may also come into possession of information related to patients of our physician customers. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems and otherwise held by companies is evolving, and adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While the breaches of our IT systems to date have not been material to our business or results of operations, the costs of attempting to protect IT systems and data may increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm as well as significant costs from remediation, litigation and regulatory actions.

If we infringe third parties’ patents, or if we lose our patents or they are held to be invalid, we could become subject to liability and our competitive position could be harmed.

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2018 through 2038 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial.  We cannot assure you that:

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Chihuahua, Mexico	207,720	Lease	September 2019
Chihuahua, Mexico	40,626	Lease	March 2028
Lithia Springs, GA	188,400	Lease	December 2019
Brussels, Belgium	58,276	Lease	June 2024
Milford, CT	40,542	Lease	November 2020
Mississauga, Canada	22,378	Lease	December 2018
Greenwood Village, CO	22,162	Lease	April 2024
Westborough, MA	19,515	Lease	June 2020
Frenchs Forest, Australia	16,912	Lease	July 2020
Seoul, Korea	15,585	Lease	January 2020
Anaheim, CA	14,037	Lease	August 2018
Frankfurt, Germany	13,606	Lease	March 2023
Milan, Italy	13,024	Lease	March 2023
Barcelona, Spain	12,820	Lease	December 2023
Swindon, Wiltshire, UK	8,562	Lease	December 2020
Askim, Sweden	8,353	Lease	May 2019
Lyon, France	7,492	Lease	November 2026
Beijing, China	6,799	Lease	June 2018
Beijing, China	3,456	Lease	September 2019
Copenhagen, Denmark	5,899	Lease	October 2018
Shanghai, China	4,308	Lease	August 2021
New York, NY	3,473	Lease	September 2022
Warsaw, Poland	3,222	Lease	February 2023
Espoo, Finland	3,078	Lease	Open Ended
Innsbruck, Austria	1,820	Lease	June 2020
Tokyo, Japan	1,339	Lease	January 2019

Our principal manufacturing facilities are located in Utica, NY, Largo, FL and Chihuahua, Mexico. Lithia Springs, GA and Brussels, Belgium are our principal distribution centers. The remaining facilities are generally sales and administrative offices with certain offices also including smaller distribution centers.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the NASDAQ Stock Market under the symbol “CNMD”. At January 31, 2018, there were 567 registered holders of our common stock and approximately 5,333 accounts held in “street name”.

The following table sets forth quarterly high and low closing sales prices for the years ended December 31, 2017 and 2016, as reported by the NASDAQ Stock Market.

	2017
Period	High	Low
First Quarter	$45.55	$40.11
Second Quarter	52.49	43.50
Third Quarter	52.52	48.38
Fourth Quarter	54.24	49.30

	2016
Period	High	Low
First Quarter	$42.61	$36.16
Second Quarter	47.73	38.97
Third Quarter	50.00	38.48
Fourth Quarter	46.45	37.75

Our Board of Directors has authorized a share repurchase program; see Note 8 to the consolidated financial statements.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2016 and 2017. The fourth quarter dividend for 2017 was paid on January 5, 2018 to shareholders of record as of December 15, 2017. The total dividend payable at December 31, 2017 was $5.6 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Consolidated Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statements of Operations Data (1):
Net sales	$796,392	$763,520	$719,168	$740,055	$762,704
Cost of sales (2)	365,351	355,190	337,466	335,998	350,287
Gross profit	431,041	408,330	381,702	404,057	412,417
Selling and administrative expense (3)	351,799	338,400	303,091	323,492	330,078
Research and development expense	32,307	32,254	27,436	27,779	25,831
Income from operations	46,935	37,676	51,175	52,786	56,508
Other expense (4)	—	2,942	—	—	263
Interest expense	18,203	15,359	6,031	6,111	5,613
Income before income taxes	28,732	19,375	45,144	46,675	50,632
Provision (benefit) for income taxes(5)	(26,755)	4,711	14,646	14,483	14,693
Net income	$55,487	$14,664	$30,498	$32,192	$35,939

Per Share Data:
Basic earnings per share	$1.99	$0.53	$1.10	$1.17	$1.30

Diluted earnings per share	$1.97	$0.52	$1.09	$1.16	$1.28

Dividends per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.65

Weighted Average Number of Common Shares In Calculating:
Basic earnings per share	27,939	27,804	27,653	27,401	27,722
Diluted earnings per share	28,171	27,964	27,858	27,769	28,114

Other Financial Data:
Depreciation and amortization	$58,548	$55,309	$43,879	$45,734	$47,867
Capital expenditures	12,842	14,753	15,009	15,411	18,445

Balance Sheet Data (at period end):
Cash and cash equivalents	$32,622	$27,428	$72,504	$66,332	$54,443
Total assets(6)	1,357,961	1,328,983	1,101,700	1,086,703	1,079,881
Long-term obligations(6)	576,526	634,455	396,909	389,449	362,336
Total shareholders’ equity	631,432	580,576	585,073	581,298	606,319

(1)	Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. Refer to Note 2 to the consolidated financial statements.

(2)
In 2017, 2016, 2015, 2014 and 2013, we incurred charges related to the restructuring of certain of our manufacturing operations of $2.9 million, $3.1 million, $8.0 million, $5.6 million and $6.5 million, respectively; in 2016 and 2013 we incurred charges of $4.5 million and $2.1 million, respectively, related to the termination of a product offering.  See additional discussion in Note 12 to the consolidated financial statements.

(3)	Acquisition, restructuring and other expense included in selling and administrative costs are the following:

	2017	2016	2015	2014	2013

Restructuring costs	$1,347	$6,670	$13,655	$3,354	$8,750
Business acquisition costs	2,336	17,029	2,543	722	—
Legal matters	17,480	3,773	—	—	—
Gain on sale of facility	—	(1,890)	—	—	—
Management restructuring costs	—	—	—	12,546	—
Shareholder activism costs	—	—	—	3,966	—
Patent dispute and other matters	—	—	—	3,374	3,206
Pension settlement expense	—	—	—	—	1,443
Acquisition, restructuring and other expense included in selling and administrative expense	$21,163	$25,582	$16,198	$23,962	$13,399

See additional discussion in Notes 2, 11 and 12 to the consolidated financial statements.

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

(5)	During 2017, we recorded a deferred tax benefit of $31.9 million as a result of the 2017 Tax Cuts and Jobs Act. Refer to Note 7 to the consolidated financial statements for further details.

(6)
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

Beginning in fiscal year 2017, we adjusted our product line disclosures to align with the way we review net sales. In doing so, we consolidated our surgical visualization product line into our orthopedic surgery product line for all years presented. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as, imaging systems for use in minimally invasive surgery procedures including 2DHD and 3DHD vision technologies and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	2017	2016	2015
Orthopedic surgery	54%	55%	62%
General surgery	46	45	38
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 48%, 48% and 50% in 2017, 2016 and 2015, respectively.

Business Environment

On January 4, 2016, we acquired SurgiQuest, Inc. ("SurgiQuest") for $265 million in cash (on a cash-free, debt-free basis). SurgiQuest develops, manufactures and markets the AirSeal® System, the first integrated access management technology for use in laparoscopic and robotic procedures. This proprietary and differentiated access system is complementary to our current general surgery offering. In connection with the SurgiQuest acquisition, we assumed a lawsuit filed in 2013 by Lexion Medical (“Lexion”) against SurgiQuest. On April 11, 2017, the trial for this lawsuit concluded with the jury awarding $2.2 million in compensatory damages with an additional $10.0 million in punitive damages to Lexion. Refer to Note 2 to the consolidated financial statements for further details on this acquisition and Note 11 to the consolidated financial statements for further details on the lawsuit.

During 2017, we recorded a deferred tax benefit of $31.9 million as a result of the 2017 Tax Cuts and Jobs Act. Although we are still assessing the overall impact, we believe this Act will result in a lower tax on domestic earnings than we have historically recorded. Refer to Note 7 to the consolidated financial statements for further details.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Factors that contribute to the recognition of goodwill include synergies that are specific to our business and are expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio. Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing during the fourth quarter of 2017. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value continues to exceed carrying value.

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

For all other indefinite-lived intangible assets, we perform a qualitative impairment test. Based upon this assessment, we have determined that our indefinite-lived intangible assets are not impaired.

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

The weighted-average discount rate used to measure pension liabilities at December 31, 2017 and the estimated 2018 pension expense is set by reference to the Mercer Above Mean Yield Curve. When setting the discount rate, we consider the individual characteristics of the plan, such as projected cash flow patterns.  The effective rates used in determining the December 31, 2017 and 2016 pension liabilities were 3.69% and 4.28%, respectively. Effective rates of 4.28% and 4.54% were used for determining the pension liabilities that are the basis for the 2017 and 2016 pension expense, respectively. As further discussed in Note 10 to the consolidated financial statements, in 2016 we changed the method used to estimate the interest cost component of the pension expense to the spot rate approach resulting in an effective rate of interest equal to 3.49% and 3.77% for 2017 and 2016, respectively. The rate used in determining 2018 estimated pension expense is 3.69% for the benefit obligation and 3.28% for the effective interest rate on the benefit obligation.

We have used an expected rate of return on pension plan assets of 8.0% for purposes of determining the net periodic pension benefit cost for 2017 and plan to use 7.5% for 2018 based on our year-end analysis of probable returns based on our asset mix.  In determining the expected return on pension plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance.  In addition, we consult with financial and investment management professionals in developing appropriate targeted rates of return.

Pension expense in 2018 is expected to be $0.8 million. Pension expense was $0.9 million in 2017.  In addition, we do not expect to make any contributions to the pension plan for the 2018 plan year.

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

Income Taxes

The recorded future tax benefit arising from deductible temporary differences and tax carryforwards is approximately $50.2 million at December 31, 2017.  Management believes that earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2016. Tax years subsequent to 2016 are subject to future examination.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.9	46.5	46.9
Gross profit	54.1	53.5	53.1
Selling and administrative expense	44.2	44.3	42.1
Research and development expense	4.1	4.2	3.8
Income from operations	5.9	4.9	7.1
Other expense	—	0.4	—
Interest expense	2.3	2.0	0.8
Income before income taxes	3.6	2.5	6.3
Provision (benefit) for income taxes	(3.4)	0.6	2.0
Net income	7.0%	1.9%	4.2%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2017, 2016 and 2015:

	Years Ended
				% Change from 2016 to 2017		% Change from 2015 to 2016
	2017	2016	2015	As Reported	Constant Currency	As Reported	Constant Currency
Orthopedic surgery	$428.9	$422.1	$445.0	1.6%	1.5%	-5.1%	-2.3%
General surgery	367.5	341.4	274.2	7.6%	7.8%	24.5%	26.0%
Net sales	$796.4	$763.5	$719.2	4.3%	4.3%	6.2%	8.6%

Single-use products	$637.0	$605.8	$567.3	5.2%	5.2%	6.8%	9.3%
Capital products	159.4	157.7	151.9	1.1%	1.0%	3.8%	6.1%
Net sales	$796.4	$763.5	$719.2	4.3%	4.3%	6.2%	8.6%

Net sales increased 4.3% to $796.4 million in 2017 and 6.2% in 2016 to $763.5 million from $719.2 million in 2015. The increase in 2017 was due to the continued growth in general surgery and the return to growth in orthopedic surgery, as described below. The increase in 2016 sales compared to the same period 2015 was mainly due to growth in our General Surgery product line due to the SurgiQuest acquisition.

•
Orthopedic surgery sales increased 1.6% in 2017 to $428.9 million after a decrease of 5.1% in 2016 to $422.1 million from $445.0 million in 2015. In 2017, the increase was mainly driven by our sports medicine offerings, including new product introductions, partially offset by lower capital sales. In 2016, the decrease was mainly due to the unfavorable impact of foreign exchange, lower sales in our capital products and resection product offering offset by increases in our procedure specific product offering.

•
General surgery sales increased 7.6% in 2017 to $367.5 million after an increase of 24.5% in 2016 to $341.4 million from $274.2 million in 2015. The increase in 2017 was driven primarily by sales growth of our advanced surgical product offering, particularly in AirSeal® and new product introductions, and endoscopic technologies products, particularly in new product introductions. The increase in 2016 was mainly due to the SurgiQuest acquisition.

Cost of Sales

Cost of sales was $365.4 million in 2017, $355.2 million in 2016 and $337.5 million in 2015.  Gross profit margins were 54.1% in 2017, 53.5% in 2016 and 53.1% in 2015.  The increase in gross profit margins of 0.6 percentage points in 2017 was mainly the result of reduced restructuring costs. The increase of 0.4 percentage points in 2016 was mainly a result of the impact of favorable production variances (1.2 percentage points) and product mix (0.3 percentage points), partially offset by unfavorable foreign currency exchange rates on sales (1.1 percentage points).

Selling and Administrative Expense

Selling and administrative expense was $351.8 million in 2017, $338.4 million in 2016 and $303.1 million in 2015. Selling and administrative expense as a percentage of net sales was 44.2% in 2017, 44.3% in 2016 and 42.1% in 2015.

The factors affecting the 0.1 percentage point decrease in selling and administrative expense as a percentage of net sales in 2017 as compared to the same period a year ago included (1) a $14.7 million decrease in costs associated with the SurgiQuest acquisition in 2016 as further described in Notes 2 and 12 and (2) a $5.3 million decrease in severance and other related costs from the restructuring of certain of our sales, marketing and administrative functions as further described in Note 12. These decreases were offset by (1) $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict as further described in Notes 11 and 12, (2) a $1.5 million increase in legal fees associated with this litigation as well as other legal matters as further described in Note 12 (3) the $1.9 million gain on the sale of our Centennial, CO facility in 2016 as further described in Note 12 and (4) higher selling and administrative expense to support the growth of the Company.

The significant factors affecting the 2.2 percentage point increase in selling and administrative expense as percentage of net sales in 2016 as compared to 2015 included (1) a $14.5 million increase in business acquisition costs due to the SurgiQuest acquisition as further described in Notes 2 and 12, (2) $3.8 million in legal fees during 2016 associated with the SurgiQuest, Inc. vs. Lexion Medical litigation as further described in Notes 11 and 12 and (3) incremental on-going sales and marketing expenses primarily related to the Airseal® products. These increases were offset by (1) a $7.0 million decrease in severance and other related costs from the restructuring of certain sales, marketing and administrative functions as further described in Note 12 and (2) the $1.9 million gain on the sale of our Centennial, CO facility in 2016 as described in Note 12.

Research and Development Expense

Research and development expense was $32.3 million, $32.3 million and $27.4 million in 2017, 2016 and 2015, respectively.  As a percentage of net sales, research and development expense was 4.1% in 2017, 4.2% in 2016 and 3.8% in 2015. Expense remained flat in 2017 compared to 2016 due to the timing of projects. The increase of 0.4 percentage points in 2016 is due to higher project and registration related costs as the Company increased its efforts on new product development and innovation.

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

Interest Expense

Interest expense was $18.2 million in 2017 compared to $15.4 million in 2016 and $6.0 million in 2015.  Interest expense increased in 2017 and 2016 as compared to 2015 due to the additional borrowings and higher interest rates under the fifth amended and restated senior credit agreement as further described in Note 6 to the consolidated financial statements. The weighted average interest rates on our borrowings were 3.52% in 2017 increasing from 2.93% in 2016 and 2.23% in 2015.

Provision (Benefit) for Income Taxes

A provision (benefit) for income taxes was recorded at an effective rate of -93.1%, 24.3% and 32.4% in 2017, 2016 and 2015, respectively, as compared to the federal statutory rate of 35.0%. The effective tax rate in 2017 is lower than that recorded in 2016 due to the 2017 Tax Cuts and Jobs Act and consolidated group restructuring. The effective tax rate in 2016 is lower than that recorded in 2015 due to a higher proportion of earnings in foreign jurisdictions where the tax rates were lower than the statutory federal rate and benefits recorded in 2016 in connection with the prior year tax return finalization process. These benefits were offset by tax expense related to nondeductible SurgiQuest acquisition costs recorded in 2016. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 7 to the consolidated financial statements.

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

We had total cash on hand at December 31, 2017 of $32.6 million, of which approximately $26.6 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During the fourth quarter of 2017, we redeployed cash from certain non-U.S. subsidiaries for U.S. debt reduction of $15.5 million which consisted of earnings that were taxed in 2017 as part of the deemed repatriation toll charge implemented by the Tax Cuts and Jobs Act.  If we were to repatriate the remaining unremitted earnings that have been taxed as part of the deemed repatriation toll charge, we would be required to accrue and pay withholding taxes in certain foreign jurisdictions.  We have accrued an estimated provisional deferred tax liability for foreign withholding taxes related to the amount of unremitted earnings at December 31, 2017 that are not considered permanently reinvested.  Our evaluation of the accounting for deferred taxes on unremitted earnings will be completed within the measurement period prescribed by Staff Accounting Bulletin No. 118.

Operating Cash Flows

Our net working capital position was $206.8 million at December 31, 2017.  Net cash provided by operating activities was $65.6 million in 2017, $39.9 million in 2016 and $50.9 million in 2015 generated on net income of $55.5 million in 2017, $14.7 million in 2016 and $30.5 million in 2015.

The increase in cash flows from operating activities in 2017 compared to 2016 is mainly related to the prior year having significant cash outflows resulting from the SurgiQuest, Inc. acquisition whereby 2017 has a $12.2 million accrual related to the Lexion trial verdict, as further described in Note 11 to the consolidated financial statements. In addition, other significant changes in assets and liabilities affecting cash flows include the following:

•	A decrease in cash flows from accounts receivable reflects an $18.5 million increase in sales in the fourth quarter of 2017 compared to the same period a year ago;

•	A decrease in cash flows from inventory is caused primarily by an increase in production to support anticipated sales growth;

•	A decrease in cash flows from other assets is due to higher levels of equipment used for demonstration; and

•	An increase in cash flows from other liabilities is caused primarily by the aforementioned Lexion trial verdict accrual.

The decrease in cash provided by operating activities from 2016 to 2015 is mainly related to lower net income due to costs associated with the SurgiQuest acquisition and related financing costs, as discussed above.

Investing Cash Flows

Net cash used in investing activities decreased to $29.1 million in 2017 compared to $266.0 million in 2016 primarily due to the $16.2 million in payments related to business and asset acquisitions compared to the $256.5 million payment for the SurgiQuest acquisition in 2016. The decrease was offset by $5.2 million in proceeds from the sale of our Centennial, Colorado facility during 2016.

Net cash used in investing activities increased to $266.0 million in 2016 compared to $24.4 million in 2015 primarily due to the $256.5 million payment for the SurgiQuest acquisition in 2016 compared to $9.4 million in payments related to acquiring businesses, assets and a distributor in 2015. This increase was also offset by $5.2 million in proceeds from the sale of our Centennial, Colorado facility during 2016.

Capital expenditures were $12.8 million, $14.8 million and $15.0 million in 2017, 2016 and 2015, respectively.  Capital expenditures are expected to be in the $15.0 million to $20.0 million range for 2018.

Financing Cash Flows

Financing activities in 2017 used cash of $34.9 million compared to providing cash of $182.5 million in 2016 and a use of cash of $12.6 million in 2015. Below is a summary of the significant financing activities:

•
During 2016, we had borrowings of $175.0 million on our term loan and repaid $8.8 million in 2017 and the same amount in 2016 in accordance with the agreement, as further described below. During 2017, we had net repayments on our revolving line of credit of $2.0 million compared to net borrowings of $62.7 million in 2016 and $30.7 million in 2015.

•	Dividend payments remained consistent at $22.3 million, $22.2 million and $22.1 million in 2017, 2016 and 2015, respectively.

•	In 2016 and 2015, we made the final two payments of $16.7 million associated with the distribution and development agreement with Musculoskeletal Transplant Foundation.

•	Debt issuance costs were $5.6 million and $1.5 million in 2016 and 2015, respectively, in conjunction with our fifth and fourth amended and restated senior credit agreements, respectively.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Interest rates are at LIBOR plus 2.00% (3.57% at December 31, 2017). For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month Eurocurrency Rate Plus 1.00%.

There were $157.5 million in borrowings outstanding on the term loan as of December 31, 2017. There were $327.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2017. Our available borrowings on the revolving credit facility at December 31, 2017 were $194.9 million with approximately $3.1 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The fifth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2017. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $2.4 million at December 31, 2017.  The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2017, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We did not purchase any shares of common stock under the share repurchase program during 2017.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Restructuring

For the years ending December 31, 2017, 2016 and 2015, we incurred $2.9 million, $3.1 million and $8.0 million, respectively, in costs associated with operational restructuring. These costs were charged to cost of sales and include severance, inventory and other charges. As part of this plan, we engaged a consulting firm to assist us in streamlining our product offering and improving our operational efficiency. As a result, we identified certain catalog numbers to be discontinued and consolidated into existing product offerings and recorded a $1.3 million charge in the year ended December 31, 2017 to write-off inventory which will no longer be offered for sale. This amount is included in the above total for 2017.

During 2016, the Company discontinued our Altrus product offering as part of our ongoing restructuring and incurred $4.5 million in non-cash charges primarily related to inventory and fixed assets which were included in cost of sales.

During 2017, 2016 and 2015, we restructured certain sales, marketing and administrative functions and incurred severance and other related costs in the amount of $1.3 million, $6.7 million and $13.7 million. These costs were charged to selling and administrative expense.

During 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million in selling and administrative expense.

We have reduced our restructuring accrual in current and long term liabilities to $1.3 million at December 31, 2017 primarily through severance payments.

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

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2017.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$486,910	$14,699	$35,836	$436,375	$—
Purchase obligations	48,832	48,080	752	—	—
Lease obligations	24,956	7,078	9,927	4,338	3,613
Total contractual obligations	$560,698	$69,857	$46,515	$440,713	$3,613

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 6 to the consolidated financial statements).  The above table also does not include unrecognized tax benefits of approximately $2.6 million, the timing and certainty of recognition for which is not known (See Note 7 to the consolidated financial statements).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under three shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 8 to the consolidated financial statements). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $8.5 million, $8.4 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Matters

Our credit facility allows us to seek to sell products to certain customers in Iran in compliance with applicable laws and regulations and subject to certain terms and conditions, including pre-approval by us and our lenders of the identity of any distributor and prior review of each of the end-customers. We had sales to a third-party distributor in Iran during 2017 and expect there will be sales prospectively. We intend to limit sales into Iran to products that qualify as “medical supplies” within the meaning of the general license, or covered by specific licenses, provided by the Iranian Transactions and Sanctions Regulations set forth in the regulations promulgated by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury set forth at 31 C.F.R. § 560.530. We have implemented certain controls and processes designed to ensure that the ultimate end-users for the products are those permitted under the OFAC general license, and that the sales and transactions with the Iranian distributor otherwise comply with the requirements of the OFAC regulations. The expected revenues and net profits associated with sales to the Iranian distributor are not expected to be material to our results of operations.

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

Foreign currency risk

Approximately 48% of our total 2017 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 33% of our total net sales in 2017.  The remaining 15% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2017, foreign currency exchange rates, including the effects of the hedging program, caused sales to increase by approximately $0.1 million and income before income taxes to decrease by approximately $0.9 million, compared to sales and income before income taxes in 2016.

We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at December 31, 2017 which have been accounted for as cash flow hedges totaled $126.0 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$0.7 million, $1.2 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $3.5 million at December 31, 2017.  It is expected these unrealized losses will be recognized in the consolidated statement of comprehensive income in 2018 and 2019.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at December 31,

2017 which have not been designated as hedges totaled $30.4 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated -$1.6 million, $0.0 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, offsetting gains (losses) on our intercompany receivables of $1.1 million, -$0.1 million and -$0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the net fair value for forward foreign exchange contracts outstanding at December 31, 2017 was $5.7 million and is included in other current liabilities in the consolidated balance sheet.

Refer to Note 14 in the consolidated financial statements for further discussion.

Interest rate risk

At December 31, 2017, we had approximately $484.5 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2018 than they did in 2017, interest expense would increase, and income before income taxes would decrease by $4.9 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2018 than they did in 2017, our interest expense would decrease, and income before income taxes would increase by $4.9 million.

Item 8.  Financial Statements and Supplementary Data

Our 2017 Financial Statements are included in this Form 10-K beginning on page 37 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Ethics Disclosure” and "Meetings of Board of Directors and Committees, Leadership Structure and Risk Oversight” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 12, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation,” “Pay Ratio Disclosure” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 12, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 12, 2018.

Information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,885,129	$42.75	921,095
Equity compensation plans not approved by security holders	—	—	—
Total	1,885,129	$42.75	921,095

The number of securities included in column (a) above consists of outstanding stock options, share appreciation rights (“SARs”) and performance share units, however the weighted-average exercise price in column (b) is for stock options and SARs only.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Nominees for the Board of Directors” and “Board of Directors Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 12, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 12, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	37

	Report of Independent Registered Public Accounting Firm	38

	Consolidated Balance Sheets at December 31, 2017 and 2016	40

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	41

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015	42

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	44

	Notes to Consolidated Financial Statements	46

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II)	73

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
February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. TRYNISKI	Chairman of the Board
Mark E. Tryniski	of Directors	February 26, 2018

/s/ CURT R. HARTMAN	President, Chief Executive
Curt R. Hartman	Officer and Director	February 26, 2018

/s/ TODD W. GARNER	Executive Vice President
Todd W. Garner	and Chief Financial Officer	February 26, 2018

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 26, 2018

/s/ DAVID BRONSON
David Bronson	Director	February 26, 2018

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 26, 2018

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 26, 2018

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Director	February 26, 2018

/s/ JO ANN GOLDEN
Jo Ann Golden	Director	February 26, 2018

/s/ DIRK M. KUYPER
Dirk M. Kuyper	Director	February 26, 2018

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 26, 2018

/s/ JOHN L. WORKMAN
John L. Workman	Director	February 26, 2018

Exhibit Index

Exhibit No.		Description

3.1	-
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
First Amendment, dated September 8, 2016, to the Fifth Amended and Restated Credit Agreement, dated January 4, 2016, among CONMED Corporation, JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 28, 2016).

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

10.18+	-
Separation Agreement, by and between CONMED Corporation and Luke A. Pomilio, dated November 1, 2017. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.19+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.conmed.com/en/about-us/investors/investor-relations

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Todd W. Garner. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	-
The following materials from CONMED Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017, (ii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iii) Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2017 (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2017, (v) Notes to the Consolidated Financial Statements for the year ended December 31, 2017 and (vi) Schedule II - Valuation and Qualifying Accounts. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	*	Filed herewith
	+	Management contract or compensatory plan or arrangement

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2017.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

 /s/ PricewaterhouseCoopers LLP
Rochester, New York
February 26, 2018

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands except share and per share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$32,622	$27,428
Accounts receivable, less allowance for doubtful
accounts of $2,137 in 2017 and $2,031 in 2016	167,037	148,244
Inventories	141,436	135,869
Prepaid expenses and other current assets	15,688	18,971
Total current assets	356,783	330,512
Property, plant and equipment, net	116,229	122,029
Deferred income taxes	4,721	3,712
Goodwill	401,954	397,664
Other intangible assets, net	414,940	419,549
Other assets	63,334	55,517
Total assets	$1,357,961	$1,328,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,699	$10,202
Accounts payable	42,044	41,647
Accrued compensation and benefits	34,258	32,036
Other current liabilities	59,002	30,067
Total current liabilities	150,003	113,952

Long-term debt	471,744	488,288
Deferred income taxes	77,668	119,143
Other long-term liabilities	27,114	27,024
Total liabilities	726,529	748,407

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2017 and 2016, respectively	313	313
Paid-in capital	333,795	329,276
Retained earnings	440,085	406,932
Accumulated other comprehensive loss	(49,078)	(58,526)
Less: Treasury stock, at cost;
3,338,015 and 3,471,121 shares in
2017 and 2016, respectively	(93,683)	(97,419)
Total shareholders' equity	631,432	580,576
Total liabilities and shareholders' equity	$1,357,961	$1,328,983
The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015
(In thousands except per share amounts)

	2017	2016	2015
Net sales	$796,392	$763,520	$719,168
Cost of sales	365,351	355,190	337,466

Gross profit	431,041	408,330	381,702

Selling and administrative expense	351,799	338,400	303,091
Research and development expense	32,307	32,254	27,436
Operating expenses	384,106	370,654	330,527

Income from operations	46,935	37,676	51,175
Other expense	—	2,942	—
Interest expense	18,203	15,359	6,031

Income before income taxes	28,732	19,375	45,144

Provision (benefit) for income taxes	(26,755)	4,711	14,646

Net income	$55,487	$14,664	$30,498

Per share data:

Basic	$1.99	$0.53	$1.10
Diluted	$1.97	$0.52	$1.09

Dividends per share of common stock	$0.80	$0.80	$0.80

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$13,879	$(4,501)	$(16,775)
Pension liability	1,023	(755)	7,578
Cash flow hedging gain (loss)	(8,051)	547	(3,291)
Other comprehensive income, before tax	62,338	9,955	18,010
Provision (benefit) for income taxes related to items of other comprehensive income	(2,597)	(77)	1,584
Comprehensive income	$64,935	$10,032	$16,426

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	31,299	$313	$319,752	$406,145	$(39,822)	$(105,090)	$581,298

Common stock issued
under employee plans			(6,297)			4,323	(1,974)

Tax benefit arising from
common stock issued under
employee plans			3,961				3,961

Stock-based compensation			7,499				7,499

Dividends on common stock				(22,137)			(22,137)

Comprehensive income (loss):

Foreign currency translation adjustments					(16,775)

Pension liability (net of income tax expense $2,800)					4,778

Cash flow hedging loss (net of income tax benefit of $1,216)					(2,075)

Net income				30,498

Total comprehensive income							16,426
Balance at December 31, 2015	31,299	$313	$324,915	$414,506	$(53,894)	$(100,767)	$585,073

Common stock issued
under employee plans			(4,217)			3,348	(869)

Tax benefit arising from
common stock issued under
employee plans			203				203

Stock-based compensation			8,375				8,375

Dividends on common stock				(22,238)			(22,238)

Comprehensive income (loss):

Foreign currency translation adjustments					(4,501)

Pension liability (net of income tax benefit of $279)					(476)

Cash flow hedging gain (net of income tax expense of $202)					345

Net income				14,664

Total comprehensive income							10,032
Balance at December 31, 2016	31,299	$313	$329,276	$406,932	$(58,526)	$(97,419)	$580,576

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount

Common stock issued
under employee plans			(3,953)			3,736	(217)

Stock-based compensation			8,472				8,472

Dividends on common stock				(22,334)			(22,334)

Comprehensive income (loss):

Foreign currency translation adjustments					13,879

Pension liability (net of income tax expense of $378)					645

Cash flow hedging loss (net of income tax benefit of $2,975)					(5,076)

Net income				55,487

Total comprehensive income							64,935
Balance at December 31, 2017	31,299	$313	$333,795	$440,085	$(49,078)	$(93,683)	$631,432

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$55,487	$14,664	$30,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,079	20,479	18,704
Amortization	38,469	34,830	25,175
Stock-based compensation	8,472	8,375	7,499
Deferred income taxes	(40,021)	(2,871)	2,251
Gain on sale of facility	—	(1,890)	—
Income tax benefit of stock option exercises	—	203	3,961
Excess tax benefit from stock option exercises	—	(483)	(4,081)
Loss on early extinguishment of debt	—	254	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	(13,631)	(6,380)	(9,643)
Inventories	(3,926)	3,103	(18,581)
Accounts payable	(286)	2,094	11,508
Income taxes	4,288	(200)	(1,357)
Accrued compensation and benefits	336	(2,598)	(3,964)
Other assets	(22,401)	(23,234)	(12,005)
Other liabilities	18,700	(6,465)	952
	10,079	25,217	20,419
Net cash provided by operating activities	65,566	39,881	50,917

Cash flows from investing activities:
Payments related to business and asset acquisitions, net of cash acquired	(16,212)	(256,450)	(9,353)
Proceeds from sale of a facility	—	5,178	—
Purchases of property, plant and equipment	(12,842)	(14,753)	(15,009)
Net cash used in investing activities	(29,054)	(266,025)	(24,362)

Cash flows from financing activities:
Excess tax benefit from stock option exercises	—	483	4,081
Payments on term loan	(8,750)	(8,750)	—
Proceeds from term loan	—	175,000	—
Payments on revolving line of credit	(157,000)	(162,347)	(112,000)
Proceeds from revolving line of credit	155,000	225,000	142,680
Payments related to distribution agreement	—	(16,667)	(16,667)
Payments on mortgage notes	(1,452)	(1,339)	(1,234)
Payments related to debt issuance costs	—	(5,556)	(1,485)
Dividends paid on common stock	(22,307)	(22,213)	(22,105)
Other, net	(372)	(1,068)	(5,892)
Net cash provided by (used in) financing activities	(34,881)	182,543	(12,622)

Effect of exchange rate changes on cash and cash equivalents	3,563	(1,475)	(7,761)

Net increase (decrease) in cash and cash equivalents	5,194	(45,076)	6,172

Cash and cash equivalents at beginning of year	27,428	72,504	66,332

Cash and cash equivalents at end of year	$32,622	$27,428	$72,504

	2017	2016	2015
Non-cash investing activities:
Contractual obligations for acquisition of a business	$—	$—	$440

Non-cash financing activities:
Dividends payable	$5,592	$5,566	$5,542

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$16,157	$13,758	$5,434
Income taxes	8,869	9,588	10,261

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

Inventories

Inventories are valued at the lower of cost and net realizable value determined on the FIFO (first-in, first-out) cost method.

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.   Factors that contribute to the recognition of goodwill include synergies that are specific to our business and are expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio. Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Promotional, marketing and distribution rights represent intangible assets created under our Sports Medicine Joint Development and Distribution Agreement (the "JDDA") with Musculoskeletal Transplant Foundation (“MTF”).

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing during the fourth quarter of 2017. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value continues to exceed carrying value.

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

For all other indefinite-lived intangible assets, we perform a qualitative impairment test. Based upon this assessment, we have determined that our indefinite-lived intangible assets are not impaired.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2017 and 2016 is $52.4 million and $44.8 million, respectively.
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

Deferred income taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon a repatriation of assets from a subsidiary or the sale or liquidation of a subsidiary. Deferred income taxes are provided when the Company no longer considers subsidiary earnings to be permanently invested, such as in situations where the Company’s subsidiaries plan to make future dividend distributions. In accordance with the Tax Cuts and Jobs Act, estimated provisional federal and state tax liabilities have been accrued on cumulative foreign subsidiary earnings at December 31, 2017. In addition, we have accrued an estimated provisional liability for foreign withholding taxes related to the amount of unremitted earnings at December 31, 2017 as they are not considered permanently reinvested.  However, additional time is required to complete the evaluation of our accounting for deferred taxes on permanently reinvested earnings.  Adjustments will be completed within the measurement period prescribed by Staff Accounting Bulletin No. 118.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $13.1 million, $13.4 million and $12.6 million for 2017, 2016 and 2015, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts of $2.1 million at December 31, 2017 is adequate to provide for probable losses resulting from accounts receivable.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2017, 2016 and 2015, respectively:

	2017	2016	2015

Net income	$55,487	$14,664	$30,498

Basic-weighted average shares outstanding	27,939	27,804	27,653

Effect of dilutive potential securities	232	160	205

Diluted-weighted average shares outstanding	28,171	27,964	27,858

Net income (per share)
Basic	$1.99	$0.53	$1.10
Diluted	1.97	0.52	1.09

The shares used in the calculation of diluted EPS exclude options and stock appreciation rights ("SARs") to purchase shares where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.2 million, 1.4 million and 0.5 million at December 31, 2017, 2016 and 2015, respectively.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2014	$3,276	$(30,760)	$(12,338)	$(39,822)

Other comprehensive income (loss) before reclassifications, net of tax	4,482	2,739	(16,775)	(9,554)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(10,399)	3,233	—	(7,166)
Income tax provision (benefit)	3,842	(1,194)	—	2,648

Net current-period other comprehensive income (loss)	(2,075)	4,778	(16,775)	(14,072)

Balance, December 31, 2015	$1,201	$(25,982)	$(29,113)	$(53,894)

Other comprehensive income (loss) before reclassifications, net of tax	1,088	(2,229)	(4,501)	(5,642)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,179)	2,780	—	1,601
Income tax provision (benefit)	436	(1,027)	—	(591)

Net current-period other comprehensive income (loss)	345	(476)	(4,501)	(4,632)

Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

Other comprehensive income (loss) before reclassifications, net of tax	(5,529)	(1,142)	13,879	7,208
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	718	2,835	—	3,553
Income tax provision (benefit)	(265)	(1,048)	—	(1,313)

Net current-period other comprehensive income (loss)	(5,076)	645	13,879	9,448

Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

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

Note 3 — Inventories

Inventories consist of the following at December 31:

	2017	2016
Raw materials	$41,844	$42,821
Work in process	14,666	13,315
Finished goods	84,926	79,733
	$141,436	$135,869

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2017	2016
Land	$4,027	$4,027
Building and improvements	91,766	90,780
Machinery and equipment	219,675	205,674
Construction in progress	7,837	7,229
	323,305	307,710
Less: Accumulated depreciation	(207,076)	(185,681)
	$116,229	$122,029

We lease various manufacturing facilities, office facilities and equipment under operating and capital leases.  Leasehold improvements related to these facilities are included in building and improvements above. Rental expense on operating leases was approximately $6,507, $6,043 and $5,464 for the years ended December 31, 2017, 2016 and 2015, respectively. During 2017, we entered into capital lease obligations of $762 in connection with the purchase of computer equipment. The aggregate future minimum lease commitments for leases at December 31, 2017 are as follows:

	Operating Leases	Capital Leases
2018	$6,832	$246
2019	6,117	246
2020	3,448	116
2021	2,239	—
2022	2,099	—
Thereafter	3,613	—

Note 5 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2017	2016
Balance as of January 1,	$397,664	$260,651

Goodwill resulting from business acquisitions	2,209	136,687

Foreign currency translation	2,081	326

Balance as of December 31,	$401,954	$397,664

During 2017, we entered into a business acquisition for which we recorded $2.2 million to goodwill. During 2016, the Company acquired SurgiQuest, Inc. (SurgiQuest) as further described in Note 2. Goodwill resulting from the acquisition amounted to $136.7 million and acquired amortizing intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $130.8 million.

Total accumulated goodwill impairment losses aggregated $106,991 at December 31, 2017 and 2016, respectively.

Other intangible assets consist of the following:

	December 31, 2017			December 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	29	$214,685	$(86,137)	$213,259	$(75,164)

Promotional, marketing and distribution rights	25	149,376	(36,000)	149,376	(30,000)

Patents and other intangible assets	14	69,668	(42,127)	67,509	(40,335)

Developed technology	17	62,283	(3,352)	49,600	(1,240)

Unamortized intangible assets:

Trademarks and tradenames		86,544	—	86,544	—

	25	$582,556	$(167,616)	$566,288	$(146,739)

On January 3, 2012, the Company entered into the JDDA with MTF to obtain MTF's worldwide promotion rights with respect to allograft tissues within the field of sports medicine and related products. The initial consideration from the Company included a $63.0 million up-front payment for the rights and certain assets, with an additional $84.0 million contingently payable over a four year period depending on MTF meeting supply targets for tissue. On January 6, 2016 and January 5, 2015, we paid the final two $16.7 million additional consideration installments.

Amortization expense related to intangible assets which are subject to amortization totaled $21.3 million, $20.0 million and $12.6 million for the years ending December 31, 2017, 2016 and 2015, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. Included in developed technology is $12.7 million acquired during the third quarter of 2017 with a weighted average useful life of 15 years. Included in patents and other intangible assets at December 31, 2017 is an in-process research and development asset that is not currently amortized.

The estimated amortization expense related to intangible assets at December 31, 2017 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2018	17,117	6,000	$23,117
2019	16,825	6,000	$22,825
2020	16,838	6,000	$22,838
2021	15,730	6,000	$21,730
2022	14,413	6,000	$20,413

Note 6 — Long Term Debt

Long-term debt consists of the following at December 31:

	2017	2016
Revolving line of credit	$327,000	$329,000
Term loan, net of deferred debt issuance costs of $467 and $622 in 2017 and 2016, respectively	157,033	165,628
Mortgage notes	2,410	3,862
Total debt	486,443	498,490
Less: Current portion	14,699	10,202
Total long-term debt	$471,744	$488,288

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Interest rates are at LIBOR plus 2.00% (3.57% at December 31, 2017). For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month Eurocurrency Rate Plus 1.00%.

In conjunction with this agreement, we incurred charges included in other expense in the 2016 statement of comprehensive income related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition totaling $2.7 million and recorded a loss on the early extinguishment of debt of $0.3 million.

There were $157.5 million in borrowings outstanding on the term loan as of December 31, 2017. There were $327.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2017. Our available borrowings on the revolving credit facility at December 31, 2017 were $194.9 million with approximately $3.1 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The fifth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2017. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $2.4 million at December 31, 2017.  The mortgage note is collateralized by the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at December 31, 2017 are as follows:

2018	$14,699
2019	18,336
2020	17,500
2021	436,375
2022	—
Thereafter	—

Note 7 — Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	2017	2016	2015
Current tax expense:
Federal	$1,744	$312	$4,208
State	2,101	159	1,238
Foreign	9,421	7,111	6,949
	13,266	7,582	12,395
Deferred income tax expense (benefit)	(40,021)	(2,871)	2,251
Provision (benefit) for income taxes	$(26,755)	$4,711	$14,646

A reconciliation between income taxes computed at the statutory federal rate and the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 follows:

	2017	2016	2015
Tax provision at statutory rate based on income before income taxes	35.0%	35.0%	35.0%

Tax reform	(111.0)	—	—

Consolidated group restructuring	(7.4)	—	—

Foreign income taxes	(5.3)	(6.8)	(3.6)

Federal research credit	(2.8)	(5.6)	(2.0)

Settlement of taxing authority examinations	(2.1)	(3.5)	(0.6)

Stock-based compensation	(2.1)	—	—

European permanent deduction	(0.5)	(3.4)	(2.1)

Non deductible/non-taxable items	(0.5)	7.2	1.8

State income taxes, net of federal tax benefit	2.8	1.7	3.2

Impact of repatriation of foreign earnings	—	—	2.5

Other, net	0.8	(0.3)	(1.8)

	(93.1)%	24.3%	32.4%

The 2017 Tax Cuts and Jobs Act ("Tax Reform") was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Estimated provisional amounts were recorded for the deemed repatriation toll charge implemented by the Tax Reform, related foreign tax credits, deferred tax revaluation amounts and deferred tax liabilities on unremitted earnings. Accordingly, the Company has determined a preliminary $31.9 million of tax benefit related to Tax Reform. This initial assessment is subject to adjustment in future periods for factors including the completion of federal and state tax returns for 2017 and finalization of gross deferred tax differences, future interpretive guidance expected to be issued by U.S. Treasury, future interpretive guidance issued by states regarding conformity with the Internal Revenue Code provisions as of December 31, 2017, ongoing IRS examinations and the additional time required to refine calculations.  Further, additional time is required to complete the accounting for deferred taxes on permanently reinvested earnings and valuation allowance assessments.  Adjustments will be completed within the measurement period prescribed by Staff Accounting Bulletin No. 118.

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Assets:
Inventory	$2,420	$3,769
Net operating losses	11,091	34,669
Capitalized research and development	8,557	6,257
Deferred compensation	1,749	2,544
Accounts receivable	1,855	3,186
Compensation and benefits	4,138	6,645
Accrued pension	2,695	4,530
Research and development credit	8,957	8,164
Other	9,342	2,001
Foreign tax credit	—	1,112
Less: valuation allowances	(570)	(441)
	50,234	72,436

Liabilities:
Goodwill and intangible assets	102,099	168,509
Depreciation	3,333	9,099
State taxes	11,709	10,123
Unremitted foreign earnings	6,000	—
Contingent interest	40	136
	123,181	187,867

Net liability	$(72,947)	$(115,431)

Income before income taxes consists of the following U.S. and foreign income:

	2017	2016	2015
U.S. income (loss)	$1,492	$(6,128)	$18,119
Foreign income	27,240	25,503	27,025
Total income	$28,732	$19,375	$45,144

As of December 31, 2017, the amount of federal net operating loss carryforward was $50.1 million and begins to expire in 2026. As of December 31, 2017, the amount of federal research credit carryforward available was $9.0 million.  These credits begin to expire in 2027.

During the fourth quarter of 2015, the Company repatriated $9.3 million of 2015 foreign earnings and recorded a tax charge of $1.1 million. The repatriated earnings represented a portion of the 2015 earnings of certain foreign subsidiaries and affiliates and thus were not previously permanently reinvested.  There had been no change in our longer term international plans as our intent to indefinitely reinvest the remaining foreign earnings accumulated through the year ended December 31, 2016 had not changed.

In accordance with Tax Reform, estimated provisional federal and state tax liabilities have been accrued on cumulative foreign subsidiary earnings at December 31, 2017. In addition, we have accrued an estimated provisional liability for foreign withholding taxes related to the amount of unremitted earnings at December 31, 2017 as they are not considered permanently reinvested.  However, as previously noted, additional time is required to complete the accounting for deferred taxes on permanently reinvested earnings.  Adjustments will be completed within the measurement period prescribed by Staff Accounting Bulletin No. 118.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2016.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2017	2016	2015
Balance as of January 1,	$1,839	$616	$581

Increases (decreases) for positions taken in prior periods	(246)	—	100

Increases for positions taken in current periods	1,957	1,584	—

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(607)	(361)	—

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	—	(65)

Balance as of December 31,	$2,943	$1,839	$616

If the total unrecognized tax benefits of $2.9 million at December 31, 2017 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2015, 2016 and 2017 related to these unrecognized tax benefits was not material and is included in the provision (benefit) for income taxes in the consolidated statements of comprehensive income.

Note 8 – Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The fourth quarter dividend for 2017 was paid on January 5, 2018 to shareholders of record as of December 15, 2017. The total dividend payable was $5.6 million at both December 31, 2017 and 2016, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2017 and 2016, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2017, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2017, 2016, and 2015 we did not repurchase any shares.

We have reserved 8.9 million shares of common stock for issuance to employees and directors under three shareholder approved share-based compensation plans (the "Plans") of which approximately 0.9 million shares remain available for grant at December 31, 2017.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are non-transferable other than on death and generally become exercisable over a five year period from date of grant.  Stock options and

SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $8.5 million, $8.4 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  These amounts are included in selling and administrative expenses, and in 2016 and 2015, $0.7 million and $1.0 million, respectively, of the total relates to acceleration of awards associated with the Company's restructuring as further described in Note 12.  Tax related benefits of $2.0 million, $3.1 million and $2.7 million were also recognized for the years ended December 31, 2017, 2016 and 2015, respectively.  Cash received from the exercise of stock options was $1.0 million, $0.0 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and SARs at the date of grant. Use of a valuation model requires management to make certain assumptions with respect to select model inputs. Expected volatilities are based upon historical volatility of the Company’s stock over a period equal to the expected life of each stock option and SAR grant. The risk free interest rate is based on the stock option and SAR grant date for a traded U.S. Treasury bond with a maturity date closest to the expected life. The expected annual dividend yield is based on the Company's anticipated cash dividend payouts. The expected life represents the period of time that the stock options and SARs are expected to be outstanding based on a study of historical data of option holder exercise and termination behavior. Forfeitures are recognized as incurred.

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Grant date fair value of stock options and SARs	$10.07	$8.61	$11.37
Expected stock price volatility	27.63%	26.88%	25.96%
Risk-free interest rate	2.11%	1.45%	1.49%
Expected annual dividend yield	1.87%	2.10%	1.55%
Expected life of options & SARs (years)	5.8	6.0	5.7

The following table illustrates the stock option and SAR activity for the year ended December 31, 2017:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2016	1,753	$42.16

Granted	848	$42.30
Forfeited	(148)	$44.49
Exercised	(145)	$31.12

Outstanding at December 31, 2017	2,308	$42.75
Exercisable at December 31, 2017	504	$42.46
Stock options & SARs expected to vest	1,804	$42.83

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2017 was 8.1 years and 7.0 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2017 was $19.3 million and $4.4 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2017, 2016 and 2015 was $2.7 million, $1.4 million and $2.8 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2017:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	297	$41.01

Granted	29	$48.32
Vested	(84)	$41.06
Forfeited	(14)	$44.64

Outstanding at December 31, 2017	228	$41.66

The weighted average fair value of awards of RSUs and PSUs granted in the years ended December 31, 2017, 2016 and 2015 was $48.32, $40.27 and $45.75, respectively.

The total fair value of shares vested was $3.4 million, $4.7 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $18.6 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.1 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we have reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2017, we issued approximately 20,300 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 9 — Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the executive management team) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources.
Beginning in fiscal year 2017, we adjusted our product line disclosures to align with the way we review net sales. In doing so, we consolidated our surgical visualization product line into our orthopedic surgery product line for all periods presented. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures including 2DHD and 3DHD vision technologies and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	2017	2016	2015
Orthopedic surgery	$428,944	$422,103	$444,978
General surgery	367,448	341,417	274,190
Consolidated net sales	$796,392	$763,520	$719,168

Net sales information for geographic areas consists of the following:

	2017	2016	2015
United States	$411,041	$399,107	$361,452
Americas (excluding the United States)	91,169	87,532	86,867
Europe, Middle East & Africa	155,849	147,985	145,565
Asia Pacific	138,333	128,896	125,284
Total	$796,392	$763,520	$719,168

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2017 and 2016.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2017, 2016 and 2015.

Note 10 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $7.5 million, $7.1 million and $7.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.

We use a December 31, measurement date for our pension plan.  Beginning in 2016, cumulative gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized on a straight-line basis over the lesser of the expected average remaining life expectancy of the plan's participants or 12 years. For each subsequent year after 2016, the limit of 12 years is adjusted to reflect the percentage change in the average remaining service period for the plan's active membership.

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2017	2016
Accumulated benefit obligation	$87,765	$82,005

Change in benefit obligation
Projected benefit obligation at beginning of year	$82,005	$78,437
Service cost	603	452
Interest cost	2,773	2,878
Actuarial loss	6,556	4,844
Benefits paid	(1,976)	(1,814)
Settlement	(2,196)	(2,792)
Projected benefit obligation at end of year	$87,765	$82,005

Change in plan assets
Fair value of plan assets at beginning of year	$69,061	$67,168
Actual gain on plan assets	10,043	6,499
Benefits paid	(1,976)	(1,814)
Settlement	(2,196)	(2,792)
Fair value of plan assets at end of year	$74,932	$69,061

Funded status	$(12,833)	$(12,944)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2017	2016
Other long-term liabilities	$(12,833)	$(12,944)
Accumulated other comprehensive loss	(40,937)	(41,960)

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2017	2016
Discount rate	3.69%	4.28%

Accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 consists of net actuarial losses of $40,937 and $41,960, respectively, not yet recognized in net periodic pension cost (before income taxes).

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2017 are as follows:

Current year actuarial loss	$(1,812)
Amortization of actuarial loss	2,835
Total recognized in other comprehensive loss	$1,023

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2018 is $2.7 million.

Net periodic pension cost for the years ended December 31, consists of the following:

	2017	2016	2015
Service cost	$603	$452	$240
Interest cost on projected benefit obligation	2,773	2,878	3,394
Expected return on plan assets	(5,300)	(5,189)	(5,697)
Amortization of loss	2,835	2,780	3,233
Net periodic pension cost	$911	$921	$1,170

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2017	2016	2015
Discount rate on benefit obligation	4.28%	4.54%	3.81%
Effective rate for interest on benefit obligation	3.49%	3.77%	3.81%
Expected return on plan assets	8.00%	8.00%	8.00%

In 2016, we changed the method we used to estimate the interest cost component of net periodic pension cost. Historically, we estimated the interest cost component using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of this component of benefit cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlate to the relevant projected cash flows ("spot rate approach"). This change provides a more precise measurement of interest cost. This change did not affect the measurement of our total benefit obligation. We accounted for this change as a change in estimate and therefore accounted for it prospectively in 2016.

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2017	2016	2018
Equity securities	87%	86%	75%
Debt securities	13	14	25
Total	100%	100%	100%

As of December 31, 2017, the pension plan held 27,562 shares of our common stock, which had a fair value of $1.4 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 14. Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016:

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

The following table sets forth by level, within the fair value hierarchy, the pension plan's assets at fair value as of December 31, 2017 and December 31, 2016:

December 31, 2017	Level 1	Level 2	Total
Common Stock	$36,643	$—	$36,643
Money Market Fund	—	1,517	1,517
Mutual Funds	28,798	—	28,798
Fixed Income Securities	7,974	—	7,974
	$73,415	$1,517	$74,932

December 31, 2016	Level 1	Level 2	Total
Common Stock	$34,856	$—	$34,856
Money Market Fund	—	1,710	1,710
Mutual Funds	24,626	—	24,626
Fixed Income Securities	7,869	—	7,869
	$67,351	$1,710	$69,061

We do not expect to make any contributions to our pension plan for 2018.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2017 and reflect the impact of expected future employee service.

2018	$4,715
2019	5,539
2020	5,593
2021	4,974
2022	5,250
2023-2027	25,696

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

Manufacturers of medical devices have been the subject of various enforcement actions relating to interactions with health care providers domestically or internationally whereby companies are claimed to have provided health care providers with inappropriate incentives to purchase their products. Similarly, the Foreign Corrupt Practices Act ("FCPA") imposes obligations on manufacturers with respect to interactions with health care providers who may be considered government officials based on their affiliation with public hospitals. The FCPA also requires publicly listed manufacturers to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management's authorization. The FCPA poses unique challenges both because manufacturers operate in foreign cultures in which conduct illegal under the FCPA may not be illegal in local jurisdictions, and because, in some cases, a United States manufacturer may face risks under the FCPA based on the conduct of third parties over whom the manufacturer may not have complete control. While CONMED has not experienced any material enforcement action to date, there can be no assurance that the Company will not be subject to a material enforcement action in the future, or that the Company will not incur costs including, in the form of fees for lawyers and other consultants, that are material to the Company’s results of operations in the course of responding to a future inquiry or investigation.

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

In April 2017, the previously disclosed lawsuit involving false advertising claim by Lexion Medical ("Lexion") against SurgiQuest arising prior to the acquisition of SurgiQuest by CONMED went to trial in federal court in the District of Delaware.  The claims arose under the Lanham Act, as well as Delaware state laws.  Lexion sought damages of $22.0 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising,” as well as damages claimed for disgorgement of SurgiQuest’s alleged profits and attorneys' fees.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED as further described in Note 2, and we assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement referenced in Note 2.  On April 11, 2017, a jury returned a verdict finding SurgiQuest liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages. These costs are recorded in selling and administrative expense as of December 31, 2017 and are accrued in other current liabilities at December 31, 2017. The Court entered judgment on April 13, 2017.  CONMED and Lexion have each filed post-verdict motions, with Lexion seeking an equitable award for disgorgement of SurgiQuest’s alleged profits, for so-called corrective advertising and for attorney’s fees, with CONMED seeking to vacate the award of punitive damages.  There is no fixed time frame within which the District Court will decide the post-verdict motions.  We are currently evaluating our plans for an appeal. There can be no assurance an appeal will be successful, if we pursue one.

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provide that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. We have notified the seller that there is a need to redesign the product, and that as a consequence, the first commercial sale has been delayed. Consequently, the payment of contingent milestone and revenue-based payments have been delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller’s view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a legitimate contractual basis to support the Company’s decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments. We expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court, although there can be no assurance that we will prevail in the litigation.

Note 12 — Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense for the year ended December 31, consists of the following:

	2017	2016	2015
Consolidation costs	$2,903	$3,066	$8,016
Termination of a product offering	—	4,546	—
Restructuring costs included in cost of sales	$2,903	$7,612	$8,016

Restructuring costs	$1,347	$6,670	$13,655
Business acquisition costs	2,336	17,029	2,543
Legal matters	17,480	3,773	—
Gain on sale of facility	—	(1,890)	—
Acquisition, restructuring and other expense included in selling and administrative expense	$21,163	$25,582	$16,198

Debt refinancing costs included in other expense	$—	$2,942	$—

During 2017 and 2016, we incurred $2.3 million and $17.0 million, respectively, in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. as further described in Note 2. The costs incurred in 2017 consist of costs associated with expensing of unvested options acquired and integration related costs. The costs incurred in 2016 consist of investment banking fees, consulting fees, legal fees associated with the acquisition, costs associated with expensing of unvested options acquired and integration related costs. During 2015, we incurred $2.5 million in costs associated with the acquisition of SurgiQuest and other acquisitions during the year.

During 2017, we incurred $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict whereby SurgiQuest was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages as further described in Note 11. These costs are accrued in other current liabilities at December 31, 2017. In addition, during the years ended December 31, 2017 and 2016, we incurred $5.3 million and $3.8 million, respectively, in costs associated with this litigation and other legal matters.

During 2016, we incurred a $2.7 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement as further described in Note 6.

For the years ending December 31, 2017, 2016 and 2015, we incurred $2.9 million, $3.1 million and $8.0 million, respectively, in costs associated with operational restructuring. These costs were charged to cost of sales and included severance, inventory and other charges. As part of this plan, we engaged a consulting firm to assist us in streamlining our product offering and improving our operational efficiency. As a result, we identified certain catalog numbers to be discontinued and consolidated into existing product offerings and recorded a $1.3 million charge in the year ended December 31, 2017 to write-off inventory which will no longer be offered for sale. This amount is included in the above total for 2017.

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

During 2017, 2016 and 2015, we restructured certain selling and administrative functions and incurred $1.3 million, $6.7 million and $13.7 million, respectively, in related costs consisting principally of severance charges.

We have recorded a restructuring accrual in current and other long term liabilities of $1.3 million at December 31, 2017 mainly related to severance costs associated with restructuring. Below is a rollforward of the costs incurred and cash expenditures associated with these activities during 2017, 2016 and 2015:

Balance as of January 1, 2015	$8,254

Expenses incurred	21,671

Payments made	(22,750)

Balance as of December 31, 2015	7,175

Expenses incurred	9,736

Payments made	(14,268)

Balance as of December 31, 2016	2,643

Expenses incurred	4,250

Payments made	(5,635)

Balance as of December 31, 2017	$1,258

A portion of this accrual will be paid out in 2018.

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

Changes in the carrying amount of service and product warranties for the year ended December 31, are as follows:

	2017	2016	2015
Balance as of January 1,	$1,954	$2,509	$2,286

Provision for warranties	3,432	2,967	3,836
Claims made	(3,636)	(3,522)	(3,613)

Balance as of December 31,	$1,750	$1,954	$2,509

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  The notional contract amounts for forward contracts outstanding at December 31, 2017 which have been accounted for as cash flow hedges totaled $126.0 million.  Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated -$0.7 million, $1.2 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Net unrealized losses on forward contracts outstanding which have been accounted for as cash flow hedges and which have been included in other comprehensive income totaled $3.5 million at December 31, 2017.  It is expected these unrealized losses will be recognized in the consolidated statement of comprehensive income in 2018 and 2019.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  The notional contract amounts for forward contracts outstanding at December 31, 2017 which have not been designated as hedges totaled $30.4 million.  Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated -$1.6 million, $0.0 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, offsetting gains (losses) on our intercompany receivables of $1.1 million, -$0.1 million and -$0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  These gains and losses have been recorded in selling and administrative expense in the consolidated statements of comprehensive income.

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2017 and 2016:

December 31, 2017	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	$346	$(5,945)	$(5,599)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	(78)	(74)

Total derivatives	$350	$(6,023)	$(5,673)

December 31, 2016	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,962	$(1,510)	$2,452

Derivatives not designated as hedging instruments:
Foreign exchange contracts	48	(54)	(6)

Total derivatives	$4,010	$(1,564)	$2,446

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated balance sheets.  Accordingly, at December 31, 2017 and December 31, 2016 we have recorded the net fair value of $5.7 million in other current liabilities and $2.4 million in prepaid expenses and other current assets, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2017 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

Certain acquisitions involve the potential for the payment of future contingent consideration upon the achievement of certain revenue targets. Contingent consideration is recorded at the estimated fair value of the revenue based payments on the acquisition date. The fair value of the contingent consideration is remeasured at the estimated fair value at each reporting period with the change in fair value recognized as income or expense within selling and administrative expenses in the consolidated statements of comprehensive income. We remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

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

The guidance in this ASU was effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted as of January 1, 2017. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company adopted the new standard effective January 1, 2018, and is applying the modified retrospective approach.

We assessed the impact of adopting these ASUs on each of our revenue streams and performed a detailed review of contracts with customers on a sample basis. As a result of our assessment, we do not expect the new guidance to have a material impact on the consolidated financial statements. We have identified certain costs currently included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations that the new standard requires be recorded as a reduction of revenue beginning in 2018. These costs were approximately $8.2 million for the year ended December 31, 2017. We believe there is no material impact on net income or earnings per share as a result of this change.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. We adopted this new guidance effective January 1, 2017. This ASU requires the following:

•
All tax effects are now recorded in the statement of operations and are accounted for as an operating activity in the statement of cash flows on a prospective basis. Historically, tax benefits in excess of compensation cost were recorded in equity and were accounted for in the financing section of the cash flow. This ASU resulted in a $0.6 million tax benefit during the year ended December 31, 2017.

•
All cash payments made to taxing authorities on the employee's behalf for withheld shares are to be presented as financing activities in the statement of cash flows on a retrospective basis. As a result, we reclassified a $1.7 million and $2.8 million cash outflow from operating activities to financing activities for the years ended December 31, 2016 and 2015, respectively.

•
In the diluted net earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This did not have a material impact on the Company's diluted net earnings per share calculation.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the FASB Emerging Issues Task Force). This ASU provides amendments to specific statement of cash flows classification issues. This new guidance is effective for periods beginning after December 15, 2017, however early adoption is permitted. The Company adopted this new guidance effective January 1, 2017 and it did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for periods beginning after December 15, 2017, however early adoption is permitted. The Company does not expect this update to have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 Compensation Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires companies to record the service component of net periodic pension cost in the same income statement line as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic pension cost would be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented.  This guidance is applicable for periods beginning after December 15, 2017 and must be applied retrospectively.  Early adoption is permitted.  We do not expect this update to materially impact our consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.

Note 16 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2017 and 2016 are as follows:

	Three Months Ended
	March	June	September	December
2017
Net sales	$186,567	$197,154	$190,117	$222,555
Gross profit	99,885	104,652	102,547	123,958
Net income (loss)	(4,545)	6,139	7,197	46,696
EPS:
Basic	$(.16)	$.22	$.26	$1.67
Diluted	(.16)	.22	.26	1.65

	Three Months Ended
	March	June	September	December
2016
Net sales	$181,201	$193,433	$184,792	$204,094
Gross profit	97,740	102,422	101,209	106,959
Net income (loss)	(2,265)	2,884	7,337	6,708
EPS:
Basic	$(.08)	$.10	$.26	$.24
Diluted	(.08)	.10	.26	.24

Items Included In Selected Quarterly Financial Data:

2017

First Quarter

During the first quarter of 2017, we incurred $1.2 million in costs associated with operational restructuring. These costs were charged to cost of sales and include severance and other charges - see Note 12.

During the first quarter of 2017, we incurred $0.5 million in costs associated with the expensing of unvested options acquired and integration related costs associated with the acquisition of SurgiQuest, Inc. These costs were charged to selling and administrative expense - see Note 12.

During the first quarter of 2017, we incurred $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict whereby SurgiQuest was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages. These costs were charged to selling and administrative expense - see Notes 11 and 12.

During the first quarter of 2017, we incurred $2.0 million in costs associated with a patent settlement, legal fees associated with the SurgiQuest, Inc. vs. Lexion Medical litigation and other legal matters. These costs were charged to selling and administrative expense - see Notes 11 and 12.

During the first quarter of 2017, we restructured certain selling and administrative functions and incurred $1.3 million in related costs consisting principally of severance charges. These costs were charged to selling and administrative expense- see Note 12.

Second Quarter

During the second quarter of 2017, we incurred $0.3 million in costs associated with operational restructuring. These costs were charged to cost of sales and include severance and other charges - see Note 12.

During the second quarter of 2017, we incurred $0.4 million in costs associated with the expensing of unvested options acquired and integration related costs associated with the acquisition of SurgiQuest, Inc. These costs were charged to selling and administrative expense - see Note 12.

During the second quarter of 2017, we incurred $2.5 million in costs associated with SurgiQuest, Inc. vs. Lexion Medical litigation and other legal matters. These costs were charged to selling and administrative expense - see Notes 11 and 12.

Third Quarter

During the third quarter of 2017, we incurred $1.3 million in costs associated with operational restructuring. These costs were charged to cost of sales and include the write-off of inventory no longer being offered for sale and other charges - see Note 12.

During the third quarter of 2017, we incurred $0.1 million in integration related costs associated with the acquisition of SurgiQuest, Inc. These costs were charged to selling and administrative expense - see Note 12.

During the third quarter of 2017, we incurred $0.3 million in costs associated with SurgiQuest, Inc. vs. Lexion Medical litigation and other legal matters. These costs were charged to selling and administrative expense - see Notes 11 and 12.

Fourth Quarter

During the fourth quarter of 2017, we incurred $0.1 million in costs associated with operational restructuring. These costs were charged to cost of sales - see Note 12.

During the fourth quarter of 2017, we incurred $1.3 million in integration related costs associated with the acquisition of SurgiQuest, Inc. These costs were charged to selling and administrative expense - see Note 12.

During the fourth quarter of 2017, we incurred $0.4 million in costs associated with SurgiQuest, Inc. vs. Lexion Medical litigation and other legal matters. These costs were charged to selling and administrative expense - see Notes 11 and 12.

During the fourth quarter of 2017, we recorded an income tax benefit of $31.9 million resulting from the 2017 Tax Cuts and Jobs Act - see Note 7.

2016

First Quarter

During the first quarter of 2016, we incurred $0.9 million in costs associated with the consolidation of our Centennial, Colorado manufacturing operations into other existing CONMED manufacturing facilities. These costs were charged to cost of sales and include severance and other charges associated with the consolidation – see Note 12.

During the first quarter of 2016, we incurred $8.2 million in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. These costs include investment banking fees, consulting fees, legal fees associated with the acquisition, costs associated with expensing of unvested options acquired and integration related costs and were charged to selling and administrative expense - see Notes 2 and 12.

During the first quarter of 2016, we incurred $0.8 million in costs associated with SurgiQuest, Inc. vs. Lexion Medical litigation. These costs were charged to selling and administrative expense - see Notes 11 and 12.
During the first quarter of 2016, we incurred a $2.7 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the SurgiQuest acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the fifth amended and restated senior credit agreement. These costs were charged to other expense - see Notes 6 and 12.

During the first quarter of 2016, we recorded a charge of $2.8 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance and other related costs - see Note 12.

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

During the second quarter of 2016, we incurred $3.6 million in costs associated with the acquisition of SurgiQuest, Inc. which include consulting fees, legal fees associated with the acquisition, costs associated with expensing of unvested options acquired and integration related costs. These costs were charged to selling and administrative expense - see Notes 2 and 12.

During the second quarter of 2016, we incurred $1.4 million in costs associated with SurgiQuest, Inc. vs. Lexion Medical litigation and other legal matters. These costs were charged to selling and administrative expense - see Notes 11 and 12.

During the second quarter of 2016, we recorded a charge of $1.0 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance and other related costs - see Note 12.

Third Quarter

During the third quarter of 2016, we incurred $2.7 million in costs associated with the acquisition of SurgiQuest, Inc. which include consulting fees, legal fees associated with the acquisition, costs associated with expensing of unvested options acquired and integration related costs. These costs were charged to selling and administrative expense - see Notes 2 and 12.

During the third quarter of 2016, we incurred $0.6 million in costs associated with SurgiQuest, Inc. vs. Lexion Medical litigation and other legal matters. These costs were charged to selling and administrative expense - see Notes 11 and 12.

During the third quarter of 2016, we sold our Centennial, Colorado facility. We received net cash proceeds of $5.2 million and recorded a gain of $1.9 million on the sale of our facility in selling and administrative expense - see Note 12.

During the third quarter of 2016, we recorded a charge of $0.4 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance and other related costs - see Note 12.

Fourth Quarter

During the fourth quarter of 2016, we incurred $2.1 million in severance and other related costs associated with restructuring. These costs were charged to cost of sales - see Note 12.

During the fourth quarter of 2016, we incurred $2.5 million in costs associated with the acquisition of SurgiQuest, Inc. which include consulting fees, legal fees associated with the acquisition, costs associated with expensing of unvested options acquired and integration related costs. These costs were charged to selling and administrative expense - see Notes 2 and 12.

During the fourth quarter of 2016, we incurred $1.0 million in costs associated with SurgiQuest, Inc. vs. Lexion Medical litigation and other legal matters. These costs were charged to selling and administrative expense- see Notes 11 and 12.

During the fourth quarter of 2016, we recorded a charge of $2.6 million to selling and administrative expense related to the restructuring of certain selling and administrative functions which includes severance and other related costs - see Note 12.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses
				Balance at End of Period
Description			Deductions
2017
Allowance for bad debts	$2,031	$1,031	$(925)	$2,137
Sales returns and
allowance	1,817	424	(22)	2,219
Deferred tax asset
valuation allowance	441	129	—	570

2016
Allowance for bad debts	$1,336	$983	$(288)	$2,031
Sales returns and
allowance	1,814	268	(265)	1,817
Deferred tax asset
valuation allowance	124	317	—	441

2015
Allowance for bad debts	$1,239	$493	$(396)	$1,336
Sales returns and
allowance	1,636	373	(195)	1,814
Deferred tax asset
valuation allowance	293	—	(169)	124

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.