Form 10-Q
period 2018-03-31
CONMED CORP
filed 2018-04-26
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2018	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 24, 2018 is 28,042,310 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$202,064	$186,567

Cost of sales	92,507	86,682

Gross profit	109,557	99,885

Selling and administrative expense	84,568	94,761

Research and development expense	7,711	7,618

Operating expenses	92,279	102,379

Income (loss) from operations	17,278	(2,494)

Interest expense	4,818	4,119

Income (loss) before income taxes	12,460	(6,613)

Provision (benefit) for income taxes	1,803	(2,068)

Net income (loss)	$10,657	$(4,545)

Comprehensive income (loss)	$13,402	$(924)

Per share data:

Net income (loss)
Basic	$0.38	$(0.16)
Diluted	0.37	(0.16)

Dividends per share of common stock	$0.20	$0.20

Weighted average common shares
Basic	28,008	27,867
Diluted	28,573	27,867

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,131	$32,622
Accounts receivable, net	157,811	167,037
Inventories	145,787	141,436
Prepaid expenses and other current assets	17,649	15,688
Total current assets	342,378	356,783
Property, plant and equipment, net	115,691	116,229
Goodwill	401,858	401,954
Other intangible assets, net	419,657	414,940
Other assets	70,450	68,055
Total assets	$1,350,034	$1,357,961

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,793	$14,699
Accounts payable	49,973	42,044
Accrued compensation and benefits	27,347	34,258
Other current liabilities	66,187	59,002
Total current liabilities	159,300	150,003

Long-term debt	442,408	471,744
Deferred income taxes	78,301	77,668
Other long-term liabilities	27,397	27,114
Total liabilities	707,406	726,529

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2018 and 2017, respectively	313	313
Paid-in capital	334,754	333,795
Retained earnings	445,576	440,085
Accumulated other comprehensive loss	(46,333)	(49,078)
Less: 3,266,734 and 3,338,015 shares of common stock
in treasury, at cost in 2018 and 2017, respectively	(91,682)	(93,683)
Total shareholders’ equity	642,628	631,432
Total liabilities and shareholders’ equity	$1,350,034	$1,357,961

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,657	$(4,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,502	4,866
Amortization	10,749	9,058
Stock-based compensation	2,303	1,955
Deferred income taxes	(736)	(4,266)
Increase in cash flows from changes in assets and liabilities:
Accounts receivable	10,145	10,242
Inventories	(4,615)	(3,374)
Accounts payable	8,006	5,202
Accrued compensation and benefits	(7,052)	(8,665)
Other assets	(9,758)	(8,157)
Other liabilities	821	12,982
	14,365	19,843
Net cash provided by operating activities	25,022	15,298

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,783)	(2,584)
Net cash used in investing activities	(3,783)	(2,584)

Cash flows from financing activities:
Payments on term loan	(3,281)	(2,188)
Payments on revolving line of credit	(49,000)	(36,000)
Proceeds from revolving line of credit	24,000	38,000
Dividends paid on common stock	(5,592)	(5,566)
Other, net	577	(512)
Net cash used in financing activities	(33,296)	(6,266)

Effect of exchange rate changes on cash and cash equivalents	566	784

Net increase (decrease) in cash and cash equivalents	(11,491)	7,232

Cash and cash equivalents at beginning of period	32,622	27,428

Cash and cash equivalents at end of period	$21,131	$34,660

Non-cash investing activities:
Contractual obligations from asset acquisition	$10,000	$—

Non-cash financing activities:
Dividends payable	$5,606	$5,573

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

Note 3 - Revenues

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company has applied the modified retrospective approach to adoption whereby the standard is applied only to the current period.

Adoption of ASU No. 2014-09 did not have a material impact on our consolidated condensed financial statements. Certain costs previously included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations are required to be recorded as a reduction of revenue under the new standard. These costs amounted to $1.9 million and $1.7 million during the three months ended March 31, 2018 and 2017, and are included as a reduction in net sales in the three months ended March 31, 2018 and as selling and administrative expense in the three months ended March 31, 2017, respectively. There is no impact on net income or earnings per share as a result of this change.

The Company recognizes revenue when we have satisfied a performance obligation by transferring a promised good or service (that is an asset) to a customer. An asset is transferred when the customer obtains control of that asset. The following policies apply to our major categories of revenue transactions:

•	Revenue is recognized when product is shipped and the customer obtains control of the product. Payment by the customer is due under fixed payment terms and collectability is reasonably assured.

•
We place certain of our capital equipment with customers on a loaned basis in return for commitments to purchase related single-use products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital equipment shipment as the equipment is loaned and subject to return if certain minimum single-use purchases are not met. Revenue is recognized upon the sale and shipment of the related single-use products. The cost of the equipment is amortized over its estimated useful life which is generally five years.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $3.5 million and $3.1 million for the quarter ended March 31, 2018 and 2017, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $2.2 million at March 31, 2018 is adequate to provide for probable losses resulting from accounts receivable.

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

We sell extended warranties to customers that are typically for a period of one to three years. The related revenue is recorded as a contract liability and recognized over the life of the contract on a straight-line basis, which is reflective of our obligation to stand ready to provide repair services. The Company previously expensed as incurred commissions paid for the sale of extended warranty contracts to customers. Under the new guidance, the Company capitalizes these contract acquisition costs and realizes the expense in line with the related extended warranty contract revenue recognition. Upon adoption of the new standard, we recorded a cumulative adjustment of $0.4 million net of income taxes to beginning shareholders’ equity in order to capitalize costs incurred to obtain contracts with customers.

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended
	March 31, 2018
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$43,152	$63,099	$106,251
Americas (excluding the United States)	16,771	7,679	24,450
Europe, Middle East & Africa	28,302	12,984	41,286
Asia Pacific	20,637	9,440	30,077
Total sales from contracts with customers	$108,862	$93,202	$202,064

Timing of Revenue Recognition
Goods transferred at a point in time	$106,664	$92,881	$199,545
Services transferred over time	2,198	321	2,519
Total sales from contracts with customers	$108,862	$93,202	$202,064

	Three Months Ended
	March 31, 2017
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$42,391	$57,037	$99,428
Americas (excluding the United States)	13,618	6,822	20,440
Europe, Middle East & Africa	26,650	11,789	38,439
Asia Pacific	21,130	7,130	28,260
Total sales from contracts with customers	$103,789	$82,778	$186,567

Timing of Revenue Recognition
Goods transferred at a point in time	$101,804	$82,662	$184,466
Services transferred over time	1,985	116	2,101
Total sales from contracts with customers	$103,789	$82,778	$186,567

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2018	December 31, 2017

Contract liability	$9,351	$7,786

Revenue recognized during three months ended March 31, 2018 and March 31, 2017 from amounts included in contract liabilities at the beginning of the period were $1.8 million and $1.5 million, respectively. There were no material contract assets as of March 31, 2018 and December 31, 2017.

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$10,657	$(4,545)

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $162 and $293 for the three months ended March 31, 2018 and 2017, respectively)	510	500
Cash flow hedging gain (loss) net of income tax (income tax expense (benefit) of $505 and ($496) for the three months ended March 31, 2018 and 2017, respectively)	1,586	(847)
Foreign currency translation adjustment	649	3,968

Comprehensive income (loss)	$13,402	$(924)

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	629	—	649	1,278
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,262	672	—	1,934
Income tax	(305)	(162)	—	(467)

Net current-period other comprehensive income	1,586	510	649	2,745

Balance, March 31, 2018	$(1,944)	$(25,303)	$(19,086)	$(46,333)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

Other comprehensive income (loss) before reclassifications, net of tax	(638)	—	3,968	3,330
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(331)	793	—	462
Income tax	122	(293)	—	(171)

Net current-period other comprehensive income (loss)	(847)	500	3,968	3,621

Balance, March 31, 2017	$699	$(25,958)	$(29,646)	$(54,905)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at March 31, 2018 which have been accounted for as cash flow hedges totaled $131.2 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $(1.3) million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Net unrealized losses on forward contracts outstanding, which have been accounted for as cash flow hedges and which have been included in accumulated other comprehensive loss, totaled $1.9 million at March 31, 2018. It is expected these unrealized losses will be recognized in the consolidated condensed statement of comprehensive income in 2018 and 2019.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at March 31, 2018 which have not been designated as hedges totaled $31.3 million. Net realized losses recognized in connection with those forward contracts not accounted for as hedges approximated $(0.1) million and $(0.2) million for the three months ended March 31, 2018 and 2017, respectively, offsetting gains (losses) on our intercompany receivables of $(0.1) million and $0.0 million for the three months ended March 31, 2018 and 2017, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income (loss).

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2018 and December 31, 2017:

March 31, 2018	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$1,327	$(4,834)	$(3,507)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	8	(167)	(159)

Total derivatives	$1,335	$(5,001)	$(3,666)

December 31, 2017	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$346	$(5,945)	$(5,599)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	(78)	(74)

Total derivatives	$350	$(6,023)	$(5,673)

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated condensed balance sheets. Accordingly, at March 31, 2018 and December 31, 2017, we have recorded the net fair value of $3.7 million in other current and other long term liabilities and $5.7 million in other current liabilities, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2018 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$42,094	$41,844
Work-in-process	15,300	14,666
Finished goods	88,393	84,926
Total	$145,787	$141,436

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$10,657	$(4,545)

Basic – weighted average shares outstanding	28,008	27,867

Effect of dilutive potential securities	565	—

Diluted – weighted average shares outstanding	28,573	27,867

Net income (loss) (per share)
Basic	$0.38	$(0.16)
Diluted	0.37	(0.16)

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.4 million for the three months ended March 31, 2018. As the Company was in a net loss position at March 31, 2017, there were no anti-dilutive shares.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

Balance as of December 31, 2017	$401,954

Foreign currency translation	(96)

Balance as of March 31, 2018	$401,858

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2018			December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	29	$214,739	$(88,904)	$214,685	$(86,137)

Promotional, marketing and distribution rights	25	149,376	(37,500)	149,376	(36,000)

Patents and other intangible assets	14	69,850	(42,646)	69,668	(42,127)

Developed technology	16	72,283	(4,085)	62,283	(3,352)

Unamortized intangible assets:

Trademarks and tradenames		86,544	—	86,544	—

	24	$592,792	$(173,135)	$582,556	$(167,616)

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

Amortization expense related to intangible assets which are subject to amortization totaled $5.5 million and $5.2 million in the three months ended March 31, 2018 and 2017, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss). Included in developed technology is $10.0 million of earn-out consideration that became probable during the first quarter of 2018 associated with a prior asset acquisition. This is recorded in other current liabilities at March 31, 2018. This acquired developed technology has a weighted average useful life of 15 years. Included in patents and other intangible assets at March 31, 2018 is an in-process research and development asset that is not currently amortized.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2018 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2018	$13,017	$4,500	$17,517
2019	17,443	6,000	23,443
2020	17,460	6,000	23,460
2021	16,507	6,000	22,507
2022	15,048	6,000	21,048
2023	14,403	6,000	20,403

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

Changes in the carrying amount of service and product standard warranties for the three months ended March 31, are as follows:

	2018	2017
Balance as of January 1,	$1,750	$1,954

Provision for warranties	323	150

Claims made	(290)	(279)

Balance as of March 31,	$1,783	$1,825

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.3 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

Note 10 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2018	2017
Service cost	$169	$151

Interest cost on projected benefit obligation	701	693

Expected return on plan assets	(1,354)	(1,325)

Net amortization and deferral	672	793

Net periodic pension cost	$188	$312

We do not expect to make any pension contributions during 2018.

Note 11 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended March 31,
	2018	2017
Restructuring costs included in cost of sales	$—	$1,169

Restructuring costs	$—	$1,322
Business acquisition costs	—	487
Legal matters	—	14,249
Acquisition, restructuring and other expense included in selling and administrative expense	$—	$16,058

During the three months ended March 31, 2018, we did not have any costs related to restructuring, acquisitions or legal matters.

During the three months ended March 31, 2017, we incurred $0.5 million in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. The costs were associated with expensing of unvested options acquired and integration related costs.

During the three months ended March 31, 2017, we incurred $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict whereby SurgiQuest was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages as further described in Note 13. These costs remain accrued in other current liabilities at March 31, 2018. In addition, during the three months ended March 31, 2017, we incurred $2.0 million in costs associated with this litigation and other legal matters.

During the three months ended March 31, 2017, we incurred $1.2 million in costs associated with operational restructuring. These costs were charged to cost of sales and included severance, inventory and other charges.

During the three months ended March 31, 2017, we restructured certain selling and administrative functions and incurred $1.3 million in costs consisting principally of severance charges.

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

	Three Months Ended March 31,
	2018	2017
Orthopedic surgery	$108,862	$103,789
General surgery	93,202	82,778
Consolidated net sales	$202,064	$186,567

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

In April 2017, the previously disclosed lawsuit involving false advertising claim by Lexion Medical ("Lexion") against SurgiQuest arising prior to the acquisition of SurgiQuest by CONMED went to trial in federal court in the District of Delaware.  The claims arose under the Lanham Act, as well as Delaware state laws.  Lexion sought damages of $22.0 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising,” as well as damages claimed for disgorgement of SurgiQuest’s alleged profits and attorneys' fees.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED, and we assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement.  On April 11, 2017, a jury returned a verdict finding SurgiQuest liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages. These costs were recorded in selling and administrative expense during the three months ended March 31, 2017 and remain accrued in other current liabilities at March 31, 2018. The Court entered judgment on April 13, 2017.  CONMED and Lexion have each filed post-verdict motions, with Lexion seeking an equitable award for disgorgement of SurgiQuest’s alleged profits, for so-called corrective advertising and for attorney’s fees, with CONMED seeking to vacate the award of punitive damages.  There is no fixed time frame within which the District Court will decide the post-verdict motions.  We are currently evaluating our plans for an appeal. There can be no assurance an appeal will be successful, if we pursue one.

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provide that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. We have notified the seller that there is a need to redesign the product, and that as a consequence, the first commercial sale has been delayed. Consequently, the payment of contingent milestone and revenue-based payments have been delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a legitimate contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments. We expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court, although there can be no assurance that we will prevail in the litigation.

Note 14 – New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015 and 2016. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. We adopted this new guidance as of January 1, 2018, applying the modified retrospective method, and it did not have a material impact on our consolidated financial statements as further described in Note 3.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this new guidance effective January 1, 2018 and it did not have a material impact on the consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires companies to record the service component of net periodic pension cost in the same income statement line as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic pension cost would be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented.  The Company adopted this new guidance effective January 1, 2018 and it did not have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Based Compensation (ASC 718) - Scope of Modification Accounting. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted this new guidance effective January 1, 2018 and it did not have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under the 2017 Tax Cuts and Jobs Act through a reclassification of the stranded tax effects from accumulated other comprehensive income (“AOCI”) to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Note 15 – Income Taxes

On December 22, 2017 the 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted. At December 31, 2017, the Company recorded estimated provisional amounts for the deemed repatriation toll charge implemented by the Tax Reform, related to foreign tax credits, deferred tax revaluation amounts and deferred tax liabilities on unremitted foreign earnings. Staff Accounting Bulletin No. (SAB) 118 provides an extended measurement period to finalize the effects of Tax Reform for the period of enactment. Tax expense for the three months ended March 31, 2018 includes no changes from these initial assessments.

FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, (GILTI) allows for an election to account for GILTI under the deferred method which requires recognizing deferred taxes for basis differences which will impact the GILTI inclusion upon reversal or as a period cost. The Company is still evaluating this election and will complete its accounting for Tax Reform, including this election, within the measurement period prescribed by SAB 118.

Income tax expense has been recorded at an effective tax rate of 14.5% for the three months ended March 31, 2018 compared to income tax benefit recorded at an effective tax rate of 31.3% in the three months ended March 31, 2017. The lower effective rate was primarily the result of changes in Belgium tax law enacted during the period (14.5%) and stock option benefits (2.6%) recorded during the three months ended March 31, 2018. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2017 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2017 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

	Three Months Ended March 31,
	2018	2017
Orthopedic surgery	54%	56%
General surgery	46%	44%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 47% during both the three months ended March 31, 2018 and 2017.

Business Environment

The development, manufacture, sale and distribution of our products are subject to regulation by numerous agencies and legislative bodies, including the U.S. Food and Drug Administration ("FDA") and comparable foreign counterparts. We continually review our production systems for opportunities to reduce operating costs, consolidate product lines or process flows, reduce inventory requirements and optimize existing processes while maintaining compliance with regulations.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2017 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•	revenue recognition;

•	inventory valuation;

•	goodwill and intangible assets;

•	pension plan;

•	stock-based compensation costs; and

•	income taxes.

See Note 3 to the consolidated condensed financial statements for updates to our accounting policy resulting from the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09").

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	45.8	46.5
Gross profit	54.2	53.5
Selling and administrative expense	41.9	50.8
Research and development expense	3.8	4.1
Income (loss) from operations	8.6	(1.3)
Interest expense	2.4	2.2
Income (loss) before income taxes	6.2	(3.5)
Provision (benefit) for income taxes	0.9	(1.1)
Net income (loss)	5.3%	(2.4)%
Sales

The following table presents net sales by product line for the three months ended March 31, 2018 and 2017:

	Three Months Ended
			% Change
	2018	2017	As Reported	Adjusted [a]
Orthopedic surgery	$108.9	$103.8	4.9%	2.3%
General surgery	93.2	82.8	12.6%	12.5%
Net sales	$202.1	$186.6	8.3%	6.8%

Single-use products	$161.7	$149.8	8.0%	6.7%
Capital products	40.4	36.8	9.5%	7.2%
Net sales	$202.1	$186.6	8.3%	6.8%

(a) Adjusted net sales growth is measured in constant currency and is adjusted for administrative fees that we began recording as a reduction of revenue under ASU 2014-09 on January 1, 2018. Refer to Note 3 to the consolidated condensed financial statements and Non-GAAP Financial Measures below for further details.

Net sales increased 8.3% in the three months ended March 31, 2018 compared to the same period a year ago due to growth in both the Orthopedic and General Surgery product lines, as described below. The adoption of ASU 2014-09 reduced sales growth by $1.9 million as we are required to report certain costs previously recorded in selling and administrative fees, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018.

•	Orthopedic surgery sales increased 4.9%, in the three months ended March 31, 2018 primarily due to growth in our sports medicine offering and new products.

•
General surgery sales increased 12.6% in the three months ended March 31, 2018 driven by sales growth from all product offerings. New product introductions and continued strong AirSeal® sales contributed to this growth.

Cost of Sales

Cost of sales increased to $92.5 million in the three months ended March 31, 2018 as compared to $86.7 million in the three months ended March 31, 2017. Gross profit margins increased 0.7 percentage points to 54.2% in the three months ended March 31, 2018 as compared to 53.5% in the three months ended March 31, 2017. The increase in gross profit margins of 0.7 percentage points in the three months ended March 31, 2018 was mainly a result of favorable foreign exchange rates on sales and a decrease in restructuring costs offset by the impact of the adoption of ASU 2014-09 and product mix.

Selling and Administrative Expense

Selling and administrative expense decreased to $84.6 million in the three months ended March 31, 2018 as compared to $94.8 million in the three months ended March 31, 2017. Selling and administrative expense as a percentage of net sales decreased to 41.9% in the three months ended March 31, 2018 as compared to 50.8% in the three months ended March 31, 2017.

The significant factors affecting the 8.9 percentage point decrease in selling and administrative expense in the three months ended March 31, 2018 as compared to the same period a year ago included (1) the adoption of ASU 2014-09 reduced selling and administrative expense by $1.9 million as we are required to report certain costs previously recorded in selling and administrative fees, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018, (2) a $14.2 million decrease primarily associated with the $12.2 million SurgiQuest, Inc. vs. Lexion Medical litigation verdict as further described in Notes 11 and 13 and legal fees associated with this and other legal matters during 2017, and (3) a $1.3 million decrease in restructuring costs as further described in Note 11 to the consolidated condensed financial statements.

Research and Development Expense

Research and development expense remained relatively flat at $7.7 million in the three months ended March 31, 2018 as compared to $7.6 million in the three months ended March 31, 2017 due to the timing of projects.

Interest Expense

Interest expense increased to $4.8 million in the three months ended March 31, 2018 from $4.1 million in the three months ended March 31, 2017 due to higher interest rates compared to the same period a year ago. The weighted average interest rates on our borrowings increased to 3.93% in the three months ended March 31, 2018 as compared to 3.21% in the three months ended March 31, 2017.

Provision (Benefit) for Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform made significant changes to U.S. federal income tax laws including permanently lowering the federal statutory tax rate from 35% to 21% effective January 1, 2018.

Income tax expense has been recorded at an effective tax rate of 14.5% for the three months ended March 31, 2018 compared to income tax benefit recorded at an effective tax rate of 31.3% in the three months ended March 31, 2017. The lower effective rate was primarily the result of changes in Belgium tax law enacted during the period (14.5%) and stock option benefits (2.6%) recorded during the three months ended March 31, 2018. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. Refer to Note 15 in the consolidated condensed financial statements for further information regarding the impact of Tax Reform to the three months ended March 31, 2018. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2017, under Note 7 to the consolidated financial statements.

Non-GAAP Financial Measures

Net sales on an "adjusted" basis is a non-GAAP measure that presents net sales in "constant currency" and adjusts for the adoption impact of ASU 2014-09. The Company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. To measure percentage sales growth in constant currency, the Company removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of net sales. In addition, the Company adjusts for the adoption impact of ASU 2014-09. For GAAP purposes, we applied the modified retrospective transition approach which requires certain costs previously included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations, to be recorded as a reduction of revenue for periods subsequent to January 1, 2018.  Amounts reported in prior years remain unchanged with these administrative fees included in selling and administrative expense.  To improve comparability between reporting periods, we assumed ASU 2014-09 had been applied as of January 1, 2017 thereby reducing net sales by the administrative fees for both periods when calculating adjusted sales growth.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the fifth amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the fifth amended and restated senior credit agreement, and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our fifth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Operating cash flows

Our net working capital position was $183.1 million at March 31, 2018.  Net cash provided by operating activities was $25.0 million and $15.3 million in the three months ended March 31, 2018 and 2017, respectively, generated on net income (loss) of $10.7 million and $(4.5) million for the three months ended March 31, 2018 and 2017, respectively.

The increase in cash flows from operating activities for the three months ended March 31, 2018 as compared to the same period a year ago is primarily due to the $15.2 million increase in net income as 2017 included costs associated with restructuring and legal matters as further described in Note 11 to the consolidated condensed financial statements, including the $12.2 million accrual related to the Lexion trial verdict that was recorded during the three months ended March 31, 2017 and remains accrued at March 31, 2018. In addition, there is an increase in cash flows from accounts payable due to the timing of the settlement of our accounts.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2018 consisted of capital expenditures. Capital expenditures were $3.8 million and $2.6 million in the three months ended March 31, 2018 and 2017, respectively, and are expected to approximate $15.0 million in 2018.

Financing cash flows

Net cash used in financing activities in the three months ended March 31, 2018 and 2017 was $33.3 million and $6.3 million, respectively. Below is a summary of the significant financing activities:

•
During the three months ended March 31, 2018, we had net payments on our revolving line of credit of $25.0 million compared to net borrowings of $2.0 million during the three months ended March 31, 2017.

•	During the three months ended March 31, 2018 and 2017, we repaid $3.3 million and $2.2 million, respectively, on our term loan in accordance with the agreement.

•	Dividend payments were $5.6 million in each of the three months ended March 31, 2018 and 2017.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Interest rates are at LIBOR plus 1.875% (3.76% at March 31, 2018). For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month Eurocurrency Rate plus 0.875%.

There were $154.2 million in borrowings outstanding on the term loan as of March 31, 2018. There were $302.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2018. Our available borrowings on the revolving credit facility at March 31, 2018 were $219.8 million with approximately $3.2 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The fifth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2018. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $2.4 million at March 31, 2018. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2018, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2018. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2018.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017 and to Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit	Sequential Page Number

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-1

31.2	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-2

32.1	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-3

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Condensed Balance Sheets at March 31, 2018 and December 31, 2017, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2018.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
April 26, 2018