Form 10-Q
period 2018-06-30
CONMED CORP
filed 2018-08-02
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2018	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 30, 2018 is 28,110,755 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$212,820	$197,154	$414,884	$383,720

Cost of sales	96,549	92,502	189,056	179,183

Gross profit	116,271	104,652	225,828	204,537

Selling and administrative expense	89,604	83,828	174,172	178,589

Research and development expense	9,985	8,041	17,696	15,659

Operating expenses	99,589	91,869	191,868	194,248

Income from operations	16,682	12,783	33,960	10,289

Interest expense	5,091	4,398	9,909	8,518

Income before income taxes	11,591	8,385	24,051	1,771

Provision for income taxes	2,872	2,246	4,675	177

Net income	$8,719	$6,139	$19,376	$1,594

Comprehensive income	$7,307	$10,144	$20,709	$9,220

Per share data:

Net income
Basic	$0.31	$0.22	$0.69	$0.06
Diluted	0.30	0.22	0.67	0.06

Dividends per share of common stock	$0.20	$0.20	$0.40	$0.40

Weighted average common shares
Basic	28,075	27,891	28,059	27,894
Diluted	28,846	28,139	28,739	28,086

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,401	$32,622
Accounts receivable, net	161,687	167,037
Inventories	143,405	141,436
Prepaid expenses and other current assets	18,907	15,688
Total current assets	347,400	356,783
Property, plant and equipment, net	114,964	116,229
Goodwill	401,104	401,954
Other intangible assets, net	429,896	414,940
Other assets	70,368	68,055
Total assets	$1,363,732	$1,357,961

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16,951	$14,699
Accounts payable	52,116	42,044
Accrued compensation and benefits	31,665	34,258
Other current liabilities	75,935	59,002
Total current liabilities	176,667	150,003

Long-term debt	432,236	471,744
Deferred income taxes	80,090	77,668
Other long-term liabilities	26,547	27,114
Total liabilities	715,540	726,529

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2018 and 2017, respectively	313	313
Paid-in capital	336,560	333,795
Retained earnings	448,675	440,085
Accumulated other comprehensive loss	(47,745)	(49,078)
Less: 3,192,917 and 3,338,015 shares of common stock
in treasury, at cost in 2018 and 2017, respectively	(89,611)	(93,683)
Total shareholders’ equity	648,192	631,432
Total liabilities and shareholders’ equity	$1,363,732	$1,357,961

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$19,376	$1,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,006	9,758
Amortization	21,492	18,442
Stock-based compensation	4,953	4,221
Deferred income taxes	118	(4,275)
Increase in cash flows from changes in assets and liabilities:
Accounts receivable	3,506	6,298
Inventories	(3,014)	572
Accounts payable	9,981	4,393
Accrued compensation and benefits	(2,371)	(7,233)
Other assets	(16,306)	(15,005)
Other liabilities	(1,094)	12,561
	26,271	29,732
Net cash provided by operating activities	45,647	31,326

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,291)	(5,525)
Payments related to business and asset acquisitions, net of cash acquired	—	(1,765)
Net cash used in investing activities	(7,291)	(7,290)

Cash flows from financing activities:
Payments on term loan	(6,563)	(4,375)
Payments on revolving line of credit	(87,000)	(68,000)
Proceeds from revolving line of credit	57,000	71,000
Dividends paid on common stock	(11,198)	(11,138)
Other, net	684	(1,218)
Net cash used in financing activities	(47,077)	(13,731)

Effect of exchange rate changes on cash and cash equivalents	(500)	2,408

Net increase (decrease) in cash and cash equivalents	(9,221)	12,713

Cash and cash equivalents at beginning of period	32,622	27,428

Cash and cash equivalents at end of period	$23,401	$40,141

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$25,849	$—

Dividends payable	$5,620	$5,584

See notes to consolidated condensed financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 – Operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, thoracic surgery and gastroenterology.

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

Note 3 - Revenues

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which is codified in Accounting Standards Codification ("ASC") 606, effective January 1, 2018. ASC 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company has applied the modified retrospective approach to adoption whereby the standard is applied only to the current period.

Adoption of ASC 606 did not have a material impact on our consolidated condensed financial statements. Certain costs previously included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations are required to be recorded as a reduction of revenue under the new standard. These costs amounted to $2.0 million and $2.1 million during the three months ended June 30, 2018 and 2017, respectively, and $3.9 million and $3.8 million during the six months ended June 30, 2018 and 2017, respectively. These costs are included as a reduction in net sales in the three and six months ended June 30, 2018 and as selling and administrative expense in the three and six months ended June 30, 2017, respectively. There is no impact on net income or earnings per share as a result of this change.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $6.6 million and $6.4 million for the six months ended June 30, 2018 and 2017, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $2.3 million at June 30, 2018 is adequate to provide for probable losses resulting from accounts receivable.

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

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$41,057	$68,599	$109,656	$40,886	$59,124	$100,010
Americas (excluding the United States)	16,586	8,348	24,934	14,491	8,137	22,628
Europe, Middle East & Africa	29,443	13,944	43,387	27,500	12,839	40,339
Asia Pacific	23,045	11,798	34,843	22,684	11,493	34,177
Total sales from contracts with customers	$110,131	$102,689	$212,820	$105,561	$91,593	$197,154

Timing of Revenue Recognition
Goods transferred at a point in time	$108,041	$102,323	$210,364	$103,528	$91,422	$194,950
Services transferred over time	2,090	366	2,456	2,033	171	2,204
Total sales from contracts with customers	$110,131	$102,689	$212,820	$105,561	$91,593	$197,154

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$84,209	$131,698	$215,907	$83,276	$116,161	$199,437
Americas (excluding the United States)	33,357	16,027	49,384	28,109	14,958	43,067
Europe, Middle East & Africa	57,745	26,928	84,673	54,151	24,628	78,779
Asia Pacific	43,683	21,237	64,920	43,814	18,623	62,437
Total sales from contracts with customers	$218,994	$195,890	$414,884	$209,350	$174,370	$383,720

Timing of Revenue Recognition
Goods transferred at a point in time	$214,706	$195,204	$409,910	$205,332	$174,083	$379,415
Services transferred over time	4,288	686	4,974	4,018	287	4,305
Total sales from contracts with customers	$218,994	$195,890	$414,884	$209,350	$174,370	$383,720

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2018	December 31, 2017

Contract liability	$10,094	$7,786

Revenue recognized during six months ended June 30, 2018 and June 30, 2017 from amounts included in contract liabilities at the beginning of the period were $3.7 million and $3.0 million, respectively. There were no material contract assets as of June 30, 2018 and December 31, 2017.

Note 4 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$8,719	$6,139	$19,376	$1,594

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $162 and $293 for the three months ended June 30, 2018 and 2017, respectively, and $325 and $586 for the six months ended June 30, 2018 and 2017, respectively)	510	501	1,019	1,001
Cash flow hedging gain (loss) net of income tax (income tax expense (benefit) of $1,219 and ($1,026) for the three months ended June 30, 2018 and 2017, respectively, and $1,724 and ($1,522) for the six months ended June 30, 2018 and 2017, respectively)	3,827	(1,751)	5,413	(2,598)
Foreign currency translation adjustment	(5,749)	5,255	(5,099)	9,223

Comprehensive income	$7,307	$10,144	$20,709	$9,220

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	4,165	—	(5,099)	(934)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,645	1,344	—	2,989
Income tax	(397)	(325)	—	(722)

Net current-period other comprehensive income	5,413	1,019	(5,099)	1,333

Balance, June 30, 2018	$1,883	$(24,794)	$(24,834)	$(47,745)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

Other comprehensive income (loss) before reclassifications, net of tax	(2,247)	—	9,223	6,976
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(556)	1,587	—	1,031
Income tax	205	(586)	—	(381)

Net current-period other comprehensive income	(2,598)	1,001	9,223	7,626

Balance, June 30, 2017	$(1,052)	$(25,457)	$(24,391)	$(50,900)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at June 30, 2018 which have been accounted for as cash flow hedges totaled $136.9 million. Net realized gains (losses) recognized for forward contracts accounted for as cash flow hedges approximated $(0.4) million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $(1.6) million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, $0.5 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at June 30, 2018 which have not been designated as hedges totaled $34.3 million. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.4 million and $(0.4) million for the three months ended June 30, 2018 and 2017, respectively, offsetting gains (losses) on our intercompany receivables of $(0.6) million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Net realized gains (losses) approximated $0.3 million and $(0.6) million for the six months ended June 30, 2018 and 2017, respectively, offsetting gains (losses) on our intercompany receivables of $(0.7) million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2018 and December 31, 2017:

June 30, 2018	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$3,025	$(1,487)	$1,538

Derivatives not designated as hedging instruments:
Foreign exchange contracts	14	(120)	(106)

Total derivatives	$3,039	$(1,607)	$1,432

December 31, 2017	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$346	$(5,945)	$(5,599)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	(78)	(74)

Total derivatives	$350	$(6,023)	$(5,673)

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated condensed balance sheets. Accordingly, at June 30, 2018 and December 31, 2017, we have recorded the net fair value of $1.4 million in prepaid expenses and other current assets and non-current other assets and $5.7 million in other current liabilities, respectively.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2018 consist of forward foreign exchange contracts and contingent liabilities associated with a business acquisition. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$41,538	$41,844
Work-in-process	16,134	14,666
Finished goods	85,733	84,926
Total	$143,405	$141,436

Note 7 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$8,719	$6,139	$19,376	$1,594

Basic – weighted average shares outstanding	28,075	27,891	28,059	27,894

Effect of dilutive potential securities	771	248	680	192

Diluted – weighted average shares outstanding	28,846	28,139	28,739	28,086

Net income (per share)
Basic	$0.31	$0.22	$0.69	$0.06
Diluted	0.30	0.22	0.67	0.06

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.8 million and 0.5 million for the three and six months ended June 30, 2018, respectively, and approximately 1.4 million and 2.0 million for the three and six months ended June 30, 2017.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2018 are as follows:

Balance as of December 31, 2017	$401,954

Foreign currency translation	(850)

Balance as of June 30, 2018	$401,104

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	June 30, 2018			December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	29	$214,616	$(91,634)	$214,685	$(86,137)

Promotional, marketing and distribution rights	25	149,376	(39,000)	149,376	(36,000)

Patents and other intangible assets	14	70,031	(43,177)	69,668	(42,127)

Developed technology	16	88,132	(4,992)	62,283	(3,352)

Unamortized intangible assets:

Trademarks and tradenames		86,544	—	86,544	—

	24	$608,699	$(178,803)	$582,556	$(167,616)

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

Amortization expense related to intangible assets which are subject to amortization totaled $5.7 million and $5.2 million in the three months ended June 30, 2018 and 2017, respectively, and $11.2 million and $10.3 million in the six months ended June 30, 2018 and 2017, respectively, and is included as a reduction of revenue (for amortization related to our promotional, marketing and distribution rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. Included in developed technology is $25.8 million of earn-out consideration that is considered probable as of June 30, 2018 associated with a prior asset acquisition. This is recorded in other current liabilities at June 30, 2018. This acquired developed technology has a weighted average useful life of 14 years. Included in patents and other intangible assets at June 30, 2018 and December 31, 2017 is an in-process research and development asset that is not currently amortized.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2018 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2018	$8,946	$3,000	$11,946
2019	18,550	6,000	24,550
2020	18,567	6,000	24,567
2021	17,614	6,000	23,614
2022	16,139	6,000	22,139
2023	15,504	6,000	21,504

Note 9 – Guarantees

We provide warranties on certain of our products at the time of sale and sell extended warranties. The standard warranty period for our capital and reusable equipment is generally one year and our extended warranties typically vary from one to three years. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product standard warranties for the six months ended June 30, are as follows:

	2018	2017
Balance as of January 1,	$1,750	$1,954

Provision for warranties	678	442

Claims made	(611)	(521)

Balance as of June 30,	$1,817	$1,875

Costs associated with extended warranty repairs are recorded as incurred and amounted to $2.4 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.

Note 10 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$169	$151	$338	$302

Interest cost on projected benefit obligation	701	693	1,403	1,387

Expected return on plan assets	(1,354)	(1,325)	(2,709)	(2,650)

Net amortization and deferral	672	794	1,344	1,587

Net periodic pension cost	$188	$313	$376	$626

We do not expect to make any pension contributions during 2018.

Note 11 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restructuring costs included in cost of sales	$—	$303	$—	$1,472

Restructuring costs	$—	$26	$—	$1,348
Business acquisition costs	—	405	—	892
Legal matters	—	2,465	—	16,714
Acquisition, restructuring and other expense included in selling and administrative expense	$—	$2,896	$—	$18,954

During the three and six months ended June 30, 2018, we did not have any costs related to restructuring, acquisitions or legal matters.

During the three and six months ended June 30, 2017, we incurred $0.3 million and $1.5 million, respectively, in costs associated with operational restructuring. These costs were charged to cost of sales and included severance, inventory and other charges.

During the six months ended June 30, 2017, we restructured certain selling and administrative functions and incurred $1.3 million in costs consisting principally of severance charges.

During the three and six months ended June 30, 2017, we incurred $0.4 million and $0.9 million, respectively, in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. The costs were associated with expensing of unvested options acquired and integration related costs.

During the six months ended June 30, 2017, we incurred $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict whereby SurgiQuest was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages as further described in Note 13. These costs remain accrued in other current liabilities at June 30, 2018 and were subsequently paid on July 10, 2018. In addition, during the three and six months ended June 30, 2017, we incurred $2.5 million and $4.5 million, respectively, in costs associated with this litigation and other legal matters.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Orthopedic surgery	$110,131	$105,561	$218,994	$209,350
General surgery	102,689	91,593	195,890	174,370
Consolidated net sales	$212,820	$197,154	$414,884	$383,720

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

In April 2017, the previously disclosed lawsuit involving false advertising claim by Lexion Medical ("Lexion") against SurgiQuest arising prior to the acquisition of SurgiQuest by CONMED went to trial in federal court in the District of Delaware.  The claims arose under the Lanham Act, as well as Delaware state laws.  Lexion sought damages of $22.0 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising,” as well as damages claimed for disgorgement of SurgiQuest’s alleged profits and attorneys' fees.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED, and we assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement.  On April 11, 2017, a jury returned a verdict finding SurgiQuest liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages. These costs were recorded in selling and administrative expense during the six months ended June 30, 2017 and remain accrued in other current liabilities at June 30, 2018. The District Court entered judgment on April 13, 2017.  CONMED and Lexion each filed post-verdict motions. Lexion sought an equitable award for disgorgement of SurgiQuest’s alleged profits, for so-called corrective advertising and for attorney’s fees. CONMED sought to vacate the award of punitive damages.  By memorandum decision dated May 16, 2018, the District Court denied both Lexion’s and SurgiQuest’s post-verdict motions. The period within which either Lexion or SurgiQuest was able to pursue an appeal expired in June without either party seeking to appeal the judgment. CONMED paid the judgment, together with post-judgment interest, in a total amount of $12.3 million on July 10, 2018.

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provide that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. We have notified the seller that there is a need to redesign the product, and that as a consequence, the first commercial sale has been delayed. Consequently, the payment of contingent milestone and revenue-based payments have been delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments. We expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court, although there can be no assurance that we will prevail in the litigation.

Note 14 – New Accounting Pronouncements

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, along with amendments issued in 2015 and 2016, which is codified in Accounting Standards Codification ("ASC") 606. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. We adopted this new guidance as of January 1, 2018, applying the modified retrospective method, and it did not have a material impact on our consolidated financial statements as further described in Note 3.

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

Recently Issued Accounting Standards, Not Yet Adopted

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

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

Note 15 – Income Taxes

On December 22, 2017 the 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted. At December 31, 2017, the Company recorded estimated provisional amounts for the deemed repatriation toll charge implemented by the Tax Reform, related to foreign tax credits, deferred tax revaluation amounts and deferred tax liabilities on unremitted foreign earnings. Staff Accounting Bulletin No. (SAB) 118 provides an extended measurement period to finalize the effects of Tax Reform for the period of enactment. Tax expense for the three and six months ended June 30, 2018 includes no changes from these initial assessments.

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

Income tax expense has been recorded at an effective tax rate of 24.8% and 26.8% for the three months ended June 30, 2018 and 2017, respectively, and at an effective tax rate of 19.4% and 10.0% for the six months ended June 30, 2018 and 2017, respectively. The lower effective rate for the three months ended June 30, 2018, as compared to the same period in the prior year, was primarily the result of the lower federal statutory tax rate of 21% enacted with Tax Reform which was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. The higher effective rate for the six months ended June 30, 2018, as compared to the same period in the prior year, was primarily due to stock option income tax benefits which reduced the effective tax rate by 3.0% during the six months ended June 30, 2018 as compared to a reduction of 12.7% during the six months ended June 30, 2017. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2017 and the following, among others:

•	general economic and business conditions;

•	changes in foreign exchange and interest rates;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	changes in customer preferences;

•	competition;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the availability and cost of materials;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	trade protection measures, tariffs and other border taxes, and import or export licensing requirements;

•	future levels of indebtedness and capital spending;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	the risk of an information security breach, including a cybersecurity breach;

•	the risk of litigation, especially patent litigation, as well as the cost associated with patent and other litigation;

•	the risk of a lack of allograft tissue due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues; and

•	compliance with and changes in regulatory requirements.

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

Overview

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures. The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, thoracic surgery and gastroenterology.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Orthopedic surgery	52%	54%	53%	55%
General surgery	48%	46%	47%	45%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 48% during both the six months ended June 30, 2018 and 2017.

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

See Note 3 to the consolidated condensed financial statements for updates to our accounting policy resulting from the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which is codified in Accounting Standards Codification ("ASC") 606.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.4	46.9	45.6	46.7
Gross profit	54.6	53.1	54.4	53.3
Selling and administrative expense	42.1	42.5	42.0	46.5
Research and development expense	4.7	4.1	4.3	4.1
Income from operations	7.8	6.5	8.2	2.7
Interest expense	2.4	2.2	2.4	2.2
Income before income taxes	5.4	4.3	5.8	0.5
Provision for income taxes	1.3	1.1	1.1	—
Net income	4.1%	3.1%	4.7%	0.4%
Sales

The following table presents net sales by product line for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended				Six Months Ended
			% Change				% Change
	2018	2017	As Reported	Adjusted [a]	2018	2017	As Reported	Adjusted [a]
Orthopedic surgery	$110.1	$105.6	4.3%	2.8%	$219.0	$209.3	4.6%	2.5%
General surgery	102.7	91.6	12.1%	12.9%	195.9	174.4	12.3%	12.7%
Net sales	$212.8	$197.2	7.9%	7.4%	$414.9	$383.7	8.1%	7.1%

Single-use products	$171.8	$159.5	7.7%	7.5%	$333.5	$309.2	7.9%	7.1%
Capital products	41.0	37.7	8.9%	7.1%	81.4	74.5	9.2%	7.2%
Net sales	$212.8	$197.2	7.9%	7.4%	$414.9	$383.7	8.1%	7.1%

(a) Adjusted net sales growth is measured in constant currency and is adjusted for administrative fees that we began recording as a reduction of revenue under ASC 606 on January 1, 2018. Refer to Note 3 to the consolidated condensed financial statements and Non-GAAP Financial Measures below for further details.

Net sales increased 7.9% and 8.1% in the three and six months ended June 30, 2018, respectively, compared to the same period a year ago due to growth in both the Orthopedic and General Surgery product lines, as described below. The adoption of ASC 606 reduced sales growth by $2.0 million and $3.9 million in the three and six months ended June 30, 2018, respectively, as we are required to report certain costs previously recorded in selling and administrative fees, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018.

•
Orthopedic surgery sales increased 4.3% and 4.6% in the three and six months ended June 30, 2018, respectively, primarily due to continued growth in our sports medicine and powered instrument offerings driven by the introduction of new products.

•
General surgery sales increased 12.1% and 12.3% in the three and six months ended June 30, 2018, respectively, driven by continued sales growth from all product offerings. New product introductions and continued strong AirSeal® sales contributed to this growth.

Cost of Sales

Cost of sales increased to $96.5 million in the three months ended June 30, 2018 as compared to $92.5 million in the three months ended June 30, 2017. Gross profit margins increased 1.5 percentage points to 54.6% in the three months ended June 30, 2018 as compared to 53.1% in the three months ended June 30, 2017. The increase in gross profit margins of 1.5 percentage points in the three months ended June 30, 2018 was mainly a result of favorable foreign exchange rates on sales and product mix offset by the impact of the adoption of ASC 606.

Cost of sales increased to $189.1 million in the six months ended June 30, 2018 as compared to $179.2 million in the six months ended June 30, 2017. Gross profit margins increased 1.1 percentage points to 54.4% in the six months ended June 30, 2018 as compared to 53.3% in the six months ended ended June 30, 2017. The increase in gross profit margins of 1.1 percentage points in the six months ended June 30, 2018 was mainly a result of favorable foreign exchange rates on sales, a decrease in restructuring costs and product mix offset by the impact of the adoption of ASC 606.

Selling and Administrative Expense

Selling and administrative expense increased to $89.6 million in the three months ended June 30, 2018 as compared to $83.8 million in the three months ended June 30, 2017 and decreased to $174.2 million in the six months ended June 30, 2018 as compared to $178.6 million in the six months ended June 30, 2017. Selling and administrative expense as a percentage of net sales decreased to 42.1% in the three months ended June 30, 2018 as compared to 42.5% in the three months ended June 30, 2017 and decreased to 42.0% in the six months ended June 30, 2018 as compared to 46.5% in the six months ended June 30, 2017.

The significant factors affecting the 0.4 percentage point decrease in selling and administrative expense as a percentage of net sales in the three months ended June 30, 2018 as compared to the same period a year ago included (1) a $2.0 million (1.1 percentage point) reduction in selling and administrative expense due to the adoption of ASC 606 as we are required to report certain costs previously recorded in selling and administrative fees, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018 and (2) a $2.5 million (1.3 percentage point) decrease primarily due to legal fees associated with the SurgiQuest, Inc. vs. Lexion Medical litigation as further described in Notes 11 and 13 and and other legal matters during 2017. These decreases were offset by incremental compensation costs and investments in our infrastructure.

The significant factors affecting the 4.5 percentage point decrease in selling and administrative expense as a percentage of net sales in the six months ended June 30, 2018 as compared to the same period a year ago included (1) a $3.9 million (1.0 percentage point) reduction in selling and administrative expense due to the adoption of ASC 606 as we are required to report certain costs previously recorded in selling and administrative fees, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018, (2) a $16.7 million (4.4 percentage point) decrease primarily associated with the $12.2 million SurgiQuest, Inc. vs. Lexion Medical litigation verdict as further described in Notes 11 and 13 and legal fees associated with this and other legal matters during 2017, and (3) a $1.3 million (0.4 percentage point) decrease in restructuring costs as further described in Note 11 to the consolidated condensed financial statements. These decreases were offset by incremental compensation costs and investments in our infrastructure.

Research and Development Expense

Research and development expense increased to $10.0 million in the three months ended June 30, 2018 as compared to $8.0 million in the three months ended June 30, 2017 and increased to $17.7 million in the six months ended June 30, 2018 as compared to $15.7 million in the six months ended June 30, 2017. As a percentage of net sales, research and development expense increased 0.6 percentage points to 4.7% in the three months ended June 30, 2018 as compared to 4.1% in the three months ended June 30, 2017 and increased 0.2 percentage points to 4.3% in the six months ended June 30, 2018 as compared to 4.1% in the six months ended June 30, 2017 as we continue to increase efforts in new product development.

Interest Expense

Interest expense increased to $5.1 million in the three months ended June 30, 2018 from $4.4 million in the three months ended June 30, 2017 and increased to $9.9 million in the six months ended June 30, 2018 from $8.5 million in the six months ended June 30, 2017 due to higher interest rates compared to the same periods a year ago. The weighted average interest rates on our borrowings increased to 4.32% in the three months ended June 30, 2018 as compared to 3.43% in the three months ended June 30, 2017 and increased to 4.12% in the six months ended June 30, 2018 as compared to 3.32% in the six months ended June 30, 2017.

Provision for Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform made significant changes to U.S. federal income tax laws including permanently lowering the federal statutory tax rate from 35% to 21% effective January 1, 2018.

Income tax expense has been recorded at an effective tax rate of 24.8% and 26.8% for the three months ended June 30, 2018 and 2017, respectively, and at an effective tax rate of 19.4% and 10.0% for the six months ended June 30, 2018 and 2017, respectively. The lower effective rate for the three months ended June 30, 2018, as compared to the same period in the prior year, was primarily the result of the lower federal statutory tax rate of 21% enacted with Tax Reform which was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. The higher effective rate for the six months ended June 30, 2018, as compared to the same period in the prior year, was primarily due to stock option income tax benefits which reduced the effective tax rate by 3.0% during the six months ended June 30, 2018 as compared to a reduction of 12.7% during the six months ended June 30, 2017. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. Refer to Note 15 in the consolidated condensed financial statements for further information regarding the impact of Tax Reform to the three and six months ended June 30, 2018. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2017, under Note 7 to the consolidated financial statements.

Non-GAAP Financial Measures

Net sales on an "adjusted" basis is a non-GAAP measure that presents net sales in "constant currency" and adjusts for the adoption impact of ASC 606. The Company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. To measure percentage sales growth in constant currency, the Company removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of net sales. In addition, the Company adjusts for the adoption impact of ASC 606. For GAAP purposes, we applied the modified retrospective transition approach which requires certain costs previously included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations, to be recorded as a reduction of revenue for periods subsequent to January 1, 2018.  Amounts reported in prior years remain unchanged with these administrative fees included in selling and administrative expense.  To improve comparability between reporting periods, we assumed ASC 606 had been applied as of January 1, 2017 thereby reducing net sales by the administrative fees for both periods when calculating adjusted sales growth.

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

Operating cash flows

Our net working capital position was $170.7 million at June 30, 2018.  Net cash provided by operating activities was $45.6 million and $31.3 million in the six months ended June 30, 2018 and 2017, respectively, generated on net income of $19.4 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.

The increase in cash flows from operating activities for the six months ended June 30, 2018 as compared to the same period a year ago is primarily due to the increase in net income as 2017 included costs associated with restructuring and legal matters as further described in Note 11 to the consolidated condensed financial statements, including the $12.2 million accrual related to the Lexion trial verdict that was recorded during the six months ended June 30, 2017 and remains accrued at June 30, 2018. This accrual was subsequently paid on July 10, 2018.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2018 consisted of capital expenditures. Capital expenditures were $7.3 million and $5.5 million in the six months ended June 30, 2018 and 2017, respectively, and are expected to approximate $15.0 million in 2018.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2018 and 2017 was $47.1 million and $13.7 million, respectively. Below is a summary of the significant financing activities:

•	During the six months ended June 30, 2018, we had net payments on our revolving line of credit of $30.0 million compared to net borrowings of $3.0 million during the six months ended June 30, 2017.

•	During the six months ended June 30, 2018 and 2017, we repaid $6.6 million and $4.4 million, respectively, on our term loan in accordance with the agreement.

•	Dividend payments were $11.2 million and $11.1 million during the six months ended June 30, 2018 and 2017, respectively.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Interest rates are at LIBOR plus 1.875% (3.98% at June 30, 2018). For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month Eurocurrency Rate plus 0.875%.

There were $150.9 million in borrowings outstanding on the term loan as of June 30, 2018. There were $297.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2018. Our available borrowings on the revolving credit facility at June 30, 2018 were $225.0 million with approximately $3.0 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The fifth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2018. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $1.6 million at June 30, 2018. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2018, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2018. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2018.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Condensed Balance Sheets at June 30, 2018 and December 31, 2017, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Consolidated Condensed Financial Statements for the three and six months ended June 30, 2018.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
August 2, 2018