Form 10-Q
period 2018-09-30
CONMED CORP
filed 2018-11-02
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2018	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 30, 2018 is 28,128,672 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$202,307	$190,117	$617,191	$573,837

Cost of sales	91,680	87,570	280,736	266,753

Gross profit	110,627	102,547	336,455	307,084

Selling and administrative expense	84,983	80,807	259,156	259,396

Research and development expense	14,122	8,270	31,817	23,929

Operating expenses	99,105	89,077	290,973	283,325

Income from operations	11,522	13,470	45,482	23,759

Interest expense	5,214	4,806	15,123	13,323

Income before income taxes	6,308	8,664	30,359	10,436

Provision for income taxes	483	1,467	5,158	1,645

Net income	$5,825	$7,197	$25,201	$8,791

Comprehensive income	$7,136	$10,446	$27,845	$19,666

Per share data:

Net income
Basic	$0.21	$0.26	$0.90	$0.31
Diluted	0.20	0.26	0.87	0.31

Dividends per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average common shares
Basic	28,124	27,924	28,096	27,915
Diluted	29,088	28,183	28,872	28,124

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$29,691	$32,622
Accounts receivable, net	161,000	167,037
Inventories	153,618	141,436
Prepaid expenses and other current assets	19,153	15,688
Total current assets	363,462	356,783
Property, plant and equipment, net	113,701	116,229
Goodwill	400,977	401,954
Other intangible assets, net	415,191	414,940
Other assets	69,649	68,055
Total assets	$1,362,980	$1,357,961

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18,045	$14,699
Accounts payable	48,227	42,044
Accrued compensation and benefits	34,422	34,258
Other current liabilities	64,199	59,002
Total current liabilities	164,893	150,003

Long-term debt	442,900	471,744
Deferred income taxes	79,250	77,668
Other long-term liabilities	23,281	27,114
Total liabilities	710,324	726,529

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2018 and 2017, respectively	313	313
Paid-in capital	339,033	333,795
Retained earnings	448,875	440,085
Accumulated other comprehensive loss	(46,434)	(49,078)
Less: 3,175,822 and 3,338,015 shares of common stock
in treasury, at cost in 2018 and 2017, respectively	(89,131)	(93,683)
Total shareholders’ equity	652,656	631,432
Total liabilities and shareholders’ equity	$1,362,980	$1,357,961

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,201	$8,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,881	14,993
Amortization	32,329	28,069
Stock-based compensation	7,465	6,340
Impairment charges	4,212	—
Deferred income taxes	(1,268)	(5,129)
Increase in cash flows from changes in assets and liabilities:
Accounts receivable	4,361	6,210
Inventories	(13,677)	(12,062)
Accounts payable	6,212	7,801
Accrued compensation and benefits	465	(5,151)
Other assets	(20,323)	(17,917)
Other liabilities	(8,860)	12,809
	24,797	35,963
Net cash provided by operating activities	49,998	44,754

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,751)	(9,232)
Payments related to business and asset acquisitions, net of cash acquired	—	(15,194)
Net cash used in investing activities	(11,751)	(24,426)

Cash flows from financing activities:
Payments on term loan	(9,844)	(6,563)
Payments on revolving line of credit	(119,000)	(98,000)
Proceeds from revolving line of credit	104,000	115,000
Dividends paid on common stock	(16,819)	(16,722)
Other, net	1,043	(887)
Net cash used in financing activities	(40,620)	(7,172)

Effect of exchange rate changes on cash and cash equivalents	(558)	3,450

Net increase (decrease) in cash and cash equivalents	(2,931)	16,606

Cash and cash equivalents at beginning of period	32,622	27,428

Cash and cash equivalents at end of period	$29,691	$44,034

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$25,849	$—

Dividends payable	$5,625	$5,585

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Adoption of ASC 606 did not have a material impact on our consolidated condensed financial statements. Certain costs previously included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations are required to be recorded as a reduction of revenue under the new standard. These costs amounted to $2.4 million and $2.0 million during the three months ended September 30, 2018 and 2017, respectively, and $6.3 million and $5.8 million during the nine months ended September 30, 2018 and 2017, respectively. These costs are included as a reduction in net sales in the three and nine months ended September 30, 2018 and as selling and administrative expense in the three and nine months ended September 30, 2017, respectively. There is no impact on net income or earnings per share as a result of this change.

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

•
We place certain of our capital equipment with customers on a loaned basis and at no charge in exchange for commitments to purchase related single-use products over time periods generally ranging from one to three years. In these circumstances, no revenue is recognized upon capital equipment shipment as the equipment is loaned and subject to return if certain minimum single-use purchases are not met. Revenue is recognized upon the sale and shipment of the related single-use products. The cost of the equipment is amortized over its estimated useful life which is generally five years.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in selling and administrative expense were $10.0 million and $9.6 million for the nine months ended September 30, 2018 and 2017, respectively.

•	We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•
We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $2.7 million at September 30, 2018 is adequate to provide for probable losses resulting from accounts receivable.

We recognize revenue in accordance with the terms of our agreement with Musculoskeletal Transplant Foundation (“MTF”) on a net basis as our role is that of an agent earning a commission or fee. MTF is responsible for the sourcing, processing and distribution of allograft tissue for sports medicine procedures while the Company represents, markets and promotes MTF’s sports medicine allograft tissues to customers. The Company is paid a “Service Fee” by MTF which is calculated as a percentage of the amounts invoiced by MTF to customers for sports medicine allograft tissues. The Company accounts for the services as a series of distinct performance obligations and each service is recognized over time as MTF simultaneously receives and consumes the benefit.

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

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$39,574	$67,955	$107,529	$38,044	$60,260	$98,304
Americas (excluding the United States)	14,949	7,347	22,296	15,147	7,945	23,092
Europe, Middle East & Africa	23,206	11,492	34,698	22,623	11,027	33,650
Asia Pacific	25,200	12,584	37,784	22,767	12,304	35,071
Total sales from contracts with customers	$102,929	$99,378	$202,307	$98,581	$91,536	$190,117

Timing of Revenue Recognition
Goods transferred at a point in time	$94,640	$98,992	$193,632	$91,047	$91,307	$182,354
Services transferred over time	8,289	386	8,675	7,534	229	7,763
Total sales from contracts with customers	$102,929	$99,378	$202,307	$98,581	$91,536	$190,117

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$123,782	$199,653	$323,435	$121,320	$176,421	$297,741
Americas (excluding the United States)	48,307	23,374	71,681	43,256	22,902	66,158
Europe, Middle East & Africa	80,951	38,420	119,371	76,774	35,655	112,429
Asia Pacific	68,883	33,821	102,704	66,581	30,928	97,509
Total sales from contracts with customers	$321,923	$295,268	$617,191	$307,931	$265,906	$573,837

Timing of Revenue Recognition
Goods transferred at a point in time	$297,096	$294,196	$591,292	$283,728	$265,391	$549,119
Services transferred over time	24,827	1,072	25,899	24,203	515	24,718
Total sales from contracts with customers	$321,923	$295,268	$617,191	$307,931	$265,906	$573,837

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2018	December 31, 2017

Contract liability	$10,375	$7,786

Revenue recognized during nine months ended September 30, 2018 and September 30, 2017 from amounts included in contract liabilities at the beginning of the period were $6.6 million and $4.7 million, respectively. There were no material contract assets as of September 30, 2018 and December 31, 2017.

Note 4 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,825	$7,197	$25,201	$8,791

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $162 and $294 for the three months ended September 30, 2018 and 2017, respectively, and $488 and $880 for the nine months ended September 30, 2018 and 2017, respectively)	510	500	1,529	1,501
Cash flow hedging gain (loss) net of income tax (income tax expense (benefit) of $378 and ($790) for the three months ended September 30, 2018 and 2017, respectively, and $2,102 and ($2,312) for the nine months ended September 30, 2018 and 2017, respectively)	1,185	(1,348)	6,598	(3,946)
Foreign currency translation adjustment	(384)	4,097	(5,483)	13,320

Comprehensive income	$7,136	$10,446	$27,845	$19,666

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	5,462	—	(5,483)	(21)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,498	2,017	—	3,515
Income tax	(362)	(488)	—	(850)

Net current-period other comprehensive income (loss)	6,598	1,529	(5,483)	2,644

Balance, September 30, 2018	$3,068	$(24,284)	$(25,218)	$(46,434)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

Other comprehensive income (loss) before reclassifications, net of tax	(3,939)	—	13,320	9,381
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(11)	2,381	—	2,370
Income tax	4	(880)	—	(876)

Net current-period other comprehensive income (loss)	(3,946)	1,501	13,320	10,875

Balance, September 30, 2017	$(2,400)	$(24,957)	$(20,294)	$(47,651)

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

Foreign Currency Forward Contracts. We hedge forecasted intercompany sales denominated in foreign currencies through the use of forward contracts.  We account for these forward contracts as cash flow hedges.  To the extent these forward contracts meet hedge accounting criteria, changes in their fair value are not included in current earnings but are included in accumulated other comprehensive loss.  These changes in fair value will be recognized into earnings as a component of sales or cost of sales when the forecasted transaction occurs.  The notional contract amounts for forward contracts outstanding at September 30, 2018 which have been accounted for as cash flow hedges totaled $147.8 million. Net realized gains (losses)

recognized for forward contracts accounted for as cash flow hedges approximated $0.1 million and $(0.5) million for the three months ended September 30, 2018 and 2017, respectively, and $(1.5) million and $0.0 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, $1.7 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.  The notional contract amounts for forward contracts outstanding at September 30, 2018 which have not been designated as hedges totaled $30.8 million. Net realized gains (losses) recognized in connection with those forward contracts not accounted for as hedges approximated $0.2 million and $(0.5) million for the three months ended September 30, 2018 and 2017, respectively, offsetting gains (losses) on our intercompany receivables of $(0.5) million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. Net realized gains (losses) approximated $0.6 million and $(1.2) million for the nine months ended September 30, 2018 and 2017, respectively, offsetting gains (losses) on our intercompany receivables of $(1.2) million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. These gains and losses have been recorded in selling and administrative expense in the consolidated condensed statements of comprehensive income.

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2018 and December 31, 2017:

September 30, 2018	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$3,787	$(685)	$3,102

Derivatives not designated as hedging instruments:
Foreign exchange contracts	28	(135)	(107)

Total derivatives	$3,815	$(820)	$2,995

December 31, 2017	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	$346	$(5,945)	$(5,599)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	(78)	(74)

Total derivatives	$350	$(6,023)	$(5,673)

Our forward foreign exchange contracts are subject to a master netting agreement and qualify for netting in the consolidated condensed balance sheets. Accordingly, at September 30, 2018, we have recorded the net fair value of $2.4 million and $0.7 million in prepaid expenses and other current assets and non-current other assets, respectively. At December 31, 2017, we have recorded the net fair value of $5.7 million in other current liabilities.

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2018 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$43,474	$41,844
Work-in-process	15,837	14,666
Finished goods	94,307	84,926
Total	$153,618	$141,436

Note 7 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$5,825	$7,197	$25,201	$8,791

Basic – weighted average shares outstanding	28,124	27,924	28,096	27,915

Effect of dilutive potential securities	964	259	776	209

Diluted – weighted average shares outstanding	29,088	28,183	28,872	28,124

Net income (per share)
Basic	$0.21	$0.26	$0.90	$0.31
Diluted	0.20	0.26	0.87	0.31

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive.

Such shares aggregated approximately 0.0 million and 0.6 million for the three and nine months ended September 30, 2018, respectively, and approximately 1.3 million and 1.2 million for the three and nine months ended September 30, 2017.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2018 are as follows:

Balance as of December 31, 2017	$401,954

Foreign currency translation	(977)

Balance as of September 30, 2018	$400,977

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	September 30, 2018			December 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	29	$214,598	$(94,371)	$214,685	$(86,137)

Sales representation, marketing and promotional rights	25	149,376	(40,500)	149,376	(36,000)

Patents and other intangible assets	15	61,292	(43,700)	69,668	(42,127)

Developed technology	16	88,132	(6,180)	62,283	(3,352)

Unamortized intangible assets:

Trademarks and tradenames		86,544	—	86,544	—

	24	$599,942	$(184,751)	$582,556	$(167,616)

Customer and distributor relationships, trademarks and tradenames, developed technology and patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation (“MTF”).

Amortization expense related to intangible assets which are subject to amortization totaled $6.0 million and $5.3 million in the three months ended September 30, 2018 and 2017, respectively, and $17.2 million and $15.6 million in the nine months ended September 30, 2018 and 2017, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. Included in developed technology is $25.8 million of earn-out consideration that is considered probable as of September 30, 2018 associated with a prior asset acquisition. This is recorded in other current liabilities at September 30, 2018. This acquired developed technology has a weighted average useful life of 14 years.

During the three months ended September 30, 2018, the Company wrote off $9.5 million related to an in-process research and development asset and recorded the net charge to research and development expense. Refer to Notes 11 and 13 for further details.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2018 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2018	$4,493	$1,500	$5,993
2019	17,622	6,000	23,622
2020	17,639	6,000	23,639
2021	16,686	6,000	22,686
2022	15,227	6,000	21,227
2023	14,615	6,000	20,615

Note 9 – Guarantees

We provide warranties on certain of our products at the time of sale and sell extended warranties. The standard warranty period for our capital equipment is generally one year and our extended warranties typically vary from one to three years. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product standard warranties for the nine months ended September 30, are as follows:

	2018	2017
Balance as of January 1,	$1,750	$1,954

Provision for warranties	1,036	787

Claims made	(937)	(907)

Balance as of September 30,	$1,849	$1,834

Costs associated with extended warranty repairs are recorded as incurred and amounted to $4.0 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 10 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$169	$151	$506	$452

Interest cost on projected benefit obligation	701	693	2,104	2,080

Expected return on plan assets	(1,354)	(1,325)	(4,063)	(3,975)

Net amortization and deferral	672	794	2,017	2,381

Net periodic pension cost	$188	$313	$564	$938

We do not expect to make any pension contributions during 2018.

Note 11 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring costs included in cost of sales	$—	$1,306	$—	$2,778

Business acquisition costs	$1,073	$128	$1,073	$1,020
Restructuring costs	—	—	—	1,347
Legal matters	—	327	—	17,041
Acquisition, restructuring and other expense included in selling and administrative expense	$1,073	$455	$1,073	$19,408

Impairment charges included in research and development expense	$4,212	$—	$4,212	$—

During the three and nine months ended September 30, 2018, we recorded a $1.1 million charge to selling and administrative expense associated with a vacant lease related to a prior acquisition. During the three and nine months ended September 30, 2017, we incurred $0.1 million and $1.0 million, respectively, in costs associated with the January 4, 2016 acquisition of SurgiQuest, Inc. The costs were associated with expensing of unvested options acquired and integration related costs.

During the three and nine months ended September 30, 2018, we recorded a net charge of $4.2 million to research and development expense mainly associated with the impairment of an in-process research and development asset, net of the release of previously accrued contingent consideration in other current and long-term liabilities, as further described in Note 13.

During 2017, we continued our operational restructuring plan. As part of this plan, we engaged a consulting firm to assist us in streamlining our product offering and improving our operational efficiency. As a result, we identified certain catalog numbers to be discontinued and consolidated into existing product offerings and recorded a $1.3 million charge during the three months ended September 30, 2017 to write-off inventory which no longer is offered for sale. For the nine months ended September 30, 2017 we incurred $2.8 million in costs associated with the operational restructuring. These costs were charged to cost of sales and included severance, inventory and other charges.

During the nine months ended September 30, 2017, we restructured certain selling and administrative functions and incurred $1.3 million in costs consisting principally of severance charges.

During the nine months ended September 30, 2017, we incurred $12.2 million in costs associated with the SurgiQuest, Inc. vs. Lexion Medical litigation verdict whereby SurgiQuest was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages as further described in Note 13. These costs were paid on July 10, 2018. In addition, during the three and nine months ended September 30, 2017, we incurred $0.3 million and $4.8 million, respectively, in costs associated with this litigation and other legal matters.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Orthopedic surgery	$102,929	$98,581	$321,923	$307,931
General surgery	99,378	91,536	295,268	265,906
Consolidated net sales	$202,307	$190,117	$617,191	$573,837

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

Manufacturers of medical products may face exposure to significant product liability claims. To date, we have not experienced any product liability claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business, results of operations or cash flows. We currently maintain commercial product liability insurance of $30 million per incident and $30 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

In April 2017, the previously disclosed lawsuit involving a false advertising claim by Lexion Medical ("Lexion") against SurgiQuest arising prior to the acquisition of SurgiQuest by CONMED went to trial in federal court in the District of Delaware.  The claims arose under the Lanham Act, as well as Delaware state laws.  Lexion sought damages of $22.0 million for alleged lost profits and $18.7 million for costs related to alleged “corrective advertising,” as well as damages claimed for disgorgement of SurgiQuest’s alleged profits and attorneys' fees.  On January 4, 2016, SurgiQuest became a subsidiary of CONMED, and we assumed the costs and liabilities related to the Lexion lawsuit subject to the terms of the merger agreement.  On April 11, 2017, a jury returned a verdict finding SurgiQuest liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages. These costs were recorded in selling and administrative expense during the nine months ended September 30, 2017. The District Court entered judgment on April 13, 2017.  SurgiQuest and Lexion each filed post-verdict motions. Lexion sought an equitable award for disgorgement of SurgiQuest’s alleged profits, for so-called corrective advertising and for attorney’s fees. CONMED sought to vacate the award of punitive damages.  By memorandum decision dated May 16, 2018, the District Court denied both Lexion’s and SurgiQuest’s post-verdict motions. The period within which either Lexion or SurgiQuest was able to pursue an appeal expired in June without either party seeking to appeal the judgment. CONMED paid the judgment, together with post-judgment interest, in a total amount of $12.3 million on July 10, 2018.

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. We had notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments at that time. The Company recently decided to halt the development of the EndoDynamix clip applier for a number of reasons. While we recorded a charge to write off assets and released previously accrued contingent consideration as described in Note 11, we expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court, although there can be no assurance that we will prevail in the litigation.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires companies to determine if costs associated with hosted cloud computing services are capitalized or expensed depending on the nature of the cost and the project stage during which they are incurred. Generally, companies will only capitalize costs related to the development and implementation of the cloud computing arrangement. This guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted in any interim period. We early adopted this new guidance, on a prospective basis, effective July 1, 2018 and it did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards, Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), along with amendments issued in 2017 and 2018. This ASU requires lessees to record leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term.

The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the new standard on January 1, 2019, and anticipates applying the modified retrospective approach along with certain practical expedients.

We have completed a preliminary assessment of the impact of this ASU, which we expect to finalize during the fourth quarter. We expect the new standard to materially impact our balance sheet by requiring us to record right-of-use assets and lease liabilities related to operating leases that have not been recorded on the balance sheet under current GAAP, but we do not expect this update to have a material impact on our net income, earnings per share or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This ASU removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This new guidance is effective for periods beginning after December 15, 2019, however early adoption is permitted. The Company will be adopting this guidance in conjunction with our annual impairment testing during the fourth quarter of 2018.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This update is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

Note 15 – Income Taxes

On December 22, 2017 the 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted. At December 31, 2017, the Company recorded estimated provisional amounts for the deemed repatriation toll charge implemented by Tax Reform, related to foreign tax credits, deferred tax revaluation amounts and deferred tax liabilities on unremitted foreign earnings. Staff Accounting Bulletin No. (SAB) 118 provides an extended measurement period to finalize the effects of Tax Reform for the period of enactment. During the three and nine months ended September 30, 2018 the Company recorded a provisional tax benefit of $0.2 million, primarily resulting from further analysis of the deemed repatriation toll charge and related foreign tax credits offset in part by the revaluation of certain deferred tax amounts. As the analysis of Tax Reform remains ongoing, further adjustments to the provisional amounts may impact the provision for income taxes in future periods.

FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, ("GILTI") allows for an election to account for GILTI under the deferred method which requires recognizing deferred taxes for basis differences which will impact the GILTI inclusion upon reversal or as a period cost. The Company is still evaluating this election and will complete its accounting for Tax Reform, including this election, within the measurement period prescribed by SAB 118.

Income tax expense has been recorded at an effective tax rate of 7.7% and 16.9% for the three months ended September 30, 2018 and 2017, respectively, and at an effective tax rate of 17.0% and 15.8% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective rate for the three months ended September 30, 2018, as compared to the same period in the prior year, was primarily the result of recording discrete income tax benefits associated with the provisional adjustment for Tax Reform, stock options, and other federal income tax items which reduced the effective rate by 18.5% for the three months ended September 30, 2018 as compared to a reduction of 9.2% for discrete items during the three months ended September 30, 2017. The higher effective rate for the nine months ended September 30, 2018, as compared to the same period in the prior year, was due to increased federal tax expense resulting from adjustments to the December 31, 2017 tax balances related to Tax Reform. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including GILTI as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Orthopedic surgery	51%	52%	52%	54%
General surgery	49%	48%	48%	46%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 80% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 48% during both the nine months ended September 30, 2018 and 2017.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.3	46.1	45.5	46.5
Gross profit	54.7	53.9	54.5	53.5
Selling and administrative expense	42.0	42.5	42.0	45.2
Research and development expense	7.0	4.3	5.2	4.2
Income from operations	5.7	7.1	7.4	4.1
Interest expense	2.6	2.5	2.5	2.3
Income before income taxes	3.1	4.6	4.9	1.8
Provision for income taxes	0.2	0.8	0.8	0.3
Net income	2.9%	3.8%	4.1%	1.5%
Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
			% Change
	2018	2017	As Reported	ASC 606 Impact	Impact of Foreign Currency	Adjusted [a]
Orthopedic surgery	$102.9	$98.6	4.4%	0.7%	0.7%	5.8%
General surgery	99.4	91.5	8.6%	1.7%	0.4%	10.7%
Net sales	$202.3	$190.1	6.4%	1.2%	0.5%	8.1%

Single-use products	$159.4	$153.2	4.0%	1.4%	0.6%	6.0%
Capital products	42.9	36.9	16.3%	—%	0.7%	17.0%
Net sales	$202.3	$190.1	6.4%	1.2%	0.5%	8.1%

	Nine Months Ended
			% Change
	2018	2017	As Reported	ASC 606 Impact	Impact of Foreign Currency	Adjusted [a]
Orthopedic surgery	$321.9	$307.9	4.5%	0.7%	(1.6)%	3.6%
General surgery	295.3	265.9	11.0%	1.7%	(0.7)%	12.0%
Net sales	$617.2	$573.8	7.6%	1.1%	(1.2)%	7.5%

Single-use products	$493.0	$462.4	6.6%	1.4%	(1.2)%	6.8%
Capital products	124.2	111.4	11.5%	—%	(1.1)%	10.4%
Net sales	$617.2	$573.8	7.6%	1.1%	(1.2)%	7.5%

(a) Adjusted net sales growth is measured in constant currency and is adjusted for administrative fees that we began recording as a reduction of revenue under ASC 606 on January 1, 2018. Refer to Note 3 to the consolidated condensed financial statements and Non-GAAP Financial Measures below for further details.

Net sales increased 6.4% and 7.6% in the three and nine months ended September 30, 2018, respectively, compared to the same period a year ago due to growth in both the Orthopedic and General Surgery product lines, as described below. The adoption of ASC 606 reduced sales growth by $2.4 million and $6.3 million in the three and nine months ended September 30, 2018, respectively, as we are required to report certain costs previously recorded in selling and administrative expense, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018.

•
Orthopedic surgery sales increased 4.4% and 4.5% in the three and nine months ended September 30, 2018, respectively, primarily due to continued growth in our sports medicine and powered instrument offerings driven by the introduction of new products.

•
General surgery sales increased 8.6% and 11.0% in the three and nine months ended September 30, 2018, respectively, driven by continued sales growth from all product offerings. New product introductions and continued strong AirSeal® sales contributed to this growth.

Cost of Sales

Cost of sales increased to $91.7 million in the three months ended September 30, 2018 as compared to $87.6 million in the three months ended September 30, 2017. Gross profit margins increased 0.8 percentage points to 54.7% in the three months ended September 30, 2018 as compared to 53.9% in the three months ended September 30, 2017. The increase in gross profit margins of 0.8 percentage points in the three months ended September 30, 2018 was mainly a result of a decrease in restructuring costs and product mix offset by the impact of the adoption of ASC 606.

Cost of sales increased to $280.7 million in the nine months ended September 30, 2018 as compared to $266.8 million in the nine months ended September 30, 2017. Gross profit margins increased 1.0 percentage point to 54.5% in the nine months ended September 30, 2018 as compared to 53.5% in the nine months ended September 30, 2017. The increase in gross profit margins of 1.0 percentage point in the nine months ended September 30, 2018 was mainly a result of favorable foreign exchange rates on sales, a decrease in restructuring costs and product mix offset by the impact of the adoption of ASC 606.

Selling and Administrative Expense

Selling and administrative expense increased to $85.0 million in the three months ended September 30, 2018 as compared to $80.8 million in the three months ended September 30, 2017 and decreased to $259.2 million in the nine months ended September 30, 2018 as compared to $259.4 million in the nine months ended September 30, 2017. Selling and administrative expense as a percentage of net sales decreased to 42.0% in the three months ended September 30, 2018 as compared to 42.5% in the three months ended September 30, 2017 and decreased to 42.0% in the nine months ended September 30, 2018 as compared to 45.2% in the nine months ended September 30, 2017.

The 0.5 percentage point decrease in selling and administrative expense as a percentage of net sales in the three months ended September 30, 2018 as compared to the same period a year ago included a $2.4 million (1.1 percentage point) reduction in selling and administrative expense due to the adoption of ASC 606 as we are required to report certain costs previously recorded in selling and administrative expense, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018. This decrease was offset by a $1.1 million (0.5 percentage points) charge associated with a vacant lease during the three months ended September 30, 2018 as further described in Note 11 to the consolidated condensed financial statements.

The significant factors affecting the 3.2 percentage point decrease in selling and administrative expense as a percentage of net sales in the nine months ended September 30, 2018 as compared to the same period a year ago included (1) a $6.3 million (1.0 percentage point) reduction in selling and administrative expense due to the adoption of ASC 606 as we are required to report certain costs previously recorded in selling and administrative expense, and principally related to administration fees paid to group purchasing organizations, as a reduction of revenue beginning in 2018 and (2) a $17.0 million (3.0 percentage point) decrease primarily associated with the $12.2 million SurgiQuest, Inc. vs. Lexion Medical litigation verdict as further described in Notes 11 and 13 to the consolidated condensed financial statements and legal fees associated with this and other legal matters during 2017. These decreases were primarily offset by a charge associated with a vacant lease in 2018 that increased selling and administrative expense by $1.1 million as further described in Note 11 and incremental compensation costs.

Research and Development Expense

Research and development expense increased to $14.1 million in the three months ended September 30, 2018 as compared to $8.3 million in the three months ended September 30, 2017 and increased to $31.8 million in the nine months ended September 30,

2018 as compared to $23.9 million in the nine months ended September 30, 2017. As a percentage of net sales, research and development expense increased 2.7 percentage points to 7.0% in the three months ended September 30, 2018 as compared to 4.3% in the three months ended September 30, 2017 and increased 1.0 percentage point to 5.2% in the nine months ended September 30, 2018 as compared to 4.2% in the nine months ended September 30, 2017. The increase in both periods resulted from the recording of a net charge of $4.2 million mainly associated with the impairment of an in-process research and development asset, net of the release of previously accrued contingent consideration in other current and long-term liabilities, as further described in Notes 11 and 13, and our continued efforts to increase new product development.

Interest Expense

Interest expense increased to $5.2 million in the three months ended September 30, 2018 from $4.8 million in the three months ended September 30, 2017 and increased to $15.1 million in the nine months ended September 30, 2018 from $13.3 million in the nine months ended September 30, 2017 due to higher interest rates compared to the same periods a year ago. The weighted average interest rates on our borrowings increased to 4.45% in the three months ended September 30, 2018 as compared to 3.68% in the three months ended September 30, 2017 and increased to 4.23% in the nine months ended September 30, 2018 as compared to 3.44% in the nine months ended September 30, 2017.

Provision for Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted. Tax Reform made significant changes to U.S. federal income tax laws including permanently lowering the federal statutory tax rate from 35% to 21% effective January 1, 2018.

Income tax expense has been recorded at an effective tax rate of 7.7% and 16.9% for the three months ended September 30, 2018 and 2017, respectively, and at an effective tax rate of 17.0% and 15.8% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective rate for the three months ended September 30, 2018, as compared to the same period in the prior year, was primarily the result of recording discrete income tax benefits associated with the provisional adjustment for Tax Reform, stock options, and other federal income tax items which reduced the effective rate by 18.5% for the three months ended September 30, 2018 as compared to a reduction of 9.2% for discrete items during the three months ended September 30, 2017. The higher effective rate for the nine months ended September 30, 2018, as compared to the same period in the prior year, was due to increased federal tax expense resulting from adjustments to the December 31, 2017 tax balances related to Tax Reform. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. Refer to Note 15 in the consolidated condensed financial statements for further information regarding the impact of Tax Reform to the three and nine months ended September 30, 2018. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2017, under Note 7 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $198.6 million at September 30, 2018.  Net cash provided by operating activities was $50.0 million and $44.8 million in the nine months ended September 30, 2018 and 2017, respectively, generated on net income of $25.2 million and $8.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The increase in cash flows from operating activities for the nine months ended September 30, 2018 as compared to the same period a year ago is primarily due to the increase in net income as 2017 included costs associated with restructuring and legal matters as further described in Note 11 to the consolidated condensed financial statements, including a $12.2 million accrual related to the Lexion trial verdict that was recorded during the nine months ended September 30, 2017. This accrual was subsequently paid in third quarter of 2018, thereby partially offsetting the increase in net income.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2018 consisted of capital expenditures. Capital expenditures were $11.8 million and $9.2 million in the nine months ended September 30, 2018 and 2017, respectively, and are expected to approximate $15.0 million in 2018.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2018 and 2017 was $40.6 million and $7.2 million, respectively. Below is a summary of the significant financing activities:

•
During the nine months ended September 30, 2018, we had net payments on our revolving line of credit of $15.0 million compared to net borrowings of $17.0 million during the nine months ended September 30, 2017.

•	During the nine months ended September 30, 2018 and 2017, we repaid $9.8 million and $6.6 million, respectively, on our term loan in accordance with the agreement.

•	Dividend payments were $16.8 million and $16.7 million during the nine months ended September 30, 2018 and 2017, respectively.

On January 4, 2016, we entered into a fifth amended and restated senior credit agreement consisting of: (a) a $175.0 million term loan facility and (b) a $525.0 million revolving credit facility both expiring on January 4, 2021. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and to finance the acquisition of SurgiQuest. Interest rates are at LIBOR plus 1.875% (4.125% at September 30, 2018). For those borrowings where we elect to use the alternative base rate, the base rate will be the greater of the Prime Rate, the Federal Funds Rate plus 0.50% or the one-month Eurocurrency Rate plus 0.875%.

There were $147.7 million in borrowings outstanding on the term loan as of September 30, 2018. There were $312.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2018. Our available borrowings on the revolving credit facility at September 30, 2018 were $210.0 million with approximately $3.0 million of the facility set aside for outstanding letters of credit.

The fifth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The fifth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2018. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $1.6 million at September 30, 2018. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2018, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2018. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2018.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Condensed Balance Sheets at September 30, 2018 and December 31, 2017, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2018.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
November 2, 2018