Form 10-Q
period 2019-03-31
CONMED CORP
filed 2019-04-26
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2019	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0977505 (I.R.S. Employer Identification No.)
525 French Road, Utica, New York (Address of principal executive offices)	13502 (Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 24, 2019 is 28,231,270 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$218,378	$202,064

Cost of sales	96,940	92,507

Gross profit	121,438	109,557

Selling and administrative expense	99,226	84,568

Research and development expense	10,575	7,711

Operating expenses	109,801	92,279

Income from operations	11,637	17,278

Other expense	4,225	—

Interest expense	9,369	4,818

Income (loss) before income taxes	(1,957)	12,460

Provision (benefit) for income taxes	(2,978)	1,803

Net income	$1,021	$10,657

Comprehensive income	$1,096	$13,402

Per share data:

Net income
Basic	$0.04	$0.38
Diluted	0.04	0.37

Weighted average common shares
Basic	28,173	28,008
Diluted	29,034	28,573

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$23,407	$17,511
Accounts receivable, net	172,195	181,550
Inventories	171,087	154,599
Prepaid expenses and other current assets	24,020	20,691
Total current assets	390,709	374,351
Property, plant and equipment, net	116,976	113,245
Goodwill	615,152	400,440
Other intangible assets, net	547,025	413,193
Other assets	90,975	67,909
Total assets	$1,760,837	$1,369,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,385	$18,336
Accounts payable	54,491	53,498
Accrued compensation and benefits	29,998	42,924
Other current liabilities	52,397	46,186
Total current liabilities	151,271	160,944

Long-term debt	803,555	438,564
Deferred income taxes	76,604	81,061
Other long-term liabilities	36,350	26,299
Total liabilities	1,067,780	706,868

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share;
100,000,000 shares authorized; 31,299,194 shares
issued in 2019 and 2018, respectively	313	313
Paid-in capital	374,555	341,738
Retained earnings	460,229	464,851
Accumulated other comprehensive loss	(55,662)	(55,737)
Less: 3,077,735 and 3,167,422 shares of common stock
in treasury, at cost in 2019 and 2018, respectively	(86,378)	(88,895)
Total shareholders’ equity	693,057	662,270
Total liabilities and shareholders’ equity	$1,760,837	$1,369,138

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except share and per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(769)			2,517	1,748
Stock-based compensation			2,703				2,703
Dividends on common stock ($0.20 per share)				(5,643)			(5,643)
Convertible note discount (net of income tax expense of $12,470)			39,145				39,145
Convertible note hedge, (net of income tax benefit of $12,369)			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					(578)
Pension liability (net of income tax expense of $173)					547
Cash flow hedging gain (net of income tax expense of $34)					106
Net income				1,021
Total comprehensive income							1,096
Balance at March 31, 2019	31,299	$313	$374,555	$460,229	$(55,662)	$(86,378)	$693,057

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	31,299	$313	$333,795	$440,085	$(49,078)	$(93,683)	$631,432
Common stock issued under employee plans			(1,344)			2,001	657
Stock-based compensation			2,303				2,303
Dividends on common stock ($0.20 per share)				(5,606)			(5,606)
Comprehensive income:
Foreign currency translation adjustments					649
Pension liability (net of income tax expense of $162)					510
Cash flow hedging gain (net of income tax expense of $505)					1,586
Net income				10,657
Total comprehensive income							13,402
Cumulative effect of change in accounting principle(1)				440			440
Balance at March 31, 2018	31,299	$313	$334,754	$445,576	$(46,333)	$(91,682)	$642,628

(1)We recorded the cumulative impact of adopting ASU 2014-09, Revenue from Contracts with Customers, (and its amendments) as of January 1, 2018.

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,021	$10,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,442	4,502
Amortization of debt discount	1,510	—
Amortization	12,905	10,749
Stock-based compensation	2,703	2,303
Deferred income taxes	(4,699)	(736)
Loss on early extinguishment of debt	300	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	13,733	10,145
Inventories	(11,971)	(4,615)
Accounts payable	(1,776)	8,006
Accrued compensation and benefits	(13,695)	(7,052)
Other assets	(10,047)	(9,758)
Other liabilities	1,654	821
	(4,941)	14,365
Net cash provided by (used in) operating activities	(3,920)	25,022

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,022)	(3,783)
Payments related to business acquisition, net of cash acquired	(364,928)	—
Net cash used in investing activities	(368,950)	(3,783)

Cash flows from financing activities:
Payments on term loan	(144,375)	(3,281)
Proceeds from term loan	265,000	—
Payments on revolving line of credit	(342,000)	(49,000)
Proceeds from revolving line of credit	299,000	24,000
Proceeds from convertible notes	345,000	—
Payments related to contingent consideration	(2,859)	—
Payments related to debt issuance costs	(16,210)	—
Dividends paid on common stock	(5,626)	(5,592)
Purchases of convertible hedges	(51,198)	—
Proceeds from issuance of warrants	30,567	—
Other, net	1,655	577
Net cash provided by (used in) financing activities	378,954	(33,296)

Effect of exchange rate changes on cash and cash equivalents	(188)	566

Net increase (decrease) in cash and cash equivalents	5,896	(11,491)

Cash and cash equivalents at beginning of period	17,511	32,622

Cash and cash equivalents at end of period	$23,407	$21,131

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$5,500	$10,000
Dividends payable	$5,643	$5,606

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

Note 3 - Business Acquisition

On February 11, 2019 we acquired Buffalo Filter, LLC and all of the issued and outstanding common stock of Palmerton Holdings, Inc. from Filtration Group FGC LLC (the "Buffalo Filter Acquisition") for approximately $365 million in cash. Buffalo Filter develops, manufactures and markets smoke evacuation technologies that are complementary to our general surgery offering. The acquisition was funded through a combination of cash on hand and long-term borrowings as further described below.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Buffalo Filter Acquisition. The assessment of fair value is based on preliminary valuations and estimates that were available to management at the time the consolidated condensed financial statements were prepared. Accordingly, the allocation of purchase price is preliminary and therefore subject to adjustment during the measurement adjustment period.

Cash	$119
Other current assets	9,315
Current assets	9,434
Property, plant & equipment	4,036
Deferred income taxes	80
Goodwill	214,793
Customer relationships	125,000
Developed technology	9,000
Trademarks & tradenames	7,000
Other non-current assets	166
Total assets acquired	$369,509

Current liabilities assumed	4,462
Total liabilities assumed	4,462
Net assets acquired	$365,047

The goodwill recorded as part of the acquisition primarily represents revenue synergies, as well as operating efficiencies and cost savings. Goodwill deductible for tax purposes is $214.8 million. The weighted amortization period for intangibles acquired is 16 years. Customer relationships, developed technology and trademarks and tradenames are being amortized over a weighted average life of 16, 10 and 20 years, respectively.

The unaudited pro forma information for the quarters ended March 31, 2019 and 2018, assuming Buffalo Filter Acquisition occurred as of January 1, 2018 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended March 31,
	2019	2018
Net sales	$223,397	$211,273
Net income (loss)	8,745	(3,210)

These pro forma results include certain adjustments, primarily due to increases in amortization expense due to fair value adjustments of intangible assets, increases in interest expense due to additional borrowings incurred to finance the acquisition and amortization of debt issuance costs incurred to finance the transaction, and acquisition related costs including transaction costs such as legal, accounting, valuation and other professional services as well as integration costs such as severance and retention.

Acquisition related costs included in the determination of pro forma net income for the three months ended March 31, 2018 included $0.7 million in cost of goods sold and $7.2 million included in selling and administrative expenses on the consolidated condensed statement of comprehensive income. Such amounts are excluded from the determination of pro forma net income for the three months ended March 31, 2019.

Net sales associated with Buffalo Filter of $6.1 million have been recorded in the consolidated condensed statement of comprehensive income for the three months ended March 31, 2019. It is impracticable to determine the earnings recorded in the consolidated condensed statement of comprehensive income for the three months ended March 31, 2019 as these amounts are not separately measured.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$45,256	$71,770	$117,026	$43,152	$63,099	$106,251
Americas (excluding the United States)	15,042	7,462	22,504	16,771	7,679	24,450
Europe, Middle East & Africa	30,402	15,930	46,332	28,302	12,984	41,286
Asia Pacific	22,737	9,779	32,516	20,637	9,440	30,077
Total sales from contracts with customers	$113,437	$104,941	$218,378	$108,862	$93,202	$202,064

Timing of Revenue Recognition
Goods transferred at a point in time	$104,739	$104,425	$209,164	$100,791	$92,881	$193,672
Services transferred over time	8,698	516	9,214	8,071	321	8,392
Total sales from contracts with customers	$113,437	$104,941	$218,378	$108,862	$93,202	$202,064

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2019	December 31, 2018

Contract liability	$12,027	$11,043

Revenue recognized during the three months ended March 31, 2019 and March 31, 2018 from amounts included in contract liabilities at the beginning of the period were $2.3 million and $1.8 million, respectively. There were no material contract assets as of March 31, 2019 and December 31, 2018.

Note 5 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2019	2018
Net income	$1,021	$10,657

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $173 and $162 for the three months ended March 31, 2019 and 2018, respectively)	547	510
Cash flow hedging gain, net of income tax (income tax expense of $34 and $505 for the three months ended March 31, 2019 and 2018, respectively)	106	1,586
Foreign currency translation adjustment	(578)	649

Comprehensive income	$1,096	$13,402

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	1,318		(578)	740
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,598)	720	—	(878)
Income tax	386	(173)	—	213

Net current-period other comprehensive income (loss)	106	547	(578)	75

Balance, March 31, 2019	$4,191	$(31,171)	$(28,682)	$(55,662)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	629	—	649	1,278
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,262	672	—	1,934
Income tax	(305)	(162)	—	(467)

Net current-period other comprehensive income (loss)	1,586	510	649	2,745

Balance, March 31, 2018	$(1,944)	$(25,303)	$(19,086)	$(46,333)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 6 and Note 12, respectively, for further details.

Note 6 – Fair Value of Financial Instruments

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2019	December 31, 2018
Forward exchange contracts	Cash flow hedge	$155,730	$155,313
Forward exchange contracts	Non-designated	42,977	39,631

The remaining time to maturity as of March 31, 2019 is within two years for designated foreign exchange contracts and approximately one month for non-designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statement of comprehensive income and our consolidated condensed balance sheet:

	Amount of Gain (Loss) Recognized in AOCI		Statement of Consolidated Condensed of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2019	2018	Location of amount reclassified	2019	2018	2019	2018

Foreign exchange contracts	$1,738	$829	Net Sales	$218,378	$202,064	$1,497	$(1,413)
			Cost of Sales	96,940	92,507	101	151
Pre-tax gain (loss)	$1,738	$829				$1,598	$(1,262)
Tax expense (benefit)	420	200				386	(305)
Net gain (loss)	$1,318	$629				$1,212	$(957)

At March 31, 2019, $4.0 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges offset by gains and losses on our intercompany receivables on our condensed consolidated statements of earnings were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statement of Comprehensive Income	2019	2018

Net gain (loss) on currency hedge contracts	Selling and administrative expense	$(181)	$(69)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(229)	$(127)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2019 and December 31, 2018:

March 31, 2019	Location on Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$5,291	$(65)	$5,226
Foreign exchange contracts	Other long-term assets	428	(128)	300
		$5,719	$(193)	$5,526

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	14	(102)	(88)

Total derivatives		$5,733	$(295)	$5,438

December 31, 2018	Location on Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$5,817	$(431)	$5,386

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	19	(217)	(198)

Total derivatives		$5,836	$(648)	$5,188

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2019 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$49,366	$45,898
Work-in-process	18,476	15,000
Finished goods	103,245	93,701
Total	$171,087	$154,599

Note 8 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income	$1,021	$10,657

Basic – weighted average shares outstanding	28,173	28,008

Effect of dilutive potential securities	861	565

Diluted – weighted average shares outstanding	29,034	28,573

Net income (per share)
Basic	$0.04	$0.38
Diluted	0.04	0.37

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.3 million and 0.4 million for the three months ended March 31, 2019 and 2018. As more fully described in Note 17, our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  As a result of convertible note hedge transactions, potential dilution upon conversion of the Notes occurs when the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions ($114.92).  As of March 31, 2019, our share price has not exceeded the strike price of the convertible note hedge transactions.  Therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

Note 9 – Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) on January 1, 2019 and applied the modified retrospective approach to adoption whereby the standard is applied only to the current period. The Company leases various manufacturing facilities, office facilities and equipment under operating and finance leases. We determine if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Certain of our leases include variable lease payments, mainly when a lease is tied to an index rate. These variable lease payments are recorded as expense in the period incurred and are not material.

The Company has lease agreements with lease and non-lease components, which we account for separately. For certain equipment leases, we apply a portfolio approach to efficiently account for the operating lease ROU assets and lease liabilities. We also elected the short-term lease exemption and do not recognize leases with terms less than one year on the balance sheet. The related short-term lease expense is not material.

Our leases have remaining lease terms of one year to twelve years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We only account for such extensions or early terminations when it is reasonably certain we will exercise such options.

Lease costs consists of the following:

Three Months Ended,
March 31, 2019
Operating lease cost	$1,996
Finance lease cost:
Depreciation	53
Interest on lease liabilities	7
Total finance lease cost	60
Total lease cost	$2,056

Supplemental balance sheet information related to leases is as follows:

March 31, 2019
Operating leases
Other assets (net of lease impairment of $1,325)	$16,277

Other current liabilities	$6,810
Other long-term liabilities	11,133
Total operating lease liabilities	$17,943

Finance leases
Property, plant and equipment, gross	$1,131
Accumulated depreciation	(302)
Property, plant and equipment, net	$829

Current portion of long-term debt	$299
Long-term debt	244
Total finance lease liabilities	$543

Weighted average remaining lease term (in years)
Operating leases	3.80 years
Finance leases	3.83 years

Weighted average discount rate
Operating leases	4.41%
Finance leases	4.90%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,123
Financing cash flows from finance leases	93

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	444
Finance leases	—

Maturities of lease liabilities as of March 31, 2019 are as follows:

	Finance Lease	Operating Lease

Remaining, 2019	$260	$6,026
2020	219	4,921
2021	21	3,063
2022	76	2,419
2023	—	1,549
2024	—	718
Thereafter	—	770
Total lease payments	576	19,466

Less imputed interest	(33)	(1,523)

Total lease liabilities	$543	$17,943

As of March 31, 2019, we have no additional operating or finance leases that have not yet commenced. Maturities of lease liabilities under ASC 840 are consistent with the above disclosure.

The Company places certain of our capital equipment with customers on a loaned basis and at no charge in exchange for commitments to purchase related single-use products over time periods generally ranging from one to three years. Placed equipment is loaned and subject to return if minimum single-use purchases are not met. The Company accounts for these placements as operating leases but applies a practical expedient and does not separate the nonlease and lease components from the combined component. Accordingly, the Company accounts for the combined component as a single performance obligation with revenue recognized upon shipment of the related single use-products. The cost of the equipment is amortized over its estimated useful life which is generally five years.

Note 10 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2019 are as follows:

Balance as of December 31, 2018	$400,440

Goodwill resulting from business acquisition	214,793

Foreign currency translation	(81)

Balance as of March 31, 2019	$615,152

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the three months ended March 31, 2019, the Company acquired Buffalo Filter as further described in Note 3. Goodwill resulting from the acquisition amounted to $214.8 million and acquired intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $141.0 million.

Other intangible assets consist of the following:

	March 31, 2019			December 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	24	$339,529	$(101,057)	$214,577	$(97,131)

Sales representation, marketing and promotional rights	25	149,376	(43,500)	149,376	(42,000)

Patents and other intangible assets	15	68,704	(44,783)	61,473	(44,242)

Developed technology	15	100,965	(8,753)	91,965	(7,369)

Unamortized intangible assets:

Trademarks and tradenames		86,544	—	86,544	—

	22	$745,118	$(198,093)	$603,935	$(190,742)

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

Amortization expense related to intangible assets which are subject to amortization totaled $7.4 million and $5.5 million in the three months ended March 31, 2019 and 2018, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. Included in developed technology is $5.5 million of earn-out consideration that is considered probable as of March 31, 2019 associated with a prior asset acquisition. This is recorded in other current liabilities at March 31, 2019.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2019 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2019	$20,764	$4,500	$25,264
2020	27,890	6,000	33,890
2021	27,099	6,000	33,099
2022	25,849	6,000	31,849
2023	25,061	6,000	31,061
2024	24,358	6,000	30,358

Note 11 – Guarantees

We provide warranties on certain of our products at the time of sale and sell extended warranties. The standard warranty period for our capital equipment is generally 1 year and our extended warranties typically vary from one to three years. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the carrying amount of service and product standard warranties for the three months ended March 31, are as follows:

	2019	2018
Balance as of January 1,	$1,585	$1,750

Provision for warranties	486	323
Claims made	(343)	(290)

Balance as of March 31,	$1,728	$1,783

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.4 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

Note 12 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2019	2018
Service cost	$253	$169

Interest cost on projected benefit obligation	782	701

Expected return on plan assets	(1,181)	(1,354)

Net amortization and deferral	720	672

Net periodic pension cost	$574	$188

We do not expect to make any pension contributions during 2019. Non-service cost of $0.3 million is included in other expense in the consolidated condensed statement of comprehensive income for the three months ended March 31, 2019.

Note 13 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended March 31,
	2019	2018

Business acquisition costs included in cost of sales	$660	$—

Business acquisition costs included in selling and administrative expense	$7,245	$—

Debt refinancing costs included in other expense	$3,904	$—

During the three months ended March 31, 2019, we incurred $0.7 million in costs for inventory adjustments associated with the acquisition of Buffalo Filter as further described in Note 3. These costs were charged to cost of sales.

During the three months ended March 31, 2019, we incurred $7.2 million in costs associated with the February 11, 2019 acquisition of Buffalo Filter as further described in Note 3 that were included in selling and administrative expense. These costs include investment banking fees, consulting fees, legal fees and integration related costs.

During the three months ended March 31, 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement as further described in Note 17.

Note 14 — Business Segments
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

	Three Months Ended March 31,
	2019	2018
Orthopedic surgery	$113,437	$108,862
General surgery	104,941	93,202
Consolidated net sales	$218,378	$202,064

Note 15 – Legal Proceedings

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments at that time. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier. While we previously recorded a charge to write off assets and released a previously accrued contingent consideration liability, we expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court, although there can be no assurance that we will prevail in the litigation.

Note 16 – New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), along with amendments issued in 2017 and 2018. This ASU requires lessees to record leases on their balance sheets but recognize the expense on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use ("ROU") asset for the right to use the underlying asset for the lease term.

The Company adopted the new standard on January 1, 2019, and applied the modified retrospective approach along with the package of transition practical expedients. The Company has lease agreements with lease and non-lease components, which we account for separately. For certain equipment leases, we apply a portfolio approach to efficiently account for the operating lease ROU assets and lease liabilities. We also elected the short-term lease exemption and do not recognize leases with terms less than one year on the balance sheet. The related short-term lease expense is not material. On January 1, 2019, we recorded initial right-of-use assets and lease liabilities, that were previously unrecorded under prior GAAP, of $17.9 million. Operating lease ROU assets are included in other assets and lease liabilities are included in other current liabilities and other long-term liabilities. Our accounting for finance leases, which were capital leases under prior GAAP, remained substantially unchanged. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in our consolidated balance sheets. This update did not have a material impact on our net income, earnings per share or cash flows. Refer to Note 9 for further detail on leases.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We adopted this update on January 1, 2019 and it did not have a material impact on our consolidated financial statements.

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company adopted all relevant disclosure requirements during the fourth quarter of 2018, with the exception of the shareholders’ equity interim disclosures, which was allowed to be adopted as of January 1, 2019.

Recently Issued Accounting Standards, Not Yet Adopted

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

Note 17 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
Revolving line of credit	$269,000	$312,000
Term loan, net of deferred debt issuance costs of $1,826 and $311 in 2019 and 2018, respectively	263,174	144,064
2.625% convertible notes, net of deferred debt issuance costs of $10,508 and unamortized discount of $50,105 in 2019	284,387	—
Financing leases	543	—
Mortgage notes	836	836
Total debt	817,940	456,900
Less: Current portion	14,385	18,336
Total long-term debt	$803,555	$438,564

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Initial interest rates are at LIBOR plus an interest rate margin of 1.875% (4.375% at March 31, 2019). For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $265.0 million in borrowings outstanding on the term loan facility as of March 31, 2019. There were $269.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2019. Our available borrowings on the revolving credit facility at March 31, 2019 were $313.0 million with approximately $3.0 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On January 29, 2019, we issued $345.0 million in 2.625% convertible notes due in 2024 (the "Notes"). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The Notes will mature on February 1, 2024, unless earlier repurchased or converted. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The Notes may be converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the Notes may convert their Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of their Notes will also have the right to convert the Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of the net proceeds from the offering of the notes were used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three months ended March 31, 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $1.5 million at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For the three months ended March 31, 2019, we have recorded interest expense on the Notes of $1.6 million, at the contractual coupon rate of 2.625%.

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

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019.  The principal balance outstanding on the mortgage note aggregated $0.8 million at March 31, 2019.  The mortgage note is collateralized by the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at March 31, 2019 are as follows:

Remaining, 2019	$10,773
2020	13,250
2021	18,219
2022	24,844
2023	467,750
2024	345,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2018 and the following, among others:

•	general economic and business conditions;

•	compliance with and changes in regulatory requirements;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	competition;

•	changes in customer preferences;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the availability and cost of materials;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	future levels of indebtedness and capital spending;

•	changes in foreign exchange and interest rates;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the risk of an information security breach, including a cybersecurity breach;

•	the risk of a lack of allograft tissues due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues;

•	the ability to defend and enforce intellectual property;

•	the risk of litigation, especially patent litigation as well as the cost associated with patent and other litigation; and

•	trade protection measures, tariffs and other border taxes, and import or export licensing requirements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2018 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

	Three Months Ended March 31,
	2019	2018
Orthopedic surgery	52%	54%
General surgery	48%	46%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 79% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 46% and 47% during the three months ended March 31, 2019 and 2018, respectively.

Business Environment

On February 11, 2019 we acquired Buffalo Filter, LLC and all of the issued and outstanding common stock of Palmerton Holdings, Inc. from Filtration Group FGC LLC (the "Buffalo Filter Acquisition") for approximately $365 million in cash. Buffalo Filter develops, manufactures and markets smoke evacuation technologies that are complementary to our general surgery offering. See Note 3 to the consolidated condensed financial statements for further information on this business acquisition. The acquisition was funded through a combination of cash on hand and long-term borrowings as further described below.

We financed the purchase price for the Buffalo Filter Acquisition using a combination of the issuance of $345.0 million of 2.625% convertible notes due 2024 issued on January 29, 2019 (the Convertible Notes”) and the incurrence of indebtedness under our sixth amended and restated senior secured credit agreement, which closed on February 7, 2019. Refer to Financing Cash Flows and Note 17 to the consolidated condensed financial statements for further details.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2018 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•	inventory valuation; and

•	goodwill and intangible assets.

See Note 9 and Note 16 to the consolidated condensed financial statements for updates to our accounting policy resulting from the adoption of ASU No. 2016-02, Leases (Topic 842), which is codified in Accounting Standards Codification ("ASC") 842.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	44.4	45.8
Gross profit	55.6	54.2
Selling and administrative expense	45.4	41.9
Research and development expense	4.8	3.8
Income from operations	5.3	8.6
Other expense	1.9	—
Interest expense	4.3	2.4
Income (loss) before income taxes	(0.9)	6.2
Provision (benefit) for income taxes	(1.4)	0.9
Net income	0.5%	5.3%
Sales
The following table presents net sales by product line for the three months ended March 31, 2019 and 2018:

	Three Months Ended
			% Change
	2019	2018	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$113.4	$108.9	4.2%	1.5%	5.7%
General surgery	105.0	93.2	12.6%	0.8%	13.4%
Net sales	$218.4	$202.1	8.1%	1.2%	9.3%

Single-use products	$172.4	$161.7	6.6%	1.2%	7.8%
Capital products	46.0	40.4	13.9%	1.4%	15.3%
Net sales	$218.4	$202.1	8.1%	1.2%	9.3%

Net sales increased 8.1% in the three months ended March 31, 2019 compared to the same period a year ago due to growth in both the Orthopedic and General Surgery product lines, as described below. Buffalo Filter sales were $6.1 million during the quarter.

•	Orthopedic surgery sales increased 4.2% in the three months ended March 31, 2019 primarily due to continued growth in our powered instrument offerings driven by the introduction of new products.

•
General surgery sales increased 12.6% in the three months ended March 31, 2019 driven by $6.1 million in sales from the Buffalo Filter acquisition, continued strong AirSeal® sales and new product introductions.

Cost of Sales

Cost of sales increased to $96.9 million in the three months ended March 31, 2019 as compared to $92.5 million in the three months ended March 31, 2018. Gross profit margins increased 1.4 percentage points to 55.6% in the three months ended March 31, 2019 as compared to 54.2% in the three months ended March 31, 2018. The increase in gross profit margins of 1.4 percentage points in the three months ended March 31, 2019 was mainly a result of favorable inventory variances in the current year (1.7 percentage points) offset by a $0.7 million (0.3 percentage points) charge related to inventory adjustments associated with the Buffalo Filter Acquisition as further described in Note 13.

Selling and Administrative Expense

Selling and administrative expense increased to $99.2 million in the three months ended March 31, 2019 as compared to $84.6 million in the three months ended March 31, 2018. Selling and administrative expense as a percentage of net sales increased to 45.4% in the three months ended March 31, 2019 as compared to 41.9% in the three months ended March 31, 2018.

The 3.5 percentage point increase in selling and administrative expense as a percentage of net sales in the three months ended March 31, 2019 as compared to the same period a year ago is mainly due to costs related to the Buffalo Filter Acquisition, including $7.2 million for investment banking fees, consulting fees, legal fees and integration related costs as further described in Note 3 and Note 13.

Research and Development Expense

Research and development expense increased to $10.6 million in the three months ended March 31, 2019 as compared to $7.7 million in the three months ended March 31, 2018. As a percentage of net sales, research and development expense increased 1.0 percentage point to 4.8% in the three months ended March 31, 2019 as compared to 3.8% in the three months ended March 31, 2018. The increase resulted from our continued efforts to increase new product development.

Other Expense

Other expense in the three months ended March 31, 2019 mainly related to costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019 as further described in Note 17. These costs include a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $9.4 million in the three months ended March 31, 2019 from $4.8 million in the three months ended March 31, 2018 due the additional borrowings under the sixth amended and restated senior credit agreement and the issuance of $345.0 million in 2.625% convertible notes due in 2024, as further described in Note 17. The weighted average interest rates on our borrowings increased to 3.97% in the three months ended March 31, 2019 as compared to 3.93% in the three months ended March 31, 2018.

Provision for Income Taxes

Income tax benefit has been recorded at an effective tax rate of 152.2% for the three months ended March 31, 2019 compared to income tax expense recorded at an effective tax rate of 14.5% for the three months ended March 31, 2018. The higher effective rate for the three months ended March 31, 2019, as compared to the same period in the prior year, was primarily the result of recording discrete income tax benefits associated with stock options and other federal income tax items which increased the effective rate by 120.7% for the three months ended March 31, 2019 as compared to a reduction of 17.4% for discrete items during the three months ended March 31, 2018. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2018, under Note 7 to the consolidated financial statements.

Non-GAAP Financial Measures

Net sales on an "constant currency" basis is a non-GAAP measure. The Company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. To measure percentage sales growth in constant currency, the Company removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of net sales.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the sixth amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the sixth amended and restated senior credit agreement, the issuance of convertible notes, and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our sixth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Operating cash flows

Our net working capital position was $239.4 million at March 31, 2019.  Net cash provided by (used in) operating activities was $(3.9) million and $25.0 million in the three months ended March 31, 2019 and 2018, respectively, generated on net income of $1.0 million and $10.7 million for the three months ended March 31, 2019 and 2018, respectively.

The decrease in cash flows from operating activities for the three months ended March 31, 2019 as compared to the same period a year ago is primarily due to the following:

•
Lower net income in 2019 compared to 2018 due to costs incurred in conjunction with the Buffalo Filter Acquisition as further described in Note 3 and Note 13 to the consolidated condensed financial statements.

•	Higher inventory levels as we continue to support new product introductions and sales growth.

•	Higher commission and incentive compensation payments associated with increased sales.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2019 increased $365.2 million from the same period a year ago mainly due to the $364.9 million payment for the Buffalo Filter Acquisition. Capital expenditures were $4.0 million and $3.8 million in the three months ended March 31, 2019 and 2018, respectively, and are expected to approximate $16.0 million in 2019.

Financing cash flows

Net cash provided by financing activities in the three months ended March 31, 2019 was $379.0 million compared to a use of cash of $33.3 million during 2018. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2019 compared to 2018:

•	We received proceeds of $345.0 million related to the issuance of 2.625% convertible notes as further described below.

•
We entered into a $265.0 million term loan in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in net proceeds of $120.6 million compared to $3.3 million in payments in the prior year.

•	We had net payments on our revolving line of credit of $43.0 million compared to $25.0 million during the three months ended March 31, 2018.

•	We paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.

•	We paid $16.2 million in debt issuance costs associated with the 2.625% convertible notes and the sixth amended and restated senior credit agreement.

•	We paid $2.9 million in contingent consideration related to a prior asset acquisition.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the $345.0 million in 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Initial interest rates are at LIBOR plus an interest rate margin of 1.875% (4.375% at March 31, 2019). For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $265.0 million in borrowings outstanding on the term loan facility as of March 31, 2019. There were $269.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2019. Our available borrowings on the revolving credit facility at March 31, 2019 were $313.0 million with approximately $3.0 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On January 29, 2019, we issued $345.0 million in 2.625% convertible notes due in 2024 (the "Notes"). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The Notes will mature on February 1, 2024, unless earlier repurchased or converted. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The Notes may be converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the Notes may convert their Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of their Notes will also have the right to convert the Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of the net proceeds from the offering of the notes were used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

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

We have a mortgage note outstanding in connection with the Largo, Florida property and facilities bearing interest at 8.25% per annum with semiannual payments of principal and interest through June 2019. The principal balance outstanding on the mortgage note aggregated $0.8 million at March 31, 2019. The mortgage note is collateralized by the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2019, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2019. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our sixth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

Contractual Obligations

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility and on January 29, 2019, we issued $345.0 million in 2.625% convertible notes. As a result, the below is a summary of our long-term debt obligations for the next five years as of March 31, 2019.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$879,836	$14,086	$33,125	$832,625	$—

New accounting pronouncements

See Note 16 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2019.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

10.1
Service Agreement between the Company and Pat Beyer, dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

101
The following materials from CONMED Corporation's Quarterly Report on Form 10-Q for the three months ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (ii) the Consolidated Condensed Balance Sheets at March 31, 2019 and December 31, 2018, (iii) Consolidated Condensed Statements of Shareholders' Equity for the three months ended March 31, 2019 and 2018 (iv) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Consolidated Condensed Financial Statements for the three months ended March 31, 2019.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
April 26, 2019