Form 10-Q
period 2019-06-30
CONMED CORP
filed 2019-08-01
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2019	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

525 French Road	Utica,	New York	13502
(Address of principal executive offices)			(Zip Code)

(315) 797-8375
(Registrant's telephone number, including area code)

Securities registered pursuant to Rule 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NASDAQ

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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 29, 2019 is 28,292,720 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$238,263	$212,820	$456,641	$414,884

Cost of sales	107,073	96,549	204,013	189,056

Gross profit	131,190	116,271	252,628	225,828

Selling and administrative expense	100,726	89,604	199,952	174,172

Research and development expense	11,806	9,985	22,381	17,696

Operating expenses	112,532	99,589	222,333	191,868

Income from operations	18,658	16,682	30,295	33,960

Other expense	321	—	4,546	—

Interest expense	11,839	5,091	21,208	9,909

Income before income taxes	6,498	11,591	4,541	24,051

Provision (benefit) for income taxes	803	2,872	(2,175)	4,675

Net income	$5,695	$8,719	$6,716	$19,376

Comprehensive income	$5,751	$7,307	$6,847	$20,709

Per share data:

Net income
Basic	$0.20	$0.31	$0.24	$0.69
Diluted	0.19	0.30	0.23	0.67

Weighted average common shares
Basic	28,276	28,075	28,228	28,059
Diluted	29,337	28,846	29,197	28,739

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22,549	$17,511
Accounts receivable, net	179,039	181,550
Inventories	172,802	154,599
Prepaid expenses and other current assets	22,887	20,691
Total current assets	397,277	374,351
Property, plant and equipment, net	117,329	113,245
Goodwill	616,427	400,440
Other intangible assets, net	538,210	413,193
Other assets	90,160	67,909
Total assets	$1,759,403	$1,369,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,515	$18,336
Accounts payable	51,139	53,498
Accrued compensation and benefits	36,755	42,924
Other current liabilities	54,392	46,186
Total current liabilities	155,801	160,944

Long-term debt	796,148	438,564
Deferred income taxes	74,800	81,061
Other long-term liabilities	35,645	26,299
Total liabilities	1,062,394	706,868

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2019 and 2018, respectively	313	313
Paid-in capital	376,519	341,738
Retained earnings	460,267	464,851
Accumulated other comprehensive loss	(55,606)	(55,737)
Less: 3,010,251 and 3,167,422 shares of common stock in treasury, at cost in 2019 and 2018, respectively	(84,484)	(88,895)
Total shareholders’ equity	697,009	662,270
Total liabilities and shareholders’ equity	$1,759,403	$1,369,138

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except share and per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(769)			2,517	1,748
Stock-based compensation			2,703				2,703
Dividends on common stock ($0.20 per share)				(5,643)			(5,643)
Convertible note discount (net of income tax expense of $12,470)			39,145				39,145
Convertible note hedge, (net of income tax benefit of $12,369)			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					(578)
Pension liability (net of income tax expense of $173)					547
Cash flow hedging gain (net of income tax expense of $34)					106
Net income				1,021
Total comprehensive income							1,096
Balance at March 31, 2019	31,299	$313	$374,555	$460,229	$(55,662)	$(86,378)	$693,057
Common stock issued under employee plans			(1,144)			1,894	750
Stock-based compensation			3,108				3,108
Dividends on common stock ($0.20 per share)				(5,657)			(5,657)
Comprehensive income (loss):
Foreign currency translation adjustments					1,108
Pension liability (net of income tax expense of $174)					546
Cash flow hedging loss (net of income tax benefit of $509)					(1,598)
Net income				5,695
Total comprehensive income							5,751
Balance at June 30, 2019	31,299	$313	$376,519	$460,267	$(55,606)	$(84,484)	$697,009

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	31,299	$313	$333,795	$440,085	$(49,078)	$(93,683)	$631,432
Common stock issued under employee plans			(1,344)			2,001	657
Stock-based compensation			2,303				2,303
Dividends on common stock ($0.20 per share)				(5,606)			(5,606)
Comprehensive income:
Foreign currency translation adjustments					649
Pension liability (net of income tax expense of $162)					510
Cash flow hedging gain (net of income tax expense of $505)					1,586
Net income				10,657
Total comprehensive income							13,402
Cumulative effect of change in accounting principle(1)				440			440
Balance at March 31, 2018	31,299	$313	$334,754	$445,576	$(46,333)	$(91,682)	$642,628
Common stock issued under employee plans			(844)			2,071	1,227
Stock-based compensation			2,650				2,650
Dividends on common stock ($0.20 per share)				(5,620)			(5,620)
Comprehensive income (loss):
Foreign currency translation adjustments					(5,749)
Pension liability (net of income tax expense of $162)					510
Cash flow hedging gain (net of income tax expense of $1,219)					3,827
Net income				8,719
Total comprehensive income							7,307
Balance at June 30, 2018	31,299	$313	$336,560	$448,675	$(47,745)	$(89,611)	$648,192

(1)We recorded the cumulative impact of adopting ASU 2014-09, Revenue from Contracts with Customers, (and its amendments) as of January 1, 2018.

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,716	$19,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,967	9,006
Amortization of debt discount	3,774	—
Amortization	27,076	21,492
Stock-based compensation	5,811	4,953
Deferred income taxes	(6,254)	118
Loss on early extinguishment of debt	300	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	6,935	3,506
Inventories	(13,809)	(3,014)
Accounts payable	(5,078)	9,981
Accrued compensation and benefits	(6,979)	(2,371)
Other assets	(13,939)	(16,306)
Other liabilities	4,137	(1,094)
	10,941	26,271
Net cash provided by operating activities	17,657	45,647

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,006)	(7,291)
Payments related to business acquisition, net of cash acquired	(364,928)	—
Net cash used in investing activities	(373,934)	(7,291)

Cash flows from financing activities:
Payments on term loan	(147,688)	(6,563)
Proceeds from term loan	265,000	—
Payments on revolving line of credit	(393,000)	(87,000)
Proceeds from revolving line of credit	343,000	57,000
Proceeds from convertible notes	345,000	—
Payments related to contingent consideration	(4,405)	—
Payments related to debt issuance costs	(16,210)	—
Dividends paid on common stock	(11,269)	(11,198)
Purchases of convertible hedges	(51,198)	—
Proceeds from issuance of warrants	30,567	—
Other, net	1,482	684
Net cash provided by (used in) financing activities	361,279	(47,077)

Effect of exchange rate changes on cash and cash equivalents	36	(500)

Net increase (decrease) in cash and cash equivalents	5,038	(9,221)

Cash and cash equivalents at beginning of period	17,511	32,622

Cash and cash equivalents at end of period	$22,549	$23,401

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$—	$25,849
Dividends payable	$5,657	$5,620

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Cash	$119
Other current assets	9,315
Current assets	9,434
Property, plant & equipment	4,036
Deferred income taxes	80
Goodwill	215,793
Customer relationships	124,000
Developed technology	9,000
Trademarks & tradenames	7,000
Other non-current assets	166
Total assets acquired	$369,509

Current liabilities assumed	4,462
Total liabilities assumed	4,462
Net assets acquired	$365,047

The goodwill recorded as part of the acquisition primarily represents revenue synergies, as well as operating efficiencies and cost savings. Goodwill deductible for tax purposes is $215.8 million. The weighted amortization period for intangibles acquired is 16 years. Customer relationships, developed technology and trademarks and tradenames are being amortized over a weighted average life of 16, 10 and 20 years, respectively.

The unaudited pro forma information for the three and six months ended June 30, 2019 and 2018, assuming Buffalo Filter Acquisition occurred as of January 1, 2018 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$238,263	$222,407	$461,660	$433,680
Net income (loss)	8,625	1,890	17,370	(1,319)

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

Acquisition related costs included in the determination of pro forma net income for the three months ended June 30, 2018 included $0.5 million in cost of goods sold and $2.5 million in selling and administrative expense and the six months ended June 30, 2018 included $1.2 million in cost of goods sold and $9.7 million in selling and administrative expense on the consolidated condensed statement of comprehensive income. Such amounts are excluded from the determination of pro forma net income for the three and six months ended June 30, 2019.

Net sales associated with Buffalo Filter of $13.5 million and $19.5 million have been recorded in the consolidated condensed statement of comprehensive income for the three and six months ended June 30, 2019, respectively. It is impracticable to determine the earnings recorded in the consolidated condensed statement of comprehensive income for the three and six months ended June 30, 2019 as these amounts are not separately measured.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$43,335	$85,601	$128,936	$41,057	$68,599	$109,656
Americas (excluding the United States)	15,781	7,823	23,604	16,586	8,348	24,934
Europe, Middle East & Africa	31,099	15,763	46,862	29,443	13,944	43,387
Asia Pacific	25,542	13,319	38,861	23,045	11,798	34,843
Total sales from contracts with customers	$115,757	$122,506	$238,263	$110,131	$102,689	$212,820

Timing of Revenue Recognition
Goods transferred at a point in time	$106,772	$121,927	$228,699	$101,663	$102,323	$203,986
Services transferred over time	8,985	579	9,564	8,468	366	8,834
Total sales from contracts with customers	$115,757	$122,506	$238,263	$110,131	$102,689	$212,820

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$88,590	$157,371	$245,961	$84,209	$131,698	$215,907
Americas (excluding the United States)	30,823	15,286	46,109	33,357	16,027	49,384
Europe, Middle East & Africa	61,505	31,688	93,193	57,745	26,928	84,673
Asia Pacific	48,276	23,102	71,378	43,683	21,237	64,920
Total sales from contracts with customers	$229,194	$227,447	$456,641	$218,994	$195,890	$414,884

Timing of Revenue Recognition
Goods transferred at a point in time	$211,511	$226,351	$437,862	$202,455	$195,204	$397,659
Services transferred over time	17,683	1,096	18,779	16,539	686	17,225
Total sales from contracts with customers	$229,194	$227,447	$456,641	$218,994	$195,890	$414,884

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2019	December 31, 2018

Contract liability	$12,574	$11,043

Revenue recognized during the six months ended June 30, 2019 and June 30, 2018 from amounts included in contract liabilities at the beginning of the period were $4.0 million and $3.7 million, respectively. There were no material contract assets as of June 30, 2019 and December 31, 2018.

Note 5 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,695	$8,719	$6,716	$19,376

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $174 and $162 for the three months ended June 30, 2019 and 2018, respectively, and $347 and $324 for the six months ended June 30, 2019 and 2018, respectively)	546	510	1,093	1,020
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of ($509) and $1,219 for the three months ended June 30, 2019 and 2018, respectively, and ($475) and $1,724 for the six months ended June 30, 2019 and 2018, respectively)	(1,598)	3,827	(1,492)	5,413
Foreign currency translation adjustment	1,108	(5,749)	530	(5,100)

Comprehensive income	$5,751	$7,307	$6,847	$20,709

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	1,414	—	530	1,944
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,832)	1,440	—	(2,392)
Income tax	926	(347)	—	579

Net current-period other comprehensive income (loss)	(1,492)	1,093	530	131

Balance, June 30, 2019	$2,593	$(30,625)	$(27,574)	$(55,606)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	4,165	—	(5,100)	(935)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,645	1,344	—	2,989
Income tax	(397)	(324)	—	(721)

Net current-period other comprehensive income (loss)	5,413	1,020	(5,100)	1,333

Balance, June 30, 2018	$1,883	$(24,793)	$(24,835)	$(47,745)

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2019	December 31, 2018
Forward exchange contracts	Cash flow hedge	$153,454	$155,313
Forward exchange contracts	Non-designated	39,762	39,631

The remaining time to maturity as of June 30, 2019 is within 2 years for hedge designated foreign exchange contracts and approximately 1 month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statement of comprehensive income and our consolidated condensed balance sheet:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2019	2018	Location of amount reclassified	2019	2018	2019	2018

Foreign exchange contracts	$126	$4,662	Net Sales	$238,263	$212,820	$2,096	$(415)
			Cost of Sales	107,073	96,549	138	32
Pre-tax gain (loss)	$126	$4,662				$2,234	$(383)
Tax expense (benefit)	30	1,126				540	(92)
Net gain (loss)	$96	$3,536				$1,694	$(291)

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2019	2018	Location of amount reclassified	2019	2018	2019	2018

Foreign exchange contracts	$1,864	$5,492	Net Sales	$456,641	$414,884	$3,593	$(1,828)
			Cost of Sales	204,013	189,056	239	183
Pre-tax gain (loss)	$1,864	$5,492				$3,832	$(1,645)
Tax expense (benefit)	450	1,327				926	(397)
Net gain (loss)	$1,414	$4,165				$2,906	$(1,248)

At June 30, 2019, $2.5 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges offset by gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2019	2018	2019	2018

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(312)	$438	$(493)	$350
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$67	$(585)	$(161)	$(712)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2019 and December 31, 2018:

June 30, 2019	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$3,766	$(441)	$3,325
Foreign exchange contracts	Other long-term assets	409	(315)	94
		$4,175	$(756)	$3,419

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	12	(120)	(108)

Total derivatives		$4,187	$(876)	$3,311

December 31, 2018	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$5,817	$(431)	$5,386

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	19	(217)	(198)

Total derivatives		$5,836	$(648)	$5,188

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2019 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$50,559	$45,898
Work-in-process	16,475	15,000
Finished goods	105,768	93,701
Total	$172,802	$154,599

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,695	$8,719	$6,716	$19,376

Basic – weighted average shares outstanding	28,276	28,075	28,228	28,059

Effect of dilutive potential securities	1,061	771	969	680

Diluted – weighted average shares outstanding	29,337	28,846	29,197	28,739

Net income (per share)
Basic	$0.20	$0.31	$0.24	$0.69
Diluted	0.19	0.30	0.23	0.67

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.8 million and 0.6 million for the three and six months ended June 30, 2019, respectively, and 0.8 million and 0.5 million for the three and six months ended June 30, 2018, respectively. As more fully described in Note 17, our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  Potential dilution upon conversion of the Notes occurs when the market price per share of our common stock, is greater than the conversion price of the Notes of $88.80. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any. We have entered into convertible note hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible note hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive. As of June 30, 2019, our share price has not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

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

Lease costs consists of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$1,986	$3,971
Finance lease cost:
Depreciation	54	107
Interest on lease liabilities	6	13
Total finance lease cost	60	120
Total lease cost	$2,046	$4,091

Supplemental balance sheet information related to leases is as follows:

June 30, 2019
Operating leases
Other assets (net of lease impairment of $1,131)	$14,936

Other current liabilities	$6,215
Other long-term liabilities	10,217
Total operating lease liabilities	$16,432

Finance leases
Property, plant and equipment, gross	$1,182
Accumulated depreciation	(363)
Property, plant and equipment, net	$819

Current portion of long-term debt	$265
Long-term debt	243
Total finance lease liabilities	$508

Weighted average remaining lease term (in years)
Operating leases	3.75 years
Finance leases	3.87 years

Weighted average discount rate
Operating leases	4.41%
Finance leases	4.91%

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,268
Financing cash flows from finance leases	162

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	849
Finance leases	52

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Finance Lease	Operating Lease

Remaining, 2019	$180	$3,972
2020	234	5,075
2021	35	3,214
2022	88	2,499
2023	5	1,578
2024	—	723
Thereafter	—	771
Total lease payments	542	17,832

Less imputed interest	(34)	(1,400)

Total lease liabilities	$508	$16,432

As of June 30, 2019, we have no additional operating or finance leases that have not yet commenced. Maturities of lease liabilities under ASC 840 are consistent with the above disclosure.

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

Note 10 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2019 are as follows:

Balance as of December 31, 2018	$400,440

Goodwill resulting from business acquisition	215,793

Foreign currency translation	194

Balance as of June 30, 2019	$616,427

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the six months ended June 30, 2019, the Company acquired Buffalo Filter as further described in Note 3. Goodwill resulting from the acquisition amounted to $215.8 million and acquired intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $140.0 million.

Other intangible assets consist of the following:

	June 30, 2019			December 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	24	$338,557	$(105,878)	$214,577	$(97,131)

Sales representation, marketing and promotional rights	25	149,376	(45,000)	149,376	(42,000)

Patents and other intangible assets	15	69,174	(45,339)	61,473	(44,242)

Developed technology	15	100,965	(10,189)	91,965	(7,369)

Unamortized intangible assets:

Trademarks and tradenames		86,544	—	86,544	—

	22	$744,616	$(206,406)	$603,935	$(190,742)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.3 million and $5.7 million in the three months ended June 30, 2019 and 2018, respectively, and $15.7 million and $11.2 million in the six months ended June 30, 2019 and 2018, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. Included in developed technology is $4.0 million of earn-out consideration that is considered probable as of June 30, 2019 associated with a prior asset acquisition. This is recorded in other current liabilities at June 30, 2019.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2019 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2019	$13,417	$3,000	$16,417
2020	27,301	6,000	33,301
2021	26,510	6,000	32,510
2022	25,361	6,000	31,361
2023	24,507	6,000	30,507
2024	23,730	6,000	29,730

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

Changes in the carrying amount of service and product standard warranties for the six months ended June 30, are as follows:

	2019	2018
Balance as of January 1,	$1,798	$1,750

Provision for warranties	1,020	678
Claims made	(696)	(611)

Balance as of June 30,	$2,122	$1,817

Costs associated with extended warranty repairs are recorded as incurred and amounted to $2.8 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.

Note 12 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$253	$169	$506	$338

Interest cost on projected benefit obligation	782	701	1,564	1,403

Expected return on plan assets	(1,181)	(1,354)	(2,362)	(2,709)

Net amortization and deferral	720	672	1,440	1,344

Net periodic pension cost	$574	$188	$1,148	$376

We do not expect to make any pension contributions during 2019. Non-service cost of $0.3 million and $0.6 million are included in other expense in the consolidated condensed statement of comprehensive income for the three and six months ended June 30, 2019, respectively.

Note 13 – Acquisition, Restructuring and Other Expense

Acquisition, restructuring and other expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Business acquisition costs included in cost of sales	$503	$—	$1,163	$—

Business acquisition costs included in selling and administrative expense	$2,461	$—	$9,706	$—

Debt refinancing costs included in other expense	$—	$—	$3,904	$—

During the three and six months ended June 30, 2019, we incurred $0.5 million and $1.2 million, respectively, in costs for inventory adjustments associated with the acquisition of Buffalo Filter as further described in Note 3. These costs were charged to cost of sales.

During the three and six months ended June 30, 2019, we incurred $2.5 million and $9.7 million in costs associated with the February 11, 2019 acquisition of Buffalo Filter as further described in Note 3 that were included in selling and administrative expense. These costs include investment banking fees in the first quarter of 2019, and, consulting fees, legal fees, severance and integration related costs in the three and six months ended June 30, 2019.

During the six months ended June 30, 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement as further described in Note 17.

Note 14 — Business Segment
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Orthopedic surgery	$115,757	$110,131	$229,194	$218,994
General surgery	122,506	102,689	227,447	195,890
Consolidated net sales	$238,263	$212,820	$456,641	$414,884

Note 15 – Legal Proceedings

From time to time, the Company may receive an information request or subpoena from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests or subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. Likewise, if we receive reports of alleged misconduct from employees and third parties, we investigate as appropriate.

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

Manufacturers of medical products may face exposure to significant product liability claims, as well as patent infringement and other claims incurred in the ordinary course of business. To date, we have not experienced any claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business, results of operations or cash flows. We currently maintain commercial product liability insurance of $30 million per incident and $30 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

Our operations are subject, and in the past have been subject, to a number of environmental laws and regulations governing, among other things, air emissions; wastewater discharges; the use, handling and disposal of hazardous substances and wastes; soil and groundwater remediation and employee health and safety. Likewise, the operations of our suppliers and sterilizers are subject to similar environmental laws and regulations. In some jurisdictions, environmental requirements may be expected to become more stringent in the future. In the United States, certain environmental laws can impose liability for the entire cost of site restoration upon each of the parties that may have contributed to conditions at the site regardless of fault or the lawfulness of the party’s activities. While we do not believe that the present costs of environmental compliance and remediation are material, there can be no assurance that future compliance or remedial obligations would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company adopted all relevant disclosure requirements during the fourth quarter of 2018, with the exception of the shareholders’ equity interim disclosures, which was adopted as of January 1, 2019.

Recently Issued Accounting Standards, Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with subsequent amendments issued in 2019. This ASU requires instruments measured at amortized cost, including accounts receivable, to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. The update is effective for fiscal years beginning after December 31, 2019 and early adoption is permissible during any interim period after December 31, 2018. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

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

Note 17 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Revolving line of credit	$262,000	$312,000
Term loan, net of deferred debt issuance costs of $1,727 and $311 in 2019 and 2018, respectively	259,960	144,064
2.625% convertible notes, net of deferred debt issuance costs of $9,964 and unamortized discount of $47,841 in 2019	287,195	—
Financing leases	508	—
Mortgage notes	—	836
Total debt	809,663	456,900
Less: Current portion	13,515	18,336
Total long-term debt	$796,148	$438,564

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Initial interest rates are at LIBOR plus an interest rate margin of 1.875% (4.250% at June 30, 2019). For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $261.7 million in borrowings outstanding on the term loan facility as of June 30, 2019. There were $262.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2019. Our available borrowings on the revolving credit facility at June 30, 2019 were $320.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three and six months ended June 30, 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.3 million and $3.8 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For the three and six months ended June 30, 2019, we have recorded interest expense on the Notes of $2.3 million and $3.8 million, respectively, at the contractual coupon rate of 2.625%.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price ($114.92) of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants.

As of June 30, 2019, we paid in full our mortgage note in connection with the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at June 30, 2019 are as follows:

Remaining, 2019	$6,625
2020	13,250
2021	18,219
2022	24,844
2023	460,750
2024	345,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2018 and the following, among others:

•	general economic and business conditions;

•	compliance with and changes in regulatory requirements;

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	competition;

•	changes in customer preferences;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the availability and cost of materials;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	future levels of indebtedness and capital spending;

•	changes in foreign exchange and interest rates;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the risk of an information security breach, including a cybersecurity breach;

•	the risk of a lack of allograft tissues due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues;

•	the ability to defend and enforce intellectual property;

•	the risk of patent, product and other litigation, as well as the cost associated with such litigation;

•
environmental compliance and remediation costs, including the risks arising from environmental compliance with suppliers and sterilizers and, in particular, sterilizers which use Ethylene Oxide (“EtO”), as approximately 25% of CONMED’s products are sterilized with EtO; and

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Orthopedic surgery	49%	52%	50%	53%
General surgery	51%	48%	50%	47%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 79% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 46% and 48% during the six months ended June 30, 2019 and 2018, respectively.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.9	45.4	44.7	45.6
Gross profit	55.1	54.6	55.3	54.4
Selling and administrative expense	42.3	42.1	43.8	42.0
Research and development expense	5.0	4.7	4.9	4.3
Income from operations	7.8	7.8	6.6	8.2
Other expense	0.1	—	1.0	—
Interest expense	5.0	2.4	4.6	2.4
Income before income taxes	2.7	5.4	1.0	5.8
Provision (benefit) for income taxes	0.3	1.3	(0.5)	1.1
Net income	2.4%	4.1%	1.5%	4.7%

Net Sales
The following table presents net sales by product line for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended
			% Change
	2019	2018	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$115.8	$110.1	5.1%	1.2%	6.3%
General surgery	122.5	102.7	19.3%	0.5%	19.8%
Net sales	$238.3	$212.8	12.0%	0.8%	12.8%

Single-use products	$190.3	$171.8	10.7%	0.8%	11.5%
Capital products	48.0	41.0	17.1%	1.1%	18.2%
Net sales	$238.3	$212.8	12.0%	0.8%	12.8%

	Six Months Ended
			% Change
	2019	2018	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$229.2	$219.0	4.7%	1.3%	6.0%
General surgery	227.4	195.9	16.1%	0.7%	16.8%
Net sales	$456.6	$414.9	10.1%	1.0%	11.1%

Single-use products	$362.6	$333.5	8.7%	1.0%	9.7%
Capital products	94.0	81.4	15.5%	1.3%	16.8%
Net sales	$456.6	$414.9	10.1%	1.0%	11.1%

Net sales increased 12.0% and 10.1% in the three and six months ended June 30, 2019, respectively, compared to the same period a year ago due to growth in both the Orthopedic and General Surgery product lines, as described below. Buffalo Filter sales were $13.5 million and $19.5 million during the three and six months ended June 30, 2019, respectively.

•
Orthopedic surgery sales increased 5.1% and 4.7% in the three and six months ended June 30, 2019, respectively, driven by new product innovations in the procedure specific categories coupled with continued strength in capital sales.

•
General surgery sales increased 19.3% and 16.1% in the three and six months ended June 30, 2019, respectively, driven by sales from the Buffalo Filter acquisition, as well as growth across the portfolio.

Cost of Sales

Cost of sales increased to $107.1 million in the three months ended June 30, 2019 as compared to $96.5 million in the three months ended June 30, 2018 and increased to $204.0 million in the six months ended June 30, 2019 as compared to $189.1 million in the six months ended June 30, 2018. Gross profit margins increased 0.5 percentage points to 55.1% in the three months ended June 30, 2019 as compared to 54.6% in the three months ended June 30, 2018 and increased 0.9 percentage points to 55.3% in the six months ended June 30, 2019 as compared to 54.4% in the six months ended June 30, 2018. The increase in gross profit margins of 0.5 and 0.9 percentage points in the three and six months ended June 30, 2019 was driven by improved performance by our manufacturing plants offset by $0.5 million and $1.2 million, respectively, in charges related to inventory adjustments associated with the Buffalo Filter Acquisition as further described in Note 13.

Selling and Administrative Expense

Selling and administrative expense increased to $100.7 million in the three months ended June 30, 2019 as compared to $89.6 million in the three months ended June 30, 2018 and increased to $200.0 million in the six months ended June 30, 2019 as compared to $174.2 million in the six months ended June 30, 2018. Selling and administrative expense as a percentage of net sales increased to 42.3% in the three months ended June 30, 2019 as compared to 42.1% in the three months ended June 30, 2018 and increased to 43.8% in the six months ended June 30, 2019 as compared to 42.0% in the six months ended June 30, 2018.

The 0.2 and 1.8 percentage point increase in selling and administrative expense as a percentage of net sales in the three and six months ended June 30, 2019 as compared to the same period a year ago is mainly due to costs related to the Buffalo Filter Acquisition, including $2.5 million and $9.7 million, respectively, in charges for investment banking fees, consulting fees, legal fees, severance and integration related costs as further described in Note 3 and Note 13, and the associated amortization of the intangible assets. Offsetting these increases is lower spending as a percent of net sales as we leverage our operating structure.

Research and Development Expense

Research and development expense increased to $11.8 million in the three months ended June 30, 2019 as compared to $10.0 million in the three months ended June 30, 2018 and increased to $22.4 million in the six months ended June 30, 2019 as compared to $17.7 million in the six months ended June 30, 2018. As a percentage of net sales, research and development expense increased 0.3 percentage point to 5.0% in the three months ended June 30, 2019 as compared to 4.7% in the three months ended June 30, 2018 and increased 0.6% percentage points to 4.9% in the six months ended June 30, 2019 as compared to 4.3% in the six months ended June 30, 2018. The increases in both periods resulted from our continued efforts to increase new product development.

Other Expense

Other expense in the three months ended June 30, 2019 related to non-service pension costs as further described in Note 12.

Other expense in the six months ended June 30, 2019 was mainly related to costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019 as further described in Note 17. These costs include a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $11.8 million in the three months ended June 30, 2019 from $5.1 million in the three months ended June 30, 2018 and increased to $21.2 million in the six months ended June 30, 2019 from $9.9 million in the six months ended June 30, 2018 due the additional borrowings under the sixth amended and restated senior credit agreement and the issuance of $345.0 million in 2.625% convertible notes due in 2024, as further described in Note 17. The weighted average interest rates on our borrowings decreased to 3.89% in the three months ended June 30, 2019 as compared to 4.32% in the three months ended June 30, 2018 and decreased to 3.92% in the six months ended June 30, 2019 as compared to 4.12% in the six months ended June 30, 2018.

Provision for Income Taxes

Income tax expense has been recorded at an effective tax rate of 12.4% for the three months ended June 30, 2019 compared to income tax expense recorded at an effective tax rate of 24.8% for the three months ended June 30, 2018 and an income tax benefit has been recorded at an effective tax rate of (47.9)% for the six months ended June 30, 2019 as compared to an income tax expense recorded at an effective tax rate of 19.4% for the six months ended June 30, 2018. The lower effective rate for the three months ended June 30, 2019, as compared to the same period in the prior year, was primarily the result of recording discrete income tax benefits associated with stock options and other federal income tax items which decreased the effective rate by 21.5% for the three months ended June 30, 2019 as compared to a reduction of 7.2% for discrete items during the three months ended June 30, 2018. The lower effective rate for the six months ended June 30, 2019, as compared to the same period in the prior year, was primarily due to recording discrete income tax benefits associated with stock options and other federal income tax items which decreased the effective rate by 82.7% for the six months ended June 30, 2019 as compared to a reduction of 12.5% for discrete items during the six months ended June 30, 2018. In addition, the lower federal statutory tax rate of 21% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2018, under Note 7 to the consolidated financial statements.

Non-GAAP Financial Measures

Net sales on a "constant currency" basis is a non-GAAP measure. The Company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. To measure percentage sales growth in constant currency, the Company removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of net sales.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the sixth amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the sixth amended and restated senior credit agreement, the issuance of convertible notes, and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our sixth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future.

Operating cash flows

Our net working capital position was $241.5 million at June 30, 2019.  Net cash provided by operating activities was $17.7 million and $45.6 million in the six months ended June 30, 2019 and 2018, respectively, generated on net income of $6.7 million and $19.4 million for the six months ended June 30, 2019 and 2018, respectively.

The decrease in cash flows from operating activities for the six months ended June 30, 2019 as compared to the same period a year ago is primarily due to the following:

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

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2019 increased $366.6 million from the same period a year ago mainly due to the $364.9 million payment for the Buffalo Filter Acquisition. Capital expenditures were $9.0 million and $7.3 million in the six months ended June 30, 2019 and 2018, respectively, and are expected to approximate $17.0 million in 2019.

Financing cash flows

Net cash provided by financing activities in the six months ended June 30, 2019 was $361.3 million compared to a use of cash of $47.1 million during 2018. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2019 compared to 2018:

•	We received proceeds of $345.0 million related to the issuance of 2.625% convertible notes as further described below.

•
We entered into a $265.0 million term loan in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in net proceeds of $117.3 million during the six months ended June 30, 2019 compared to $6.6 million in payments in the prior year.

•	We had net payments on our revolving line of credit of $50.0 million compared to $30.0 million during the six months ended June 30, 2018.

•	We paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.

•	We paid $16.2 million in debt issuance costs associated with the 2.625% convertible notes and the sixth amended and restated senior credit agreement.

•	We paid $4.4 million in contingent consideration related to prior asset acquisitions.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the $345.0 million in 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Initial interest rates are at LIBOR plus an interest rate margin of 1.875% (4.250% at June 30, 2019). For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $261.7 million in borrowings outstanding on the term loan facility as of June 30, 2019. There were $262.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2019. Our available borrowings on the revolving credit facility at June 30, 2019 were $320.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

As of June 30, 2019, we paid in full our mortgage note in connection with the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2019, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2019. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our sixth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future.

Contractual Obligations

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility and on January 29, 2019, we issued $345.0 million in 2.625% convertible notes. As a result, the below is a summary of our long-term debt obligations for the next five years as of June 30, 2019.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$868,688	$13,250	36,438	819,000	$—

New accounting pronouncements

See Note 16 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2019.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcoument

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
August 1, 2019