Form 10-Q
period 2019-09-30
CONMED CORP
filed 2019-10-31
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2019	0-16093

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

525 French Road	Utica,	New York	13502
(Address of principal executive offices)			(Zip Code)

(315) 797-8375
(Registrant's telephone number, including area code)

Securities registered pursuant to Rule 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NASDAQ

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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 29, 2019 is 28,379,043 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$233,590	$202,307	$690,232	$617,191

Cost of sales	103,479	91,680	307,492	280,736

Gross profit	130,111	110,627	382,740	336,455

Selling and administrative expense	98,187	84,983	298,140	259,156

Research and development expense	10,985	14,122	33,366	31,817

Operating expenses	109,172	99,105	331,506	290,973

Income from operations	20,939	11,522	51,234	45,482

Other expense	321	—	4,867	—

Interest expense	11,174	5,214	32,382	15,123

Income before income taxes	9,444	6,308	13,985	30,359

Provision for income taxes	2,474	483	299	5,158

Net income	$6,970	$5,825	$13,686	$25,201

Comprehensive income	$4,661	$7,136	$11,508	$27,845

Per share data:

Net income
Basic	$0.25	$0.21	$0.48	$0.90
Diluted	0.23	0.20	0.47	0.87

Weighted average common shares
Basic	28,353	28,124	28,280	28,096
Diluted	29,792	29,088	29,354	28,872

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$30,068	$17,511
Accounts receivable, net	173,282	181,550
Inventories	173,920	154,599
Prepaid expenses and other current assets	21,753	20,691
Total current assets	399,023	374,351
Property, plant and equipment, net	116,743	113,245
Goodwill	615,768	400,440
Other intangible assets, net	535,793	413,193
Other assets	91,091	67,909
Total assets	$1,758,418	$1,369,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,482	$18,336
Accounts payable	45,852	53,498
Accrued compensation and benefits	45,123	42,924
Other current liabilities	56,208	46,186
Total current liabilities	160,665	160,944

Long-term debt	780,689	438,564
Deferred income taxes	76,289	81,061
Other long-term liabilities	39,853	26,299
Total liabilities	1,057,496	706,868

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2019 and 2018, respectively	313	313
Paid-in capital	379,137	341,738
Retained earnings	461,564	464,851
Accumulated other comprehensive loss	(57,915)	(55,737)
Less: 2,928,060 and 3,167,422 shares of common stock in treasury, at cost in 2019 and 2018, respectively	(82,177)	(88,895)
Total shareholders’ equity	700,922	662,270
Total liabilities and shareholders’ equity	$1,758,418	$1,369,138

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except share and per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(769)			2,517	1,748
Stock-based compensation			2,703				2,703
Dividends on common stock ($0.20 per share)				(5,643)			(5,643)
Convertible note discount, net			39,145				39,145
Convertible note hedge, net			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					(578)
Pension liability, net					547
Cash flow hedging gain, net					106
Net income				1,021
Total comprehensive income							1,096
Balance at March 31, 2019	31,299	$313	$374,555	$460,229	$(55,662)	$(86,378)	$693,057
Common stock issued under employee plans			(1,144)			1,894	750
Stock-based compensation			3,108				3,108
Dividends on common stock ($0.20 per share)				(5,657)			(5,657)
Comprehensive income (loss):
Foreign currency translation adjustments					1,108
Pension liability, net					546
Cash flow hedging loss, net					(1,598)
Net income				5,695
Total comprehensive income							5,751
Balance at June 30, 2019	31,299	$313	$376,519	$460,267	$(55,606)	$(84,484)	$697,009
Common stock issued under employee plans			(390)			2,307	1,917
Stock-based compensation			3,008				3,008
Dividends on common stock ($0.20 per share)				(5,673)			(5,673)
Comprehensive income (loss):
Foreign currency translation adjustments					(4,770)
Pension liability, net					546
Cash flow hedging gain, net					1,915
Net income				6,970
Total comprehensive income							4,661
Balance at September 30, 2019	31,299	$313	$379,137	$461,564	$(57,915)	$(82,177)	$700,922

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	31,299	$313	$333,795	$440,085	$(49,078)	$(93,683)	$631,432
Common stock issued under employee plans			(1,344)			2,001	657
Stock-based compensation			2,303				2,303
Dividends on common stock ($0.20 per share)				(5,606)			(5,606)
Comprehensive income:
Foreign currency translation adjustments					649
Pension liability, net					510
Cash flow hedging gain, net					1,586
Net income				10,657
Total comprehensive income							13,402
Cumulative effect of change in accounting principle(1)				440			440
Balance at March 31, 2018	31,299	$313	$334,754	$445,576	$(46,333)	$(91,682)	$642,628
Common stock issued under employee plans			(844)			2,071	1,227
Stock-based compensation			2,650				2,650
Dividends on common stock ($0.20 per share)				(5,620)			(5,620)
Comprehensive income (loss):
Foreign currency translation adjustments					(5,749)
Pension liability, net					510
Cash flow hedging gain, net					3,827
Net income				8,719
Total comprehensive income							7,307
Balance at June 30, 2018	31,299	$313	$336,560	$448,675	$(47,745)	$(89,611)	$648,192
Common stock issued under employee plans			(39)			480	441
Stock-based compensation			2,512				2,512
Dividends on common stock ($0.20 per share)				(5,625)			(5,625)
Comprehensive income (loss):
Foreign currency translation adjustments					(384)
Pension liability, net					510
Cash flow hedging gain, net					1,185
Net income				5,825
Total comprehensive income							7,136
Balance at September 30, 2018	31,299	313	339,033	448,875	(46,434)	(89,131)	652,656

(1)We recorded the cumulative impact of adopting ASU 2014-09, Revenue from Contracts with Customers, (and its amendments) as of January 1, 2018.

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,686	$25,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,225	13,881
Amortization of debt discount	6,038	—
Amortization	41,372	32,329
Stock-based compensation	8,819	7,465
Impairment charges	312	4,212
Deferred income taxes	(5,506)	(1,268)
Loss on early extinguishment of debt	300	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	10,756	4,361
Inventories	(15,645)	(13,677)
Accounts payable	(10,104)	6,212
Accrued compensation and benefits	1,728	465
Other assets	(13,202)	(20,323)
Other liabilities	1,478	(8,860)
	40,571	24,797
Net cash provided by operating activities	54,257	49,998

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,875)	(11,751)
Payments related to business acquisition, net of cash acquired	(364,928)	—
Net cash used in investing activities	(378,803)	(11,751)

Cash flows from financing activities:
Payments on term loan	(151,000)	(9,844)
Proceeds from term loan	265,000	—
Payments on revolving line of credit	(435,000)	(119,000)
Proceeds from revolving line of credit	370,000	104,000
Proceeds from convertible notes	345,000	—
Payments related to contingent consideration	(5,687)	—
Payments related to debt issuance costs	(16,210)	—
Dividends paid on common stock	(16,927)	(16,819)
Purchases of convertible hedges	(51,198)	—
Proceeds from issuance of warrants	30,567	—
Other, net	3,310	1,043
Net cash provided by (used in) financing activities	337,855	(40,620)

Effect of exchange rate changes on cash and cash equivalents	(752)	(558)

Net increase (decrease) in cash and cash equivalents	12,557	(2,931)

Cash and cash equivalents at beginning of period	17,511	32,622

Cash and cash equivalents at end of period	$30,068	$29,691

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$5,639	$25,849
Dividends payable	$5,673	$5,625

See notes to consolidated condensed financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands except per share amounts)

Note 1 – Operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company which provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, thoracic surgery and gastroenterology.

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary for the fair statements of the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The goodwill recorded as part of the acquisition primarily represents revenue synergies, as well as operating efficiencies and cost savings. The goodwill deductible for tax purposes is $215.8 million. The weighted amortization period for intangibles acquired is 16 years. Customer relationships, developed technology and trademarks and tradenames are being amortized over a weighted average life of 16, 10 and 20 years, respectively.

The unaudited pro forma information for the three and nine months ended September 30, 2019 and 2018, assuming Buffalo Filter Acquisition occurred as of January 1, 2018 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$233,590	$211,421	$695,250	$645,101
Net income (loss)	8,675	(140)	26,045	(1,459)

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

Acquisition related costs included in the determination of pro forma net income for the three months ended September 30, 2018 included $0.2 million in cost of goods sold and $1.5 million in selling and administrative expense and the nine months ended September 30, 2018 included $1.3 million in cost of goods sold and $11.2 million in selling and administrative expense on the consolidated condensed statement of comprehensive income. Such amounts are excluded from the determination of pro forma net income for the three and nine months ended September 30, 2019.

Net sales associated with Buffalo Filter of $13.9 million and $33.4 million have been recorded in the consolidated condensed statement of comprehensive income for the three and nine months ended September 30, 2019, respectively. It is impracticable to determine the earnings recorded in the consolidated condensed statement of comprehensive income for the three and nine months ended September 30, 2019 as these amounts are not separately measured.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$42,530	$85,652	$128,182	$39,574	$67,955	$107,529
Americas (excluding the United States)	17,069	7,356	24,425	14,949	7,347	22,296
Europe, Middle East & Africa	24,692	14,139	38,831	23,206	11,492	34,698
Asia Pacific	26,037	16,115	42,152	25,200	12,584	37,784
Total sales from contracts with customers	$110,328	$123,262	$233,590	$102,929	$99,378	$202,307

Timing of Revenue Recognition
Goods transferred at a point in time	$101,454	$122,620	$224,074	$94,640	$98,992	$193,632
Services transferred over time	8,874	642	9,516	8,289	386	8,675
Total sales from contracts with customers	$110,328	$123,262	$233,590	$102,929	$99,378	$202,307

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$131,120	$243,023	$374,143	$123,782	$199,653	$323,435
Americas (excluding the United States)	47,890	22,644	70,534	48,307	23,374	71,681
Europe, Middle East & Africa	86,199	45,826	132,025	80,951	38,420	119,371
Asia Pacific	74,313	39,217	113,530	68,883	33,821	102,704
Total sales from contracts with customers	$339,522	$350,710	$690,232	$321,923	$295,268	$617,191

Timing of Revenue Recognition
Goods transferred at a point in time	$312,964	$348,972	$661,936	$297,096	$294,196	$591,292
Services transferred over time	26,558	1,738	28,296	24,827	1,072	25,899
Total sales from contracts with customers	$339,522	$350,710	$690,232	$321,923	$295,268	$617,191

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2019	December 31, 2018

Contract liability	$13,718	$11,043

Revenue recognized during the nine months ended September 30, 2019 and September 30, 2018 from amounts included in contract liabilities at the beginning of the period were $5.5 million and $4.1 million, respectively. There were no material contract assets as of September 30, 2019 and December 31, 2018.

Note 5 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,970	$5,825	$13,686	$25,201

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $174 and $162 for the three months ended September 30, 2019 and 2018, respectively, and $521 and $488 for the nine months ended September 30, 2019 and 2018, respectively)	546	510	1,639	1,529
Cash flow hedging gain, net of income tax (income tax expense of $610 and $378 for the three months ended September 30, 2019 and 2018, respectively, and $135 and $2,102 for the nine months ended September 30, 2019 and 2018, respectively)	1,915	1,185	423	6,598
Foreign currency translation adjustment	(4,770)	(384)	(4,240)	(5,483)

Comprehensive income	$4,661	$7,136	$11,508	$27,845

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	5,120	—	(4,240)	880
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(6,193)	2,160	—	(4,033)
Income tax	1,496	(521)	—	975

Net current-period other comprehensive income (loss)	423	1,639	(4,240)	(2,178)

Balance, September 30, 2019	$4,508	$(30,079)	$(32,344)	$(57,915)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	5,462	—	(5,483)	(21)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,498	2,017	—	3,515
Income tax	(362)	(488)	—	(850)

Net current-period other comprehensive income (loss)	6,598	1,529	(5,483)	2,644

Balance, September 30, 2018	$3,068	$(24,284)	$(25,218)	$(46,434)

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2019	December 31, 2018
Forward exchange contracts	Cash flow hedge	$155,877	$155,313
Forward exchange contracts	Non-designated	34,457	39,631

The remaining time to maturity as of September 30, 2019 is within 2 years for hedge designated foreign exchange contracts and approximately 1 month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statement of comprehensive income and our consolidated condensed balance sheet:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2019	2018	Location of amount reclassified	2019	2018	2019	2018

Foreign exchange contracts	$4,887	$1,710	Net Sales	$233,590	$202,307	$2,241	$(34)
			Cost of Sales	103,479	91,680	120	181
Pre-tax gain	$4,887	$1,710				$2,361	$147
Tax expense	1,181	413				570	35
Net gain	$3,706	$1,297				$1,791	$112

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2019	2018	Location of amount reclassified	2019	2018	2019	2018

Foreign exchange contracts	$6,751	$7,202	Net Sales	$690,232	$617,191	$5,834	$(1,862)
			Cost of Sales	307,492	280,736	359	364
Pre-tax gain (loss)	$6,751	$7,202				$6,193	$(1,498)
Tax expense (benefit)	1,631	1,740				1,496	(362)
Net gain (loss)	$5,120	$5,462				$4,697	$(1,136)

At September 30, 2019, $3.9 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges offset by gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2019	2018	2019	2018

Net gain (loss) on currency forward contracts	Selling and administrative expense	$138	$237	$(355)	$565
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(368)	$(459)	$(530)	$(1,172)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2019 and December 31, 2018:

September 30, 2019	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$5,336	$(256)	$5,080
Foreign exchange contracts	Other long-term assets	935	(70)	865
		$6,271	$(326)	$5,945

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	15	(124)	(109)

Total derivatives		$6,286	$(450)	$5,836

December 31, 2018	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$5,817	$(431)	$5,386

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	19	(217)	(198)

Total derivatives		$5,836	$(648)	$5,188

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2019 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$52,104	$45,898
Work-in-process	18,293	15,000
Finished goods	103,523	93,701
Total	$173,920	$154,599

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,970	$5,825	$13,686	$25,201

Basic – weighted average shares outstanding	28,353	28,124	28,280	28,096

Effect of dilutive potential securities	1,439	964	1,074	776

Diluted – weighted average shares outstanding	29,792	29,088	29,354	28,872

Net income (per share)
Basic	$0.25	$0.21	$0.48	$0.90
Diluted	0.23	0.20	0.47	0.87

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.8 million and 0.7 million for the three and nine months ended September 30, 2019, respectively, and 0.0 million and 0.6 million for the three and nine months ended September 30, 2018, respectively. As more fully described in Note 17, our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The calculation of diluted EPS would include potential diluted shares upon conversion of the Notes when the average market price per share of our common stock for the period, is greater than the conversion price of the Notes of $88.80. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any. We have entered into convertible note hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible note hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive.

During the three months ended September 30, 2019, our average share price exceeded the conversion price of the Notes and we included 0.2 million shares assumed to be issued if the Notes were converted in our diluted share count. During the nine months ended September 30, 2019 our average share price has not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

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

Lease costs consists of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost:
Straight-line lease cost	$1,957	$5,938
Right-of-use asset impairment cost	312	312
Total operating lease cost	2,269	6,250
Finance lease cost:
Depreciation	55	162
Interest on lease liabilities	6	19
Total finance lease cost	61	181
Total lease cost	$2,330	$6,431

Supplemental balance sheet information related to leases is as follows:

September 30, 2019
Operating leases
Other assets (net of lease impairment of $1,243)	$17,675

Other current liabilities	$5,384
Other long-term liabilities	13,953
Total operating lease liabilities	$19,337

Finance leases
Property, plant and equipment, gross	$1,190
Accumulated depreciation	(422)
Property, plant and equipment, net	$768

Current portion of long-term debt	$232
Long-term debt	188
Total finance lease liabilities	$420

Weighted average remaining lease term (in years)
Operating leases	4.33 years
Finance leases	3.58 years

Weighted average discount rate
Operating leases	4.67%
Finance leases	4.96%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,391
Financing cash flows from finance leases	272

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,789
Finance leases	56

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Finance Lease	Operating Lease

Remaining, 2019	$90	$1,843
2020	234	5,662
2021	36	4,356
2022	86	3,667
2023	4	2,815
2024	—	1,968
Thereafter	—	1,117
Total lease payments	450	21,428

Less imputed interest	(30)	(2,091)

Total lease liabilities	$420	$19,337

As of September 30, 2019, we have entered into approximately $0.3 million of operating leases that have not yet commenced. As of September 30, 2019, we have entered into no additional finance leases that have not yet commenced. Maturities of lease liabilities under ASC 840 are consistent with the above disclosure.

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

Note 10 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2019 are as follows:

Balance as of December 31, 2018	$400,440

Goodwill resulting from business acquisition	215,793

Foreign currency translation	(465)

Balance as of September 30, 2019	$615,768

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the nine months ended September 30, 2019, the Company acquired Buffalo Filter as further described in Note 3. Goodwill resulting from the acquisition amounted to $215.8 million and acquired intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $140.0 million.

Other intangible assets consist of the following:

	September 30, 2019			December 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Customer and distributor relationships	24	$338,463	$(110,727)	$214,577	$(97,131)

Sales representation, marketing and promotional rights	25	149,376	(46,500)	149,376	(42,000)

Patents and other intangible assets	15	69,553	(45,895)	61,473	(44,242)

Developed technology	16	106,604	(11,625)	91,965	(7,369)

Unamortized intangible assets:

Trademarks and tradenames		86,544	—	86,544	—

	22	$750,540	$(214,747)	$603,935	$(190,742)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.4 million and $6.0 million in the three months ended September 30, 2019 and 2018, respectively, and $24.1 million and $17.2 million in the nine months ended September 30, 2019 and 2018, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. Included in developed technology is $8.3 million of earn-out consideration that is considered probable as of September 30, 2019 associated with a prior asset acquisition. This is recorded in other current liabilities at September 30, 2019.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2019 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2019	$6,635	$1,500	$8,135
2020	27,716	6,000	33,716
2021	26,925	6,000	32,925
2022	25,776	6,000	31,776
2023	24,922	6,000	30,922
2024	24,158	6,000	30,158

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

Changes in the carrying amount of service and product standard warranties for the nine months ended September 30, are as follows:

	2019	2018
Balance as of January 1,	$1,798	$1,750

Provision for warranties	1,495	1,036
Claims made	(1,034)	(937)

Balance as of September 30,	$2,259	$1,849

Costs associated with extended warranty repairs are recorded as incurred and amounted to $4.0 million for both the nine months ended September 30, 2019 and 2018.

Note 12 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$253	$169	$759	$506

Interest cost on projected benefit obligation	782	701	2,346	2,104

Expected return on plan assets	(1,181)	(1,354)	(3,543)	(4,063)

Net amortization and deferral	720	672	2,160	2,017

Net periodic pension cost	$574	$188	$1,722	$564

We do not expect to make any pension contributions during 2019. Non-service cost of $0.3 million and $1.0 million are included in other expense in the consolidated condensed statement of comprehensive income for the three and nine months ended September 30, 2019, respectively.

Note 13 – Acquisition and Other Expense

Acquisition and other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Manufacturing consolidation costs	$1,430	$—	$1,430	$—
Business acquisition costs	171	—	1,335	—
Acquisition and other expense included in cost of sales	$1,601	$—	$2,765	$—

Business acquisition costs included in selling and administrative expense	$1,490	$1,073	$11,196	$1,073

Impairment charges included in research and development expense	$—	$4,212	$—	$4,212

Debt refinancing costs included in other expense	$—	$—	$3,904	$—

During the three and nine months ended September 30, 2019, we incurred $1.4 million in costs related to the consolidation of certain manufacturing operations. These costs mainly related to severance and were charged to costs of sales.

During the three and nine months ended September 30, 2019, we incurred $0.2 million and $1.3 million, respectively, in costs for inventory adjustments and other costs associated with the acquisition of Buffalo Filter as further described in Note 3. These costs were charged to cost of sales.

During the three and nine months ended September 30, 2019, we incurred $1.5 million and $11.2 million in costs associated with the February 11, 2019 acquisition of Buffalo Filter as further described in Note 3 that were included in selling and administrative expense. These costs include investment banking fees in the first quarter of 2019, and, consulting fees, legal fees, severance and integration related costs in the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, we recorded a $1.1 million charge to selling and administrative expense associated with a vacant building under lease from a prior acquisition.

During the three and nine months ended September 30, 2018, we recorded a net charge of $4.2 million to research and development expense mainly associated with the impairment of an in-process research and development asset, net of the release of previously accrued contingent consideration in other current and long-term liabilities, as further described in Note 15.

During the nine months ended September 30, 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement as further described in Note 17.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Orthopedic surgery	$110,328	$102,929	$339,522	$321,923
General surgery	123,262	99,378	350,710	295,268
Consolidated net sales	$233,590	$202,307	$690,232	$617,191

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

Recently Issued Accounting Standards, Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with subsequent amendments issued in 2019. This ASU requires instruments measured at amortized cost, including accounts receivable, to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. This ASU is effective for fiscal years beginning after December 31, 2019 and early adoption is permissible during any interim period after December 31, 2018. The Company will adopt the new standard on January 1, 2020. We performed an initial assessment of the impact of adopting this guidance and we do not expect the update to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

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

Note 17 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Revolving line of credit	$247,000	$312,000
Term loan, net of deferred debt issuance costs of $1,627 and $311 in 2019 and 2018, respectively	256,748	144,064
2.625% convertible notes, net of deferred debt issuance costs of $9,421 and unamortized discount of $45,576 in 2019	290,003	—
Financing leases	420	—
Mortgage notes	—	836
Total debt	794,171	456,900
Less: Current portion	13,482	18,336
Total long-term debt	$780,689	$438,564

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Interest rates are at LIBOR plus an interest rate margin of 1.750% (3.813% at September 30, 2019). For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $258.4 million in borrowings outstanding on the term loan facility as of September 30, 2019. There were $247.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2019. Our available borrowings on the revolving credit facility at September 30, 2019 were $335.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On January 29, 2019, we issued $345.0 million in 2.625% convertible notes due in 2024 (the "Notes"). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The Notes will mature on February 1, 2024, unless earlier repurchased or converted. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The Notes may be converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the Notes may convert the Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of the net proceeds from the offering of the Notes were used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three and nine months ended September 30, 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.3 million and $6.0 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For the three and nine months ended September 30, 2019, we have recorded interest expense on the Notes of $2.3 million and $6.0 million, respectively, at the contractual coupon rate of 2.625%.

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

During the three months ended June 30, 2019, we paid in full our mortgage note in connection with the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at September 30, 2019 are as follows:

Remaining, 2019	$3,312
2020	13,250
2021	18,219
2022	24,844
2023	445,750
2024	345,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company which provides surgical devices and equipment for minimally invasive procedures. The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, thoracic surgery and gastroenterology.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Orthopedic surgery	47%	51%	49%	52%
General surgery	53%	49%	51%	48%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 79% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related disposable products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 46% and 48% during the nine months ended September 30, 2019 and 2018, respectively.

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

We financed the purchase price for the Buffalo Filter Acquisition using a combination of the issuance of $345.0 million of 2.625% convertible notes due 2024 issued on January 29, 2019 (the "Notes”) and the incurrence of indebtedness under our sixth amended and restated senior secured credit agreement, which closed on February 7, 2019. Refer to Financing Cash Flows and Note 17 to the consolidated condensed financial statements for further details.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.3	45.3	44.5	45.5
Gross profit	55.7	54.7	55.5	54.5
Selling and administrative expense	42.0	42.0	43.2	42.0
Research and development expense	4.7	7.0	4.8	5.2
Income from operations	9.0	5.7	7.4	7.4
Other expense	0.1	—	0.7	—
Interest expense	4.8	2.6	4.7	2.5
Income before income taxes	4.0	3.1	2.0	4.9
Provision for income taxes	1.1	0.2	—	0.8
Net income	3.0%	2.9%	2.0%	4.1%

Net Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
			% Change
	2019	2018	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$110.3	$102.9	7.2%	0.4%	7.6%
General surgery	123.3	99.4	24.0%	—%	24.0%
Net sales	$233.6	$202.3	15.5%	0.1%	15.6%

Single-use products	$184.4	$159.4	15.6%	0.2%	15.8%
Capital products	49.2	42.9	14.8%	0.4%	15.2%
Net sales	$233.6	$202.3	15.5%	0.1%	15.6%

	Nine Months Ended
			% Change
	2019	2018	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$339.5	$321.9	5.5%	1.0%	6.5%
General surgery	350.7	295.3	18.8%	0.4%	19.2%
Net sales	$690.2	$617.2	11.8%	0.8%	12.6%

Single-use products	$547.0	$493.0	11.0%	0.7%	11.7%
Capital products	143.2	124.2	15.3%	0.9%	16.2%
Net sales	$690.2	$617.2	11.8%	0.8%	12.6%

Net sales increased 15.5% and 11.8% in the three and nine months ended September 30, 2019, respectively, compared to the same period a year ago due to growth in both the Orthopedic and General Surgery product lines, as described below. Buffalo Filter sales were $13.9 million and $33.4 million during the three and nine months ended September 30, 2019, respectively.

•
Orthopedic surgery sales increased 7.2% and 5.5% in the three and nine months ended September 30, 2019, respectively, driven by new product innovations in the procedure specific categories coupled with continued strength in capital sales.

•
General surgery sales increased 24.0% and 18.8% in the three and nine months ended September 30, 2019, respectively, driven by sales from the Buffalo Filter acquisition, as well as growth across the portfolio.

Cost of Sales

Cost of sales increased to $103.5 million in the three months ended September 30, 2019 as compared to $91.7 million in the three months ended September 30, 2018 and increased to $307.5 million in the nine months ended September 30, 2019 as compared to $280.7 million in the nine months ended September 30, 2018. Gross profit margins increased 1.0 percentage point to 55.7% in the three months ended September 30, 2019 as compared to 54.7% in the three months ended September 30, 2018 and increased 1.0 percentage point to 55.5% in the nine months ended September 30, 2019 as compared to 54.5% in the nine months ended September 30, 2018. The increase in gross profit margins of 1.0 percentage point in both the three and nine months ended September 30, 2019 was driven by improved performance by our manufacturing plants offset by $1.6 million and $2.8 million, respectively, in charges related to inventory adjustments associated with the Buffalo Filter Acquisition mainly in the first half of the year and manufacturing consolidation costs in the third quarter of 2019 as further described in Note 13.

Selling and Administrative Expense

Selling and administrative expense increased to $98.2 million in the three months ended September 30, 2019 as compared to $85.0 million in the three months ended September 30, 2018 and increased to $298.1 million in the nine months ended September 30, 2019 as compared to $259.2 million in the nine months ended September 30, 2018. Selling and administrative expense as a percentage of net sales remained flat at 42.0% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased to 43.2% in the nine months ended September 30, 2019 as compared to 42.0% in the nine months ended September 30, 2018.

Selling and administrative expense remained flat at 42.0% in the three months ended September 30, 2019 compared to the same period a year ago and increased 1.2 percentage points to 43.2% as a percentage of net sales in the nine months ended September 30, 2019 as compared to the same period a year ago. The three and nine months ended September 30, 2019 included $1.5 million and $11.2 million in charges for investment banking fees, consulting fees, legal fees, severance and integration related costs as further described in Note 3 and Note 13, and the associated amortization of the intangible assets. Offsetting these increases is lower spending as a percent of net sales as we leverage our operating structure.

Research and Development Expense

Research and development expense decreased to $11.0 million in the three months ended September 30, 2019 as compared to $14.1 million in the three months ended September 30, 2018 and increased to $33.4 million in the nine months ended September 30, 2019 as compared to $31.8 million in the nine months ended September 30, 2018. As a percentage of net sales, research and development expense decreased 2.3 percentage points to 4.7% in the three months ended September 30, 2019 as compared to 7.0% in the three months ended September 30, 2018 and decreased 0.4 percentage points to 4.8% in the nine months ended September 30, 2019 as compared to 5.2% in the nine months ended September 30, 2018. The decrease in both periods is primarily due to a net charge of $4.2 million to research and development expense during the three and nine months ended September 30, 2018 associated with the impairment of an in-process research and development asset as further described in Note 13.

Other Expense

Other expense in the three months ended September 30, 2019 related to non-service pension costs as further described in Note 12.

Other expense in the nine months ended September 30, 2019 was mainly related to non-service pension costs and costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019 as further described in Note 17. These costs include a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $11.2 million in the three months ended September 30, 2019 from $5.2 million in the three months ended September 30, 2018 and increased to $32.4 million in the nine months ended September 30, 2019 from $15.1 million in the nine months ended September 30, 2018 due the additional borrowings under the sixth amended and restated senior credit agreement and the issuance of $345.0 million in 2.625% convertible notes due in 2024, as further described in Note 17. The weighted average interest rates on our borrowings decreased to 3.66% in the three months ended September 30, 2019 as compared to 4.45% in the three months ended September 30, 2018 and decreased to 3.83% in the nine months ended September 30, 2019 as compared to 4.23% in the nine months ended September 30, 2018.

Provision for Income Taxes

Income tax expense has been recorded at an effective tax rate of 26.2% for the three months ended September 30, 2019 compared to income tax expense recorded at an effective tax rate of 7.7% for the three months ended September 30, 2018 and income tax expense has been recorded at an effective tax rate of 2.1% for the nine months ended September 30, 2019 as compared to income tax expense recorded at an effective tax rate of 17.0% for the nine months ended September 30, 2018. The higher effective rate for the three months ended September 30, 2019, as compared to the same period in the prior year, was in part the result of recording less effective tax rate benefit relating to discrete income taxes associated with stock options and other income tax items which increased the effective rate by 7.9%. The lower effective rate for the nine months ended September 30, 2019, as compared to the same period in the prior year, was primarily due to recording discrete income tax benefits associated with stock options and other income tax items which decreased the effective rate by 21.0% for the nine months ended September 30, 2019 as compared to the effective rate during the nine months ended September 30, 2018. In addition, the lower federal statutory tax rate of 21.0% enacted with Tax Reform was offset by other provisions of Tax Reform including global intangible low-taxed income (“GILTI”) as well as income earned in foreign jurisdictions with effective tax rates in excess of the federal statutory rate. This offset was more significant for the three and nine months ended September 30, 2019 as compared to the same periods in the prior year. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2018, under Note 7 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $238.4 million at September 30, 2019.  Net cash provided by operating activities was $54.3 million and $50.0 million in the nine months ended September 30, 2019 and 2018, respectively, generated on net income of $13.7 million and $25.2 million for the nine months ended September 30, 2019 and 2018, respectively. Although there was a decline in net income in the period, this decline was driven by non-cash amortization associated with the intangible assets acquired with the Buffalo Filter Acquisition and amortization of the debt discount associated with the 2.625% convertible notes further described below.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2019 increased $367.1 million from the same period a year ago mainly due to the $364.9 million payment for the Buffalo Filter Acquisition. Capital expenditures were $13.9 million and $11.8 million in the nine months ended September 30, 2019 and 2018, respectively, and are expected to approximate $19.0 million in 2019.

Financing cash flows

Net cash provided by financing activities in the nine months ended September 30, 2019 was $337.9 million compared to a use of cash of $40.6 million during 2018. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2019 compared to 2018:

•	We received proceeds of $345.0 million related to the issuance of 2.625% convertible notes as further described below.

•
We entered into a $265.0 million term loan in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in net proceeds of $114.0 million during the nine months ended September 30, 2019 compared to $9.8 million in payments in the prior year.

•	We had net payments on our revolving line of credit of $65.0 million compared to $15.0 million during the nine months ended September 30, 2018.

•	We paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.

•	We paid $16.2 million in debt issuance costs associated with the 2.625% convertible notes and the sixth amended and restated senior credit agreement.

•	We paid $5.7 million in contingent consideration related to prior asset acquisitions.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the $345.0 million in 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Interest rates are at LIBOR plus an interest rate margin of 1.750% (3.813% at September 30, 2019). For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $258.4 million in borrowings outstanding on the term loan facility as of September 30, 2019. There were $247.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2019. Our available borrowings on the revolving credit facility at September 30, 2019 were $335.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On January 29, 2019, we issued $345.0 million in 2.625% convertible notes due in 2024 (the "Notes"). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The Notes will mature on February 1, 2024, unless earlier repurchased or converted. The Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The Notes may be converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the Notes may convert the Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of the Notes will also have the right to convert the Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of the net proceeds from the offering of the Notes were used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

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

During the three months ended June 30, 2019, we paid in full our mortgage note in connection with the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2019, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2019. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our sixth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future.

Contractual Obligations

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility and on January 29, 2019, we issued $345.0 million in 2.625% convertible notes. As a result, the below is a summary of our long-term debt obligations for the next five years as of September 30, 2019.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$850,375	$13,250	39,750	797,375	$—

New accounting pronouncements

See Note 16 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2019.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
October 31, 2019