Form 10-K
period 2019-12-31
CONMED CORP
filed 2020-02-24
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2019	Commission file number:	0-16093

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

New York		16-0977505
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
525 French Road
Utica,	New York	13502
(Address of principal executive offices)		(Zip Code)

(315) 797-8375
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐      No ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $2,420,684,853 based upon the closing price of the Company’s common stock on the NASDAQ Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 19, 2020 was 28,492,005.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement and any other informational filings for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2019

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate”, “project”, “believe”, “anticipate”, “intend”, “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	general economic and business conditions;

•	compliance with and changes in regulatory requirements;

•	environmental compliance risks, including lack of availability of sterilization with Ethylene Oxide (“EtO”);

•	the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;

•	competition;

•	changes in customer preferences;

•	changes in technology;

•	the introduction and acceptance of new products;

•	the availability and cost of materials;

•	cyclical customer purchasing patterns due to budgetary and other constraints;

•	quality of our management and business abilities and the judgment of our personnel;

•	the availability, terms and deployment of capital;

•	future levels of indebtedness and capital spending;

•	changes in foreign exchange and interest rates;

•	the ability to evaluate, finance and integrate acquired businesses, products and companies;

•	changes in business strategy;

•	the risk of an information security breach, including a cybersecurity breach;

•	the risk of a lack of allograft tissues due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues;

•	the ability to defend and enforce intellectual property, including the risks related to theft or compromise of intellectual property in connection with our international operations;

•	the risk of patent, product and other litigation as well as the cost associated with such litigation;

•	trade protection measures, tariffs and other border taxes, and import or export licensing requirements; and

•	various other factors referenced in this Form 10-K.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970.  CONMED is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and physicians in a variety of specialties including orthopedics, general surgery, gynecology, neurosurgery, thoracic surgery and gastroenterology.  Headquartered in Utica, New York, the Company’s 3,300 employees distribute its products worldwide from three primary manufacturing locations.

We have historically used strategic business acquisitions, internal product development and distribution relationships to diversify our product offerings, increase our market share in certain product lines, realize economies of scale and take advantage of growth opportunities in the healthcare field.

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

Business Strategy

CONMED's vision is to empower healthcare providers worldwide to deliver exceptional outcomes for patients through the following initiatives:

•
Introduction of New Products and Product Enhancements.  We pursue organic growth through developing new products and enhancing existing products.  We seek to develop new technologies which improve the durability, performance and usability of existing products.  In addition to our internal research and development efforts, we receive new ideas for products and technologies, particularly in procedure-specific areas, from surgeons, inventors and other healthcare professionals.

•
Pursue Strategic Acquisitions.  We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. This includes the February 11, 2019 acquisition of Buffalo Filter.

•
Realize Manufacturing and Operating Efficiencies.  We continually review our production systems for opportunities to reduce operating costs, consolidate product lines or process flows, reduce inventory and optimize existing processes.

•
Geographic Diversification.  We believe that significant growth opportunities exist for our surgical products outside the United States.  Principal international markets for our products include Europe, Latin America, Canada and Asia/Pacific Rim.

•
Active Participation in the Medical Community.  We believe that excellent working relationships with physicians and others in the medical industry enable us to gain an understanding of trends and emerging opportunities.  Active participation allows us to quickly respond to the changing needs of physicians and patients. In addition, we are an active sponsor of medical education both in the United States and internationally, offering training on new and innovative surgical techniques as well as other medical education materials for use with our products.

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2019	2018	2017
Orthopedic surgery	49%	52%	54%
General surgery	51	48	46
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$955,097	$859,634	$796,392

Orthopedic Surgery

Our orthopedic surgery product offering includes sports medicine, powered surgical instruments, and sports biologics and tissue. These products are marketed under a number of brands, including Hall®, CONMED Linvatec®, Concept® and Shutt®. In 2019, approximately 71% of orthopedic surgery revenue came from single-use products that are expected to be recurring.

We offer a comprehensive range of products to repair injuries in the articulating joint areas of the body.  Many of these injuries are the result of sports related events or similar traumas.  Our sports medicine products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants as well as related disposable products and fluid management systems.  It is our standard practice to place some of these products, such as shaver consoles and fluid pumps, with certain customers at no charge in exchange for commitments to purchase disposable products over certain time periods.  We loan this capital equipment, and it is subject to return if the customer does not meet certain minimum single-use purchases. Single-use products include products such as shaver blades, burs and pump tubing.  In sports medicine, we compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc. and Zimmer Biomet, Inc.

Our powered instruments offering is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, spinal and cardiothoracic surgeries. Our newest product is the Hall 50™ Powered Instrument System.  The modularity and versatility of the Hall 50™ Powered Instrument System allows a facility to purchase a single power system to perform total joint arthroplasty, trauma, arthroscopy and some small bone procedures.  In powered instruments, our competition includes Stryker Corporation; Medtronic plc; Johnson & Johnson: DePuy Synthes, Inc.; and Zimmer Biomet, Inc.

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

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical, endoscopic technologies and critical care. In 2019, approximately 87% of general surgery revenue came from single-use products that are expected to be recurring.

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

Our cardiology and critical care offering includes a line of vital signs, cardiac monitoring and patient care products including ECG electrodes & accessories, cardiac defibrillation & pacing pads and a complete line of suction instruments and tubing. Finally, we offer a physician's office electrosurgical product mainly used by dermatologists. Cardiology and critical care's main competition includes Cardinal and 3M Company.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 33% of our total net sales in 2019.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2019, 2018 and 2017.

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

Our healthcare systems organization is responsible for interacting with large regional and national accounts (e.g. GPOs, IDNs, etc.).  We have contracts with many such organizations and believe that the loss of any individual group purchasing contract would not materially impact our business.

We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

Manufacturing

Raw material costs constitute a substantial portion of our cost of production.  Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers.  We work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability.  As a consequence of supply chain best practices, new product development and acquisitions, we often form strategic partnerships with key suppliers. As a result, components and raw materials may be sole sourced. Due to the strength of these suppliers and the variety of products we provide, we do not believe the risk of supplier interruption poses an overall material adverse effect on our financial and operational performance. We schedule production and maintain adequate levels of safety stock based on a number of factors, including experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels.  Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not generally material to an understanding of our business.

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and operating room personnel who often make new product and technology disclosures, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $2.0 million, $1.5 million and $1.8 million in 2019, 2018 and 2017, respectively.

Amounts expended for Company research and development were approximately $45.5 million, $42.2 million and $32.3 million during 2019, 2018 and 2017, respectively.

Intellectual Property

Patents and other proprietary rights, in general, are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  We believe that the development of new products and technological and design improvements to existing products will continue to be important to our competitive position.

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

The FDA’s Quality System Regulations set forth requirements for our product design and manufacturing processes, require the maintenance of certain records, provide for on-site inspection of our facilities and continuing review by the FDA.  Many of our products are also subject to industry-defined standards.  Authorization to commercially market our products in the U.S. is granted by the FDA under a procedure referred to as a 510(k) pre-market notification and clearance.  We believe that our products and processes presently meet applicable standards in all material respects.

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

As noted above, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. Refer to Note 13 for further discussion.

We are also subject to various environmental health and safety laws and regulations both in the United States and internationally, as are our suppliers and sterilization service providers. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe our policies, practices and procedures are properly designed to comply, in all material respects, with applicable environmental laws and regulations. We do not expect internal compliance with these requirements to have a material effect on purchases of property, plant and equipment, cash flows, net income or our competitive position. Refer to Item 1A, Risk Factors, for further discussion of the use of outside EtO sterilization service providers.

Employees

As of December 31, 2019, we had approximately 3,300 full-time employees, including approximately 2,100 in operations, 180 in research and development and the remaining in sales, marketing and related administrative support.  We believe that we have good relations with our employees and have never experienced a strike or similar work stoppage.  None of our domestic employees are represented by a labor union.

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

In this regard, approximately 21% of our revenues are derived from the sale of capital products.  The sales of such products may be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

In addition, some of our products and components are sourced from countries impacted by the Coronavirus. If we cannot source these products, our revenues may be affected.

Our financial performance may be adversely impacted by healthcare reform legislation.

Provisions of healthcare legislation, including provisions of the Patient Protection and Affordable Care Act ("ACA") in the United States, and similar attempts to reform or manage health care costs in other markets, could meaningfully change the way health care is developed and delivered and may adversely affect our business and results of operations.  For example, the ACA includes provisions aimed at improving quality and decreasing costs of Medicare, governing comparative effectiveness research, and implementing an independent payment advisory board and pilot programs to evaluate alternative payment methodologies.  That legislation also included a 2.3% excise tax imposed upon sales within the U.S. of certain medical device products, which was repealed in 2019.  We also face uncertainties that might result in the modification or repeal of health care laws or reimbursement in the United States and other markets. The uncertainty associated with modifications or a repeal could generally cause healthcare markets to be unstable and we could be subject to some interruptions, the magnitude of which are impossible to determine.

Limitations on the availability of Ethylene Oxide (“EtO”) sterilization services may limit our ability to sell certain sterile products.

Approximately 30% of our products when measured in terms of revenues, are sterilized by third-party sterilizers using ethylene oxide, a chemical which, when present or used in high levels of concentrations, has raised some environmental concerns in some areas within the United States, with the result that some EtO sterilization facilities have closed either temporarily or permanently in connection with government enforcement actions prompted by environmental concerns.  We have been able to work to secure  alternate EtO sterilization services to date, and do not currently expect sterilization availability to have a material impact on our business.  If, however, there are further restrictions on capacity or further government actions adverse to EtO sterilization, it is possible that we could be impacted materially in the future.

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

Failure to comply with regulatory requirements may result in recalls, loss of revenues, fines or materially adverse implications.

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies and legislative bodies, including the U.S. Food and Drug Administration ("FDA") and comparable international counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulations.  We may have future inspections at our sites and there can be no assurance that the costs of responding to such inspections will not be material.

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

In addition to the Quality System Regulations, many of our products are also subject to industry-defined standards.  We may not be able to comply with these regulations and standards due to deficiencies in component parts or our manufacturing processes.  If we are not able to comply with the Quality System Regulations or industry-defined standards, we may not be able to fill customer orders and we may decide to cease production or sale of non-compliant products.  Failure to produce products could affect our revenues, profit margins and could lead to loss of customers.

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

As of December 31, 2019, we had $820.1 million of debt outstanding, representing 53% of total capitalization. We may not have sufficient cash flow available to enable us to meet our obligations.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.  We cannot assure you that any of these strategies could be implemented on terms acceptable to us, if at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7.

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

Our interest rates may be impacted by the phase out of LIBOR.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Certain of the interest rates applicable to our sixth amended and restated senior credit agreement are calculated using LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, then any existing LIBOR-based loans outstanding under our sixth amended and restated credit agreement will become alternative base rate loans (as defined in Note 7) until an alternative rate of interest is determined. This alternative rate will require an amendment to the sixth amended and restated senior credit agreement, and may result in exposure to additional interest rate risk.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may incur substantial additional indebtedness, including secured indebtedness. As of December 31, 2019, we have $362.5 million of availability under the senior credit agreement. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the debt that is not similarly secured. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our senior credit agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion features of our 2.625% Convertible Notes due 2024 (the “Convertible Notes”), if triggered, may adversely affect our financial condition.

In the event the conditional conversion features of the Convertible Notes issued on January 29, 2019 are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Refer to Item 7. Management and Discussion and Analysis - Financing Cash Flows and Note 7 for further details on the Convertible Notes.

The convertible notes hedge and warrant transactions that we entered into in connection with the offering of the Convertible Notes may affect the value of the Convertible Notes and our common stock.

In connection with the offering of the Convertible Notes, we entered into convertible notes hedge transactions with certain option counterparties (each an “option counterparty”).  The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be.  We also entered into warrant transactions with each option counterparty.  The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants, unless we elect to settle the warrants in cash.  In connection with establishing its initial hedge of the convertible notes hedge and warrant transactions, each option counterparty or an affiliate thereof may have entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes.  This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Convertible Notes at that time.  In addition, each option counterparty or an affiliate thereof may modify its hedge position by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and is likely to do so during any observation period related to a conversion of the Convertible Notes).  This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.  In addition, if any such convertible notes hedge and warrant transactions fail to become effective, each option counterparty may unwind its hedge position with respect to our common stock, which could adversely affect the value of our common stock and the value of the Convertible Notes.

We are subject to counterparty risk with respect to the convertible notes hedge transactions.

Each option counterparty to the convertible notes hedge transactions is a financial institution whose obligation to perform under the convertible notes hedge transaction will not be secured by any collateral.  If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with the option counterparty.  Our exposure will generally correlate to the increase in the market price and in the volatility of our common stock.  In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock.  Although these counterparties are large, reputable U.S. financial institutions, we can provide no assurances as to the financial stability or viability of any option counterparty.

(iii) Risks Related to Our Acquisition Strategy

Our financial performance is subject to the risks inherent in any acquisition, including the effects of increased borrowing and integration of newly acquired businesses or product lines.

A key element of our business strategy has been to expand through acquisitions and we may seek to pursue additional acquisitions in the future.  Our success in pursuing acquisitions depends on our ability to identify target companies or product lines that are available for sale, and, negotiating successful terms with the sellers, as the sellers may also be negotiating with other bidders with greater financial resources than we have. Even when we win a bid, our success is also dependent in part upon our ability to integrate acquired companies or product lines into our existing operations.  We may not have sufficient management and other resources to accomplish the integration of our past and future acquisitions, which may strain our relationship with customers, suppliers, distributors, personnel or others.  There can be no assurance that we will be able to identify and make acquisitions on acceptable terms or that we will be able to obtain financing for such acquisitions on acceptable terms.  In addition, while we are generally entitled to customary indemnification from sellers of businesses or coverage from representation and warranty insurance for any difficulties that may have arisen prior to our acquisition of each business, acquisitions may involve exposure to unknown liabilities and the amount and time for claiming under these indemnification provisions is often limited.  As a result, our financial performance is now, and will continue to be, subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses.

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

(iv) Other Risks Related to Our Business

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers, and could potentially become liable for a breach of various data privacy regulations.

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

Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. For example, The European Union ("E.U.") General Data Protection Regulation (GDPR) requires us to manage personal data in the E.U. and may impose fines of up to four percent of our global revenue in the event of certain violations. Other jurisdictions are also implementing or proposing a variety of data privacy laws and regulations. Further, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.

While the breaches of our IT systems to date have not been material to our business or results of operations, the costs of attempting to protect IT systems and data may increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, we fail to comply with an applicable law or regulation, such as the GDPR, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm as well as significant costs from remediation, litigation and regulatory actions.

We rely on a third party to obtain, process and distribute sports medicine allograft tissue. If such tissue cannot be obtained, is not accepted by the market or is not accepted under numerous government regulations, our results of operations could be negatively impacted.

A portion of our orthopedic revenues relate to our share of the service fees from the MTF allograft tissues for which we have exclusive worldwide sales representation, marketing and promotion rights, as further described in our revenue recognition policy in Note 1.  Our primary costs related to these revenues come from our commission expense and certain marketing costs.  Our ability to increase the service fees may be constrained by certain factors which are outside of our control, such as the limited supply of donors and donated tissue that meets the quality standards of MTF.  Similarly, under the terms of the agreement, MTF remains responsible for tissue procurement and processing, shipment of tissues and invoicing of service fees to customers. To the extent MTF’s performance does not meet customer expectations or otherwise fails, CONMED may be unable to increase the allograft service fees or to find a suitable replacement for MTF on terms that are acceptable.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2020 through 2040 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial, and we may not prevail.

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

A significant portion of our revenues, approximately 46% of 2019 consolidated net sales, were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 33% of our total net sales in 2019.  The remaining 13% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have implemented a hedging strategy involving foreign currency forward contracts for 2019, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2021. Our international presence exposes us to certain other inherent risks, including:

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

Environmental laws and regulations and climate change initiatives could materially and adversely affect our business, financial condition, and results of operations.

Our business and facilities and those of our suppliers are subject to a number of federal, state, local and international laws and regulations governing the protection of human health and the environment. In addition, concern over climate change and sustainability has led to foreign and domestic legislative and regulatory initiatives directed at limiting carbon dioxide and other greenhouse gas emissions. A failure to comply with current or future environmental laws and regulations could result in fines or penalties. Any such expenses or liability could have a material adverse effect on our financial condition, results of operations or cash flows.

Our ability to attract and retain qualified employees is critical to our success.

CONMED’s employees are its most important resource, and in many areas of the medical industry, competition for qualified personnel is intense. CONMED seeks to attract talented and diverse new employees and retain and motivate its existing employees. If we are unable to continue to attract or retain qualified employees, including our executives, CONMED’s performance, including its competitive position, could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Facilities

The following table sets forth certain information with respect to our principal operating facilities.  We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Chihuahua, Mexico	207,720	Lease	October 2024
Chihuahua, Mexico	40,626	Lease	March 2028
Lithia Springs, GA	188,400	Lease	January 2025
Brussels, Belgium	58,276	Lease	June 2024
Mississauga, Canada	22,421	Lease	December 2023
Greenwood Village, CO	22,162	Lease	July 2024
Westborough, MA	19,515	Lease	November 2025
Frenchs Forest, Australia	16,912	Lease	July 2020

Our principal manufacturing facilities are located in Utica, NY, Largo, FL and Chihuahua, Mexico. Lithia Springs, GA and Brussels, Belgium are our principal distribution centers. We also maintain sales and administrative offices in countries throughout the world.

Item 3.  Legal Proceedings

We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters that are more fully described in Note 13. We are not a party to any pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the New York Stock Exchange, effective February 10, 2020, under the symbol “CNMD”. Prior to this date, our common stock was traded on the NASDAQ Global Market under the same symbol. At January 31, 2020, there were 524 registered holders of our common stock and approximately 28,900 accounts held in “street name”.

Our Board of Directors has authorized a share repurchase program; see Note 9.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2018 and 2019. The fourth quarter dividend for 2019 was paid on January 7, 2020 to shareholders of record as of December 13, 2019. The total dividend payable at December 31, 2019 was $5.7 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors, subject to conditions then existing, including our financial requirements and condition and the limitation and payment of cash dividends contained in debt agreements.

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

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Consolidated Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017	2016	2015

Statements of Operations Data (1):
Net sales	$955,097	$859,634	$796,392	$763,520	$719,168
Cost of sales	430,382	390,524	365,351	355,190	337,466
Gross profit	524,715	469,110	431,041	408,330	381,702
Selling and administrative expense	400,141	355,617	351,799	338,400	303,091
Research and development expense	45,460	42,188	32,307	32,254	27,436
Income from operations	79,114	71,305	46,935	37,676	51,175
Interest expense	42,701	20,652	18,203	15,359	6,031
Other expense	5,188	—	—	2,942	—
Income before income taxes	31,225	50,653	28,732	19,375	45,144
Provision (benefit) for income taxes	2,605	9,799	(26,755)	4,711	14,646
Net income	$28,620	$40,854	$55,487	$14,664	$30,498

Per Share Data:
Basic earnings per share	$1.01	$1.45	$1.99	$0.53	$1.10

Diluted earnings per share	$0.97	$1.41	$1.97	$0.52	$1.09

Dividends per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.80

Other Financial Data:
Depreciation and amortization	$72,323	$60,761	$57,506	$54,267	$43,285
Capital expenditures	20,066	16,507	12,842	14,753	15,009

Balance Sheet Data (at period end):
Cash and cash equivalents	$25,856	$17,511	$32,622	$27,428	$72,504
Total assets	1,775,095	1,369,138	1,357,961	1,328,983	1,101,700
Long-term obligations	876,541	545,924	576,526	634,455	396,909
Total shareholders’ equity	710,467	662,270	631,432	580,576	585,073

(1)
Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. Refer to Note 2 and Note 14 for discussion of the Buffalo Filter acquisition. On January 4, 2016 we acquired SurgiQuest, Inc. During 2016, we incurred $17.0 million in acquisition and integration related costs associated with this acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Selected Financial Data (Item 6), and our Consolidated Financial Statements and related notes contained elsewhere in this report.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

	2019	2018	2017
Orthopedic surgery	49%	52%	54%
General surgery	51	48	46
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 79% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 46% in 2019 and 48% in 2018 and 2017.

Buffalo Filter Acquisition

On February 11, 2019, we acquired Buffalo Filter and all of the issued and outstanding common stock of Palmerton Holdings, Inc. from Filtration Group FGC LLC (the “Buffalo Filter Acquisition”) for approximately $365 million, in cash. Buffalo Filter develops, manufactures and markets smoke evacuation technologies that are complementary to our general surgery offering. See Note 2 for further information on this business acquisition.

We financed the purchase price for the Buffalo Filter Acquisition using a combination of the issuance of $345.0 million of 2.625% convertible notes due 2024 issued on January 29, 2019 (the Convertible Notes”) and the incurrence of indebtedness under our sixth amended and restated senior secured credit agreement, which closed on February 7, 2019. Refer to Financing Cash Flows and Note 7 for further details.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 describes the significant accounting policies used in preparation of the consolidated financial statements.  The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of CONMED Corporation. Actual results may or may not differ from these estimates.

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Factors that contribute to the recognition of goodwill include synergies that are specific to our business and are expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio. Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation (“MTF”).  Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, revenue growth rates, projected cost of sales, customer attrition rates, the discount rate used to discount those cash flows to present value, the assessment of the asset’s useful life, and the consideration of legal, technical, regulatory, economic, and competitive risks. As these are significant estimates, we would obtain the assistance of a third-party valuation specialist in estimating fair values of intangible assets for significant acquisitions.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing during the fourth quarter of 2019. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value continues to exceed carrying value.

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

See Note 6 for further discussion of goodwill and other intangible assets.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.1	45.4	45.9
Gross profit	54.9	54.6	54.1
Selling and administrative expense	41.9	41.4	44.2
Research and development expense	4.8	4.9	4.1
Income from operations	8.3	8.3	5.9
Interest expense	4.5	2.4	2.3
Other expense	0.5	—	—
Income before income taxes	3.3	5.9	3.6
Provision (benefit) for income taxes	0.3	1.1	(3.4)
Net income	3.0%	4.8%	7.0%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2019, 2018 and 2017:

			% Change from 2018 to 2019
	2019	2018	As Reported	Impact of Foreign Currency	Adjusted [a]
Orthopedic surgery	$463.3	$446.7	3.7%	0.8%	4.5%
General surgery	491.8	412.9	19.1%	0.3%	19.4%
Net sales	$955.1	$859.6	11.1%	0.6%	11.7%

Single-use products	$756.3	$681.1	11.0%	0.6%	11.6%
Capital products	198.8	178.5	11.3%	0.7%	12.0%
Net sales	$955.1	$859.6	11.1%	0.6%	11.7%

			% Change from 2017 to 2018
	2018	2017	As Reported	ASC 606 Impact	Impact of Foreign Currency	Adjusted [a]
Orthopedic surgery	$446.7	$428.9	4.1%	0.7%	-0.9%	3.9%
General surgery	412.9	367.5	12.4%	1.7%	-0.3%	13.8%
Net sales	$859.6	$796.4	7.9%	1.2%	-0.7%	8.4%

Single-use products	$681.1	$637.0	6.9%	1.4%	-0.7%	7.6%
Capital products	178.5	159.4	12.0%	—%	-0.5%	11.5%
Net sales	$859.6	$796.4	7.9%	1.2%	-0.7%	8.4%

(a) Adjusted net sales growth is measured in constant currency. For 2018 to 2017 comparison, adjusted net sales growth is also adjusted for administrative fees that we began recording as a reduction of revenue under Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018. Refer to Non-GAAP Financial Measures below for further details.

Net sales increased 11.1% to $955.1 million in 2019 from $859.6 million in 2018. The increase in 2019 was due to growth in both the orthopedic and general surgery product lines, as described below. Buffalo Filter sales were $49.6 million during the year ended December 31, 2019.

•
Orthopedic surgery sales increased 3.7% in 2019 to $463.3 million from $446.7 million in 2018. The increase was driven by new product innovations in the procedure specific categories and strength in capital sales.

•
General surgery sales increased 19.1% in 2019 to $491.8 million from $412.9 million in 2018. The increase was driven by sales from the Buffalo Filter acquisition, as well as growth across the portfolio.

Cost of Sales

Cost of sales was $430.4 million in 2019 compared to $390.5 million in 2018.  Gross profit margins were 54.9% in 2019 and 54.6% in 2018.  The increase in gross profit margin of 0.3 percentage points in 2019 was driven by improved performance by our manufacturing plants offset by charges related to inventory adjustments associated with the Buffalo Filter Acquisition and manufacturing consolidation costs.

Selling and Administrative Expense

Selling and administrative expense was $400.1 million in 2019 compared to $355.6 million in 2018. Selling and administrative expense as a percentage of net sales was 41.9% in 2019 and 41.4% in 2018.

The 0.5 percentage point increase in selling and administrative expense as a percentage of net sales in 2019 as compared to the same period a year ago is primarily due to business acquisition costs of $13.1 million which included charges for investment banking fees, consulting fees, legal fees, severance and integration related costs as further described in Note 14, and the associated amortization of the intangible assets. Offsetting these increases is lower spending as a percentage of net sales as we continue to leverage our operating structure.

Research and Development Expense

Research and development expense was $45.5 million in 2019 and $42.2 million in 2018.  As a percentage of net sales, research and development expense was 4.8% in 2019 and 4.9% in 2018. 2019 expense increased from our continued efforts to increase new product development. 2018 expense included a net charge of $4.2 million associated with the impairment of an in-process research and development asset, net of the release of previously accrued contingent consideration, as further described in Note 13 and Note 14.

Other Expense

Other expense during the year ended December 31, 2019 was mainly related to costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019 as further described in Note 7. These costs include a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million. Also included in 2019 are non-service pension costs.

Interest Expense

Interest expense increased to $42.7 million in 2019 compared to $20.7 million in 2018.  Interest expense increased in 2019 due to the additional borrowings under the sixth amended and restated senior credit agreement and the issuance of $345.0 million in 2.625% convertible notes due in 2024, as further described in Note 7. The weighted average interest rates on our borrowings were 3.71% in 2019 decreasing from 4.35% in 2018.

Provision for Income Taxes

A provision for income taxes was recorded at an effective rate of 8.3% and 19.3% in 2019 and 2018, respectively, as compared to the federal statutory rate of 21.0%. The effective tax rate in 2019 is lower than that recorded in 2018 due primarily to stock compensation income tax benefits and the release of reserves following settlement with tax authorities, with a partially offsetting increase due to benefits taken in 2018 related to tax reform that did not recur in 2019. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 8.

Non-GAAP Financial Measures

Net sales on an "adjusted" basis is a non-GAAP measure that presents net sales in "constant currency" and in the 2018 to 2017 comparison adjusts for the adoption impact of ASC 606. The Company analyzes net sales on a constant currency basis to better measure the comparability of results between periods. To measure percentage sales growth in constant currency, the Company removes the impact of changes in foreign currency exchange rates that affect the comparability and trend of net sales. In addition, the Company adjusts for the adoption impact of ASC 606. For GAAP purposes, we applied the modified retrospective transition approach which requires certain costs previously included in selling and administrative expense and principally related to administrative fees paid to group purchasing organizations, to be recorded as a reduction of revenue for periods subsequent to January 1, 2018.  Amounts reported in prior years remain unchanged with these administrative fees included in selling and administrative expense.  To improve comparability between reporting periods, we assumed ASC 606 had been applied as of January 1, 2017 thereby reducing net sales by the administrative fees for both periods when calculating adjusted sales growth.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the sixth amended and restated senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures and common stock repurchases in the foreseeable future.

We had total cash on hand at December 31, 2019 of $25.9 million, of which approximately $20.2 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During 2019, we redeployed $12.5 million of cash from certain non-U.S. subsidiaries primarily for U.S. debt reduction which consisted primarily of earnings that were taxed in 2017 as part of the deemed repatriation toll charge implemented by Tax Reform. We may repatriate funds from certain foreign subsidiaries in the future. Refer to Note 8 for further details.

Operating Cash Flows

Our net working capital position was $209.3 million at December 31, 2019.  Net cash provided by operating activities was $95.1 million in 2019 and $74.7 million in 2018 generated on net income of $28.6 million in 2019 and $40.9 million in 2018.  Although there was a decline in net income in the period, this decline was driven by non-cash amortization associated with the intangible assets acquired with the Buffalo Filter Acquisition and amortization of the debt discount associated with the 2.625% convertible notes further described below. In addition, other significant changes in assets and liabilities affecting cash flows include the following:

•	An increase in cash flows from inventory is driven primarily by improved inventory management coupled with sales growth;

•	A decrease in cash flows from accounts payable is primarily due to timing of payments;

•	An increase in cash flows from other liabilities is primarily caused by a trial verdict payment during 2018 as further described in Note 14.

Investing Cash Flows

Net cash used in investing activities increased to $387.7 million in 2019 compared to $16.5 million in 2018 primarily due to the $365 million payment for the Buffalo Filter Acquisition in 2019. Capital expenditures were $20.1 million and $16.5 million in 2019 and 2018, respectively.

Financing Cash Flows

Financing activities in 2019 provided cash of $300.9 million compared to using cash of $72.3 million in 2018. Below is a summary of the significant financing activities:

•	During 2019, we received proceeds of $345.0 million related to the issuance of 2.625% convertible notes as further described below.

•
During 2019, we entered into a $265.0 million term loan in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in net proceeds of $110.7 million during the year ended December 31, 2019 compared to $13.1 million in payments in the prior year.

•	We had net repayments on our revolving line of credit of $92.0 million and $15.0 million in 2019 and 2018, respectively.

•	In 2019, we paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.

•	We paid $6.5 million and $21.3 million in 2019 and 2018, respectively, in contingent consideration related to a prior asset acquisition.

•	In 2019 and 2018, we paid debt issuance costs of $16.2 million and $0.9 million, respectively, related to the sixth amended and restated senior credit agreement and 2.625% convertible notes.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Interest rates are at LIBOR plus an interest rate margin of 1.750% (3.563% at December 31, 2019). For those borrowings where we elect to use the alternate base rate, the base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $255.1 million in borrowings outstanding on the term loan facility as of December 31, 2019. There were $220.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2019. Our available borrowings on the revolving credit facility at December 31, 2019 were $362.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

In connection with the offering of the Notes, we entered into convertible notes hedge transactions with a number of financial institutions (each, an “option counterparty”). The convertible notes hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of our common stock underlying the Notes. Concurrently with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock.

The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible notes hedge transactions, is greater than the strike price ($114.92) of the convertible notes hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants.

During 2019, we paid in full our mortgage notes in connection with the Largo, Florida property and facilities.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2019, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We did not purchase any shares of common stock under the share repurchase program during 2019.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2019.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$820,063	$13,250	$43,063	$763,750	$—
Purchase obligations	69,127	65,730	3,120	277	—
Lease obligations	28,344	7,646	11,824	7,394	1,480
Total contractual obligations	$917,534	$86,626	$58,007	$771,421	$1,480

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 7).  The above table also does not include unrecognized tax benefits of approximately $2.2 million, the timing and certainty of recognition for which is not known (See Note 8).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under two shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 9). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $11.8 million, $10.0 million and $8.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Matters

Our credit facility allows us to seek to sell products to certain customers in Iran in compliance with applicable laws and regulations and subject to certain terms and conditions, including pre-approval by us and our lenders of the identity of any distributor and prior review of each of the end-customers. We had sales to a third-party distributor in Iran during 2019 and expect there may be sales during the first quarter of 2020. We intend to limit sales into Iran to products that qualify as “medical supplies” within the meaning of the general license, or covered by specific licenses, provided by the Iranian Transactions and Sanctions Regulations set forth in the regulations promulgated by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury set forth at 31 C.F.R. § 560.530. We have implemented certain controls and processes designed to ensure that the ultimate end-users for the products are those permitted under the OFAC general license, and that the sales and transactions with the Iranian distributor otherwise comply with the requirements of the OFAC regulations. The expected revenues and net profits associated with sales to the Iranian distributor are not expected to be material to our results of operations.

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

New Accounting Pronouncements

See Note 17 for a discussion of new accounting pronouncements.

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

Foreign currency risk

Approximately 46% of our total 2019 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 33% of our total net sales in 2019.  The remaining 13% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2019, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $4.9 million.

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

Refer to Note 16 for further discussion.

Interest rate risk

At December 31, 2019, we had approximately $475.1 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2020 than they did in 2019, interest expense would increase, and income before income taxes would decrease by $4.8 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2020 than they did in 2019, our interest expense would decrease, and income before income taxes would increase by $4.8 million.

Item 8.  Financial Statements and Supplementary Data

Our 2019 Financial Statements are included in this Form 10-K beginning on page 39 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors”, “Delinquent Section 16(a) Reports", “Ethics Disclosure” and "Meetings of the Board of Directors and Committees, Leadership Structure and Risk Oversight” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation,” “Pay Ratio” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2020.

Information relating to shareholder approved compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,352,653	$55.97	4,058,708
Equity compensation plans not approved by security holders	—	—	—
Total	3,352,653	55.97	4,058,708

The number of securities included in column (a) above consists of outstanding stock options, share appreciation rights (“SARs”) and performance share units, however the weighted-average exercise price in column (b) is for stock options and SARs only.

During 2018, the Company granted employment inducement awards in conjunction with the hiring of the Executive Vice President & Chief Financial Officer. This included 48,000 stock options, that would be issued upon exercise, at an exercise price of $50.61 per share. These shares are not part of a shareholder approved plan and no shares remain available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Nominees for the Board of Directors” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 10, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	39

	Report of Independent Registered Public Accounting Firm	40

	Consolidated Balance Sheets at December 31, 2019 and 2018	42

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	43

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017	44

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	45

	Notes to Consolidated Financial Statements	47

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II) for the Years Ended December 31, 2019, 2018 and 2017	77

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
February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK E. TRYNISKI	Chair of the Board
Mark E. Tryniski	of Directors	February 24, 2020

/s/ CURT R. HARTMAN	President, Chief Executive
Curt R. Hartman	Officer and Director	February 24, 2020

/s/ TODD W. GARNER	Executive Vice President
Todd W. Garner	and Chief Financial Officer	February 24, 2020

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 24, 2020

/s/ DAVID BRONSON
David Bronson	Director	February 24, 2020

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 24, 2020

/s/ LAVERNE COUNCIL
Laverne Council	Director	February 24, 2020

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 24, 2020

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Director	February 24, 2020

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 24, 2020

/s/ BARBARA SCHWARZENTRAUB
Barbara Schwarzentraub	Director	February 24, 2020

/s/ JOHN L. WORKMAN
John L. Workman	Director	February 24, 2020

Exhibit Index

Exhibit No.		Description

3.1	-
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

4.1*	-	Description of Registrant’s Securities to be Registered

10.1+	-
Employment Agreement between the Company and Curt R. Hartman, dated November 9, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014).

10.2	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.3	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.4	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.6	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

10.7	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.8	-	CONMED Corporation Executive Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2015).

10.9	-	Amended and Restated 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 23, 2015).

10.10	-	Amended and Restated 2016 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 28, 2016).

10.11	-	2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on November 5, 2018).

10.12	-
Guarantee and Collateral Agreement, dated August 28, 2002, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.13	-
First Amendment to Guarantee and Collateral Agreement, dated June 30, 2003, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.14	-
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

10.16	-
Fourth Amendment to Guarantee and Collateral Agreement, dated as of January 4, 2016, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

10.17	-
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

10.18	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.19+	-
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

10.21+	-
Separation Agreement, by and between CONMED Corporation and Luke A. Pomilio, dated November 1, 2017. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.22+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.23	-	Stock Option Inducement Award (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on February 27, 2018).

10.24	-	Restricted Stock Unit Inducement Award (incorporated by reference to Exhibit 4.4 of the Registrants Form S-8 filed on February 27, 2018).

10.25	-
Securities Purchase Agreement, dated as of December 13, 2018, by and between CONMED Corporation and Filtration Group FGC LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2018).

10.26	-
Indenture, dated as of January 29, 2019, by and between CONMED Corporation and MUFG Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.27	-
Base Notes Hedge Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.28	-
Base Notes Hedge Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Bank of America, N.A (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.29	-
Base Notes Hedge Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.30	-
Base Notes Hedge Transaction Confirmation, dated as of January  24, 2019, between CONMED Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

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
Additional Notes Hedge Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Barclays Bank PLC (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.36	-
Additional Notes Hedge Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.37	-
Additional Notes Hedge Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.38	-
Additional Notes Hedge Transaction Confirmation, dated as of January  25, 2019, between CONMED Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.39	-
Additional Warrant Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Barclays Bank PLC (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.40	-
Additional Warrant Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.41	-
Additional Warrant Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.42	-
Additional Warrant Transaction Confirmation, dated as of January  25, 2019, between CONMED Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at http://www.conmed.com/en/about-us/investors/investor-relations

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Todd W. Garner. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	-	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

104*	-	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

	*	Filed herewith

	+	Management contract or compensatory plan or arrangement

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2019.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2019.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of acquired customer relationships intangible asset

As described in Note 2 to the consolidated financial statements, the Company recorded $124 million of a customer relationships intangible asset in conjunction with the Buffalo Filter acquisition on February 11, 2019. The assets acquired and liabilities assumed were recorded at their respective estimated fair values. Management applied significant judgment in estimating the fair value of the customer relationships intangible asset acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, customer attrition rates, the discount rate and projected cost of sales.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired customer relationships intangible asset is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the customer relationships intangible asset acquired due to the significant amount of judgment by management when developing the estimate, (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimate, including revenue growth rates, customer attrition rates, the discount rate and projected cost of sales, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s valuation of the customer relationships intangible asset and controls over the development of the assumptions related to revenue growth rates, customer attrition rates, the discount rate and projected cost of sales. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of the customer relationships intangible asset. Testing management’s process for estimating the fair value of the customer relationships intangible asset included evaluating the appropriateness of the valuation method and the reasonableness of significant assumptions, including revenue growth rates, customer attrition rates, the discount rate and projected cost of sales. Evaluating the reasonableness of revenue growth rates, customer attrition rates and projected cost of sales involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation method used in the valuation of the acquired customer relationships intangible asset and certain significant assumptions, including customer attrition rates and the discount rate.

 /s/ PricewaterhouseCoopers LLP
Rochester, New York
February 24, 2020

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands except share and per share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$25,856	$17,511
Accounts receivable, less allowance for doubtful
accounts of $2,786 in 2019 and $2,660 in 2018	189,097	181,550
Inventories	164,616	154,599
Prepaid expenses and other current assets	17,794	20,691
Total current assets	397,363	374,351
Property, plant and equipment, net	118,883	113,245
Deferred income taxes	5,659	5,162
Goodwill	618,042	400,440
Other intangible assets, net	532,800	413,193
Other assets	102,348	62,747
Total assets	$1,775,095	$1,369,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,596	$18,336
Accounts payable	55,968	53,498
Accrued compensation and benefits	53,690	42,924
Other current liabilities	64,833	46,186
Total current liabilities	188,087	160,944

Long-term debt	755,211	438,564
Deferred income taxes	74,488	81,061
Other long-term liabilities	46,842	26,299
Total liabilities	1,064,628	706,868

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2019 and 2018, respectively	313	313
Paid-in capital	379,324	341,738
Retained earnings	470,844	464,851
Accumulated other comprehensive loss	(59,277)	(55,737)
Less: Treasury stock, at cost;
2,876,729 and 3,167,422 shares in
2019 and 2018, respectively	(80,737)	(88,895)
Total shareholders' equity	710,467	662,270
Total liabilities and shareholders' equity	$1,775,095	$1,369,138
The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019, 2018 and 2017
(In thousands except per share amounts)

	2019	2018	2017

Net sales	$955,097	$859,634	$796,392

Cost of sales	430,382	390,524	365,351

Gross profit	524,715	469,110	431,041

Selling and administrative expense	400,141	355,617	351,799

Research and development expense	45,460	42,188	32,307

Operating expenses	445,601	397,805	384,106

Income from operations	79,114	71,305	46,935

Interest expense	42,701	20,652	18,203

Other expense	5,188	—	—

Income before income taxes	31,225	50,653	28,732

Provision (benefit) for income taxes	2,605	9,799	(26,755)

Net income	$28,620	$40,854	$55,487

Per share data:

Basic	$1.01	$1.45	$1.99
Diluted	$0.97	$1.41	$1.97

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	$25	$(8,369)	$13,879
Pension liability	35	(885)	1,023
Cash flow hedging gain (loss)	(4,736)	10,985	(8,051)
Other comprehensive income, before tax	23,944	42,585	62,338

Provision (benefit) for income taxes related to items in other comprehensive income	(1,136)	2,441	(2,597)
Comprehensive income	$25,080	$40,144	$64,935

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2016	31,299	$313	$329,276	$406,932	$(58,526)	$(97,419)	$580,576
Common stock issued under employee plans			(3,953)			3,736	(217)
Stock-based compensation			8,472				8,472
Dividends on common stock ($.80 per share)				(22,334)			(22,334)
Comprehensive income (loss):
Foreign currency translation adjustments					13,879
Pension liability, net					645
Cash flow hedging loss, net					(5,076)
Net income				55,487
Total comprehensive income							64,935
Balance at December 31, 2017	31,299	$313	$333,795	$440,085	$(49,078)	$(93,683)	$631,432
Common stock issued under employee plans			(2,094)			4,788	2,694
Stock-based compensation			10,037				10,037
Dividends on common stock ($.80 per share)				(22,477)			(22,477)
Comprehensive income (loss):
Foreign currency translation adjustments					(8,369)
Pension liability, net					(672)
Cash flow hedging gain, net					8,331
Net income				40,854
Total comprehensive income							40,144
Cumulative effect of change in accounting principle(1)				6,389	(5,949)		440
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(3,843)			8,158	4,315
Stock-based compensation			11,779				11,779
Dividends on common stock ($.80 per share)				(22,627)			(22,627)
Convertible notes discount, net			39,145				39,145
Convertible notes debt issuance costs			(1,233)				(1,233)
Convertible notes hedge, net			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					25
Pension liability, net					27
Cash flow hedging loss, net					(3,592)
Net income				28,620
Total comprehensive income							25,080
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467

(1)We recorded the cumulative impact of adopting ASU 2014-09, Revenue from Contracts with Customers, (and its amendments) and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) in 2018.

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$28,620	$40,854	$55,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,688	18,530	20,079
Amortization of debt discount	8,302	—	—
Amortization of deferred debt issuance costs	3,454	1,042	1,042
Amortization	53,635	42,231	37,427
Stock-based compensation	11,779	10,037	8,472
Impairment charges	312	4,212	—
Deferred income taxes	(6,310)	2,063	(40,021)
Loss on early extinguishment of debt	300	—	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	(13,943)	(17,460)	(13,631)
Inventories	(117)	(15,037)	(3,926)
Accounts payable	38	12,109	(286)
Income taxes	(1,867)	(2,193)	4,288
Accrued compensation and benefits	9,957	9,044	336
Other assets	(22,263)	(24,216)	(22,401)
Other liabilities	4,548	(6,515)	18,700
	66,513	33,847	10,079
Net cash provided by operating activities	95,133	74,701	65,566

Cash flows from investing activities:
Payments related to business and asset acquisitions, net of cash acquired	(367,596)	—	(16,212)
Purchases of property, plant and equipment	(20,066)	(16,507)	(12,842)
Net cash used in investing activities	(387,662)	(16,507)	(29,054)

Cash flows from financing activities:
Payments on term loan	(154,312)	(13,125)	(8,750)
Proceeds from term loan	265,000	—	—
Payments on revolving line of credit	(484,000)	(168,000)	(157,000)
Proceeds from revolving line of credit	392,000	153,000	155,000
Proceeds from convertible notes	345,000	—	—
Payments on mortgage notes	(836)	(1,574)	(1,452)
Payments related to contingent consideration	(6,466)	(21,323)	—
Payments related to debt issuance costs	(16,210)	(913)	—
Dividends paid on common stock	(22,600)	(22,443)	(22,307)
Purchases of convertible notes hedges	(51,198)	—	—
Proceeds from issuance of warrants	30,567	—	—
Other, net	3,936	2,113	(372)
Net cash provided by (used in) financing activities	300,881	(72,265)	(34,881)

Effect of exchange rate changes on cash and cash equivalents	(7)	(1,040)	3,563

Net increase (decrease) in cash and cash equivalents	8,345	(15,111)	5,194

Cash and cash equivalents at beginning of year	17,511	32,622	27,428

Cash and cash equivalents at end of year	$25,856	$17,511	$32,622

	2019	2018	2017

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$5,639	$8,360	$—
Dividends payable	5,684	5,626	5,592
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$27,274	$19,660	$16,157
Income taxes	10,576	11,048	8,869

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

Leases

The Company leases various manufacturing facilities, office facilities and equipment under operating and finance leases. We determine if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Certain of our leases include variable lease payments, mainly when a lease is tied to an index rate. These variable lease payments are recorded as expense in the period incurred and are not material.

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

Our leases have remaining lease terms of one year to eleven years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We only account for such extensions or early terminations when it is reasonably certain we will exercise such options. Refer to Note 5 for further detail on leases.

The Company places certain of our capital equipment with customers on a loaned basis and at no charge in exchange for commitments to purchase related single-use products over time periods generally ranging from one to three years. Placed equipment is loaned and subject to return if minimum single-use purchases are not met. The Company accounts for these placements as operating leases but applies a practical expedient and does not separate the non-lease and lease components from the combined component. Accordingly, the Company accounts for the combined component as a single performance obligation with revenue recognized upon shipment of the related single use-products. The cost of the equipment is amortized over its estimated useful life which is generally five years.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing during the fourth quarter of 2019. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value continues to exceed carrying value.

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

For all other indefinite-lived intangible assets, including unamortized trademarks and tradenames, we perform a qualitative impairment test. Based upon this assessment, we have determined that our indefinite-lived intangible assets are not impaired.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2019 and 2018 is $50.3 million and $50.4 million, respectively.
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

Deferred income taxes are not provided on the unremitted earnings of certain subsidiaries outside of the United States earned after December 31, 2017 as it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon a repatriation of assets from a subsidiary or the sale or liquidation of a subsidiary. Deferred income taxes are provided when the Company no longer considers subsidiary earnings to be permanently invested, such as in situations where the Company’s subsidiaries plan to make future dividend distributions.

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

•
Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $15.4 million, $14.0 million and $13.1 million for 2019, 2018 and 2017, respectively.

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

Please refer to Note 10 for further detail on revenue.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2019, 2018 and 2017, respectively:

	2019	2018	2017

Net income	$28,620	$40,854	$55,487

Basic-weighted average shares outstanding	28,325	28,118	27,939

Effect of dilutive potential securities	1,170	772	232

Diluted-weighted average shares outstanding	29,495	28,890	28,171

Net income (per share)
Basic	$1.01	$1.45	$1.99
Diluted	0.97	1.41	1.97

The shares used in the calculation of diluted EPS exclude options and stock appreciation rights ("SARs") to purchase shares where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.7 million, 0.7 million and 1.2 million at December 31, 2019, 2018 and 2017, respectively.  As more fully described in Note 7, our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The calculation of diluted EPS would include potential diluted shares upon conversion of the Notes when the average market price per share of our common stock for the period, is greater than the conversion price of the Notes of $88.80. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any. We have entered into convertible notes hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive. During the year ended December 31, 2019, our average share price has not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2016	$1,546	$(26,458)	$(33,614)	$(58,526)

Other comprehensive income (loss) before reclassifications, net of tax	(5,529)	(1,142)	13,879	7,208
Amounts reclassified from accumulated other comprehensive income before tax(a)	718	2,835	—	3,553
Income tax	(265)	(1,048)	—	(1,313)

Net current-period other comprehensive income (loss)	(5,076)	645	13,879	9,448

Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	7,639	(2,711)	(8,369)	(3,441)
Amounts reclassified from accumulated other comprehensive income before tax(a)	913	2,689	—	3,602
Income tax	(221)	(650)	—	(871)

Net current-period other comprehensive income (loss)	8,331	(672)	(8,369)	(710)

Cumulative effect of change in accounting principle(b)	(716)	(5,233)	—	(5,949)

Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	2,936	(2,158)	25	803
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(8,607)	2,881	—	(5,726)
Income tax	2,079	(696)	—	1,383

Net current-period other comprehensive income (loss)	(3,592)	27	25	(3,540)

Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 16 and Note 12, respectively, for further details.

(b) We recorded the cumulative impact of adopting ASU 2018-02 in 2018, which allows for the elimination of the stranded tax effects of Tax Reform through a reclassification between accumulated other comprehensive income (loss) and retained earnings.

Note 2 – Business Acquisitions

On February 11, 2019 we acquired Buffalo Filter, LLC and all of the issued and outstanding common stock of Palmerton Holdings, Inc. from Filtration Group FGC LLC (the "Buffalo Filter Acquisition") for approximately $365 million in cash. Buffalo Filter develops, manufactures and markets smoke evacuation technologies that are complementary to our general surgery offering. The business combination was funded through a combination of cash on hand and long-term borrowings as further described in Note 7.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the Buffalo Filter Acquisition.

Cash	$119
Accounts receivable	4,587
Inventory	4,582
Other current assets	146
Current assets	9,434
Property, plant & equipment	4,036
Deferred income taxes	80
Goodwill	215,793
Customer relationships	124,000
Developed technology	9,000
Trademarks & tradenames	7,000
Other non-current assets	166
Total assets acquired	$369,509

Current liabilities assumed	4,462
Total liabilities assumed	4,462
Net assets acquired	$365,047

The goodwill recorded as part of the acquisition primarily represents revenue synergies, as well as operating efficiencies and cost savings. The goodwill deductible for tax purposes is $215.8 million. The weighted amortization period for intangibles acquired is 16 years. Customer relationships were valued using the multi-period excess earnings model, and are being amortized over a weighted average life of 16 years. Developed technology and trademarks and tradenames were valued using the relief from royalty method, and are being amortized over a weighted average life of 10 and 20 years, respectively. Significant judgment was applied in estimating the fair value of the customer relationships intangible asset acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, customer attrition rates, the discount rate and projected cost of sales.

The unaudited pro forma information for the years ended December 31, 2019 and 2018, assuming the Buffalo Filter Acquisition occurred as of January 1, 2018 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter acquisition occurred on the dates indicated, or which may result in the future.

	2019	2018
Net sales	$960,115	$898,545
Net income	44,361	10,407

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

Acquisition related costs included in the determination of pro forma net income for the year ended December 31, 2018 included $1.3 million in cost of goods sold and $13.1 million in selling and administrative expense on the consolidated statement of comprehensive income. Such amounts are excluded from the determination of pro forma net income for the year ended December 31, 2019.

Net sales associated with Buffalo Filter of $49.6 million have been recorded in the consolidated statement of comprehensive income for the year ended December 31, 2019. It is impracticable to determine the earnings recorded in the consolidated statement of comprehensive income for the year ended December 31, 2019 as these amounts are not separately measured.

On December 4, 2019, we acquired, through a share purchase agreement, the operations of a distributor for total estimated consideration of approximately $13.9 million. The purchase price included $4.1 million of identifiable intangible assets and $1.7 million of goodwill. Pro forma results of operations for the acquisition have not been presented as they are not material to our results of operations, either individually or in aggregate, for the period ended December 31, 2019.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2019	2018
Raw materials	$51,103	$45,898
Work in process	15,142	15,000
Finished goods	98,371	93,701
	$164,616	$154,599

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2019	2018
Land	$4,686	$4,027
Building and improvements	95,632	92,470
Machinery and equipment	233,140	227,795
Construction in progress	13,318	8,043
	346,776	332,335
Less: Accumulated depreciation	(227,893)	(219,090)
	$118,883	$113,245

Internal-use software, included in gross machinery and equipment at December 31, 2019 and 2018 was $49.6 million and $47.8 million, respectively, with related accumulated depreciation of $38.7 million and $34.5 million, respectively. Internal use software depreciation expense was $4.8 million, $4.7 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 5 – Leases

Lease costs for the year ended December 31, consist of the following:

2019
Operating lease cost:
Straight-line lease cost	$7,780
Right-of-use asset impairment cost	312
Total operating lease cost	8,092
Finance lease cost:
Depreciation	238
Interest on lease liabilities	27
Total finance lease cost	265
Total lease cost	$8,357

Rent expense on operating leases was approximately $8.7 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively, in accordance with ASC 840. During 2018, we entered into capital lease obligations of $0.2 million, in connection with the purchase of equipment, in accordance with ASC 840.

Supplemental balance sheet information related to leases as of December 31, is as follows:

2019
Operating leases
Other assets (net of lease impairment of $1,001)	$23,099

Other current liabilities	$7,268
Other long-term liabilities	17,096
Total operating lease liabilities	$24,364

Finance leases
Property, plant and equipment, gross	$1,684
Accumulated depreciation	(479)
Property, plant and equipment, net	$1,205

Current portion of long-term debt	$346
Long-term debt	490
Total finance lease liabilities	$836

Weighted average remaining lease term (in years)
Operating leases	4.43 years
Finance leases	3.61 years

Weighted average discount rate
Operating leases	4.84%
Finance leases	4.70%

Supplemental cash flow information related to leases for the year ended December 31, was as follows:

2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,459
Financing cash flows from finance leases	380

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,800
Finance leases	563

Maturities of lease liabilities as of December 31, 2019 are as follows:

	Finance Lease	Operating Lease

2020	$378	$7,268
2021	178	6,131
2022	230	5,285
2023	112	4,177
2024	—	3,105
Thereafter	—	1,480
Total lease payments	898	27,446

Less imputed interest	(62)	(3,082)

Total lease liabilities	$836	$24,364

As of December 31, 2019, we have entered into approximately $0.3 million of operating leases that have not yet commenced. As of December 31, 2019, we have entered into no additional finance leases that have not yet commenced. Maturities of lease liabilities under ASC 840 are consistent with the above disclosure.

Note 6 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2019	2018
Balance as of January 1,	$400,440	$401,954

Goodwill resulting from business combinations	217,482	—

Foreign currency translation	120	(1,514)

Balance as of December 31,	$618,042	$400,440

During 2019, the Company acquired Buffalo Filter as further described in Note 2. Goodwill resulting from the acquisition amounted to $215.8 million and acquired intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $140.0 million. Total accumulated goodwill impairment losses aggregated

$107.0 million at December 31, 2019 and 2018, respectively. During 2019, the Company acquired a distributor as further described in Note 2 resulting in goodwill of $1.7 million and identifiable intangible assets of $4.1 million.

Other intangible assets consist of the following:

	December 31, 2019			December 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:

Customer and distributor relationships	24	$342,568	$(115,311)	$214,577	$(97,131)

Sales representation, marketing and promotional rights	25	149,376	(48,000)	149,376	(42,000)

Patents and other intangible assets	15	70,646	(46,456)	61,473	(44,242)

Developed technology	16	106,604	(13,171)	91,965	(7,369)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

	22	$755,738	$(222,938)	$603,935	$(190,742)

Amortization expense related to intangible assets which are subject to amortization totaled $32.3 million, $23.2 million and $21.3 million for the years ending December 31, 2019, 2018 and 2017, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. Included in developed technology is $6.5 million and $21.3 million of earn-out consideration that was paid during 2019 and 2018, respectively, and an additional accrual of $7.5 million that is considered probable as of December 31, 2019 associated with a prior asset acquisition. The accrual is recorded in other current liabilities at December 31, 2019.

The estimated amortization expense related to intangible assets at December 31, 2019 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2020	$28,059	$6,000	$34,059
2021	27,268	6,000	33,268
2022	26,122	6,000	32,122
2023	25,329	6,000	31,329
2024	24,526	6,000	30,526

Note 7 — Long Term Debt

Long-term debt consists of the following at December 31:

	2019	2018
Revolving line of credit	$220,000	$312,000
Term loan, net of deferred debt issuance costs of $1,528 and $311 in 2019 and 2018, respectively	253,535	144,064
2.625% convertible notes, net of deferred debt issuance costs of $7,252 and unamortized discount of $43,312 in 2019	294,436	—
Financing leases	836	—
Mortgage notes	—	836
Total debt	768,807	456,900
Less: Current portion	13,596	18,336
Total long-term debt	$755,211	$438,564

On February 7, 2019, we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Interest rates are at LIBOR plus an interest rate margin of 1.750% (3.563% at December 31, 2019). For those borrowings where we elect to use the alternate base rate, the base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $255.1 million in borrowings outstanding on the term loan facility as of December 31, 2019. There were $220.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2019. Our available borrowings on the revolving credit facility at December 31, 2019 were $362.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2019. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the year ended December 31, 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $8.3 million at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For the year ended December 31, 2019, we have recorded interest expense on the Notes of $8.4 million at the contractual coupon rate of 2.625%.

In connection with the offering of the Notes, we entered into convertible notes hedge transactions with a number of financial institutions (each, an “option counterparty”). The convertible notes hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of our common stock underlying the Notes. Concurrently with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock.

The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible notes hedge transactions, is greater than the strike price ($114.92) of the convertible notes hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants.

During 2019, we paid in full our mortgage notes in connection with the Largo, Florida property and facilities.

The scheduled maturities of long-term debt outstanding at December 31, 2019 are as follows:

2020	$13,250
2021	18,219
2022	24,844
2023	418,750
2024	345,000
Thereafter	—

Note 8 — Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	2019	2018	2017
Current tax expense:
Federal	$96	$(1,077)	$1,744
State	444	777	2,101
Foreign	8,375	8,036	9,421
	8,915	7,736	13,266
Deferred income tax expense (benefit):
Federal	(3,970)	4,478	(44,456)
State	(938)	62	(1,036)
Foreign	(1,402)	(2,477)	5,471
	(6,310)	2,063	(40,021)

Provision (benefit) for income taxes	$2,605	$9,799	$(26,755)

A reconciliation between income taxes computed at the statutory federal rate and the provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 follows:

	2019	2018	2017
Tax provision at statutory rate based on income before income taxes	21.0%	21.0%	35.0%

Stock-based compensation	(15.4)	(1.6)	(2.1)

Settlement of taxing authority examinations	(7.7)	(0.7)	(2.1)

Federal research credit	(4.0)	(2.8)	(2.8)

Tax treaty protocols	(2.9)	—	—

US tax on worldwide earnings at different rates	7.9	2.9	—

Foreign income taxes	6.4	3.6	(5.3)

Non deductible/non-taxable items	2.8	(1.4)	(1.0)

State income taxes, net of federal tax benefit	0.3	1.6	2.8

International tax reform	—	(3.6)	—

US tax reform	—	1.8	(111.0)

Consolidated group restructuring	—	—	(7.4)

Other, net	(0.1)	(1.5)	0.8

	8.3%	19.3%	(93.1)%

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

The Company has elected to account for Global Intangible Low Tax Income ("GILTI") using the period cost method. The net impact of GILTI including the allowable GILTI deduction is presented in the rate reconciliation as a component of “US tax on worldwide earnings at different rates” and is offset in part by the Foreign Derived Intangible Income deduction (“FDII”).

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Assets:
Inventory	$4,085	$4,096
Net operating losses	3,679	7,358
Capitalized research and development	6,201	7,214
Deferred compensation	2,102	2,085
Accounts receivable	2,556	2,296
Compensation and benefits	6,049	5,434
Accrued pension	3,710	3,205
Research and development credit	10,321	8,585
Interest limitation	5,702	—
Convertible notes hedge	9,004	—
Lease liabilities	5,688	—
Other	4,336	2,235
Less: valuation allowances	(1,732)	(1,159)
	61,701	41,349

Liabilities:
Goodwill and intangible assets	102,015	100,108
Depreciation	301	1,345
State taxes	11,161	12,212
Unremitted foreign earnings	2,619	3,583
Convertible notes debt discount	9,096	—
Lease right-of-use assets	5,338	—
	130,530	117,248

Net liability	$(68,829)	$(75,899)

Income before income taxes consists of the following U.S. and foreign income:

	2019	2018	2017
U.S. income	$5,332	$24,320	$1,492
Foreign income	25,893	26,333	27,240
Total income	$31,225	$50,653	$28,732

As of December 31, 2019, the amount of federal net operating loss carryforward was $9.3 million and begins to expire in 2027. As of December 31, 2019, the amount of federal research credit carryforward available was $10.3 million.  These credits begin to expire in 2027.

We have accrued tax liabilities related to the amount of unremitted earnings at December 31, 2017 and certain subsequent unremitted earnings as these are not considered permanently reinvested.  Deferred taxes have not been accrued on unremitted earnings subsequent to December 31, 2017 that are considered permanently reinvested. The amount of such untaxed foreign earnings for the periods occurring after December 2017 totaled $33.9 million. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts. The Company has estimated foreign withholding taxes of $1.0 million would be due if these earnings were repatriated.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2017.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2019	2018	2017
Balance as of January 1,	$3,073	$2,943	$1,839

Increases (decreases) for positions taken in prior periods	—	(250)	(246)

Increases for positions taken in current periods	1,650	1,017	1,957

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(2,404)	(370)	(607)

Decreases in unrecorded tax positions related to lapse of statute of limitations	(149)	(267)	—

Balance as of December 31,	$2,170	$3,073	$2,943

If the total unrecognized tax benefits of $2.2 million at December 31, 2019 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2017, 2018 and 2019 related to these unrecognized tax benefits was not material and is included in the provision (benefit) for income taxes in the consolidated statements of comprehensive income.

Note 9 – Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The total dividend per share was $0.80 for each of 2019, 2018 and 2017. The fourth quarter dividend for 2019 was paid on January 7, 2020 to shareholders of record as of December 13, 2019. The total dividend payable was $5.7 million and $5.6 million at December 31, 2019 and 2018, respectively, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2019 and 2018, no preferred stock had been issued.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2019, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2019, 2018, and 2017 we did not repurchase any shares.

We have reserved 7.3 million shares of common stock for issuance to employees and directors under two shareholder approved share-based compensation plans (the "Plans") of which approximately 4.1 million shares remain available for grant at December 31, 2019.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a 4 to 5 year period from date of grant.  Stock options and SARs expire 10 years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $11.8 million, $10.0 million and $8.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.  These amounts are included in selling and administrative expense. Tax related benefits of $2.8 million, $2.3 million and $2.0 million were also recognized for the years ended December 31, 2019, 2018 and 2017, respectively.  Cash received from the exercise of stock options was $7.7 million, $3.5 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Grant date fair value of stock options and SARs	$20.59	$14.78	$10.07
Expected stock price volatility	26.59%	25.69%	27.63%
Risk-free interest rate	2.58%	2.62%	2.11%
Expected annual dividend yield	1.08%	1.34%	1.87%
Expected life of options & SARs (years)	5.6	5.7	5.8

The following table illustrates the stock option and SAR activity for the year ended December 31, 2019:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2018	2,851	$47.67

Granted	860	$78.78
Forfeited	(106)	$58.50
Exercised	(352)	$43.75

Outstanding at December 31, 2019	3,253	$55.97
Exercisable at December 31, 2019	1,036	$46.05
Stock options & SARs expected to vest	2,217	$60.61

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2019 was 7.5 years and 6.3 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2019 was $181.7 million and $68.2 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2019, 2018 and 2017 was $17.0 million, $4.2 million and $2.7 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2019:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2018	187	$43.46

Granted	38	$78.64
Vested	(55)	$51.43
Forfeited	(1)	$43.68

Outstanding at December 31, 2019	169	$48.94

The weighted average fair value of awards of RSUs granted in the years ended December 31, 2019, 2018 and 2017 was $78.64, $61.76 and $48.32, respectively.

The total fair value of RSUs and PSUs vested was $2.8 million, $3.0 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $28.7 million of total unrecognized compensation cost related to nonvested stock options, SARs, RSUs and PSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.4 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2019, we issued approximately 18,104 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 10 — Revenues

The following tables present revenue disaggregated by product line and timing of revenue recognition for the years ended December 31, 2019, 2018 and 2017:

	2019
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$426,893	$489,313	$916,206
Services transferred over time	36,429	2,462	38,891
Total sales from contracts with customers	$463,322	$491,775	$955,097

	2018
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$413,630	$411,391	$825,021
Services transferred over time	33,098	1,515	34,613
Total sales from contracts with customers	$446,728	$412,906	$859,634

	2017
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$396,147	$366,672	$762,819
Services transferred over time	32,797	776	33,573
Total sales from contracts with customers	$428,944	$367,448	$796,392

Revenue disaggregated by primary geographic market where the products are sold is included in Note 11.

Contract liability balances related to the sale of extended warranties to customers are as follows:

	December 31, 2019	December 31, 2018

Contract Liability	$14,276	$11,043

Revenue recognized during years ended December 31, 2019, 2018 and 2017 from amounts included in contract liabilities at the beginning of the period were $6.8 million, $5.0 million and $3.9 million, respectively. There were no material contract assets as of December 31, 2019 and December 31, 2018.

Note 11 — Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures including 2DHD and 3DHD vision technologies and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales and primary geographic market where the products are sold, are as follows for the years ended December 31, 2019, 2018 and 2017:

	2019
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$179,419	$337,246	$516,665
Americas (excluding the United States)	64,269	31,004	95,273
Europe, Middle East & Africa	118,301	64,248	182,549
Asia Pacific	101,333	59,277	160,610
Total sales from contracts with customers	$463,322	$491,775	$955,097

	2018
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$172,462	$276,186	$448,648
Americas (excluding the United States)	66,519	31,009	97,528
Europe, Middle East & Africa	112,998	53,565	166,563
Asia Pacific	94,749	52,146	146,895
Total sales from contracts with customers	$446,728	$412,906	$859,634

	2017
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$167,602	$243,439	$411,041
Americas (excluding the United States)	60,439	30,730	91,169
Europe, Middle East & Africa	106,921	48,928	155,849
Asia Pacific	93,982	44,351	138,333
Total sales from contracts with customers	$428,944	$367,448	$796,392

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2019 and 2018.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2019, 2018 and 2017.

Note 12 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $9.1 million, $8.3 million and $7.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2019	2018
Accumulated benefit obligation	$92,052	$80,776

Change in benefit obligation
Projected benefit obligation at beginning of year	$80,776	$87,765
Service cost	1,010	675
Interest cost	3,130	2,806
Actuarial gain (loss)	10,561	(7,430)
Benefits paid	(2,299)	(2,104)
Settlements	(1,126)	(936)
Projected benefit obligation at end of year	$92,052	$80,776

Change in plan assets
Fair value of plan assets at beginning of year	$66,307	$74,932
Actual gain (loss) on plan assets	12,439	(5,585)
Benefits paid	(2,299)	(2,104)
Settlements	(1,126)	(936)
Fair value of plan assets at end of year	$75,321	$66,307

Funded status	$(16,731)	$(14,469)

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2019	2018
Other long-term liabilities	$(16,731)	$(14,469)
Accumulated other comprehensive loss	(41,787)	(41,822)

Accumulated other comprehensive loss for the years ended December 31, 2019 and 2018 consists of net actuarial losses not yet recognized in net periodic pension cost (before income taxes).

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2019	2018
Discount rate	3.33%	4.37%

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2019 and 2018 are as follows:

	2019	2018
Current year actuarial loss	$(2,846)	$(3,574)
Amortization of actuarial loss	2,881	2,689
Total recognized in other comprehensive loss	$35	$(885)

The estimated portion of net actuarial loss in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2020 is $2.8 million.

Net periodic pension cost for the years ended December 31, consists of the following:

	2019	2018	2017
Service cost	$1,010	$675	$603
Interest cost on projected benefit obligation	3,130	2,806	2,773
Expected return on plan assets	(4,725)	(5,418)	(5,300)
Amortization of loss	2,881	2,689	2,835
Net periodic pension cost	$2,296	$752	$911

Non-service cost of $1.3 million is included in other expense in the consolidated statement of comprehensive income for the year ended 2019.

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2019	2018	2017
Discount rate on benefit obligation	4.37%	3.69%	4.28%
Effective rate for interest on benefit obligation	4.01%	3.28%	3.49%
Expected return on plan assets	7.50%	7.50%	8.00%

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

The allocation of pension plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2019	2018	2020
Equity securities	74%	71%	75%
Debt securities	26%	29%	25%
Total	100%	100%	100%

As of December 31, 2019, the pension plan held 27,562 shares of our common stock, which had a fair value of $3.1 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 16. Following is a description of the valuation methodologies used for our pension assets. There have been no changes in the methodologies used at December 31, 2019 and 2018:

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

The following table sets forth the value of the pension plan's assets as of December 31, 2019 and December 31, 2018:

	2019	2018
Investments measured at fair value:
Level 1
Common Stock	$8,307	$6,362
Fixed Income Securities	18,609	17,640
Total Investments measured at fair value	26,916	24,002

Investments measured at NAV:
Money Market Fund	789	1,385
Mutual Funds	47,616	40,920
Total Investments measured at NAV	48,405	42,305

Total Investments	$75,321	$66,307

We do not expect to make any contributions to our pension plan for 2020.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2019 and reflect the impact of expected future employee service.

2020	$6,489
2021	5,290
2022	5,815
2023	5,637
2024	5,245
2025-2029	26,725

Note 13 — Legal Matters and Contingencies

From time to time, the Company may receive an information request or subpoena from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the United States Food and Drug Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests or subpoenas may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. Likewise, if we receive reports of alleged misconduct from employees and third parties, we investigate as appropriate.

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments at that time. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier. We previously recorded a charge to write off assets and released a previously accrued contingent consideration liability as described in Note 14. A non-jury trial is now scheduled to take place in July 2020. We expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court, although there can be no assurance that we will prevail in the litigation.

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

Note 14 — Acquisition and Other Expense

Acquisition and other expense for the year ended December 31, consists of the following:

	2019	2018	2017
Business acquisition costs	$1,335	$—	$—
Manufacturing consolidation costs	2,858	—	2,903
Acquisition and other expense included in cost of sales	$4,193	$—	$2,903

Business acquisition costs	$13,066	$2,372	$2,336
Restructuring costs	—	—	1,347
Legal matters	—	—	17,480
Acquisition and other expense included in selling and administrative expense	$13,066	$2,372	$21,163

Impairment charges included in research and development expense	$—	$4,212	$—

Debt refinancing costs included in other expense	$3,904	$—	$—

During 2019, we incurred $1.3 million in costs for inventory adjustments and other costs associated with the acquisition of Buffalo Filter as further described in Note 2. These costs were charged to cost of sales.

During 2019, we incurred $2.9 million in severance and other costs related to the consolidation of certain manufacturing operations. These costs were charged to cost of sales.

During 2017, we incurred $2.9 million in costs associated with consolidation of certain manufacturing operations. These costs were charged to cost of sales and included severance, inventory and other charges.

During 2019 and 2018, we incurred $13.1 million and $1.3 million, respectively, in costs associated with the February 11, 2019 acquisition of Buffalo Filter as further described in Note 2 that were included in selling and administrative expense. These costs include investment banking fees, consulting fees, legal fees, severance and integration related costs.

During 2018 and 2017 we incurred $1.1 million and $2.3 million respectively, in costs associated with a prior acquisition and were also included in selling and administrative expense. The 2018 cost consists of a charge to selling and administrative expense associated with a vacant lease related to the acquisition. The 2017 costs include the expensing of unvested options acquired and integration related costs.

During 2017, we consolidated certain selling and administrative functions and incurred $1.3 million in related costs consisting principally of severance charges.

During 2017, we incurred $12.2 million in costs associated with a litigation verdict whereby SurgiQuest, Inc. was found liable for $2.2 million in compensatory damages with an additional $10.0 million in punitive damages.  These costs were paid on July 10, 2018. In addition, during the years ended December 31, 2017, we incurred $5.3 million in costs associated with this litigation and other legal matters. These costs were charged to selling and administrative expense.

During 2018, we recorded a net charge of $4.2 million to research and development expense mainly associated with the impairment of an in-process research and development asset, net of the release of previously accrued contingent consideration in other current and long-term liabilities, as further described in Note 13.

During 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement as further described in Note 7.

Note 15 — Guarantees

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

Changes in the carrying amount of service and product standard warranties for the year ended December 31, are as follows:

	2019	2018	2017
Balance as of January 1,	$1,585	$1,750	$1,954

Provision for warranties	1,699	1,099	1,034
Claims made	(1,098)	(1,264)	(1,238)

Balance as of December 31,	$2,186	$1,585	$1,750

Costs associated with extended warranty repairs are recorded as incurred and amounted to $5.3 million, $4.9 million and $4.6 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Note 16 – Fair Value Measurement

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	December 31, 2019	December 31, 2018
Forward exchange contracts	Cash flow hedge	$156,818	$155,313
Forward exchange contracts	Non-designated	33,867	39,631

The remaining time to maturity as of December 31, 2019 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated statements of comprehensive income and our consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCI			Consolidated Statements of Comprehensive Income				Amount of Gain (Loss) Reclassified from AOCI
	Years Ended				Total Amount of Line Item Presented			Years Ended
Derivative Instrument	2019	2018	2017	Location of amount reclassified	2019	2018	2017	2019	2018	2017

Foreign exchange contracts	$3,871	$10,073	$(7,290)	Net Sales	$955,097	$859,634	$796,392	$7,969	$(1,278)	$(573)
				Cost of Sales	430,382	390,524	365,351	638	365	(145)
Pre-tax gain (loss)	$3,871	$10,073	$(7,290)					$8,607	$(913)	$(718)
Tax expense (benefit)	935	2,434	(1,761)					2,079	(221)	(265)
Net gain (loss)	$2,936	$7,639	$(5,529)					$6,528	$(692)	$(453)

At December 31, 2019, $0.7 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges offset by gains and losses on our intercompany receivables on our consolidated statements of comprehensive income were:

		Years Ended
Derivative Instrument	Location on Consolidated Statements of Comprehensive Income	2019	2018	2017

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(573)	$69	$(1,577)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(653)	$(804)	$1,058

Balance sheet presentation

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2019 and 2018:

December 31, 2019	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	$2,307	$(1,341)	$966
Foreign exchange contracts	Other long-term liabilities	38	(353)	(315)
		$2,345	$(1,694)	$651

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	22	(159)	(137)

Total derivatives		$2,367	$(1,853)	$514

December 31, 2018	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	$5,817	$(431)	$5,386

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	19	(217)	(198)

Total derivatives		$5,836	$(648)	$5,188

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 17 - New Accounting Pronouncements

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

The Company adopted the new standard on January 1, 2019, and applied the modified retrospective approach along with the package of transition practical expedients. The Company has lease agreements with lease and non-lease components, which we account for separately. For certain equipment leases, we apply a portfolio approach to efficiently account for the operating lease ROU assets and lease liabilities. We also elected the short-term lease exemption and do not recognize leases with terms less than one year on the balance sheet. The related short-term lease expense is not material. On January 1, 2019, we recorded initial right-of-use assets and lease liabilities, that were previously unrecorded under prior GAAP, of $17.9 million. Operating lease ROU assets are included in other assets and lease liabilities are included in other current liabilities and other long-term liabilities. Our accounting for finance leases, which were capital leases under prior GAAP, remained substantially unchanged. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in our consolidated balance sheets. This update did not have a material impact on our net income, earnings per share or cash flows. Refer to Note 5 for further detail on leases.

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

Recently Issued Accounting Standards, Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with subsequent amendments issued in 2019. This ASU requires instruments measured at amortized cost, including accounts receivable, to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. This ASU is effective for fiscal years beginning after December 31, 2019 and early adoption is permissible during any interim period after December 31, 2018. The Company adopted the new standard on January 1, 2020. We assessed the impact of adopting this ASU and the impact of the current expected credit loss model on trade receivables. We do not expect this update to have a material impact on our net income, earnings per share or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We do not expect this update to have a material impact on disclosures on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which results in the removal of certain exceptions to the general principles of ASC 740 and simplifies other aspects of the accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

Note 18 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2019 and 2018 are as follows:

	Three Months Ended
	March(1)	June(2)	September(3)	December(4)
2019
Net sales	$218,378	$238,263	$233,590	$264,865
Gross profit	121,438	131,190	130,111	141,975
Net income	1,021	5,695	6,970	14,933
EPS:
Basic	$.04	$.20	$.25	$.53
Diluted	.04	.19	.23	.49

	Three Months Ended
	March	June	September(5)	December(6)
2018
Net sales	$202,064	$212,820	$202,307	$242,444
Gross profit	109,557	116,271	110,627	132,655
Net income	10,657	8,719	5,825	15,653
EPS:
Basic	$.38	$.31	$.21	$.56
Diluted	.37	.30	.20	.54

Items Included In Selected Quarterly Financial Data:

(1)	The first quarter of 2019 includes pre-tax business acquisition costs of $7.9 million and debt refinancing costs of $3.9 million.

(2)	The second quarter of 2019 includes pre-tax business acquisition costs of $3.0 million.

(3)
The third quarter of 2019 includes pre-tax business acquisition costs of $1.7 million and manufacturing consolidation costs of $1.4 million. In the third quarter of 2019, our average share price exceeded the conversion price of our 2.625% convertible notes due in 2024 (the "Notes") and we included 0.2 million shares assumed to be issued if the Notes were converted in our diluted share count for the computation of diluted earnings per share.

(4)
The fourth quarter of 2019 includes pre-tax business acquisition costs of $1.9 million and manufacturing consolidation costs of $1.4 million. In the fourth quarter of 2019, our average share price exceeded the conversion price of our 2.625% convertible notes due in 2024 (the "Notes") and we included 0.6 million shares assumed to be issued if the Notes were converted in our diluted share count for the computation of diluted earnings per share.

(5)	The third quarter of 2018 includes pre-tax business acquisition costs of $1.1 million and in-process research and development impairment charges of $4.2 million.

(6)	The fourth quarter of 2018 includes pre-tax business acquisition costs of $1.3 million.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses
				Balance at End of Period
Description			Deductions
2019
Allowance for bad debts	$2,660	$852	$(726)	$2,786
Sales returns and
allowance	3,246	518	(97)	3,667
Deferred tax asset
valuation allowance	1,159	573	—	1,732

2018
Allowance for bad debts	$2,137	$1,485	$(962)	$2,660
Sales returns and
allowance	2,219	1,050	(23)	3,246
Deferred tax asset
valuation allowance	570	589	—	1,159

2017
Allowance for bad debts	$2,031	$1,031	$(925)	$2,137
Sales returns and
allowance	1,817	424	(22)	2,219
Deferred tax asset
valuation allowance	441	129	—	570

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.