Form 10-Q
period 2020-03-31
CONMED CORP
filed 2020-04-30
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2020	001-39218

CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

New York			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

525 French Road	Utica,	New York	13502
(Address of principal executive offices)			(Zip Code)

(315) 797-8375
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE

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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 27, 2020 is 28,528,214 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$214,010	$218,378

Cost of sales	94,851	96,940

Gross profit	119,159	121,438

Selling and administrative expense	95,867	99,226

Research and development expense	10,120	10,575

Operating expenses	105,987	109,801

Income from operations	13,172	11,637

Interest expense	9,592	9,369

Other expense	89	4,225

Income (loss) before income taxes	3,491	(1,957)

Benefit from income taxes	(2,436)	(2,978)

Net income	$5,927	$1,021

Comprehensive income (loss)	$(1,121)	$1,096

Per share data:

Net income
Basic	$0.21	$0.04
Diluted	0.20	0.04

Weighted average common shares
Basic	28,478	28,173
Diluted	29,707	29,034

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,309	$25,856
Accounts receivable, net	166,504	189,097
Inventories	174,538	164,616
Prepaid expenses and other current assets	27,816	17,794
Total current assets	393,167	397,363
Property, plant and equipment, net	114,234	118,883
Goodwill	615,682	618,042
Other intangible assets, net	525,022	532,800
Other assets	102,867	108,007
Total assets	$1,750,972	$1,775,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,571	$13,596
Accounts payable	57,379	55,968
Accrued compensation and benefits	34,827	53,690
Other current liabilities	54,227	64,833
Total current liabilities	160,004	188,087

Long-term debt	772,630	755,211
Deferred income taxes	72,327	74,488
Other long-term liabilities	44,376	46,842
Total liabilities	1,049,337	1,064,628

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $ .01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $ .01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2020 and 2019, respectively	313	313
Paid-in capital	374,620	379,324
Retained earnings	471,068	470,844
Accumulated other comprehensive loss	(66,325)	(59,277)
Less: 2,780,667 and 2,876,729 shares of common stock in treasury, at cost in 2020 and 2019, respectively	(78,041)	(80,737)
Total shareholders’ equity	701,635	710,467
Total liabilities and shareholders’ equity	$1,750,972	$1,775,095

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(7,736)			2,696	(5,040)
Stock-based compensation			3,032				3,032
Dividends on common stock ($0.20 per share)				(5,703)			(5,703)
Comprehensive income (loss):
Foreign currency translation adjustments					(9,988)
Pension liability, net					535
Cash flow hedging gain, net					2,405
Net income				5,927
Total comprehensive loss							(1,121)
Balance at March 31, 2020	31,299	$313	$374,620	$471,068	$(66,325)	$(78,041)	$701,635

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(769)			2,517	1,748
Stock-based compensation			2,703				2,703
Dividends on common stock ($0.20 per share)				(5,643)			(5,643)
Convertible notes discount, net			39,145				39,145
Convertible notes hedge, net			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					(578)
Pension liability, net					547
Cash flow hedging gain, net					106
Net income				1,021
Total comprehensive income							1,096
Balance at March 31, 2019	31,299	$313	$374,555	$460,229	$(55,662)	$(86,378)	$693,057

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,927	$1,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,646	4,442
Amortization of debt discount	2,264	1,510
Amortization of deferred debt issuance costs	819	697
Amortization	13,776	12,208
Stock-based compensation	3,032	2,703
Deferred income taxes	(2,742)	(4,699)
Loss on early extinguishment of debt	—	300
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	19,057	13,733
Inventories	(12,313)	(11,971)
Accounts payable	1,705	(1,776)
Accrued compensation and benefits	(18,397)	(13,695)
Other assets	(7,260)	(10,047)
Other liabilities	(6,793)	1,654
	(2,206)	(4,941)
Net cash provided by (used in) operating activities	3,721	(3,920)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,825)	(4,022)
Payments related to business and asset acquisitions, net of cash acquired	(3,852)	(364,928)
Net cash used in investing activities	(6,677)	(368,950)

Cash flows from financing activities:
Payments on term loan	(3,313)	(144,375)
Proceeds from term loan	—	265,000
Payments on revolving line of credit	(41,000)	(342,000)
Proceeds from revolving line of credit	59,000	299,000
Proceeds from convertible notes	—	345,000
Payments related to contingent consideration	(1,133)	(2,859)
Payments related to debt issuance costs	—	(16,210)
Dividends paid on common stock	(5,683)	(5,626)
Purchases of convertible notes hedges	—	(51,198)
Proceeds from issuance of warrants	—	30,567
Other, net	(5,132)	1,655
Net cash provided by financing activities	2,739	378,954

Effect of exchange rate changes on cash and cash equivalents	(1,330)	(188)

Net increase (decrease) in cash and cash equivalents	(1,547)	5,896

Cash and cash equivalents at beginning of period	25,856	17,511

Cash and cash equivalents at end of period	$24,309	$23,407

Non-cash investing and financing activities:
Dividends payable	$5,703	$5,643

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

Use of Estimates

Preparation of the consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 30, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - Business Acquisition

On February 11, 2019 we acquired Buffalo Filter, LLC and all of the issued and outstanding common stock of Palmerton Holdings, Inc. from Filtration Group FGC LLC (the "Buffalo Filter Acquisition") for approximately $365 million in cash. Buffalo Filter develops, manufactures and markets smoke evacuation technologies that are complementary to our general surgery offering. The business combination was funded through a combination of cash on hand and long-term borrowings.

The unaudited pro forma information for the three months ended March 31, 2019, assuming the Buffalo Filter Acquisition occurred as of January 1, 2018 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter Acquisition occurred on the dates indicated, or which may result in the future.

Three Months Ended March 31,
2019
Net sales	$223,397
Net income	8,745

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

Acquisition related costs excluded from the determination of pro forma net income for the three months ended March 31, 2019 included $0.7 million in cost of goods sold and $7.2 million in selling and administrative expense on the consolidated condensed statement of comprehensive income.

Net sales associated with Buffalo Filter of $6.1 million have been recorded in the consolidated condensed statement of comprehensive income for the three months ended March 31, 2019. It is impracticable to determine the earnings recorded in the consolidated condensed statement of comprehensive income for the three months ended March 31, 2019 as these amounts are not separately measured.

In conjunction with the December 2019 acquisition of a distributor, we paid $3.3 million during the three months ended March 31, 2020.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$37,039	$81,808	$118,847	$45,256	$71,770	$117,026
Americas (excluding the United States)	15,802	7,979	23,781	15,042	7,462	22,504
Europe, Middle East & Africa	25,907	16,615	42,522	30,402	15,930	46,332
Asia Pacific	20,535	8,325	28,860	22,737	9,779	32,516
Total sales from contracts with customers	$99,283	$114,727	$214,010	$113,437	$104,941	$218,378

Timing of Revenue Recognition
Goods transferred at a point in time	$90,553	$113,901	$204,454	$104,739	$104,425	$209,164
Services transferred over time	8,730	826	9,556	8,698	516	9,214
Total sales from contracts with customers	$99,283	$114,727	$214,010	$113,437	$104,941	$218,378

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2020	December 31, 2019

Contract liability	$14,550	$14,276

Revenue recognized during the three months ended March 31, 2020 and March 31, 2019 from amounts included in contract liabilities at the beginning of the period were $3.0 million and $2.3 million, respectively. There were no material contract assets as of March 31, 2020 and December 31, 2019.

Note 5 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2020	2019
Net income	$5,927	$1,021

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $170 and $173 for the three months ended March 31, 2020 and 2019, respectively)	535	547
Cash flow hedging gain, net of income tax (income tax expense of $766 and $34 for the three months ended March 31, 2020 and 2019, respectively)	2,405	106
Foreign currency translation adjustment	(9,988)	(578)

Comprehensive income (loss)	$(1,121)	$1,096

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	3,257	—	(9,988)	(6,731)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,124)	705	—	(419)
Income tax	272	(170)	—	102

Net current-period other comprehensive income (loss)	2,405	535	(9,988)	(7,048)

Balance, March 31, 2020	$2,898	$(31,156)	$(38,067)	$(66,325)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	1,318	—	(578)	740
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,598)	720	—	(878)
Income tax	386	(173)	—	213

Net current-period other comprehensive income (loss)	106	547	(578)	75

Balance, March 31, 2019	$4,191	$(31,171)	$(28,682)	$(55,662)
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

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables designated in foreign currencies.  These forward contracts settle each month at month-end, at which time we enter into new forward contracts.  We have not designated these forward contracts as hedges and have not applied hedge accounting to them.

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2020	December 31, 2019
Forward exchange contracts	Cash flow hedge	$156,229	$156,818
Forward exchange contracts	Non-designated	37,819	33,867

The remaining time to maturity as of March 31, 2020 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2020	2019	Location of amount reclassified	2020	2019	2020	2019

Foreign exchange contracts	$4,295	$1,738	Net Sales	$214,010	$218,378	$1,201	$1,497
			Cost of Sales	94,851	96,940	(77)	101
Pre-tax gain	$4,295	$1,738				$1,124	$1,598
Tax expense	1,038	420				272	386
Net gain	$3,257	$1,318				$852	$1,212

At March 31, 2020, $2.7 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net losses from derivative instruments not accounted for as hedges and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2020	2019

Net loss on currency forward contracts	Selling and administrative expense	$(245)	$(181)
Net loss on currency transaction exposures	Selling and administrative expense	$(191)	$(229)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2020 and December 31, 2019:

March 31, 2020	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$5,329	$(1,790)	$3,539
Foreign exchange contracts	Other long-term assets	1,190	(907)	283
		$6,519	$(2,697)	$3,822

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	25	(255)	(230)

Total derivatives		$6,544	$(2,952)	$3,592

December 31, 2019	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$2,307	$(1,341)	$966
Foreign exchange contracts	Other long-term liabilities	38	(353)	(315)
		$2,345	$(1,694)	$651

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	22	(159)	(137)

Total derivatives		$2,367	$(1,853)	$514

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2020 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$54,003	$51,103
Work-in-process	15,062	15,142
Finished goods	105,473	98,371
Total	$174,538	$164,616

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net income	$5,927	$1,021

Basic – weighted average shares outstanding	28,478	28,173

Effect of dilutive potential securities	1,229	861

Diluted – weighted average shares outstanding	29,707	29,034

Net income (per share)
Basic	$0.21	$0.04
Diluted	0.20	0.04

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.1 million for the three months ended March 31, 2020 and 0.3 million for the three months ended March 31, 2019. Our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The calculation of diluted EPS would include potential diluted shares upon conversion of the Notes when the average market price per share of our common stock for the period, is greater than the conversion price of the Notes of $88.80. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any. We have entered into convertible notes hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive.

During the three months ended March 31, 2020, our average share price exceeded the conversion price of the Notes and we included 0.1 million shares assumed to be issued if the Notes were converted in our diluted share count. During the three months ended March 31, 2019, our average share price had not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

Note 9 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2020 are as follows:

Balance as of December 31, 2019	$618,042

Goodwill adjustment resulting from business acquisition	(1,009)

Foreign currency translation	(1,351)

Balance as of March 31, 2020	$615,682

Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the three months ended March 31, 2020, the Company recorded a measurement period adjustment related to a prior business combination.

Other intangible assets consist of the following:

	March 31, 2020			December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:

Customer and distributor relationships	24	$342,359	$(120,072)	$342,568	$(115,311)

Sales representation, marketing and promotional rights	25	149,376	(49,500)	149,376	(48,000)

Patents and other intangible assets	15	71,582	(47,066)	70,646	(46,456)

Developed technology	16	106,604	(14,805)	106,604	(13,171)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

	22	$756,465	$(231,443)	$755,738	$(222,938)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.5 million and $7.4 million in the three months ended March 31, 2020 and 2019, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income. Included in developed technology is $6.4 million of earn-out consideration that is considered probable as of March 31, 2020 associated with a prior asset acquisition. This is recorded in other current liabilities at March 31, 2020.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2020 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2020	$21,055	$4,500	$25,555
2021	27,453	6,000	33,453
2022	26,299	6,000	32,299
2023	25,443	6,000	31,443
2024	24,705	6,000	30,705
2025	24,957	6,000	30,957

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Revolving line of credit	$238,000	$220,000
Term loan, net of deferred debt issuance costs of $1,428 and $1,528 in 2020 and 2019, respectively	250,322	253,535
2.625% convertible notes, net of deferred debt issuance costs of $6,807 and $7,252 in 2020 and 2019, respectively, and unamortized discount of $41,048 and $43,312 in 2020 and 2019, respectively	297,145	294,436
Financing leases	734	836
Total debt	786,201	768,807
Less: Current portion	13,571	13,596
Total long-term debt	$772,630	$755,211

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Interest rates were at LIBOR plus an interest rate margin of 1.50% (2.50% at March 31, 2020). For those borrowings where we elected to use the alternate base rate, the initial base rate was the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $251.8 million in borrowings outstanding on the term loan facility as of March 31, 2020. There were $238.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2020. Our available borrowings on the revolving credit facility at March 31, 2020 were $344.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our normal leverage ratios for up to four quarters as a result of the potential impact from the COVID-19 pandemic (as further described in Note 17). Under the terms of the amendment, there are certain minimum liquidity and fixed charge coverage ratio requirements. Interest rates are also adjusted so that the applicable margin for base rate loans is 2.50% per annum and for Eurocurrency rate loans is 3.50% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three months ended March 31, 2020 and 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.3 million and $1.5 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For the three months ended March 31, 2020 and 2019, we have recorded interest expense on the Notes of $2.3 million and $1.6 million, respectively, at the contractual coupon rate of 2.625%.

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

The scheduled maturities of long-term debt outstanding at March 31, 2020 are as follows:

Remaining 2020	$9,937
2021	18,219
2022	24,844
2023	436,750
2024	345,000

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

Changes in the carrying amount of service and product standard warranties for the three months ended March 31, are as follows:

	2020	2019
Balance as of January 1,	$2,186	$1,585

Provision for warranties	355	486
Claims made	(363)	(343)

Balance as of March 31,	$2,178	$1,728

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

Note 12 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2020	2019
Service cost	$179	$253

Interest cost on projected benefit obligation	639	782

Expected return on plan assets	(1,255)	(1,181)

Net amortization and deferral	705	720

Net periodic pension cost	$268	$574

We do not expect to make any pension contributions during 2020. Non-service cost of $0.1 million and $0.3 million are included in other expense in the consolidated condensed statements of comprehensive income for the three months ended March 31, 2020 and 2019, respectively.

Note 13 – Acquisition and Other Expense

Acquisition and other expense consists of the following:

	Three Months Ended March 31,
	2020	2019

Manufacturing consolidation costs	$1,785	$—
Acquisition and integration costs	805	660
Acquisition and other expense included in cost of sales	$2,590	$660

Acquisition and integration costs included in selling and administrative expense	$754	$7,245

Debt refinancing costs included in other expense	$—	$3,904

During the three months ended March 31, 2020, we incurred $1.8 million in costs related to the consolidation of certain manufacturing operations which were charged to cost of sales. These costs related to winding down operations at certain locations and moving production lines to other facilities.

In conjunction with the consolidation of our manufacturing operations, our Buffalo, New York facility is currently held for sale and classified in prepaid expenses and other current assets in the consolidated condensed balance sheet. The net book value of this facility at March 31, 2020 was $3.0 million.

During the three months ended March 31, 2020 and 2019, we incurred costs for inventory adjustments and other costs of $0.8 million related to a previous acquisition and $0.7 million associated with the acquisition of Buffalo Filter as further described in Note 3, respectively. These costs were charged to cost of sales.

During the three months ended March 31, 2020, we incurred $0.8 million in severance and integration costs mainly related to the Buffalo Filter acquisition. During the three months ended March 31, 2019, we incurred $7.2 million in investment banking fees, consulting fees, legal fees and integration related costs associated with the February 11, 2019 acquisition of Buffalo Filter as further described in Note 3. These costs were included in selling and administrative expense.

During the three months ended March 31, 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement.

Note 14 — Business Segment
We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures including 2DHD and 3DHD vision technologies and fees related to the sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended March 31,
	2020	2019
Orthopedic surgery	$99,283	$113,437
General surgery	114,727	104,941
Consolidated net sales	$214,010	$218,378

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments at that time. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier. We previously recorded a charge to write off assets and released a previously accrued contingent consideration liability. A non-jury trial is now scheduled to take place in December 2020. We expect to defend the claims asserted by the sellers of EndoDynamix in the Delaware Court, although there can be no assurance that we will prevail in the litigation.

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

Note 16 – New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with subsequent amendments issued in 2019. This ASU requires instruments measured at amortized cost, including accounts receivable, to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. This ASU is effective for fiscal years beginning after December 31, 2019 and the Company adopted the new standard on January 1, 2020. We adopted this ASU by applying historical loss rates to our accounts receivable aging schedule to estimate expected credit losses. We further adjusted expected credit losses for specifically identified and forecasted credit losses. This update did not have a material impact on our net income, earnings per share or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We adopted this update as of January 1, 2020 and it did not have a material impact on our net income, earnings per share or cash flows.

Recently Issued Accounting Standards, Not Yet Adopted

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2020. The Company has not adopted the ASU as of March 31, 2020 and will continue to assess the impact of this guidance on our consolidation financial statements.

Note 17 - COVID-19

We experienced lower sales for the three months ended March 31, 2020 as a result of the emergence of the COVID-19 virus, which was first identified in Wuhan, China in December 2019 and then spread throughout Asia before emerging in the United States, Europe and elsewhere. Our sales were negatively impacted first in the Asia Pacific geography and later in the United States, Europe and elsewhere as lockdown measures were implemented and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection with COVID-19. We believe the deferral of non-urgent procedures has had a greater impact on our Orthopedic product lines compared to General Surgery as a result of the nature of the products and the procedures in which they are used.

In compliance with various governmental lockdown orders, beginning in March we restricted access to our main facilities to only essential personnel required to be onsite (primarily manufacturing and distribution) with substantially all other personnel working remotely. As a medical device manufacturer, we were designated as an “essential business” by the relevant authorities in New York, Florida, Georgia and Mexico and have maintained production or distribution at our facilities in these locations.

We expect to continue to experience materially lower sales for as long as the lockdown and deferral of surgeries continues, which we anticipate will materially impact the results of operations for the quarter ended June 30, 2020. As a result, on April 17, 2020 we amended our sixth amended and restated senior credit agreement to suspend our normal leverage ratios (the "Existing Covenants") for up to four quarters. Under the terms of the amendment, we will have certain minimum liquidity and fixed charge coverage ratio requirements. We were in full compliance with our Existing Covenants as of March 31, 2020. We are forecasting that sales and earnings will be sufficient to remain in compliance with the liquidity and fixed charge coverage ratio requirements under the terms of the amendment and we will have sufficient availability under our revolving credit facility to meet our liquidity needs. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Additionally, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 to provide economic relief in the early wake of the COVID-19 pandemic.  The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws.  Income tax relief includes temporary favorable changes to net operating loss and interest expense annual deduction limitations.  These provisions are not expected to result in any material impact to our financial results.

Note 18 – Subsequent Events

On April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our normal leverage ratios for up to four quarters as a result of the potential impact from the COVID-19 pandemic. Under the terms of the amendment, there are certain minimum liquidity and fixed charge coverage ratio requirements. Refer to Note 10 for further details.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2019 and the following, among others:

•	general economic and business conditions;

•	compliance with and changes in regulatory requirements;

•
COVID-19 global pandemic poses significant risks to our business, financial condition and results of operations, which may be heightened if the pandemic, and various government responses to it, continue for an extended period of time;

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2019 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

	Three Months Ended March 31,
	2020	2019
Orthopedic surgery	46%	52%
General surgery	54%	48%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 83% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 44% and 46% during the three months ended March 31, 2020 and 2019, respectively.

Business Environment

Our business has been significantly impacted by the emergence of the COVID-19 virus, with the Company experiencing significant sales declines in the three months ended March 31, 2020, first in the Asia Pacific geography and later in the United States, Europe and elsewhere as lockdown measures were implemented and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection.  In compliance with various governmental lockdown orders, beginning in March we restricted access to our main facilities to only essential personnel required to be onsite while maintaining production and distribution.  We expect to continue to experience materially lower sales for as long as the lockdown and deferral of surgeries continues, which we anticipate will last at least through June 30, 2020.   See additional discussion in Note 10 and Note 17 to the consolidated condensed financial statements, as well as in Liquidity and Capital Resources below.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2019 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•	goodwill and intangible assets.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	44.3	44.4
Gross profit	55.7	55.6
Selling and administrative expense	44.8	45.4
Research and development expense	4.7	4.8
Income from operations	6.2	5.3
Interest expense	4.5	4.3
Other expense	—	1.9
Income (loss) before income taxes	1.6	(0.9)
Benefit from income taxes	(1.1)	(1.4)
Net income	2.8%	0.5%
Net Sales

The following table presents net sales by product line for the three months ended March 31, 2020 and 2019:

	Three Months Ended
			% Change
	2020	2019	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$99.3	$113.4	-12.5%	1.8%	-10.7%
General surgery	114.7	105.0	9.3%	0.7%	10.0%
Net sales	$214.0	$218.4	-2.0%	1.3%	-0.7%

Single-use products	$177.7	$172.4	3.1%	1.4%	4.5%
Capital products	36.3	46.0	-21.1%	1.0%	-20.1%
Net sales	$214.0	$218.4	-2.0%	1.3%	-0.7%

Net sales decreased 2.0% in the three months ended March 31, 2020 compared to the same period a year ago due to a decrease in the orthopedic product line which was partially offset by growth in the general surgery product line, as described below.

•
Orthopedic surgery sales decreased 12.5% in the three months ended March 31, 2020 primarily driven by deferral of non-urgent surgeries as a result of the COVID-19 pandemic. A significant portion of this decline was driven by a reduction in capital equipment purchases as customers deferred these purchases.

•
General surgery sales increased 9.3% in the three months ended March 31, 2020. Approximately 590 basis points of this growth was from the Buffalo Filter acquisition. In addition to growth in Buffalo Filter products, we also had sales growth in other general surgery product offerings.

Cost of Sales

Cost of sales decreased to $94.9 million in the three months ended March 31, 2020 as compared to $96.9 million in the three months ended March 31, 2019. Gross profit margins increased 10 basis points to 55.7% in the three months ended March 31, 2020 as compared to 55.6% in the three months ended March 31, 2019. The increase in gross profit margins of 10 basis points in the three months ended March 31, 2020 was driven by favorable product mix mainly due to lower capital sales offset by $1.8 million in charges related to manufacturing consolidation costs as further described in Note 13.

Selling and Administrative Expense

Selling and administrative expense decreased to $95.9 million in the three months ended March 31, 2020 as compared to $99.2 million in the three months ended March 31, 2019. Selling and administrative expense as a percentage of net sales decreased to 44.8% in the three months ended March 31, 2020 compared to 45.4% in the three months ended March 31, 2019.

The 60 basis points decrease in selling and administrative expense during the three months ended March 31, 2020 is primarily due to the prior year including $7.2 million in charges for investment banking fees, consulting fees, legal fees and integration related costs related to the Buffalo Filter acquisition as compared to $0.8 million in the three months ended March 31, 2020 as further described in Note 13. The offsetting increase as a percentage of sales is a result of lower sales in 2020.

Research and Development Expense

Research and development expense decreased to $10.1 million in the three months ended March 31, 2020 as compared to $10.6 million in the three months ended March 31, 2019. As a percentage of net sales, research and development expense decreased 10 basis points to 4.7% in the three months ended March 31, 2020 as compared to 4.8% in the three months ended March 31, 2019. The decrease is primarily due to timing of our research projects.

Other Expense

Other expense in the three months ended March 31, 2020 related to non-service pension costs as further described in Note 12.

Other expense in the three months ended March 31, 2019 was mainly related to non-service pension costs and costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019. These costs include a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $9.6 million in the three months ended March 31, 2020 from $9.4 million in the three months ended March 31, 2019 due to the first quarter of 2020 containing additional days for which the additional borrowings under the sixth amended and restated senior credit agreement and the issuance of $345.0 million in 2.625% convertible notes due in 2024 were outstanding. These financing agreements were finalized during the three months ended March 31, 2019. The weighted average interest rates on our borrowings decreased to 3.12% in the three months ended March 31, 2020 as compared to 3.97% in the three months ended March 31, 2019.

Benefit from Income Taxes

Income tax benefit has been recorded at an effective tax rate of (69.8)% for the three months ended March 31, 2020 compared to income tax benefit recorded at an effective tax rate of 152.2% for the three months ended March 31, 2019. The lower effective rate for the three months ended March 31, 2020, as compared to the same period in the prior year, was primarily the result of recording discrete income tax benefits associated with stock options and settlements with tax authorities which decreased the effective rate by 79.9% for the three months ended March 31, 2020 as compared to an increase of 120.7% for discrete items during the three months ended March 31, 2019. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under Note 8 to the consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the sixth amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the sixth amended and restated senior credit agreement, and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

As a result of the COVID-19 pandemic, we expect to continue to experience materially lower sales for as long as the lockdown and deferral of surgeries continues, which we anticipate will last at least through June 30, 2020. As a result of the decrease in sales, we expect to incur a net loss for the three months ended June 30, 2020. As a result, on April 17, 2020 we amended our senior credit agreement to suspend our normal leverage ratios (the "Existing Covenants") for up to four quarters. Under the terms of the amendment, we will have certain minimum liquidity and fixed charge coverage ratio requirements. We were in full compliance with our Existing Covenants as of March 31, 2020. We are forecasting that sales and earnings will be sufficient to remain in compliance with the liquidity and fixed charge coverage ratio requirements under the terms of the amendment. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our revolving credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Operating cash flows

Our net working capital position was $233.2 million at March 31, 2020.  Net cash provided by operating activities was $3.7 million and net cash used in operating activities was $3.9 million in the three months ended March 31, 2020 and 2019, respectively, generated on net income of $5.9 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by operating activities was mainly driven by an increase in net income in 2020.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2020 decreased $362.3 million from the same period a year ago mainly due to the $364.9 million payment for the Buffalo Filter Acquisition in 2019. Capital expenditures were $2.8 million and $4.0 million in the three months ended March 31, 2020 and 2019.

Financing cash flows

Net cash provided by financing activities in the three months ended March 31, 2020 was $2.7 million compared to $379.0 million during 2019. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2020 compared to 2019:

•	We received proceeds of $345.0 million during the three months ended March 31, 2019 related to the issuance of 2.625% convertible notes as further described below.

•
We entered into a $265.0 million term loan during the three months ended March 31, 2019 in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in net proceeds of $120.6 million during the three months ended March 31, 2019 compared to $3.3 million in payments in the current year.

•	We had net proceeds on our revolving line of credit of $18.0 million compared to $43.0 million in payments during the three months ended March 31, 2019.

•
During the three months ended March 31, 2019, we paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.

•	During the three months ended March 31, 2019, we paid $16.2 million in debt issuance costs associated with the 2.625% convertible notes and the sixth amended and restated senior credit agreement.

•
We paid $1.1 million in contingent consideration related to prior asset acquisitions during the three months ended March 31, 2020 as compared to $2.9 million during the three months ended March 31, 2019.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the $345.0 million in 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. Interest rates were at LIBOR plus an interest rate margin of 1.50% (2.50% at March 31, 2020). For those borrowings where we elected to use the alternate base rate, the base rate was the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Eurocurrency Rate plus 1.00%, plus, in each case, an interest rate margin.

There were $251.8 million in borrowings outstanding on the term loan facility as of March 31, 2020. There were $238.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2020. Our available borrowings on the revolving credit facility at March 31, 2020 were $344.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

As noted above, on April 17, 2020 we amended our sixth amended and restated senior credit agreement to suspend our normal leverage ratios for up to four quarters. Under the terms of the amendment, there are certain minimum liquidity and fixed charge coverage ratio requirements.  Interest rates are also adjusted so that the applicable margin for base rate loans is 2.50% per annum and for Eurocurrency rate loans is 3.50% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment.

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

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2020, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2020. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2020.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K under Part I, Item 1A for the year ended December 31, 2019. There have been no material changes in the risk factors described in our Annual Report on Form 10-K under Part I, Item 1A for the year ended December 31, 2019, except for the risk factor below.

The COVID-19 global pandemic may pose significant risks to our business if the pandemic, and various government responses to it, continue for an extended period of time.

The public health actions being undertaken to reduce the spread of the virus are and may continue to create significant disruptions with respect to the demand for non-urgent surgeries, hospital and ambulatory surgery center operating volumes, and potentially to our ability to adequately rely on our supply chain.

As of the date of this report:

1.	Our field-based sales representatives are generally restricted from traveling, both in the interests of their health as well as at the request of our customers;

2.	Our office-based employees have been working remotely, and

3.	Our manufacturing facilities and warehouses are operating with precautions including, increased hygiene and cleaning within facilities, social distancing and monitoring of temperatures.

As such, the COVID-19 pandemic has directly and indirectly adversely impacted the Company’s business, financial condition and operating results. The extent to which this will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time, including:

•	the duration and scope of the COVID-19 pandemic;

•
governmental, business and individual actions that have been, and continue to be, taken in response to the COVID-19 pandemic, including business and travel restrictions, “stay-at-home” and “shelter-in-place” directives, quarantines, and slowdowns, suspensions or delays of commercial activity;

•
the effect of the COVID-19 pandemic on our partners and customers, including their ability to conduct surgeries, to continue to purchase our products, to pay for the products purchased from us and/or to collect reimbursement;

•	the effect of the COVID-19 pandemic and the governmental response on the budgets of our partners and customers;

•
our ability during the COVID-19 pandemic to continue operations and/or adjust our production schedules, as a result of current and anticipated weakened demand and/or production delays, if any, from our suppliers;

•	significant reductions or volatility in demand for surgeries or for our products;

•	the effect of the COVID-19 pandemic on our supply chain’s reliability and costs;

•
costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees;

•	potential future restructuring, impairment and other charges;

•	the impact of the COVID-19 pandemic on the financial and credit markets and economic activity generally;

•	our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;

•
our ability to comply with the financial covenants in our debt agreements if a material economic downturn as a result of the COVID-19 pandemic results in substantially increased indebtedness and/or lower earnings; and

•	the exacerbation of negative impacts resulting from the occurrence of a global or national recession, depression or other sustained adverse market event as a result of the COVID-19 pandemic.

We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K for the 2019 fiscal year. These risks may be heightened by the COVID-19 pandemic and could materially and adversely affect our business. The risks and uncertainties presented in this report and in our annual report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	First Amendment, dated as of March 13, 2020, to the Sixth Amended and Restated Credit Agreement, dated as of February 7, 2019.

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
April 30, 2020