Form 10-Q
period 2020-06-30
CONMED CORP
filed 2020-07-30
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2020	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

525 French Road	Utica,	New York	13502
(Address of principal executive offices)			(Zip Code)
(315) 797-8375
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 27, 2020 is 28,571,386 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$157,785	$238,263	$371,796	$456,641

Cost of sales	85,856	107,073	180,707	204,013

Gross profit	71,929	131,190	191,089	252,628

Selling and administrative expense	84,475	100,726	180,343	199,952

Research and development expense	8,700	11,806	18,820	22,381

Operating expenses	93,175	112,532	199,163	222,333

Income (loss) from operations	(21,246)	18,658	(8,074)	30,295

Interest expense	11,401	11,839	20,993	21,208

Other expense	89	321	178	4,546

Income (loss) before income taxes	(32,736)	6,498	(29,245)	4,541

Provision (benefit) for income taxes	(5,336)	803	(7,772)	(2,175)

Net income (loss)	$(27,400)	$5,695	$(21,473)	$6,716

Comprehensive income (loss)	$(24,713)	$5,751	$(25,834)	$6,847

Per share data:

Net income (loss)
Basic	$(0.96)	$0.20	$(0.75)	$0.24
Diluted	(0.96)	0.19	(0.75)	0.23

Weighted average common shares
Basic	28,542	28,276	28,506	28,228
Diluted	28,542	29,337	28,506	29,197
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$34,983	$25,856
Accounts receivable, net	143,412	189,097
Inventories	175,715	164,616
Prepaid expenses and other current assets	24,603	17,794
Total current assets	378,713	397,363
Property, plant and equipment, net	113,164	118,883
Goodwill	616,685	618,042
Other intangible assets, net	517,187	532,800
Other assets	98,159	108,007
Total assets	$1,723,908	$1,775,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,193	$13,596
Accounts payable	39,831	55,968
Accrued compensation and benefits	36,822	53,690
Other current liabilities	58,766	64,833
Total current liabilities	150,612	188,087

Long-term debt	790,425	755,211
Deferred income taxes	64,935	74,488
Other long-term liabilities	43,038	46,842
Total liabilities	1,049,010	1,064,628

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2020 and 2019, respectively	313	313
Paid-in capital	377,025	379,324
Retained earnings	437,956	470,844
Accumulated other comprehensive loss	(63,638)	(59,277)
Less: 2,734,967 and 2,876,729 shares of common stock in treasury, at cost in 2020 and 2019, respectively	(76,758)	(80,737)
Total shareholders’ equity	674,898	710,467
Total liabilities and shareholders’ equity	$1,723,908	$1,775,095
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(7,736)			2,696	(5,040)
Stock-based compensation			3,032				3,032
Dividends on common stock ($0.20 per share)				(5,703)			(5,703)
Comprehensive income (loss):
Foreign currency translation adjustments					(9,988)
Pension liability, net					535
Cash flow hedging gain, net					2,405
Net income				5,927
Total comprehensive loss							(1,121)
Balance at March 31, 2020	31,299	$313	$374,620	$471,068	$(66,325)	$(78,041)	$701,635
Common stock issued under employee plans			(1,150)			1,283	133
Stock-based compensation			3,555				3,555
Dividends on common stock ($0.20 per share)				(5,712)			(5,712)
Comprehensive income (loss):
Foreign currency translation adjustments					4,581
Pension liability, net					535
Cash flow hedging loss, net					(2,429)
Net loss				(27,400)
Total comprehensive loss							(24,713)
Balance at June 30, 2020	31,299	$313	$377,025	$437,956	$(63,638)	$(76,758)	$674,898

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(769)			2,517	1,748
Stock-based compensation			2,703				2,703
Dividends on common stock ($0.20 per share)				(5,643)			(5,643)
Convertible notes discount, net			39,145				39,145
Convertible notes hedge, net			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					(578)
Pension liability, net					547
Cash flow hedging gain, net					106
Net income				1,021
Total comprehensive income							1,096
Balance at March 31, 2019	31,299	$313	$374,555	$460,229	$(55,662)	$(86,378)	$693,057
Common stock issued under employee plans			(1,144)			1,894	750
Stock-based compensation			3,108				3,108
Dividends on common stock ($0.20 per share)				(5,657)			(5,657)
Comprehensive income (loss):
Foreign currency translation adjustments					1,108
Pension liability, net					546
Cash flow hedging loss, net					(1,598)
Net income				5,695
Total comprehensive income							5,751
Balance at June 30, 2019	31,299	$313	$376,519	$460,267	$(55,606)	$(84,484)	$697,009

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(21,473)	$6,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,234	8,967
Amortization of debt discount	4,810	3,774
Amortization of deferred debt issuance costs	1,686	1,616
Amortization	27,392	25,460
Stock-based compensation	6,587	5,811
Deferred income taxes	(9,490)	(6,254)
Loss on early extinguishment of debt	—	300
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	43,732	6,935
Inventories	(13,029)	(13,809)
Accounts payable	(15,703)	(5,078)
Accrued compensation and benefits	(16,646)	(6,979)
Other assets	(3,634)	(13,939)
Other liabilities	(4,206)	4,137
	30,733	10,941
Net cash provided by operating activities	9,260	17,657

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,577)	(9,006)
Payments related to business and asset acquisitions, net of cash acquired	(3,852)	(364,928)
Net cash used in investing activities	(10,429)	(373,934)

Cash flows from financing activities:
Payments on term loan	(6,625)	(147,688)
Proceeds from term loan	—	265,000
Payments on revolving line of credit	(70,000)	(393,000)
Proceeds from revolving line of credit	108,000	343,000
Proceeds from convertible notes	—	345,000
Payments related to contingent consideration	(2,071)	(4,405)
Payments related to debt issuance costs	(2,057)	(16,210)
Dividends paid on common stock	(11,387)	(11,269)
Purchases of convertible notes hedges	—	(51,198)
Proceeds from issuance of warrants	—	30,567
Other, net	(5,090)	1,482
Net cash provided by financing activities	10,770	361,279

Effect of exchange rate changes on cash and cash equivalents	(474)	36

Net increase in cash and cash equivalents	9,127	5,038

Cash and cash equivalents at beginning of period	25,856	17,511

Cash and cash equivalents at end of period	$34,983	$22,549

Non-cash investing and financing activities:
Dividends payable	$5,712	$5,657
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 30, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The unaudited pro forma information for the three and six months ended June 30, 2019, assuming the Buffalo Filter Acquisition occurred as of January 1, 2018 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter Acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net sales	$238,263	$461,660
Net income	8,625	17,370

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

Acquisition related costs excluded from the determination of pro forma net income for the three months ended June 30, 2019 were $0.5 million in cost of goods sold and $2.5 million in selling and administrative expense and for the six months ended June 30, 2019 were $1.2 million in cost of goods sold and $9.7 million in selling and administrative expense on the consolidated condensed statements of comprehensive income.

Net sales associated with Buffalo Filter of $13.5 million and $19.5 million have been recorded in the consolidated condensed statements of comprehensive income for the three and six months ended June 30, 2019, respectively. It is impracticable to determine the earnings recorded in the consolidated condensed statements of comprehensive income for the three and six months ended June 30, 2019 as these amounts are not separately measured.

In conjunction with the December 2019 acquisition of a distributor, we paid $3.8 million during the six months ended June 30, 2020.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$21,387	$66,038	$87,425	$43,335	$85,601	$128,936
Americas (excluding the United States)	5,582	4,637	10,219	15,781	7,823	23,604
Europe, Middle East & Africa	13,715	16,146	29,861	31,099	15,763	46,862
Asia Pacific	19,799	10,481	30,280	25,542	13,319	38,861
Total sales from contracts with customers	$60,483	$97,302	$157,785	$115,757	$122,506	$238,263

Timing of Revenue Recognition
Goods transferred at a point in time	$53,670	$96,422	$150,092	$106,772	$121,927	$228,699
Services transferred over time	6,813	880	7,693	8,985	579	9,564
Total sales from contracts with customers	$60,483	$97,302	$157,785	$115,757	$122,506	$238,263

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$58,426	$147,847	$206,273	$88,590	$157,371	$245,961
Americas (excluding the United States)	21,385	12,617	34,002	30,823	15,286	46,109
Europe, Middle East & Africa	39,622	32,761	72,383	61,505	31,688	93,193
Asia Pacific	40,333	18,805	59,138	48,276	23,102	71,378
Total sales from contracts with customers	$159,766	$212,030	$371,796	$229,194	$227,447	$456,641

Timing of Revenue Recognition
Goods transferred at a point in time	$144,222	$210,324	$354,546	$211,511	$226,351	$437,862
Services transferred over time	15,544	1,706	17,250	17,683	1,096	18,779
Total sales from contracts with customers	$159,766	$212,030	$371,796	$229,194	$227,447	$456,641

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2020	December 31, 2019

Contract liability	$13,251	$14,276

Revenue recognized during the six months ended June 30, 2020 and June 30, 2019 from amounts included in contract liabilities at the beginning of the period were $5.5 million and $4.0 million, respectively. There were no material contract assets as of June 30, 2020 and December 31, 2019.

Note 5 – Comprehensive Income (loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(27,400)	$5,695	$(21,473)	$6,716

Other comprehensive income (loss):
Pension liability, net of income tax (income tax expense of $170 and $174 for the three months ended June 30, 2020 and 2019, respectively, and $340 and $347 for the six months ended June 30, 2020 and 2019, respectively)	535	546	1,070	1,093
Cash flow hedging loss, net of income tax (income tax benefit of $774 and $509 for the three months ended June 30, 2020 and 2019, respectively, and $8 and $475 for the six months ended June 30, 2020 and 2019, respectively)	(2,429)	(1,598)	(24)	(1,492)
Foreign currency translation adjustment	4,581	1,108	(5,407)	530

Comprehensive income (loss)	$(24,713)	$5,751	$(25,834)	$6,847
Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	770	—	(5,407)	(4,637)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,048)	1,410	—	362
Income tax	254	(340)	—	(86)

Net current-period other comprehensive income (loss)	(24)	1,070	(5,407)	(4,361)

Balance, June 30, 2020	$469	$(30,621)	$(33,486)	$(63,638)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	1,414	—	530	1,944
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(3,832)	1,440	—	(2,392)
Income tax	926	(347)	—	579

Net current-period other comprehensive income (loss)	(1,492)	1,093	530	131

Balance, June 30, 2019	$2,593	$(30,625)	$(27,574)	$(55,606)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2020	December 31, 2019
Forward exchange contracts	Cash flow hedge	$122,556	$156,818
Forward exchange contracts	Non-designated	37,901	33,867

The remaining time to maturity as of June 30, 2020 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2020	2019	Location of amount reclassified	2020	2019	2020	2019

Foreign exchange contracts	$(3,279)	$126	Net Sales	$157,785	$238,263	$342	$2,096
			Cost of Sales	85,856	107,073	(418)	138
Pre-tax gain (loss)	$(3,279)	$126				$(76)	$2,234
Tax expense (benefit)	(792)	30				(18)	540
Net gain (loss)	$(2,487)	$96				$(58)	$1,694

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2020	2019	Location of amount reclassified	2020	2019	2020	2019

Foreign exchange contracts	$1,015	$1,864	Net Sales	$371,796	$456,641	$1,543	$3,593
			Cost of Sales	180,707	204,013	(495)	239
Pre-tax gain	$1,015	$1,864				$1,048	$3,832
Tax expense	245	450				254	926
Net gain	$770	$1,414				$794	$2,906

At June 30, 2020, $0.9 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges and gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2020	2019	2020	2019

Net loss on currency forward contracts	Selling and administrative expense	$(302)	$(312)	$(547)	$(493)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$22	$67	$(169)	$(161)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2020 and December 31, 2019:

June 30, 2020	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$1,852	$(1,738)	$114
Foreign exchange contracts	Other long-term liabilities	375	(919)	(544)
		$2,227	$(2,657)	$(430)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	27	(105)	(78)

Total derivatives		$2,254	$(2,762)	$(508)

December 31, 2019	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$2,307	$(1,341)	$966
Foreign exchange contracts	Other long-term liabilities	38	(353)	(315)
		$2,345	$(1,694)	$651

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	22	(159)	(137)

Total derivatives		$2,367	$(1,853)	$514

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2020 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$58,428	$51,103
Work-in-process	16,507	15,142
Finished goods	100,780	98,371
Total	$175,715	$164,616

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") during the period.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(27,400)	$5,695	$(21,473)	$6,716

Basic – weighted average shares outstanding	28,542	28,276	28,506	28,228

Effect of dilutive potential securities	—	1,061	—	969

Diluted – weighted average shares outstanding	28,542	29,337	28,506	29,197

Net income (loss) (per share)
Basic	$(0.96)	$0.20	$(0.75)	$0.24
Diluted	(0.96)	0.19	(0.75)	0.23

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.8 million and 0.6 million for the three and six months ended June 30, 2019, respectively. As the Company was in a net loss position for the three and six months ended June 30, 2020, there were no anti-dilutive shares. Our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The calculation of diluted EPS would include potential diluted shares upon conversion of the Notes when the average market price per share of our common stock for the period, is greater than the conversion price of the Notes of $88.80. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any. We have entered into convertible notes hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive.

During the three and six months ended June 30, 2020 and June 30, 2019, our average share price had not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

Note 9 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2020 are as follows:

Balance as of December 31, 2019	$618,042

Goodwill adjustment resulting from business acquisition	(1,009)

Foreign currency translation	(348)

Balance as of June 30, 2020	$616,685
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the six months ended June 30, 2020, the Company recorded a measurement period adjustment related to a prior business combination.

Other intangible assets consist of the following:

	June 30, 2020			December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:

Customer and distributor relationships	24	$342,420	$(124,865)	$342,568	$(115,311)

Sales representation, marketing and promotional rights	25	149,376	(51,000)	149,376	(48,000)

Patents and other intangible assets	15	72,209	(47,663)	70,646	(46,456)

Developed technology	16	106,604	(16,438)	106,604	(13,171)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

	22	$757,153	$(239,966)	$755,738	$(222,938)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.5 million and $8.3 million in the three months ended June 30, 2020 and 2019, respectively, and $17.0 million and $15.7 million in the six months ended June 30, 2020 and 2019, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss). Included in developed technology is $6.0 million of earn-out consideration that is considered probable as of June 30, 2020 associated with a prior asset acquisition. This is recorded in other current liabilities at June 30, 2020.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2020 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2020	$14,019	$3,000	$17,019
2021	27,449	6,000	33,449
2022	26,293	6,000	32,293
2023	25,516	6,000	31,516
2024	24,691	6,000	30,691
2025	24,947	6,000	30,947

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
Revolving line of credit	$258,000	$220,000
Term loan, net of deferred debt issuance costs of $1,697 and $1,528 in 2020 and 2019, respectively	246,740	253,535
2.625% convertible notes, net of deferred debt issuance costs of $6,363 and $7,252 in 2020 and 2019, respectively, and unamortized discount of $38,502 and $43,312 in 2020 and 2019, respectively	300,135	294,436
Financing leases	743	836
Total debt	805,618	768,807
Less: Current portion	15,193	13,596
Total long-term debt	$790,425	$755,211

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. On April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters as a result of the potential impact from the COVID-19 pandemic (as further described in Note 17). Under the terms of the amendment, there are certain minimum liquidity and fixed charge coverage ratio requirements. Interest rates are also adjusted so that the applicable margin for base rate loans is 2.50% per annum and for Eurocurrency rate loans is 3.50% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment. Interest rates were at LIBOR (subject to 1.00% floor) plus an interest rate margin of 3.50% (4.50% at June 30, 2020).

There were $248.4 million in borrowings outstanding on the term loan facility as of June 30, 2020. There were $258.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2020. Our available borrowings on the revolving credit facility at June 30, 2020 were $324.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three months ended June 30, 2020 and 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.5 million and $2.3 million, respectively, and for the six months ended June 30, 2020 and 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $4.8 million and $3.8 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For both the three months ended June 30, 2020 and 2019, we have recorded interest expense on the Notes of $2.3 million and for the six months ended June 30, 2020 and 2019, we have recorded interest expense on the Notes of $4.5 million and $3.8 million, respectively, at the contractual coupon rate of 2.625%.

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

The scheduled maturities of long-term debt outstanding at June 30, 2020 are as follows:

Remaining 2020	$6,625
2021	18,219
2022	24,843
2023	456,750
2024	345,000

Note 11 – Guarantees

We provide warranties on certain of our products at the time of sale and sell extended warranties. The standard warranty period for our capital equipment is generally one year and our extended warranties typically vary from one to three years. Liability under warranty policies is based upon a review of historical claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Changes in the liability for standard warranties for the six months ended June 30, are as follows:

	2020	2019
Balance as of January 1,	$2,186	$1,585

Provision for warranties	427	1,020
Claims made	(584)	(483)

Balance as of June 30,	$2,029	$2,122

Costs associated with extended warranty repairs are recorded as incurred and amounted to $3.0 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.

Note 12 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$179	$253	$358	$506

Interest cost on projected benefit obligation	639	782	1,278	1,564

Expected return on plan assets	(1,255)	(1,181)	(2,510)	(2,362)

Net amortization and deferral	705	720	1,410	1,440

Net periodic pension cost	$268	$574	$536	$1,148

We do not expect to make any pension contributions during 2020. Non-service cost of $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, are included in other expense in the consolidated condensed statements of comprehensive income (loss).

Note 13 – Acquisition and Other Expense

Acquisition and other expense consist of the following, which are included in cost of sales, selling and administrative expense or other expense depending on the nature of the charge:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Plant underutilization costs	$6,586	$—	$6,586	$—
Product rationalization costs - inventory	2,169	—	2,169	—
Restructuring costs	1,087	—	1,087	—
Manufacturing consolidation costs	1,602	—	3,387	—
Acquisition and integration costs	652	503	1,457	1,163
Acquisition and other expense included in cost of sales	$12,096	$503	$14,686	$1,163

Restructuring costs	$2,124	$—	$2,124	$—
Product rationalization costs - field inventory	2,095	—	2,095	—
Acquisition and integration costs	439	2,461	1,192	9,706
Acquisition and other expense included in selling and administrative expense	$4,658	$2,461	$5,411	$9,706

Debt refinancing costs included in other expense	$—	$—	$—	$3,904

During the second quarter of 2020, we recorded a $6.6 million charge to cost of sales related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic.

During the second quarter of 2020, we performed an analysis of our product lines and determined certain catalog numbers, principally related to capital equipment, would be discontinued and consolidated into existing product offerings. We consequently recorded a $2.2 million charge to cost of sales to write-off inventory of the discontinued products. In addition, we incurred $2.1 million in costs related to the write-off of field inventory used for customer demonstration and evaluation of the discontinued products which we charged to selling and administrative expense.

During the second quarter of 2020, we incurred $1.1 million in restructuring costs related to a voluntary separation arrangement with employees as a result of the COVID-19 pandemic that were charged to cost of sales based on the job function of the affected employees. We additionally recorded a charge of $2.1 million primarily related to the restructuring of our Orthopedic sales force and a voluntary separation arrangement with employees as a result of the COVID-19 pandemic that was charged to selling and administrative expenses based on the nature of the costs and function of the affected employees. Of the $3.2 million in these restructuring costs, $2.0 million is included in accrued compensation and benefits within the consolidated condensed balance sheet at June 30, 2020.

During the three and six months ended June 30, 2020, we incurred $1.6 million and $3.4 million, respectively, in costs related to the consolidation of certain manufacturing operations which were charged to cost of sales. These costs related to winding down operations at certain locations and moving production lines to other facilities.

During the three and six months ended June 30, 2020, we recognized costs for inventory step-up adjustments and other costs related to a previous acquisition of $0.7 million and $1.5 million, respectively. During the three and six months ended June 30, 2019, we incurred costs of $0.5 million and $1.2 million, respectively, for inventory adjustments associated with the acquisition of Buffalo Filter as further described in Note 3. These costs were charged to cost of sales.

During the three and six months ended June 30, 2020, we incurred $0.4 million and $1.2 million, respectively, in severance and integration costs mainly related to the Buffalo Filter acquisition. During the three and six months ended June 30, 2019, we incurred $2.5 million and $9.7 million, respectively, in costs associated with the acquisition of Buffalo Filter as further described in Note 3. These costs include investment banking fees in the first quarter of 2019, and, consulting fees, legal fees, severance and integration related costs in the three and six months ended June 30, 2019. These costs were included in selling and administrative expense.

During the six months ended June 30, 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement.

In conjunction with the consolidation of our manufacturing operations, our Buffalo, New York facility is currently held for sale and classified in prepaid expenses and other current assets in the consolidated condensed balance sheet. The net book value of this facility at June 30, 2020 was $3.0 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Orthopedic surgery	$60,483	$115,757	$159,766	$229,194
General surgery	97,302	122,506	212,030	227,447
Consolidated net sales	$157,785	$238,263	$371,796	$456,641

Note 15 – Legal Proceedings

From time to time, the Company may receive an information request, subpoena or warrant from a government agency such as the Securities and Exchange Commission, Department of Justice, Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the United States Food and Drug Administration, the Department of Labor, the Treasury Department or other federal and state agencies or foreign governments or government agencies. These information requests, subpoenas or warrants may or may not be routine inquiries, or may begin as routine inquiries and over time develop into enforcement actions of various types. Likewise, if we receive reports of alleged misconduct from employees and third parties, we investigate as appropriate.

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

On June 17, 2020, our Seoul, South Korea Office was served with a search warrant by the Incheon Customs Office ("ICO") as part of what we believe to be an industry-wide criminal investigation concerning alleged manipulation of transfer pricing and maximum reimbursement pricing. We understand that the period under investigation with respect to CONMED currently relates to 2016-2019, although this could change as the investigation develops over time. CONMED is cooperating with the investigation, which we believe is in its early stages. The ICO has previously audited the transfer pricing applied to the majority of our imports into Korea, without any resulting material adjustments. We believe our transfer pricing was appropriate, on an aggregate basis, and we intend to vigorously defend our position in the investigation, although there can be no assurance with respect to the outcome of the investigation, or the related costs, given that the investigation is in a relatively early stage.

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

Note 16 – New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with subsequent amendments issued in 2019. This ASU requires instruments measured at amortized cost, including accounts receivable, to be presented at the net amount expected to be collected. The new model requires an entity to estimate credit losses based on historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. This ASU is effective for fiscal years beginning after December 31, 2019 and the Company adopted the new standard on January 1, 2020. We adopted this ASU by applying historical loss rates to our accounts receivable aging schedule to estimate expected credit losses. We further adjusted expected credit losses for specifically identified and forecasted credit losses. This update did not have a material impact on our net income (loss), earnings (loss) per share or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We adopted this update as of January 1, 2020 and it did not have a material impact on our net income (loss), earnings (loss) per share or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which results in the removal of certain exceptions to the general principles of ASC 740 and simplifies other aspects of the accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted in any interim period. We early adopted this new guidance effective April 1, 2020 and it did not have a material impact on the consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2020. The Company has not adopted the ASU as of June 30, 2020 and will continue to assess the impact of this guidance on our consolidation financial statements.

Note 17 - COVID-19

We experienced lower sales for the three and six months ended June 30, 2020 as a result of the emergence of the COVID-19 virus, which was first identified in Wuhan, China in December 2019 and then spread throughout Asia before emerging and becoming a pandemic in the United States, Europe and elsewhere. Our sales were negatively impacted first in the Asia Pacific geography and later in the United States, Europe and elsewhere as lockdown measures were implemented and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection with COVID-19. We believe the deferral of non-urgent procedures has had a greater impact on our Orthopedic product lines compared to General Surgery as a result of the nature of the products and the procedures in which they are used.

In compliance with various governmental orders, beginning in March we restricted access to our main facilities to only essential personnel required to be onsite (primarily manufacturing and distribution) with substantially all other personnel working remotely. As a medical device manufacturer, we were designated as an “essential business” by the relevant authorities in New York, Florida, Georgia and Mexico and have maintained production or distribution at our facilities in these locations.

We expect to continue to experience materially lower sales for as long as interruptions to business and economic activities, and deferral of surgeries continues. We anticipate this will materially impact the results of operations for at least the remainder of 2020. As a result, on April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters. Under the terms of the amendment, we have certain minimum liquidity and fixed charge coverage ratio requirements with which we were in full compliance as of June 30, 2020. We are forecasting that sales and earnings will be sufficient to remain in compliance with the liquidity and fixed charge coverage ratio requirements under the terms of the amendment and we will have sufficient availability under our revolving credit facility to meet our liquidity needs. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed for at least the remainder of 2020. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or resurgence thereof, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2019 and the following, among others:

•general economic and business conditions;
•compliance with and changes in regulatory requirements;
•COVID-19 global pandemic poses significant risks to our business, financial condition and results of operations, which may be heightened if the pandemic, and various government responses to it, continue for an extended period of time;
•environmental compliance risks, including lack of availability of sterilization with Ethylene Oxide (“EtO”) or other compliance costs associated with the use of EtO;
•the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;
•competition;
•changes in customer preferences;
•changes in technology;
•the introduction and acceptance of new products;
•the availability and cost of materials;
•cyclical customer purchasing patterns due to budgetary and other constraints;
•quality of our management and business abilities and the judgment of our personnel;
•the availability, terms and deployment of capital;
•future levels of indebtedness and capital spending;
•changes in foreign exchange and interest rates;
•the ability to evaluate, finance and integrate acquired businesses, products and companies;
•changes in business strategy;
•the risk of an information security breach, including a cybersecurity breach;
•the risk of a lack of allograft tissues due to reduced donations of such tissues or due to tissues not meeting the appropriate high standards for screening and/or processing of such tissues;
•the ability to defend and enforce intellectual property, including the risks related to theft or compromise of intellectual property in connection with our international operations;
•the risk of patent, product and other litigation, as well as the cost associated with such litigation; and
•trade protection measures, tariffs and other border taxes, and import or export licensing requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Orthopedic surgery	38%	49%	43%	50%
General surgery	62%	51%	57%	50%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 82% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 45% and 46% during the six months ended June 30, 2020 and 2019, respectively.

Business Environment

Our business has been significantly impacted by the emergence of the COVID-19 virus, with the Company experiencing significant sales declines for the three and six months ended June 30, 2020, first in the Asia Pacific geography and later in the United States, Europe and elsewhere as lockdown measures were implemented and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection.  In compliance with various governmental orders, beginning in March we restricted access to our main facilities to only essential personnel required to be onsite while maintaining production and distribution.  We expect to continue to experience materially lower sales for as long as the COVID-19 pandemic lasts, or resurgence thereof, and deferral of surgeries continues, which we anticipate will last at least through the remainder of 2020.   See additional discussion in Note 10 and Note 17 to the consolidated condensed financial statements, as well as in Liquidity and Capital Resources below.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2019 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•goodwill and intangible assets.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.4	44.9	48.6	44.7
Gross profit	45.6	55.1	51.4	55.3
Selling and administrative expense	53.5	42.3	48.5	43.8
Research and development expense	5.5	5.0	5.1	4.9
Income (loss) from operations	(13.5)	7.8	(2.2)	6.6
Interest expense	7.2	5.0	5.6	4.6
Other expense	0.1	0.1	—	1.0
Income (loss) before income taxes	(20.7)	2.7	(7.9)	1.0
Income tax expense (benefit)	(3.4)	0.3	(2.1)	(0.5)
Net income (loss)	(17.4)%	2.4%	(5.8)%	1.5%

Net Sales

The following table presents net sales by product line for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
			% Change
	2020	2019	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$60.5	$115.8	-47.7%	1.5%	-46.2%
General surgery	97.3	122.5	-20.6%	0.8%	-19.8%
Net sales	$157.8	$238.3	-33.8%	1.2%	-32.6%

Single-use products	$128.5	$190.3	-32.4%	1.1%	-31.3%
Capital products	29.3	48.0	-39.0%	1.3%	-37.7%
Net sales	$157.8	$238.3	-33.8%	1.2%	-32.6%

	Six Months Ended
			% Change
	2020	2019	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$159.8	$229.2	-30.3%	1.7%	-28.6%
General surgery	212.0	227.4	-6.8%	0.8%	-6.0%
Net sales	$371.8	$456.6	-18.6%	1.3%	-17.3%

Single-use products	$306.2	$362.6	-15.6%	1.3%	-14.3%
Capital products	65.6	94.0	-30.2%	1.1%	-29.1%
Net sales	$371.8	$456.6	-18.6%	1.3%	-17.3%

Net sales decreased 33.8% and 18.6% in the three and six months ended June 30, 2020, respectively, compared to the same period a year ago across all product lines as a result of the COVID-19 pandemic.

•Orthopedic surgery sales decreased 47.7% and 30.3% in the three and six months ended June 30, 2020, respectively, primarily driven by continued deferral of non-urgent surgeries as a result of the COVID-19 pandemic. A significant portion of this decline was driven by a reduction in capital equipment purchases as customers deferred these purchases.

•General surgery sales decreased 20.6% and 6.8% in the three and six months ended June 30, 2020, respectively, primarily driven by continued deferral of non-urgent surgeries as a result of the COVID-19 pandemic. The decline in general surgery sales was partially offset by growth of Buffalo Filter product sales for the three and six months ended June 30, 2020.

Cost of Sales

Cost of sales decreased to $85.9 million in the three months ended June 30, 2020 as compared to $107.1 million in the three months ended June 30, 2019 and decreased to $180.7 million in the six months ended June 30, 2020 as compared to $204.0 million in the six months ended June 30, 2019. Gross profit margins decreased 950 basis points to 45.6% in the three months ended June 30, 2020 as compared to 55.1% in the three months ended June 30, 2019 and decreased 390 basis points to 51.4% in the six months ended June 30, 2020 as compared to 55.3% in the six months ended June 30, 2019.

The decrease in gross profit margins of 950 basis points in the three months ended June 30, 2020 and 390 basis points in the six months ended June 30, 2020 compared to the same period a year ago was driven by a decline in net sales as well as the following:

•$6.6 million in costs related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic in the second quarter of 2020;
•$2.2 million in costs related to product rationalization in the second quarter of 2020;
•$1.1 million in restructuring costs related to a voluntary separation arrangement as a result of the COVID-19 pandemic in the second quarter of 2020; and
•$1.6 million and $3.4 million for the three and six months ended June 30, 2020, respectively, in costs related to the consolidation of certain manufacturing operations related to winding down operations at certain locations and moving production lines to other facilities.

Refer to Note 13 for further details on the above items.

Selling and Administrative Expense

Selling and administrative expense decreased to $84.5 million in the three months ended June 30, 2020 as compared to $100.7 million in the three months ended June 30, 2019 and decreased to $180.3 million in the six months ended June 30, 2020 as compared to $200.0 million in the six months ended June 30, 2019. Selling and administrative expense as a percentage of net sales increased to 53.5% in the three months ended June 30, 2020 compared to 42.3% in the three months ended June 30, 2019 and increased to 48.5% in the six months ended June 30, 2020 compared to 43.8% in the six months ended June 30, 2019.

The decrease in selling and administrative expense for the three and six months ended June 30, 2020 is driven mainly by the COVID-19 pandemic. We experienced lower commission and distribution costs as sales declined as well as reduced travel due to safety measures put in place and reduced trade show costs as shows were cancelled. Offsetting such decreases were $2.1 million in severance costs related to a voluntary termination program and costs associated with the restructuring of our Orthopedic sales force and a $2.1 million write-off of field inventory used for customer demonstration and evaluation of products resulting from the product rationalization initiative discussed above. Refer to Note 13 for further details.

Research and Development Expense

Research and development expense decreased to $8.7 million in the three months ended June 30, 2020 as compared to $11.8 million in the three months ended June 30, 2019. As a percentage of net sales, research and development expense increased 50 basis points to 5.5% in the three months ended June 30, 2020 as compared to 5.0% in the three months ended June 30, 2019. Research and development expense decreased to $18.8 million in the six months ended June 30, 2020 as compared to $22.4 million in the six months ended June 30, 2019. As a percentage of net sales, research and development expense increased 20 basis points to 5.1% in the six months ended June 30, 2020 as compared to 4.9% in the six months ended June 30, 2019. The lower spend is driven by cost cutting measures in light of the COVID-19 pandemic while still investing in key projects.

Other Expense

Other expense in the three months ended June 30, 2020 and 2019 related to non-service pension costs as further described in Note 12.

Other expense in the six months ended June 30, 2020 related to non-service pension costs as further described in Note 12 and for the six months ended June 30, 2019 was mainly related to non-service pension costs and costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019. These costs include a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense decreased to $11.4 million in the three months ended June 30, 2020 from $11.8 million in the three months ended June 30, 2019 and decreased to $21.0 million in the six months ended June 30, 2020 from $21.2 million in the six months ended June 30, 2019. The weighted average interest rates on our borrowings decreased to 3.75% in the three months ended June 30, 2020 as compared to 3.89% in the three months ended June 30, 2019 and decreased to 3.44% in the six months ended June 30, 2020 as compared to 3.92% in the six months ended June 30, 2019. The decrease in interest expense is primarily due to decreases in our weighted average interest rates.

Income Tax Expense (Benefit)

Income tax benefit has been recorded at an effective tax rate of 16.3% for the three months ended June 30, 2020 compared to income tax expense recorded at an effective tax rate of 12.4% for the three months ended June 30, 2019. Income tax benefit has been recorded at an effective tax rate of 26.6% for the six months ended June 30, 2020 compared to (47.9)% for the six months ended June 30, 2019. The higher effective rate for the three months ended June 30, 2020, as compared to the same period in the prior year, was the result of recording a discrete income tax benefit associated with stock options which increased the effective rate by 1.2% for the three months ended June 30, 2020 as compared to a reduction of 21.5% for discrete items associated with stock options and other federal tax items during the three months ended June 30, 2019. In addition, the effective tax rate for US tax on foreign earnings at different rates and income earned in foreign jurisdictions was lower for the three months ended June 30, 2020 as compared to the same period in the prior year.

The higher effective rate for the six months ended June 30, 2020, as compared to the same period in the prior year, was primarily due to recording discrete income tax benefit associated with stock options and other federal income tax items which increased the effective rate by 10.9% for the six months ended June 30, 2020 as compared to a reduction of 82.7% for discrete items during the six months ended June 30, 2019. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under Note 8 to the consolidated financial statements.

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

As a result of the COVID-19 pandemic, we expect to continue to experience materially lower sales for as long as the lockdown and deferral of surgeries continues, which we anticipate will last at least through the remainder of 2020. Due to the decrease in sales, we incurred a net loss in the three and six months ended June 30, 2020. On April 17, 2020 we amended our senior credit agreement to suspend our required leverage ratios for up to four quarters. Under the terms of the amendment, we have certain minimum liquidity and fixed charge coverage ratio requirements with which we were in full compliance with as of June 30, 2020. We are forecasting that sales and earnings will be sufficient to remain in compliance with the liquidity and fixed charge coverage ratio requirements under the terms of the amendment. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our revolving credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Operating cash flows

Our net working capital position was $228.1 million at June 30, 2020.  Net cash provided by operating activities was $9.3 million and $17.7 million in the six months ended June 30, 2020 and 2019, respectively, generated on net income (loss) of $(21.5) million and $6.7 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash provided by operating activities was mainly driven by the net loss in 2020 resulting from the COVID-19 pandemic offset by increases in cash flows from accounts receivable due to lower sales compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2020 decreased $363.5 million from the same period a year ago mainly due to the $364.9 million payment for the Buffalo Filter Acquisition in 2019. Capital expenditures were $6.6 million and $9.0 million in the six months ended June 30, 2020 and 2019, respectively.

Financing cash flows

Net cash provided by financing activities in the six months ended June 30, 2020 was $10.8 million compared to $361.3 million during 2019. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2020 compared to 2019:

•We received proceeds of $345.0 million during the six months ended June 30, 2019 related to the issuance of 2.625% convertible notes as further described below.
•We entered into a $265.0 million term loan during the six months ended June 30, 2019 in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in net proceeds of $117.3 million during the six months ended June 30, 2019 compared to $6.6 million in payments in the current year.
•We had net proceeds on our revolving line of credit of $38.0 million compared to $50.0 million in payments during the six months ended June 30, 2019.
•During the six months ended June 30, 2019, we paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.
•During the six months ended June 30, 2019, we paid $16.2 million in debt issuance costs associated with the 2.625% convertible notes and the sixth amended and restated senior credit agreement compared to $2.1 million in debt issuance costs during the six months ended June 30, 2020 in connection with the April 17, 2020 amendment of our sixth amended and restated senior credit agreement as further described below.
•We paid $2.1 million in contingent consideration related to prior acquisitions during the six months ended June 30, 2020 as compared to $4.4 million during the six months ended June 30, 2019.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the $345.0 million in 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. As noted above, on April 17, 2020 we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters. Under the terms of the amendment, there are certain minimum liquidity and fixed charge coverage ratio requirements. Interest rates are also adjusted so that the applicable margin for base rate loans is 2.50% per annum and for Eurocurrency rate loans is 3.50% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment.  Interest rates were at LIBOR (subject to 1.00% floor) plus an interest rate margin of 3.50% (4.50% at June 30, 2020).

There were $248.4 million in borrowings outstanding on the term loan facility as of June 30, 2020. There were $258.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2020. Our available borrowings on the revolving credit facility at June 30, 2020 were $324.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2020, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2020. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2020.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report:

1.In some geographies or territories, our field-based sales representatives are limited in their ability to travel to service or call on customers, with in-person visits in many cases dependent on requests by physicians to cover surgeries, the policies of individual hospitals, surgery centers or other institutions, and the availability of appropriate personal protective equipment;

2.Our office-based employees continue to work remotely, and

3.Our manufacturing facilities and warehouses continue to operate with precautions including, increased hygiene and cleaning within facilities, social distancing and monitoring of temperatures.

As such, the COVID-19 pandemic has directly and indirectly adversely impacted the Company’s business, financial condition and operating results. The extent to which this will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time, including:

•the duration and scope of the COVID-19 pandemic, including any resurgence of the pandemic in some areas;

•governmental, business and individual actions that have been, continue to be, or may in the future be taken in response to the COVID-19 pandemic including, for example, business and travel restrictions, “stay-at-home” and “shelter-in-place” directives, quarantines, and slowdowns, suspensions or delays of commercial activity;

•the effect of the COVID-19 pandemic on our partners and customers, including their ability to conduct surgeries, to continue to purchase our products, to pay for the products purchased from us and/or to collect reimbursement, or their ability to do so in the volumes that existed prior to the pandemic;

•the effect of the COVID-19 pandemic and the governmental response on the budgets of our partners and customers;

•our ability during the COVID-19 pandemic to continue operations and/or adjust our production schedules, as a result of current and anticipated weakened demand and/or production delays, if any, from our suppliers;

•significant reductions or volatility in demand for surgeries or for our products;

•the effect of the COVID-19 pandemic on our supply chain’s reliability and costs;

•costs incurred as a result of actions intended to protect the health and safety of our employees and continued operations, including enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees;

•potential future restructuring, impairment and other charges;

•the impact of the COVID-19 pandemic on the financial and credit markets and economic activity generally;

•our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;

•our ability to comply with the financial covenants in our debt agreements if a material economic downturn as a result of the COVID-19 pandemic results in substantially increased indebtedness and/or lower earnings; and

•the exacerbation of negative impacts resulting from the occurrence of a global or national recession, depression or other sustained adverse market event as a result of the COVID-19 pandemic.

We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be reduced over the next several months in comparison to the comparable prior year periods. While we expect that we will be well positioned if and/or when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

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
July 30, 2020