Form 10-Q
period 2020-09-30
CONMED CORP
filed 2020-10-29
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2020	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

525 French Road	Utica,	New York	13502
(Address of principal executive offices)			(Zip Code)
(315) 797-8375
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 26, 2020 is 28,601,599 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$237,835	$233,590	$609,631	$690,232

Cost of sales	104,137	103,479	284,845	307,492

Gross profit	133,698	130,111	324,786	382,740

Selling and administrative expense	94,380	98,187	274,721	298,140

Research and development expense	9,936	10,985	28,756	33,366

Operating expenses	104,316	109,172	303,477	331,506

Income from operations	29,382	20,939	21,309	51,234

Interest expense	11,943	11,174	32,938	32,382

Other expense	89	321	266	4,867

Income (loss) before income taxes	17,350	9,444	(11,895)	13,985

Provision for income taxes	10,500	2,474	2,728	299

Net income (loss)	$6,850	$6,970	$(14,623)	$13,686

Comprehensive income (loss)	$8,976	$4,661	$(16,858)	$11,508

Per share data:

Net income (loss)
Basic	$0.24	$0.25	$(0.51)	$0.48
Diluted	0.23	0.23	(0.51)	0.47

Weighted average common shares
Basic	28,583	28,353	28,529	28,280
Diluted	29,426	29,792	28,529	29,354
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$35,598	$25,856
Accounts receivable, net	166,593	189,097
Inventories	182,668	164,616
Prepaid expenses and other current assets	19,369	17,794
Total current assets	404,228	397,363
Property, plant and equipment, net	112,253	118,883
Goodwill	617,393	618,042
Other intangible assets, net	509,684	532,800
Other assets	99,571	108,007
Total assets	$1,743,129	$1,775,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$16,805	$13,596
Accounts payable	57,197	55,968
Accrued compensation and benefits	44,869	53,690
Other current liabilities	60,168	64,833
Total current liabilities	179,039	188,087

Long-term debt	760,451	755,211
Deferred income taxes	72,906	74,488
Other long-term liabilities	47,592	46,842
Total liabilities	1,059,988	1,064,628

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2020 and 2019, respectively	313	313
Paid-in capital	381,119	379,324
Retained earnings	439,086	470,844
Accumulated other comprehensive loss	(61,512)	(59,277)
Less: 2,703,178 and 2,876,729 shares of common stock in treasury, at cost in 2020 and 2019, respectively	(75,865)	(80,737)
Total shareholders’ equity	683,141	710,467
Total liabilities and shareholders’ equity	$1,743,129	$1,775,095
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(7,736)			2,696	(5,040)
Stock-based compensation			3,032				3,032
Dividends on common stock ($0.20 per share)				(5,703)			(5,703)
Comprehensive income (loss):
Foreign currency translation adjustments					(9,988)
Pension liability, net					535
Cash flow hedging gain, net					2,405
Net income				5,927
Total comprehensive loss							(1,121)
Balance at March 31, 2020	31,299	$313	$374,620	$471,068	$(66,325)	$(78,041)	$701,635
Common stock issued under employee plans			(1,150)			1,283	133
Stock-based compensation			3,555				3,555
Dividends on common stock ($0.20 per share)				(5,712)			(5,712)
Comprehensive income (loss):
Foreign currency translation adjustments					4,581
Pension liability, net					535
Cash flow hedging loss, net					(2,429)
Net loss				(27,400)
Total comprehensive loss							(24,713)
Balance at June 30, 2020	31,299	$313	$377,025	$437,956	$(63,638)	$(76,758)	$674,898
Common stock issued under employee plans			562			893	1,455
Stock-based compensation			3,532				3,532
Dividends on common stock ($0.20 per share)				(5,720)			(5,720)
Comprehensive income (loss):
Foreign currency translation adjustments					4,617
Pension liability, net					535
Cash flow hedging loss, net					(3,026)
Net income				6,850
Total comprehensive income							8,976
Balance at September 30, 2020	31,299	$313	$381,119	$439,086	$(61,512)	$(75,865)	$683,141

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(769)			2,517	1,748
Stock-based compensation			2,703				2,703
Dividends on common stock ($0.20 per share)				(5,643)			(5,643)
Convertible notes discount, net			39,145				39,145
Convertible notes hedge, net			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					(578)
Pension liability, net					547
Cash flow hedging gain, net					106
Net income				1,021
Total comprehensive income							1,096
Balance at March 31, 2019	31,299	$313	$374,555	$460,229	$(55,662)	$(86,378)	$693,057
Common stock issued under employee plans			(1,144)			1,894	750
Stock-based compensation			3,108				3,108
Dividends on common stock ($0.20 per share)				(5,657)			(5,657)
Comprehensive income (loss):
Foreign currency translation adjustments					1,108
Pension liability, net					546
Cash flow hedging loss, net					(1,598)
Net income				5,695
Total comprehensive income							5,751
Balance at June 30, 2019	31,299	$313	$376,519	$460,267	$(55,606)	$(84,484)	$697,009
Common stock issued under employee plans			(390)			2,307	1,917
Stock-based compensation			3,008				3,008
Dividends on common stock ($0.20 per share)				(5,673)			(5,673)
Comprehensive income (loss):
Foreign currency translation adjustments					(4,770)
Pension liability, net					546
Cash flow hedging gain, net					1,915
Net income				6,970
Total comprehensive income							4,661
Balance at September 30, 2019	31,299	313	379,137	461,564	(57,915)	(82,177)	700,922

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(14,623)	$13,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,617	14,225
Amortization of debt discount	7,239	6,038
Amortization of deferred debt issuance costs	2,697	2,535
Amortization	40,973	38,837
Stock-based compensation	10,119	8,819
Impairment charges	—	312
Deferred income taxes	(786)	(5,506)
Loss on early extinguishment of debt	—	300
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	21,574	10,756
Inventories	(19,396)	(15,645)
Accounts payable	1,477	(10,104)
Accrued compensation and benefits	(8,864)	1,728
Other assets	(6,013)	(13,202)
Other liabilities	(3,628)	1,478
	59,009	40,571
Net cash provided by operating activities	44,386	54,257

Cash flows from investing activities:
Proceeds from sale of a facility	3,227	—
Purchases of property, plant and equipment	(9,864)	(13,875)
Payments related to business and asset acquisitions, net of cash acquired	(3,852)	(364,928)
Net cash used in investing activities	(10,489)	(378,803)

Cash flows from financing activities:
Payments on term loan	(9,938)	(151,000)
Proceeds from term loan	—	265,000
Payments on revolving line of credit	(142,000)	(435,000)
Proceeds from revolving line of credit	152,000	370,000
Proceeds from convertible notes	—	345,000
Payments related to contingent consideration	(2,071)	(5,687)
Payments related to debt issuance costs	(2,057)	(16,210)
Dividends paid on common stock	(17,099)	(16,927)
Purchases of convertible notes hedges	—	(51,198)
Proceeds from issuance of warrants	—	30,567
Other, net	(3,730)	3,310
Net cash provided by (used in) financing activities	(24,895)	337,855

Effect of exchange rate changes on cash and cash equivalents	740	(752)

Net increase in cash and cash equivalents	9,742	12,557

Cash and cash equivalents at beginning of period	25,856	17,511

Cash and cash equivalents at end of period	$35,598	$30,068

Non-cash investing and financing activities:
Dividends payable	$5,720	$5,673
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 29, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The unaudited pro forma information for the three and nine months ended September 30, 2019, assuming the Buffalo Filter Acquisition occurred as of January 1, 2018 are presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter Acquisition occurred on the dates indicated, or which may result in the future.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net sales	$233,590	$695,250
Net income	8,675	26,045

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

Acquisition related costs excluded from the determination of pro forma net income for the three months ended September 30, 2019 were $0.2 million in cost of goods sold and $1.5 million in selling and administrative expense and for the nine months ended September 30, 2019 were $1.3 million in cost of goods sold and $11.2 million in selling and administrative expense on the consolidated condensed statements of comprehensive income.

Net sales associated with Buffalo Filter of $13.9 million and $33.4 million have been recorded in the consolidated condensed statements of comprehensive income for the three and nine months ended September 30, 2019, respectively. It is impracticable to determine the earnings recorded in the consolidated condensed statements of comprehensive income for the three and nine months ended September 30, 2019 as these amounts are not separately measured.

In conjunction with the December 2019 acquisition of a distributor, we paid $3.8 million during the nine months ended September 30, 2020.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$38,913	$95,292	$134,205	$42,530	$85,652	$128,182
Asia Pacific	26,403	15,405	41,808	26,037	16,115	42,152
Europe, Middle East & Africa	23,104	17,584	40,688	24,692	14,139	38,831
Americas (excluding the United States)	13,767	7,367	21,134	17,069	7,356	24,425
Total sales from contracts with customers	$102,187	$135,648	$237,835	$110,328	$123,262	$233,590

Timing of Revenue Recognition
Goods transferred at a point in time	$93,000	$134,745	$227,745	$101,454	$122,620	$224,074
Services transferred over time	9,187	903	10,090	8,874	642	9,516
Total sales from contracts with customers	$102,187	$135,648	$237,835	$110,328	$123,262	$233,590

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$97,339	$243,137	$340,476	$131,120	$243,023	$374,143
Europe, Middle East & Africa	62,726	50,345	113,071	86,199	45,826	132,025
Asia Pacific	66,737	34,211	100,948	74,313	39,217	113,530
Americas (excluding the United States)	35,152	19,984	55,136	47,890	22,644	70,534
Total sales from contracts with customers	$261,954	$347,677	$609,631	$339,522	$350,710	$690,232

Timing of Revenue Recognition
Goods transferred at a point in time	$237,224	$345,068	$582,292	$312,964	$348,972	$661,936
Services transferred over time	24,730	2,609	27,339	26,558	1,738	28,296
Total sales from contracts with customers	$261,954	$347,677	$609,631	$339,522	$350,710	$690,232

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2020	December 31, 2019

Contract liability	$13,317	$14,276

Revenue recognized during the nine months ended September 30, 2020 and September 30, 2019 from amounts included in contract liabilities at the beginning of the period were $7.6 million and $5.5 million, respectively. There were no material contract assets as of September 30, 2020 and December 31, 2019.

Note 5 – Comprehensive Income (loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,850	$6,970	$(14,623)	$13,686

Other comprehensive income (loss):
Foreign currency translation adjustment	4,617	(4,770)	(790)	(4,240)
Pension liability, net of income tax (income tax expense of $170 and $174 for the three months ended September 30, 2020 and 2019, respectively, and $510 and $521 for the nine months ended September 30, 2020 and 2019, respectively)	535	546	1,605	1,639
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $(964) and $610 for the three months ended September 30, 2020 and 2019, respectively, and $(972) and $135 for the nine months ended September 30, 2020 and 2019, respectively)	(3,026)	1,915	(3,050)	423

Comprehensive income (loss)	$8,976	$4,661	$(16,858)	$11,508

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	(1,916)	—	(790)	(2,706)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,496)	2,115	—	619
Income tax	362	(510)	—	(148)

Net current-period other comprehensive income (loss)	(3,050)	1,605	(790)	(2,235)

Balance, September 30, 2020	$(2,557)	$(30,086)	$(28,869)	$(61,512)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	5,120	—	(4,240)	880
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(6,193)	2,160	—	(4,033)
Income tax	1,496	(521)	—	975

Net current-period other comprehensive income (loss)	423	1,639	(4,240)	(2,178)

Balance, September 30, 2019	$4,508	$(30,079)	$(32,344)	$(57,915)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2020	December 31, 2019
Forward exchange contracts	Cash flow hedge	$141,376	$156,818
Forward exchange contracts	Non-designated	41,074	33,867

The remaining time to maturity as of September 30, 2020 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2020	2019	Location of amount reclassified	2020	2019	2020	2019

Foreign exchange contracts	$(3,542)	$4,887	Net Sales	$237,835	$233,590	$663	$2,241
			Cost of Sales	104,137	103,479	(215)	120
Pre-tax gain (loss)	$(3,542)	$4,887				$448	$2,361
Tax expense (benefit)	(856)	1,181				108	570
Net gain (loss)	$(2,686)	$3,706				$340	$1,791

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2020	2019	Location of amount reclassified	2020	2019	2020	2019

Foreign exchange contracts	$(2,526)	$6,751	Net Sales	$609,631	$690,232	$2,206	$5,834
			Cost of Sales	284,845	307,492	(710)	359
Pre-tax gain (loss)	$(2,526)	$6,751				$1,496	$6,193
Tax expense (benefit)	(610)	1,631				362	1,496
Net gain (loss)	$(1,916)	$5,120				$1,134	$4,697

At September 30, 2020, $1.9 million of net unrealized losses on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges and gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2020	2019	2020	2019

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(682)	$138	$(1,224)	$(355)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$312	$(368)	$143	$(530)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2020 and December 31, 2019:

September 30, 2020	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$529	$(3,338)	$(2,809)
Foreign exchange contracts	Other long-term liabilities	103	(948)	(845)
		$632	$(4,286)	$(3,654)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	9	(158)	(149)

Total derivatives		$641	$(4,444)	$(3,803)

December 31, 2019	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaids and other current assets	$2,307	$(1,341)	$966
Foreign exchange contracts	Other long-term liabilities	38	(353)	(315)
		$2,345	$(1,694)	$651

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	22	(159)	(137)

Total derivatives		$2,367	$(1,853)	$514

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2020 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$62,604	$51,103
Work-in-process	18,944	15,142
Finished goods	101,120	98,371
Total	$182,668	$164,616

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,850	$6,970	$(14,623)	$13,686

Basic – weighted average shares outstanding	28,583	28,353	28,529	28,280

Effect of dilutive potential securities	843	1,439	—	1,074

Diluted – weighted average shares outstanding	29,426	29,792	28,529	29,354

Net income (loss) (per share)
Basic	$0.24	$0.25	$(0.51)	$0.48
Diluted	0.23	0.23	(0.51)	0.47

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.6 million for the three months ended September 30, 2020 and 0.8 million and 0.7 million for the three and nine months ended September 30, 2019, respectively. As the Company was in a net loss position for the nine months ended September 30, 2020, there were no anti-dilutive shares. Our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The calculation of diluted EPS would include potential diluted shares upon conversion of the Notes when the average market price per share of our common stock for the period, is greater than the conversion price of the Notes of $88.80. During the three and nine months ended September 30, 2020 and nine months ended September 30, 2019, our average share price had not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS. During the three months ended September 30, 2019, our average share price exceeded the conversion price of the Notes and we included 0.2 million shares assumed to be issued if the Notes were converted in our diluted share count. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any. We have entered into convertible notes hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive.

Note 9 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2020 are as follows:

Balance as of December 31, 2019	$618,042

Goodwill adjustment resulting from business acquisition	(1,009)

Foreign currency translation	360

Balance as of September 30, 2020	$617,393
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the nine months ended September 30, 2020, the Company recorded a measurement period adjustment related to a prior business combination.

Other intangible assets consist of the following:

	September 30, 2020			December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:

Customer and distributor relationships	24	$342,523	$(129,706)	$342,568	$(115,311)

Sales representation, marketing and promotional rights	25	149,376	(52,500)	149,376	(48,000)

Developed technology	16	106,604	(18,071)	106,604	(13,171)

Patents and other intangible assets	15	73,181	(48,267)	70,646	(46,456)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

	22	$758,228	$(248,544)	$755,738	$(222,938)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.6 million and $8.4 million in the three months ended September 30, 2020 and 2019, respectively, and $25.6 million and $24.1 million in the nine months ended September 30, 2020 and 2019, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss). Included in developed technology is $6.0 million of earn-out consideration that is considered probable as of September 30, 2020 associated with a prior asset acquisition. This is recorded in other current liabilities at September 30, 2020.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2020 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2020	$6,970	$1,500	$8,470
2021	27,523	6,000	33,523
2022	26,369	6,000	32,369
2023	25,588	6,000	31,588
2024	24,777	6,000	30,777
2025	25,023	6,000	31,023

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
Revolving line of credit	$230,000	$220,000
Term loan, net of deferred debt issuance costs of $1,562 and $1,528 in 2020 and 2019, respectively	243,563	253,535
2.625% convertible notes, net of deferred debt issuance costs of $5,920 and $7,252 in 2020 and 2019, respectively, and unamortized discount of $36,073 and $43,312 in 2020 and 2019, respectively	303,007	294,436
Financing leases	686	836
Total debt	777,256	768,807
Less: Current portion	16,805	13,596
Total long-term debt	$760,451	$755,211

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. On April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters as a result of the potential impact from the COVID-19 pandemic (as further described in Note 17). Under the terms of the amendment, there are certain minimum liquidity and fixed charge coverage ratio requirements. Interest rates are also adjusted so that the applicable margin for base rate loans is 2.50% per annum and for Eurocurrency rate loans is 3.50% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment. Interest rates were at LIBOR (subject to 1.00% floor) plus an interest rate margin of 3.50% (4.50% at September 30, 2020).

There were $245.1 million in borrowings outstanding on the term loan facility as of September 30, 2020. There were $230.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2020. Our available borrowings on the revolving credit facility at September 30, 2020 were $352.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three months ended September 30, 2020 and 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.4 million and $2.3 million, respectively, and for the nine months ended September 30, 2020 and 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $7.2 million and $6.0 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For both the three months ended September 30, 2020 and 2019, we have recorded interest expense on the Notes of $2.3 million and for the nine months ended September 30, 2020 and 2019, we have recorded interest expense on the Notes of $6.8 million and $6.0 million, respectively, at the contractual coupon rate of 2.625%.

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

The scheduled maturities of long-term debt outstanding at September 30, 2020 are as follows:

Remaining 2020	$3,312
2021	18,219
2022	24,844
2023	428,750
2024	345,000

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

Changes in the liability for standard warranties for the nine months ended September 30, are as follows:

	2020	2019
Balance as of January 1,	$2,186	$1,585

Provision for warranties	616	1,495
Claims made	(932)	(821)

Balance as of September 30,	$1,870	$2,259

Costs associated with extended warranty repairs are recorded as incurred and amounted to $4.4 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 12 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$179	$253	$537	$759

Interest cost on projected benefit obligation	639	782	1,917	2,346

Expected return on plan assets	(1,255)	(1,181)	(3,765)	(3,543)

Net amortization and deferral	705	720	2,115	2,160

Net periodic pension cost	$268	$574	$804	$1,722

We do not expect to make any pension contributions during 2020. Non-service cost of $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively, are included in other expense in the consolidated condensed statements of comprehensive income (loss).

Note 13 – Acquisition and Other Expense

Acquisition and other expense consist of the following, which are included in cost of sales, selling and administrative expense or other expense depending on the nature of the charge:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Plant underutilization costs	$—	$—	$6,586	$—
Product rationalization costs - inventory	—	—	2,169	—
Restructuring costs	—	—	1,087	—
Manufacturing consolidation costs	606	1,430	3,993	1,430
Acquisition and integration costs	796	171	2,253	1,335
Acquisition and other expense included in cost of sales	$1,402	$1,601	$16,088	$2,765

Restructuring and related costs	$1,009	$—	$3,133	$—
Product rationalization costs - field inventory	—	—	2,095	—
Acquisition and integration costs	—	1,490	1,192	11,196
Acquisition and other expense included in selling and administrative expense	$1,009	$1,490	$6,420	$11,196

Debt refinancing costs included in other expense	$—	$—	$—	$3,904

During the nine months ended September 30, 2020, we recorded a $6.6 million charge to cost of sales related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic.

During nine months ended September 30, 2020, we performed an analysis of our product lines and determined certain catalog numbers, principally related to capital equipment, would be discontinued and consolidated into existing product offerings. We consequently recorded a $2.2 million charge to cost of sales to write-off inventory of the discontinued products.

In addition, we incurred $2.1 million in costs related to the write-off of field inventory used for customer demonstration and evaluation of the discontinued products which we charged to selling and administrative expense.

During the nine months ended September 30, 2020, we incurred $1.1 million in restructuring costs related to a voluntary separation arrangement with employees as a result of the COVID-19 pandemic which were charged to cost of sales based on the job function of the affected employees. Substantially all of the costs associated with the voluntary separation arrangement were paid during the third quarter.

During the three and nine months ended September 30, 2020, we incurred $0.6 million and $4.0 million, respectively, in costs related to the consolidation of certain manufacturing operations which were charged to cost of sales. These costs related to winding down operations at certain locations and moving production lines to other facilities. During the three and nine months ended September 30, 2019, we incurred $1.4 million in costs related to the consolidation of certain manufacturing operations. These costs mainly related to severance and were charged to cost of sales.

During the three and nine months ended September 30, 2020, we recognized costs for inventory step-up adjustments and other costs related to a previous acquisition of $0.8 million and $2.3 million, respectively. During the three and nine months ended September 30, 2019, we incurred costs of $0.2 million and $1.3 million, respectively, for inventory adjustments associated with the acquisition of Buffalo Filter as further described in Note 3. These costs were charged to cost of sales.

During the three and nine months ended September 30, 2020, we recorded charges of $1.0 million and $2.3 million respectively, related to the restructuring of our Orthopedic sales force which was charged to selling and administrative expense. The charges for Orthopedic sales force restructuring consist primarily of termination payments to distributors made in exchange for ongoing assistance to transition to employee-based sales representatives.

During the nine months ended September 30, 2020, we recorded $0.8 million in restructuring charges principally related to a voluntary separation arrangement with employees as a result of the COVID-19 pandemic which were charged to selling and administrative expense based on the nature of the costs and function of the affected employees. Substantially all of the costs associated with the voluntary separation arrangement were paid during the third quarter.

During the nine months ended September 30, 2020, we incurred $1.2 million in severance and integration costs mainly related to the Buffalo Filter acquisition. During the three and nine months ended September 30, 2019, we incurred $1.5 million and $11.2 million, respectively, in costs associated with the acquisition of Buffalo Filter as further described in Note 3. These costs include investment banking fees in the first quarter of 2019, and, consulting fees, legal fees, severance and integration related costs in the three and nine months ended September 30, 2019. These costs were included in selling and administrative expense.

During the nine months ended September 30, 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement.

During the third quarter of 2020, we sold a vacant facility for $3.2 million that was classified as an asset held for sale at the end of the second quarter of 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Orthopedic surgery	$102,187	$110,328	$261,954	$339,522
General surgery	135,648	123,262	347,677	350,710
Consolidated net sales	$237,835	$233,590	$609,631	$690,232

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the acceleration of the contingent payments at that time. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier. We previously recorded a charge to write off assets and released a previously accrued contingent consideration liability. A non-jury trial is now scheduled to take place in the Delaware Chancery Court in December 2020. The Company has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable. We expect to defend the claims asserted by the sellers of EndoDynamix, although there can be no assurance that we will prevail in the trial and/or any resulting appeals.

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

Recently Issued Accounting Standards, Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The Company will include the required disclosures in the 2020 year-end consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted the ASU as of September 30, 2020, however will continue to monitor the impact of reference rates and will elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models requiring separate accounting for embedded conversion features which will result in more convertible debt instruments accounted for as a single liability. The ASU eliminates certain settlement conditions that are required for equity classification to qualify for the derivative scope exception. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this guidance on our consolidated financial statements.

Note 17 - COVID-19

We experienced lower sales in the first and second quarters of 2020 compared to 2019 as a result of the emergence of the COVID-19 virus, which was first identified in Wuhan, China in December 2019 and then spread throughout Asia before emerging and becoming a pandemic in the United States, Europe and elsewhere. Our sales were negatively impacted first in the Asia Pacific geography and later in the United States, and the rest of the world as temporary closures occurred and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection with COVID-19.

In compliance with various governmental orders, beginning in March we restricted access to our main facilities to only essential personnel required to be onsite (primarily manufacturing and distribution) with substantially all other personnel working remotely. As a medical device manufacturer, we were designated as an “essential business” by the relevant authorities in New York, Florida, Georgia and Mexico and have maintained production or distribution at our facilities in these locations. We returned to year over year sales growth in the third quarter of 2020 as temporary closures were lifted in jurisdictions in the United States and around the world and hospitals and surgery centers resumed many surgical procedures.

Because of the ongoing uncertainty of the prevalence and impact of COVID-19 on our business, on April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters. Under the terms of the amendment, we have certain minimum liquidity and fixed charge coverage ratio requirements with which we were in full compliance as of September 30, 2020. We are forecasting that sales and earnings will be sufficient to remain in compliance with the liquidity and fixed charge coverage ratio requirements under the terms of the amendment and we will have sufficient availability under our revolving credit facility to meet our liquidity needs. We have undertaken steps to reduce our spending and expenses in light of the impact of COVID-19 on revenue and earnings. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or resurgence thereof, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Orthopedic surgery	43%	47%	43%	49%
General surgery	57%	53%	57%	51%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 82% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 44% and 46% during the nine months ended September 30, 2020 and 2019, respectively.

Business Environment

Our business has been significantly impacted by the emergence of the COVID-19 virus, with the Company experiencing lower sales in the first and second quarters of 2020 compared to 2019, first in the Asia Pacific geography and later in the United States, Europe and elsewhere as temporary closures occurred and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection.  In compliance with various governmental orders, beginning in March we restricted access to our main facilities to only essential personnel required to be onsite while maintaining production and distribution.  We are uncertain as to the outlook for sales growth for the remainder of the year and 2021 until such time as an effective vaccine is generally available. See additional discussion in Note 10 and Note 17 to the consolidated condensed financial statements, as well as in Liquidity and Capital Resources below.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2019 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.8	44.3	46.7	44.5
Gross profit	56.2	55.7	53.3	55.5
Selling and administrative expense	39.7	42.0	45.1	43.2
Research and development expense	4.2	4.7	4.7	4.8
Income from operations	12.4	9.0	3.5	7.4
Interest expense	5.0	4.8	5.4	4.7
Other expense	—	0.1	—	0.7
Income (loss) before income taxes	7.3	4.0	(2.0)	2.0
Income tax expense	4.4	1.1	0.4	—
Net income (loss)	2.9%	3.0%	(2.4)%	2.0%

Net Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
			% Change
	2020	2019	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$102.2	$110.3	-7.4%	0.3%	-7.1%
General surgery	135.6	123.3	10.0%	-0.2%	9.8%
Net sales	$237.8	$233.6	1.8%	—%	1.8%

Single-use products	$190.9	$184.4	3.6%	—%	3.6%
Capital products	46.9	49.2	-4.7%	-0.2%	-4.9%
Net sales	$237.8	$233.6	1.8%	—%	1.8%

	Nine Months Ended
			% Change
	2020	2019	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$261.9	$339.5	-22.8%	1.2%	-21.6%
General surgery	347.7	350.7	-0.9%	0.4%	-0.5%
Net sales	$609.6	$690.2	-11.7%	0.9%	-10.8%

Single-use products	$497.1	$547.0	-9.1%	0.9%	-8.2%
Capital products	112.5	143.2	-21.5%	0.7%	-20.8%
Net sales	$609.6	$690.2	-11.7%	0.9%	-10.8%

Net sales increased 1.8% and decreased 11.7% in the three and nine months ended September 30, 2020, respectively. The increase during the three months ended September 30, 2020 compared to the same period a year ago was driven by strong general surgery sales. Net sales decreased across all product lines during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic.

•Orthopedic surgery sales decreased 7.4% and 22.8% in the three and nine months ended September 30, 2020, respectively, primarily driven by continued deferral of non-urgent surgeries as a result of the COVID-19 pandemic. A significant portion of this decline was driven by a reduction in capital equipment purchases as hospitals and surgery centers conserve cash and defer capital outlays.

•General surgery sales increased 10.0% and decreased 0.9% in the three and nine months ended September 30, 2020, respectively. We believe the deferral of non-urgent procedures has had a lesser impact on our general surgery lines as a result of the nature of the products and procedures in which they are used and this belief was borne out in the third quarter by a resumption in growth in these lines, including continued growth in our Buffalo Filter and AirSeal products. The decrease during the nine months ended September 30, 2020 was a result of the deferral of non-urgent surgeries during the first half of the year as a result of the COVID-19 pandemic.

Cost of Sales

Cost of sales increased to $104.1 million in the three months ended September 30, 2020 as compared to $103.5 million in the three months ended September 30, 2019 and decreased to $284.8 million in the nine months ended September 30, 2020 as compared to $307.5 million in the nine months ended September 30, 2019. Gross profit margins increased 50 basis points to 56.2% in the three months ended September 30, 2020 as compared to 55.7% in the three months ended September 30, 2019 and decreased 220 basis points to 53.3% in the nine months ended September 30, 2020 as compared to 55.5% in the nine months ended September 30, 2019.

The increase in gross profit margin of 50 basis points in the three months ended September 30, 2020 was primarily due to lower production costs as well as favorable product and channel mix.

The decrease of 220 basis points in gross margin in the nine months ended September 30, 2020 compared to the same period a year ago was primarily driven by a decline in net sales as well as the following:

•$6.6 million in costs related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic;
•$2.2 million in costs related to product rationalization;
•$1.1 million in restructuring costs related to a voluntary separation arrangement as a result of the COVID-19 pandemic; and
•$4.0 million in costs related to the consolidation of certain manufacturing operations related to winding down operations at certain locations and moving production lines to other facilities.

Refer to Note 13 for further details on the above items.

Selling and Administrative Expense

Selling and administrative expense decreased to $94.4 million in the three months ended September 30, 2020 as compared to $98.2 million in the three months ended September 30, 2019 and decreased to $274.7 million in the nine months ended September 30, 2020 as compared to $298.1 million in the nine months ended September 30, 2019. Selling and administrative expense as a percentage of net sales decreased to 39.7% in the three months ended September 30, 2020 compared to 42.0% in the three months ended September 30, 2019 and increased to 45.1% in the nine months ended September 30, 2020 compared to 43.2% in the nine months ended September 30, 2019.

The decrease in selling and administrative expense for the three and nine months ended September 30, 2020 was driven mainly by actions taken to reduce expenses in response to the COVID-19 pandemic. We experienced reduced travel due to safety measures put in place and reduced trade show costs as shows were cancelled during the year. We also had lower commission costs during the nine months ended September 30, 2020 as sales declined compared to the same period a year ago. In addition, during the nine months ended September 30, 2019, we incurred $11.2 million in acquisition and integration costs relating to the Buffalo Filter acquisition compared to $3.1 million in severance costs related to a voluntary termination program and costs associated with the restructuring of our Orthopedic sales force and a $2.1 million write-off of field inventory used for customer demonstration and evaluation of products resulting from the product rationalization initiative discussed above during the nine months ended September 30, 2020. Refer to Note 13 for further details.

Research and Development Expense

Research and development expense decreased to $9.9 million in the three months ended September 30, 2020 as compared to $11.0 million in the three months ended September 30, 2019. As a percentage of net sales, research and development expense decreased 50 basis points to 4.2% in the three months ended September 30, 2020 as compared to 4.7% in the three months ended September 30, 2019. Research and development expense decreased to $28.8 million in the nine months ended September 30, 2020 as compared to $33.4 million in the nine months ended September 30, 2019. As a percentage of net sales, research and development expense decreased 10 basis points to 4.7% in the nine months ended September 30, 2020 as compared to 4.8% in the nine months ended September 30, 2019. The lower spend is driven by cost cutting measures in light of the COVID-19 pandemic while still investing in key projects.

Other Expense

Other expense in the three months ended September 30, 2020 and 2019 related to non-service pension costs as further described in Note 12.

Other expense in the nine months ended September 30, 2020 related to non-service pension costs as further described in Note 12 and for the nine months ended September 30, 2019 it mainly related to non-service pension costs and costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019. These costs include a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million.

Interest Expense

Interest expense increased to $11.9 million in the three months ended September 30, 2020 from $11.2 million in the three months ended September 30, 2019 and increased to $32.9 million in the nine months ended September 30, 2020 from $32.4 million in the nine months ended September 30, 2019. The weighted average interest rates on our borrowings increased to 4.01% in the three months ended September 30, 2020 as compared to 3.66% in the three months ended September 30, 2019 and decreased to 3.63% in the nine months ended September 30, 2020 as compared to 3.83% in the nine months ended September 30, 2019.

The increase in interest expense during the three months ended September 30, 2020 was due to higher interest rates as compared to the prior period resulting from the amendment to our senior credit facility as more fully described in Note 10 and an increase in non-cash interest expense. The increase in interest expense during the nine months ended September 30, 2020 as compared to the prior period is primarily due to an increase in non-cash interest expense offset by a decrease in interest rates.

Income Tax Expense

Income tax expense has been recorded at an effective tax rate of 60.5% for the three months ended September 30, 2020 compared to 26.2% for the three months ended September 30, 2019. Income tax expense has been recorded at an effective tax rate of (22.9)% for the nine months ended September 30, 2020 compared to 2.1% for the nine months ended September 30, 2019. We calculate our estimated tax liability each quarter based on the level of income and tax liability on a year-to-date basis. At the end of the second quarter of 2020, our loss position resulted in an effective tax rate of 26.6% through the first six months of the year. Given the increase in income in the third quarter of 2020, the year-to-date income level changed and drove a higher level of tax liability in the third quarter on a year-to-date basis. This resulted in a tax rate for the third quarter of 2020 of 60.5% which included a discrete benefit relating to the final issuance of tax regulations regarding US tax on foreign earnings at different rates. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under Note 8 to the consolidated financial statements.

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

As a result of the COVID-19 pandemic, we experienced lower sales in the first and second quarters of 2020 and although we returned to sales growth in the third quarter of 2020, we are uncertain as to the outlook for sales growth for the remainder of the year and 2021 until such time as an effective vaccine is generally available. Due to the decrease in sales, we incurred a net loss in the nine months ended September 30, 2020. On April 17, 2020 we amended our senior credit agreement to suspend our required leverage ratios for up to four quarters. Under the terms of the amendment, we have certain minimum liquidity and fixed charge coverage ratio requirements with which we were in full compliance with as of September 30, 2020. We are forecasting that sales and earnings will be sufficient to remain in compliance with the liquidity and fixed charge coverage ratio requirements under the terms of the amendment. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our revolving credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Operating cash flows

Our net working capital position was $225.2 million at September 30, 2020.  Net cash provided by operating activities was $44.4 million and $54.3 million in the nine months ended September 30, 2020 and 2019, respectively, generated on net income (loss) of $(14.6) million and $13.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash provided by operating activities in 2020 as compared to 2019 was mainly driven by lower sales and net loss in 2020 resulting from the COVID-19 pandemic. Significant impacts to operating cash flows in 2020 includes increases from accounts receivable as amounts owed by customers as of December 31, 2019 were collected during the nine months ended September 30, 2020. These increases to operating cash flow from accounts receivable were largely offset by decreases in operating cash flow caused by higher inventories on lower sales compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2020 decreased $368.3 million from the same period a year ago mainly due to the $364.9 million payment for the Buffalo Filter Acquisition in 2019 and $3.2 million in cash received from the sale of a facility during the third quarter of 2020. Capital expenditures were also lower during the nine months ended September 30, 2020 at $9.9 million compared to $13.9 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2020 was $24.9 million compared to cash provided by financing activities of $337.9 million during 2019. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2020 compared to 2019:

•We received proceeds of $345.0 million during the nine months ended September 30, 2019 related to the issuance of 2.625% convertible notes as further described below.
•We entered into a $265.0 million term loan during the nine months ended September 30, 2019 in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in net proceeds of $114.0 million during the nine months ended September 30, 2019 compared to $9.9 million in payments in the current year.
•We had net proceeds on our revolving line of credit of $10.0 million compared to $65.0 million in payments during the nine months ended September 30, 2019.
•During the nine months ended September 30, 2019, we paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.
•During the nine months ended September 30, 2019, we paid $16.2 million in debt issuance costs associated with the 2.625% convertible notes and the sixth amended and restated senior credit agreement compared to $2.1 million in debt issuance costs during the nine months ended September 30, 2020 in connection with the April 17, 2020 amendment of our sixth amended and restated senior credit agreement as further described below.
•We paid $2.1 million in contingent consideration related to prior acquisitions during the nine months ended September 30, 2020 as compared to $5.7 million during the nine months ended September 30, 2019.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the $345.0 million in 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. As noted above, on April 17, 2020 we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters. Under the terms of the amendment, there are certain minimum liquidity and fixed charge coverage ratio requirements. Interest rates are also adjusted so that the applicable margin for base rate loans is 2.50% per annum and for Eurocurrency rate loans is 3.50% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment.  Interest rates were at LIBOR (subject to 1.00% floor) plus an interest rate margin of 3.50% (4.50% at September 30, 2020).

There were $245.1 million in borrowings outstanding on the term loan facility as of September 30, 2020. There were $230.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2020. Our available borrowings on the revolving credit facility at September 30, 2020 were $352.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2020, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2020. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2020.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report:

1.In some geographies or territories, our field-based sales representatives may be limited in their ability to travel to service or call on customers, with in-person visits in many cases dependent on requests by physicians to cover surgeries, the policies of individual hospitals, surgery centers or other institutions, and the availability of appropriate personal protective equipment;

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

•our ability during the COVID-19 pandemic to continue operations and/or adjust our production schedules in an efficient manner, as a result of current and anticipated weakened demand and/or production delays, if any, from our suppliers;

•significant reductions or volatility in demand for certain surgeries or for certain of our products;

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

We have undertaken steps to reduce our spending and expenses in light of the uncertainty concerning forecasting demand, and consequently revenues. While we expect that we will be well positioned if and/or when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

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
October 29, 2020