Form 10-K
period 2020-12-31
CONMED CORP
filed 2021-02-22
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2020	Commission file number:	001-39218
CONMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		16-0977505
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11311 Concept Boulevard
Largo,	Florida	33773
(Address of principal executive offices)		(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $1.5 billion based upon the closing price of the Company’s common stock on the NYSE Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 17, 2021 was 28,942,757.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement and any other informational filings for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2020

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate”, “project”, “believe”, “anticipate”, “intend”, “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•general economic and business conditions;
•compliance with and changes in regulatory requirements;
•the COVID-19 global pandemic poses significant risks to our business, financial condition and results of operations, which may be heightened if the pandemic, and various government responses to it, continue for an extended period of time;
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
•the risk of an information security breach, including a cybersecurity breach;
•cyclical customer purchasing patterns due to budgetary and other constraints;
•the quality of our management and business abilities and the judgment of our personnel;
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
•the risk of patent, product and other litigation as well as the cost associated with such litigation;
•trade protection measures, tariffs and other border taxes, and import or export licensing requirements; and
•various other factors referenced in this Form 10-K.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 and became a Delaware corporation in May 2020.  CONMED is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.   The Company’s 3,400 employees distribute its products worldwide from three primary manufacturing locations.  In January 2021, we changed the designation of our headquarters from Utica, New York to Largo, Florida.

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

COVID-19

Our business has been significantly impacted by the emergence of the COVID-19 pandemic, with the Company experiencing lower sales in 2020 compared to 2019, first in the Asia/Pacific Rim and later in the United States, Europe and elsewhere as temporary closures occurred and hospitals and surgery centers postponed many non-urgent surgical procedures to minimize the risk of infection. In compliance with various governmental orders, beginning in March 2020 we restricted access to our main facilities to only essential personnel required to be on-site while maintaining production and distribution as medical device manufacturing was deemed essential. See additional discussion under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Business Strategy

CONMED's vision is to empower healthcare providers worldwide to deliver exceptional outcomes for patients through the following initiatives:

•Introduction of New Products and Product Enhancements.  We pursue organic growth through developing new products and enhancing existing products.  We seek to develop new technologies which improve the durability, performance and usability of existing products.  In addition to our internal research and development efforts, we receive new ideas for products and technologies, particularly in procedure-specific areas, from surgeons, inventors and other healthcare professionals.

•Pursue Strategic Acquisitions.  We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. This includes the February 11, 2019 acquisition of Buffalo Filter.

•Realize Manufacturing and Operating Efficiencies.  We continually review our production systems for opportunities to reduce operating costs, consolidate product lines or process flows, reduce inventory and optimize existing processes.

•Geographic Diversification.  We believe that significant growth opportunities exist for our surgical products outside the United States.  Principal international markets for our products include Europe, Latin America, Canada and the Asia/Pacific Rim.

•Active Participation in the Medical Community.  We believe that excellent working relationships with physicians and others in the medical industry enable us to gain an understanding of trends and emerging opportunities.  Active participation allows us to quickly respond to the changing needs of physicians and patients. In addition, we are an active sponsor of medical education both in the United States and internationally, offering training on new and innovative surgical techniques as well as other medical education programs on the use of our products.

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2020	2019	2018
Orthopedic surgery	43%	49%	52%
General surgery	57	51	48
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$862,459	$955,097	$859,634

Orthopedic Surgery

Our orthopedic surgery product offering includes procedure specific, sports medicine implants and single-use products, powered surgical instruments, and sports biologics and tissue. These products are marketed under a number of brands, including Hall®, CONMED Linvatec®, Concept® and Shutt®. In 2020, approximately 74% of orthopedic surgery revenue came from single-use products that are expected to be recurring.

We offer a comprehensive range of products to repair injuries in the articulating joint areas of the body.  Many of these injuries are the result of sports-related events or similar traumas.  Our sports medicine products include powered resection instruments, arthroscopes, reconstructive systems, tissue repair sets, metal and bioabsorbable implants as well as related disposable products and fluid management systems.  It is our standard practice to place some of these products, such as shaver consoles and fluid pumps, with certain customers at no charge in exchange for commitments to purchase disposable products over certain time periods.  We loan this capital equipment, and it is subject to return if the customer does not meet certain minimum single-use purchases. Single-use products include products such as shaver blades, burs and pump tubing.  In sports medicine, we compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc. and Zimmer Biomet, Inc.

Our powered instruments offering is sold principally under the Hall® Surgical brand name, for use in large and small bone orthopedic, arthroscopic, oral/maxillofacial, podiatric, spinal and cardiothoracic surgeries. Our newest products include our Hall® TitanTM Large Bone Powered Instrument System and our Hall® MicroFree® Cordless Small Bone Powered Instrument System.  These systems provide our customers with comprehensive battery-powered, autoclavable, large and small bone power systems to meet the multi-specialty needs of their service lines. In powered instruments, our competition includes Stryker Corporation; Medtronic plc; Johnson & Johnson: DePuy Synthes, Inc.; and Zimmer Biomet, Inc.

Our surgical visualization products offer imaging systems for use in minimally invasive orthopedic and general surgery procedures including 2DHD vision technologies. In surgical visualization, our competition includes Stryker Corporation; Olympus, Inc.; Karl Storz GmbH; Anthrex, Inc.; Smith & Nephew, plc and Richard Wolf.

The Company is party to an agreement with Musculoskeletal Transplant Foundation (“MTF”) for the exclusive worldwide sales representation, marketing and promotion of MTF's allograft tissues in the field of sports medicine and related areas to customers through our sales force and marketing channels. The allograft tissues supplied by MTF under this agreement are used in the reconstruction and/or replacement of tendon, ligament, cartilage or menisci, along with the correction of deformities within the extremities.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical, endoscopic technologies and critical care. In 2020, approximately 88% of general surgery revenue came from single-use products that are expected to be recurring.

Our advanced surgical product offering includes the leading clinical insufflation system (AirSeal®). AirSeal® includes the proprietary valveless access ports that deliver significant benefits to traditional minimally invasive surgery and robotic surgical procedures. The Buffalo Filter acquisition complemented the CONMED portfolio of smoke removal devices, which provides the Company with the broadest portfolio of disposable and capital smoke evacuation products available in the medical device market today. In addition to AirSeal® and the Buffalo Filter® products, the Company manufactures and sells an extensive energy line and a broad offering of endomechanical products. The electrosurgical offering consists of monopolar and bipolar generators, argon beam coagulation generators, handpieces, smoke management systems and other accessories. Our endomechanical products offer a full line of instruments, including the Anchor1 line of tissue retrieval bags, trocars, suction irrigation devices, graspers, scissors and dissectors, used in minimally invasive surgery. Our competition includes Medtronic plc; Johnson & Johnson: Ethicon Endo-Surgery, Inc.; Stryker Endoscopy, Olympus, ERBE Elektromedizin GmbH; and Applied Medical Resources Corporation.

Our advanced endoscopic technologies offering includes a comprehensive line of diagnostic and therapeutic products used in gastroenterology procedures which utilize flexible endoscopes, and other critical care products. This offering includes devices for dilatation, stricture management, hemostasis, products for the treatment of diseases of the biliary structures, and cardiac monitoring, including ECG & EEG electrodes and cardiac defibrillation pads. Our competition includes Boston Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus, Inc.; STERIS Corporation - U.S. Endoscopy and Cantel Medical- Medivators, Inc., Cardinal and 3M Company.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 34% of our total net sales in 2020.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2020, 2019 and 2018.

A significant portion of our U.S. sales are to customers affiliated with GPOs, IDNs and other large national or regional accounts, as well as to the Veterans Administration and other hospitals operated by the Federal government.  For hospital inventory management purposes, some of our customers prefer to purchase our products through independent third-party medical product distributors.

Our employee sales representatives are extensively trained in our various product offerings. Each employee sales representative is assigned a defined geographic area and compensated on a commission basis or through a combination of salary and commission.  The sales force is supervised and supported by either area directors or district managers.  In certain
1Anchor is a trademark of the Anchor Products Company, Addison, Illinois.

geographies, sales agent groups are used in the United States to sell our orthopedic products.  These sales agent groups are paid a commission for sales made to customers while home office sales and marketing management provide the overall direction and training for marketing and positioning of our products. Our sales professionals provide surgeons and other healthcare professionals with information relating to the technical features and benefits of our products.

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

Manufacturing

Raw material costs constitute a substantial portion of our cost of production.  Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers.  Where possible, we work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability.  As a consequence of supply chain best practices, new product development and acquisitions, we often form strategic partnerships with key suppliers. As a result, components and raw materials may be sole sourced. Due to the strength of these suppliers and the variety of products we provide, we do not believe the risk of supplier interruption poses an overall material adverse effect on our financial and operational performance. We schedule production and seek to maintain adequate levels of safety stock based on a number of factors, including experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels.  Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not generally material to an understanding of our business.

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and product technological and design improvements aimed at complementing and expanding existing product lines.  We continually seek to leverage new technologies which improve the durability, performance and usability of existing products.  In addition, we maintain close working relationships with surgeons, inventors and other healthcare professionals who often make new product and technology disclosures, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $1.5 million, $2.0 million and $1.5 million in 2020, 2019 and 2018, respectively.

Amounts expended for Company research and development were approximately $40.5 million, $45.5 million and $42.2 million during 2020, 2019 and 2018, respectively.

Intellectual Property

Patents and other proprietary rights, in general, are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products with expiration dates from 2021 to 2040.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  We believe that the development of new products and technological and design improvements to existing products will continue to be important to our competitive position.

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

We market our products in numerous foreign countries and therefore are subject to regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling requirements, import laws and on-site inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the European Union (“EU”) follow the requirements under the European Medical Device Directives ("EU MDD"), which create a single set of medical device regulations for all member countries.  In addition, the EU enacted the EU Medical Device Regulation ("EU MDR") in May 2017 that replaces the EU MDD. EU MDR becomes effective beginning in May 2021 and continuing through May 2023, depending on the device class, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. These regulations require companies that wish to manufacture and distribute medical devices in the European Union to maintain quality system certifications through European Union recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.  We believe that our products and quality procedures currently meet applicable standards for the countries in which they are marketed.

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

Human Capital Resources

As of December 31, 2020, we had approximately 3,400 full-time employees, including approximately 2,100 in operations, 180 in research and development and the remaining in sales, marketing and related administrative support.

CONMED's Vision is to empower healthcare providers worldwide to deliver positive outcomes for patients. We know that our people are our most important assets and a key part of the focus behind our CONMED Vision. Accordingly, the success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented employees at all levels of our organization who are empowered to deliver positive results. To deliver on our human capital needs, we have developed key recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures align with our corporate pillars and are advanced through various programs and policies including the following:

Talent Management and Succession Planning

The Board is actively engaged and involved in talent management. The Board reviews the Company’s people strategy in support of its business strategy at least annually and frequently discusses talent issues at its meetings. This includes a detailed discussion of the Company’s global leadership bench and succession plans with a focus on key positions at the senior executive level. High-potential leaders are given exposure and visibility to Board members through formal presentations and informal events. More broadly, the Board is regularly updated on key talent indicators for the overall workforce, including diversity, recruiting and development programs.

Competitive Pay and Benefits

Our compensation programs are designed to align the compensation of our employees with CONMED’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve positive results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Our compensation programs are evaluated regularly not only for market competitiveness but as importantly for equality and fairness.

Diversity and Inclusion

A demonstrated commitment to diversity and inclusion is vital to CONMED's success as we seek out individuals who bring their unique capabilities to our Company. At CONMED, we believe that diverse teams stimulate innovation, enhance our understanding of the needs of our global customer base and ultimately deliver better results for our stakeholders. We value individual strengths and are committed to hiring and retaining employees of all different backgrounds and experiences. We also recognize that while representation of diversity in the workforce is not enough to have the impact desired because inclusion is also an imperative, tracking representation of diversity in our workforce helps us to understand where our opportunities exist. These metrics are reviewed on a regular basis at the senior executive level.

Training, Development and Retention

We offer formal in person and e-learning training as well as tuition reimbursement programs to support our culture, strategy and ensure the development of key skills. In addition, we conduct anonymous employee engagement surveys and initiatives on a regular basis the results of which are reviewed both at the individual manager level and corporate wide at the senior executive level to continuously drive and support employee engagement. Finally, we track critical metrics including workforce planning needs and employee turnover, the results of which are reviewed on a regular basis at the senior executive level.

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

In this regard, approximately 18% of our revenues are derived from the sale of capital products.  The sales of such products may be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

The COVID-19 global pandemic may pose significant risks to our business if the pandemic, and various government responses to it, continue for an extended period of time.

The public health actions undertaken to reduce the spread of the virus have created and may continue to create significant disruptions with respect to the demand for non-urgent surgeries in hospitals and surgery centers, hospital and ambulatory surgery center operating volumes, and potentially to our ability to adequately rely on our supply chain.

As of the date of this report:

1.In some geographies or territories, our field-based sales representatives are limited in their ability to travel to service or call on customers, with in-person visits in many cases dependent on requests by physicians to cover surgeries, the policies of individual hospitals, surgery centers or other institutions, and the availability of appropriate personal protective equipment, testing or vaccines;

2.Our office-based employees continue to work remotely, and

3.Our manufacturing facilities and warehouses continue to operate with precautions, including increased hygiene and cleaning within facilities, social distancing, mandatory personal protective equipment and monitoring of temperatures.

As such, the COVID-19 pandemic has directly and indirectly adversely impacted the Company’s business, financial condition and operating results. The extent to which this will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time, including:

•the duration and scope of the COVID-19 pandemic, including any resurgence of the pandemic in some areas and the development of new strains, as well as the effectiveness of vaccines, and the extent to which they are distributed and administered;

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

•costs incurred as a result of actions intended to protect the health and safety of our employees and continued operations, including enhanced cleaning processes and protocols designed to implement appropriate social distancing practices;

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

We have undertaken steps to reduce our spending and expenses in light of the uncertainty concerning forecasting demand, and consequently revenues. While we expect that we will be well positioned as surgeries return to their normalized levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Our financial performance may be adversely impacted by healthcare reform legislation.

Provisions of healthcare legislation, including provisions of the Patient Protection and Affordable Care Act ("ACA") in the United States and any future federal healthcare legislation that may be passed, and similar attempts to reform or manage health care costs in other markets, could meaningfully change the way health care is developed and delivered and may adversely affect our business and results of operations.  For example, the ACA includes provisions aimed at improving quality and decreasing costs of Medicare, governing comparative effectiveness research, and implementing an independent payment advisory board and pilot programs to evaluate alternative payment methodologies.  We also face uncertainties that might result in the modification of health care laws or reimbursement in the United States and other markets. The uncertainty associated with modifications could generally cause healthcare markets to be unstable and we could be subject to some interruptions, the magnitude of which cannot be determined.

Limitations on the availability of Ethylene Oxide (“EtO”) sterilization services may limit our ability to sell certain sterile products.

Approximately 33% of our products when measured in terms of revenues, are sterilized by third-party sterilizers using ethylene oxide, a chemical which, when present or used in high levels of concentrations, has raised some environmental concerns in some areas within the United States, with the result that some EtO sterilization facilities have closed, or are threatened with closure, either temporarily or permanently, in connection with government enforcement actions or enhanced regulations prompted by environmental concerns.  We have been able to work to secure  alternate EtO sterilization services to date, and do not currently expect sterilization availability to have a material impact on our business.  If, however, there are further restrictions on capacity or further government actions adverse to EtO sterilization, it is possible that we could be impacted materially in the future.

As a manufacturer of medical devices that interacts with physicians and health care providers domestically and internationally, we face risks under domestic and foreign regulations, including the Foreign Corrupt Practices Act.

Manufacturers of medical devices have been the subject of various investigations or enforcement actions relating to interactions with health care providers domestically or internationally. The interactions with domestic health care providers are subject to regulations, known as the Anti-Kickback Statute, the Stark Act and the False Claims Act, that generally govern incentives for health care providers, or methods of reimbursement funded in whole or in part by the government. Similarly, the Foreign Corrupt Practices Act (“FCPA”), and similar foreign laws, prohibit certain conduct by manufacturers, generally described as bribery, with respect to interactions, either directly through foreign subsidiaries or indirectly through distributors, with health care providers who may be considered government officials because they are affiliated with public hospitals. The FCPA also imposes obligations on manufacturers listed on U.S. stock exchanges to maintain accurate books and records, and maintain internal accounting controls sufficient to provide assurance that transactions are accurately recorded, lawful and in accordance with management’s authorization. The FCPA can pose unique challenges for manufacturers who operate in foreign cultures where conduct prohibited by the FCPA may not be viewed as illegal in local jurisdictions, and because, in some cases, a United States manufacturer may face risks under the FCPA based on the conduct of third parties over whom the manufacturer may not have complete control.

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

Manufacturing and sales of our products outside the United States are also subject to international regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

•fines or other enforcement actions;
•recall or seizure of products;
•total or partial suspension of production;
•loss of certification;
•withdrawal of existing product approvals or clearances;
•refusal to approve or clear new applications or notices;
•increased quality control costs; or
•criminal prosecution.

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

Our reliance on certain suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. The increases in costs or availability of raw materials may be exacerbated as a result of the COVID-19 pandemic. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

We may not be able to keep pace with technological change or to successfully develop new products with wide market acceptance, which could cause us to lose business to competitors.

The market for our products is characterized by rapidly changing technology.  Our future financial performance will depend in part on our ability to develop and manufacture new products on a cost-effective basis, to introduce them to the market on a timely basis and to have them accepted by surgeons and other healthcare professionals.

We may not be able to keep pace with technology or to develop viable new products.  In addition, many of our competitors are substantially larger with greater financial resources which may allow them to more rapidly develop new products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include:

•capital constraints;
•research and development delays;
•delays in securing regulatory approvals; and
•changes in the competitive landscape, including the emergence of alternative products or solutions which reduce or eliminate the markets for pending products.

Ordering patterns of our customers may change resulting in reductions in sales.

Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand.  Likewise, our healthcare distributor customers purchase our products for ultimate resale to healthcare providers in quantities sufficient to meet the anticipated requirements of the distributors’ customers.  Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us.  This could result in reduced sales.

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

As of December 31, 2020, we had $793.8 million of debt outstanding, representing 52% of total capitalization. We may not have sufficient cash flow available to enable us to meet our obligations.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.  We cannot assure you that any of these strategies could be implemented on terms acceptable to us, if at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7.

The degree to which we are leveraged could have important consequences to investors, including but not limited to the following:

•a portion of our cash flow from operations must be dedicated to debt service and will not be available for operations, capital expenditures, acquisitions, dividends and other purposes;
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited or impaired or may be at higher interest rates;
•we may be at a competitive disadvantage when compared to competitors that are less leveraged;
•we may be hindered in our ability to adjust rapidly to market conditions;
•our degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse circumstances applicable to us; and
•our interest expense could increase if interest rates in general increase because a portion of our borrowings, including our borrowings under our credit agreement, are and will continue to be at variable rates of interest.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Certain of the interest rates applicable to our sixth amended and restated senior credit agreement are calculated using LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. While our sixth amended and restated credit agreement includes provisions for establishing alternative reference rates in the event that LIBOR shall no longer be available or the determination is made to adopt an alternative reference rate, any such alternative reference rate could be higher and more volatile than LIBOR or may otherwise perform differently than LIBOR. The consequences of the adoption of any such alternative reference rates cannot be predicted at this time and may result in exposure to additional interest rate risk and increase the cost of indebtedness under our sixth amended and restated credit agreement.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may incur substantial additional indebtedness, including secured indebtedness. As of December 31, 2020, we have $375.5 million of availability under the senior credit agreement. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the debt that is not similarly secured. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our senior credit agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

A key element of our business strategy has been to expand through acquisitions and we may seek to pursue additional acquisitions in the future.  Our success in pursuing acquisitions depends on our ability to identify target companies or product lines that are available for sale, and, negotiating successful terms with the sellers, as the sellers may also be negotiating with other bidders with greater financial resources than we have. Even when we win a bid, our success is also dependent in part upon our ability to integrate acquired companies or product lines into our existing operations.  We may not have sufficient management and other resources to accomplish the integration of our past and future acquisitions, which may strain our relationship with customers, suppliers, distributors, personnel or others.  There can be no assurance that we will be able to identify and make acquisitions, or that we will be able to obtain financing for such acquisitions, on acceptable terms.  In addition, while we are generally entitled to customary indemnification from sellers of businesses or coverage from representation and warranty insurance for any difficulties that may have arisen prior to our acquisition of each business, acquisitions may involve exposure to unknown liabilities and the amount and time for claiming under these indemnification provisions is often limited.  As a result, our financial performance is now, and will continue to be, subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses.

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related, information assets used in or necessary to conduct business.  We leverage our internal IT infrastructures, and those of our business partners, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. In limited instances, we may also come into possession of information related to patients of our physician customers. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems and otherwise collected, processed, stored, transmitted, disclosed and disposed of by companies are evolving, adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and difficult to anticipate by implementing adequate preventative measures.

Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. For example, the European Union ("EU") General Data Protection Regulation ("GDPR") requires us to manage personal data in the EU and may impose fines of up to four percent of our global revenue in the event of certain violations. Likewise, the California Consumer Privacy Act imposes obligations on companies that conduct business in California, and meet other requirements, with respect to the collection or sale of specified personal information. Other jurisdictions are also implementing or proposing a variety of data privacy laws and regulations. Further, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.

The costs of attempting to protect IT systems and data may increase, and there can be no assurance that these added security efforts will prevent all breaches of our IT systems or thefts of our data. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, we fail to comply with an applicable law or regulation, such as the GDPR, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to potential disruption in operations, loss of customers, reputational, competitive and business harm, and significant costs from remediation, litigation and regulatory actions.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2021 through 2040 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial, and we may not prevail.

While we seek to take reasonable steps to avoid infringing on patents we do not own or license, we cannot be sure that our services and products do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us. These claims could cost us money, prevent us from offering some services or products, or damage our reputation. We cannot assure you that:

•pending patent applications will result in issued patents;
•patents issued to or licensed by us will not be challenged by competitors;
•our patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; or

•we will be successful in defending against pending or future patent infringement claims asserted against our products.

We can be sued for product liability claims and our insurance coverage may be insufficient to cover the nature and amount of any product liability claims.

Even if our products are properly designed and perform as intended, we may be sued. The nature of our products as medical devices, and the litigious environment, should be regarded as potential risks which could significantly and adversely affect our financial condition and results of operations.  The insurance we maintain to protect against claims associated with the use of our products has deductibles and may not adequately cover the amount or nature of any claim asserted against us.  We are also exposed to the risk that our insurers may become insolvent or that premiums may increase substantially.  See “Item 3 - Legal Proceedings” for a further discussion of the risk of product liability actions and our insurance coverage.

Damage to our physical properties as a result of windstorm, earthquake, fire or other natural or man-made disaster may cause a financial loss and a loss of customers.

Although we maintain insurance coverage for physical damage to our property and the resultant losses that could occur during a business interruption, we are required to pay deductibles and our insurance coverage is limited to certain caps.  For example, our deductible for windstorm damage to our Florida property amounts to 2% of any loss. Any increase in the frequency or severity of natural disaster events could result in increased insurance premiums.

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

A significant portion of our revenues, approximately 44% of 2020 consolidated net sales, were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 34% of our total net sales in 2020.  The remaining 10% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have implemented a hedging strategy involving foreign currency forward contracts for 2020, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2022. Our international presence exposes us to certain other inherent risks, including:

•imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by international subsidiaries;
•imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;
•trade barriers and tariffs;
•compliance with economic sanctions, trade embargoes, export controls, and the customs laws and regulations of the many countries in which we operate;
•political risks, including political instability;
•reliance on third parties to distribute our products;
•hyperinflation in certain countries outside the United States; and
•imposition or increase of investment and other restrictions by foreign governments.

We cannot assure you that such risks will not have a material adverse effect on our business and results of operations.

Our new products may fail to achieve expected levels of market acceptance.

New product introductions may fail to achieve market acceptance.  The degree of market acceptance for any of our products will depend upon a number of factors, including:

•our ability to develop and introduce new products and product enhancements in the time frames we currently estimate;
•our ability to successfully implement new technologies;
•the market’s readiness to accept new products;
•having adequate financial and technological resources for future product development and promotion;
•the efficacy of our products; and
•the prices of our products compared to the prices of our competitors’ products.

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

We have paid a quarterly dividend to our shareholders since 2012. However, we may not pay such dividends in the future at the prior rate, or at all. All decisions regarding our payment of dividends will be made by our Board of Directors from time to time, and are subject to an evaluation of our financial condition, results of operations and capital requirements, applicable law, industry practice, contractual restraints and other business considerations. In addition, our senior credit agreement may restrict our ability to pay dividends, and the terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. We may not have sufficient surplus or net profits under Delaware law to be able to pay any dividends, which may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.

Anti-takeover provisions in our organizational documents and Delaware law could delay or prevent a change in control.

Provisions of our certificate of incorporation and bylaws may delay or prevent a merger or acquisition that a shareholder may consider favorable. These provisions include:

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without shareholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the requirement that a special meeting of shareholders may be called only by the board of directors, the chair of the board of directors, the president, or stockholders holding at least 25% of our outstanding stock (subject to certain procedural and informational requirements), which may delay the ability of our shareholders to force consideration of a proposal or to take action;
•the procedural safeguards in place in connection with stockholder action by written consent, including a requirement that stockholders of at least 25% of our outstanding common stock request that the board of directors set a record date to determine the stockholders entitled to act by written consent;
•providing indemnification and exculpation rights to our directors and officers;
•advance notice procedures that shareholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•exclusive forum provisions, including provisions providing for the Court of Chancery of the State of Delaware as the exclusive forum for bringing certain actions.

As a Delaware corporation, we are also subject to Section 203 of the Delaware General Corporation Law, which provides that we may not engage in a business combination, such as a merger, consolidation, recapitalization, asset sale or disposition of stock, with any "interested stockholder" for a period of three years from the date that the interested stockholder first became an interested stockholder unless certain conditions are met.

Any provision of our certificate of incorporation and bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Chihuahua, Mexico	207,720	Lease	October 2024
Chihuahua, Mexico	40,626	Lease	March 2028
Lithia Springs, GA	188,400	Lease	January 2025
Brussels, Belgium	58,276	Lease	June 2024
Mississauga, Canada	22,421	Lease	December 2023
Greenwood Village, CO	22,162	Lease	July 2024
Westborough, MA	19,515	Lease	November 2025
Frenchs Forest, Australia	16,959	Lease	July 2025

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the New York Stock Exchange ("NYSE"), effective February 10, 2020, under the symbol “CNMD”. Prior to this date, our common stock was traded on the NASDAQ Global Market under the same symbol. At February 1, 2021, there were 518 registered holders of our common stock and approximately 31,636 accounts held in “street name”.

Our Board of Directors has authorized a share repurchase program; see Note 9.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2019 and 2020. The fourth quarter dividend for 2020 was paid on January 5, 2021 to shareholders of record as of December 15, 2020. The total dividend payable at December 31, 2020 was $5.8 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risk Factors Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

Refer to Item 12 for information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance.

Performance Graph

The performance graph below compares the yearly percentage change in the Company’s Common Stock with the cumulative total return of the S&P 500 Index, NASDAQ Composite Index and the cumulative total return of the Standard & Poor’s Health Care Equipment Index. The Company added the S&P 500 Index to the graph because the Company changed its listing from the NASDAQ Global Market to the NYSE in February 2020 and believes the S&P 500 Index is a more appropriate index for comparison to our stock performance. In future years, the Company plans to discontinue the use of the NASDAQ Composite Index. In each case, the cumulative total return assumes reinvestment of dividends into the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.  The financial data set forth below should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the Consolidated Financial Statements of the Company and the notes thereto.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018	2017	2016

Statements of Operations Data (1):
Net sales	$862,459	$955,097	$859,634	$796,392	$763,520
Cost of sales	402,159	430,382	390,524	365,351	355,190
Gross profit	460,300	524,715	469,110	431,041	408,330
Selling and administrative expense	373,817	400,141	355,617	351,799	338,400
Research and development expense	40,473	45,460	42,188	32,307	32,254
Income from operations	46,010	79,114	71,305	46,935	37,676
Interest expense	44,052	42,701	20,652	18,203	15,359
Other expense	355	5,188	—	—	2,942
Income before income taxes	1,603	31,225	50,653	28,732	19,375
Provision (benefit) for income taxes	(7,914)	2,605	9,799	(26,755)	4,711
Net income	$9,517	$28,620	$40,854	$55,487	$14,664

Per Share Data:
Basic earnings per share	$0.33	$1.01	$1.45	$1.99	$0.53

Diluted earnings per share	$0.32	$0.97	$1.41	$1.97	$0.52

Dividends per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.80

Other Financial Data:
Depreciation and amortization	$72,625	$72,323	$60,761	$57,506	$54,267
Capital expenditures	13,013	20,066	16,507	12,842	14,753

Balance Sheet Data (at period end):
Cash and cash equivalents	$27,356	$25,856	$17,511	$32,622	$27,428
Total assets	1,751,673	1,775,095	1,369,138	1,357,961	1,328,983
Long-term obligations	852,434	876,541	545,924	576,526	634,455
Total shareholders’ equity	709,038	710,467	662,270	631,432	580,576

(1)Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Selected Financial Data (Item 6), and our Consolidated Financial Statements and related notes contained elsewhere in this report.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview of CONMED Corporation

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

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

	2020	2019	2018
Orthopedic surgery	43%	49%	52%
General surgery	57	51	48
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 82% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 44% in 2020, 46% in 2019 and 48% in 2018.

COVID-19
Our business has been significantly impacted by the emergence of the COVID-19 pandemic, with the Company experiencing lower sales in 2020 compared to 2019, first in the Asia/Pacific Rim and later in the United States, Europe and elsewhere as temporary closures occurred and hospitals and surgery centers postponed many non-urgent surgical procedures to minimize the risk of infection. In compliance with various governmental orders, beginning in March we restricted access to our main facilities to only essential personnel required to be on-site while maintaining production and distribution. We expect revenues to increase in 2021 as compared to 2020. We expect the United States to rebound faster than our international markets based on the expected timing of increases in procedural volumes and general surgery rebounding faster than orthopedic surgery due to the nature of the products. However, the extent and duration of the adverse impact of COVID-19 on our business are still uncertain, rapidly changing and are subject to factors outside of our control, see "Item 1A. Risk Factors" for more information. For additional discussion regarding COVID 19, see Liquidity and Capital Resources below.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Factors that contribute to the recognition of goodwill include synergies that are expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio. Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation (“MTF”).  Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, revenue growth rates, projected cost of sales, customer attrition rates, the discount rate used to discount those cash flows to present value, the assessment of the asset’s useful life, and the consideration of legal, technical, regulatory, economic, and competitive risks. As these are significant estimates, we would obtain the assistance of a third-party valuation specialist in estimating fair values of intangible assets for significant acquisitions.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2020. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

For our indefinite-lived intangible assets, trademarks and tradenames, we performed our impairment testing as of the fourth quarter of 2020 utilizing the relief from royalty income based approach to determine whether the fair value is less than its carrying amount. A considerable amount of management judgment and assumptions are required in performing the impairment testing. The key assumptions used in the impairment testing were long-term revenue growth projections, royalty rates, discount rates and general industry, market and macro-economic conditions. Based upon our assessment, the fair value continues to exceed carrying value.

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

See Note 6 for further discussion of goodwill and other intangible assets.

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $101.2 million as of December 31, 2020. In accounting for this pension plan, we are required to make a number of assumptions, including the expected rate of return on plan assets and discount rate. In determining the expected rate of return on plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. See Note 12 for further discussion of the pension plan.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.6	45.1	45.4
Gross profit	53.4	54.9	54.6
Selling and administrative expense	43.3	41.9	41.4
Research and development expense	4.7	4.8	4.9
Income from operations	5.3	8.3	8.3
Interest expense	5.1	4.5	2.4
Other expense	—	0.5	—
Income before income taxes	0.2	3.3	5.9
Provision (benefit) for income taxes	(0.9)	0.3	1.1
Net income	1.1%	3.0%	4.8%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2020, 2019 and 2018:

			% Change from 2020 to 2019
	2020	2019	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$374.7	$463.3	-19.1%	0.7%	-18.4%
General surgery	487.8	491.8	-0.8%	0.1%	-0.7%
Net sales	$862.5	$955.1	-9.7%	0.4%	-9.3%

Single-use products	$703.0	$756.3	-7.0%	0.4%	-6.6%
Capital products	159.5	198.8	-19.8%	0.2%	-19.6%
Net sales	$862.5	$955.1	-9.7%	0.4%	-9.3%

			% Change from 2019 to 2018
	2019	2018	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$463.3	$446.7	3.7%	0.8%	4.5%
General surgery	491.8	412.9	19.1%	0.3%	19.4%
Net sales	$955.1	$859.6	11.1%	0.6%	11.7%

Single-use products	$756.3	$681.1	11.0%	0.6%	11.6%
Capital products	198.8	178.5	11.3%	0.7%	12.0%
Net sales	$955.1	$859.6	11.1%	0.6%	11.7%

(a) Refer to Non-GAAP Financial Measures below for further details.

Net sales decreased 9.7% to $862.5 million in 2020 from $955.1 million in 2019. Net sales decreased across all product lines in 2020 as a result of the COVID-19 pandemic.

•Orthopedic surgery sales decreased 19.1% in 2020 to $374.7 million from $463.3 million in 2019 primarily driven by deferral of non-urgent surgeries in hospitals and surgery centers as a result of the COVID-19 pandemic. A significant portion of this decline was driven by a reduction in capital equipment purchases as hospitals and surgery centers conserved cash and deferred capital outlays.
•General surgery sales decreased 0.8% in 2020 to $487.8 million from $491.8 million in 2019. The decrease was a result of the deferral of non-urgent surgeries in hospitals and surgery centers as a result of the COVID-19 pandemic. We believe the deferral of non-urgent procedures has had a lesser impact on our general surgery lines as a result of the nature of the products and procedures in which they are used and this belief was borne out in the second half of the year as we experienced sequential growth from the third to the fourth quarter, including continued growth in our Buffalo Filter® and AirSeal® products throughout 2020.

Cost of Sales
Cost of sales was $402.2 million in 2020 compared to $430.4 million in 2019.  Gross profit margins were 53.4% in 2020 and 54.9% in 2019.  The decrease in gross profit margin of 1.5 percentage points in 2020 was driven by the following:

•$6.6 million in costs related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic;
•an increase of $1.1 million in costs related to the consolidation of certain manufacturing operations related to winding down operations at certain locations and moving production lines to other facilities ($4.0 million in 2020 compared to $2.9 million in 2019);
•an increase of $1.5 million in business acquisition costs ($2.8 million in 2020 compared to $1.3 million in 2019);
•$2.2 million in costs related to product rationalization; and
•$1.1 million in restructuring costs related to a voluntary separation arrangement as a result of the COVID-19 pandemic.

Refer to Note 14 for further details.

Selling and Administrative Expense

Selling and administrative expense was $373.8 million in 2020 compared to $400.1 million in 2019. Selling and administrative expense as a percentage of net sales was 43.3% in 2020 and 41.9% in 2019.

The decrease in selling and administrative expense in 2020 was driven mainly by actions taken to reduce expenses in response to the COVID-19 pandemic. We experienced reduced travel due to safety measures put in place and reduced trade show costs as shows were cancelled during the year. We also had lower commission costs during 2020 as sales declined compared to the prior year. In addition, during 2020, we incurred $4.8 million in severance costs related to a voluntary termination program and costs associated with the restructuring of our sales force, a $2.1 million write-off of field inventory used for customer demonstration and evaluation of products resulting from the product rationalization initiative and $1.2 million in acquisition and integration costs relating to the Buffalo Filter acquisition compared to $13.1 million in acquisition and integration costs in 2019. Refer to Note 14 for further details.

Research and Development Expense

Research and development expense was $40.5 million in 2020 and $45.5 million in 2019.  As a percentage of net sales, research and development expense was 4.7% in 2020 and 4.8% in 2019. The lower spend in 2020 was driven by cost cutting measures in light of the COVID-19 pandemic while still investing in key projects.

Interest Expense

Interest expense increased to $44.1 million in 2020 compared to $42.7 million in 2019.  The weighted average interest rates on our borrowings were 3.65% in 2020 decreasing from 3.71% in 2019. The increase in interest expense during 2020 was primarily due to an increase in non-cash interest expense offset by a decrease in outstanding debt balances and slightly lower interest rates.

Other Expense

Other expense during the year ended December 31, 2020 related to non-service pension costs. Other expense during the year ended December 31, 2019 was mainly related to costs associated with our sixth amended and restated senior credit agreement entered into on February 7, 2019 as further described in Note 7. These costs included a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition, and a loss on the early extinguishment of debt of $0.3 million. Also included in 2019 were non-service pension costs.

Provision for Income Taxes

A provision (benefit) for income taxes was recorded at an effective rate of (493.9)% and 8.3% in 2020 and 2019, respectively, as compared to the federal statutory rate of 21.0%. The lower effective tax rate in 2020 was primarily the result of federal tax items having a greater benefit due to lower book income in 2020 as compared to 2019 as well as the benefit relating to the final issuance of tax regulations regarding United States tax on foreign earnings at different rates. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 8.

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

As a result of the COVID-19 pandemic, we experienced lower sales in 2020, however as noted above we expect revenues to increase in 2021. On April 17, 2020 we amended our senior credit agreement to suspend our required leverage ratios for up to four quarters. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on loans and lower the interest floor on Eurocurrency loans agreed upon in April as actual and forecasted results are expected to be better than anticipated. We have certain minimum liquidity and fixed charge coverage ratio requirements with which we were in compliance with as of December 31, 2020. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our revolving credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We have undertaken steps to reduce our spending and expenses in light of our expectation that our revenues will be depressed over the next several months. While we expect that we will be well positioned when surgeries begin to return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

We had total cash on hand at December 31, 2020 of $27.4 million, of which approximately $26.3 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During 2020, we redeployed $15.8 million of cash from certain non-U.S. subsidiaries primarily for U.S. debt reduction which consisted primarily of earnings that were taxed in 2017 as part of the deemed repatriation toll charge implemented by Tax Reform. We may repatriate funds from certain foreign subsidiaries in the future. Refer to Note 8 for further details.

Operating Cash Flows

Our net working capital position was $226.5 million at December 31, 2020.  Net cash provided by operating activities was $64.5 million in 2020 and $95.1 million in 2019 generated on net income of $9.5 million in 2020 and $28.6 million in 2019.   The decrease in cash provided by operating activities in 2020 as compared to 2019 was mainly driven by lower sales and net income in 2020 resulting from the COVID-19 pandemic. Significant impacts to operating cash flows in 2020 include increases from accounts receivable as fourth quarter sales in 2020 were lower than the same period in 2019 offset by decreases in operating cash flow caused by higher inventories on lower sales compared to the same period a year ago. Use of cash in other assets declined in 2020 compared to 2019 as lower sales force activity caused by the pandemic resulted in lower field inventory requirements.

Investing Cash Flows

Net cash used in investing activities decreased to $13.6 million in 2020 compared to $387.7 million in 2019 primarily due to the $365 million payment for the Buffalo Filter acquisition in 2019 and $3.2 million in cash received from the sale of a facility during 2020. Capital expenditures were $13.0 million and $20.1 million in 2020 and 2019, respectively.

Financing Cash Flows

Financing activities in 2020 used cash of $52.1 million compared to providing cash of $300.9 million in 2019. Below is a summary of the significant financing activities:

•During 2019, we received proceeds of $345.0 million related to the issuance of 2.625% convertible notes as further described below.
•During 2019, we entered into a $265.0 million term loan in conjunction with the refinancing of our senior credit agreement. This new term loan replaced the previous term loan and resulted in payments of $13.3 million during the year ended December 31, 2020 compared to $110.7 million in net proceeds in the prior year.
•We had net repayments on our revolving line of credit of $13.0 million and $92.0 million in 2020 and 2019, respectively.
•In 2019, we paid $51.2 million to purchase hedges related to our convertible notes. Partially offsetting this, were proceeds of $30.6 million from the issuance of warrants as further described below.
•We paid $2.7 million and $6.5 million in 2020 and 2019, respectively, in contingent consideration related to prior acquisitions.
•In 2020, we paid debt issuance costs of $3.2 million in connection with the April 17, 2020 and November 20, 2020 amendments of our sixth amended and restated senior credit agreement as further described below compared to $16.2 million in 2019 related to the sixth amended and restated senior credit agreement and 2.625% convertible notes.

On February 7, 2019, we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. As noted above, on April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on the loans and lower the interest floor on Eurocurrency loans agreed upon in April as forecasted results are expected to be better than anticipated. We have certain minimum liquidity and fixed charge coverage ratio requirements. Interest rates are adjusted so that the applicable margin for base rate loans is 2.00% per annum and for Eurocurrency rate loans is 3.00% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the November 2020 amendment. Interest rates were at LIBOR (subject to 0.50% floor) plus an interest rate margin of 3.00% (3.50% at December 31, 2020).

There were $241.8 million in borrowings outstanding on the term loan facility as of December 31, 2020. There were $207.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2020. Our available borrowings on the revolving credit facility at December 31, 2020 were $375.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets.  The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2020, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We have not purchased any shares of common stock under the share repurchase program during 2020.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2020.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$793,812	$18,219	$430,593	$345,000	$—
Purchase obligations	93,606	91,124	2,482	—	—
Lease obligations	25,203	7,666	12,097	4,714	726
Total contractual obligations	$912,621	$117,009	$445,172	$349,714	$726

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 7).  The above table also does not include unrecognized tax benefits of approximately $0.2 million, the timing and certainty of recognition for which is not known (See Note 8).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under two shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 9). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $13.1 million, $11.8 million and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Matters

Through April 1, 2020, our credit facility allowed us to seek to sell products to certain customers in Iran in compliance with applicable laws and regulations and subject to certain terms and conditions, including pre-approval by us and our lenders of the identity of any distributor and prior review of each of the end-customers. We had sales to a third-party distributor in Iran during the first quarter of 2020. We limited such sales into Iran to products that qualified as “medical supplies” within the meaning of the general license, or covered by specific licenses, provided by the Iranian Transactions and Sanctions Regulations set forth in the regulations promulgated by the Office of Foreign Assets Control (“OFAC”) of the United States Department of the Treasury set forth at 31 C.F.R. § 560.530. We have implemented certain controls and processes designed to ensure that the ultimate end-users for the products are those permitted under the OFAC general license, and that the sales and transactions with the Iranian distributor otherwise comply with the requirements of the OFAC regulations. The expected revenues and net profits associated with sales to the Iranian distributor were not material to our overall results of operations.

We do not believe that our activities to date have been subject to required disclosure under Section 13(r) of the Securities Exchange Act of 1934 (the “Exchange Act”), which, among other things, requires disclosure of transactions and activities knowingly entered into with the Government of Iran that do not benefit from an OFAC license and with certain designated parties. If, however, activities are in the future discovered to be within the scope of the transactions and activities captured by Section 13(r) of the Exchange Act, we will make the required disclosures and notices.

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

Foreign currency risk

Approximately 44% of our total 2020 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 34% of our total net sales in 2020.  The remaining 10% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2020, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $4.9 million.

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

Interest rate risk

At December 31, 2020, we had approximately $448.8 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2021 than they did in 2020, interest expense would increase, and income before income taxes would decrease by $4.5 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2021 than they did in 2020, our interest expense would decrease, and income before income taxes would increase by $4.5 million.

Item 8.  Financial Statements and Supplementary Data

Our 2020 Financial Statements are included in this Form 10-K beginning on page 43 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors”, “Delinquent Section 16(a) Reports", “Ethics Disclosure” and "Meetings of the Board of Directors and Committees, Leadership Structure and Risk Oversight” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change-in-Control”, “Director Compensation,” “Pay Ratio” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2021.

Information relating to shareholder approved compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,336,232	$66.76	3,788,058
Equity compensation plans not approved by security holders	—	—	—
Total	3,336,232	66.76	3,788,058

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Nominees for the Board of Directors” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 9, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	43

	Report of Independent Registered Public Accounting Firm	44

	Consolidated Balance Sheets at December 31, 2020 and 2019	46

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018	47

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018	48

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	49

	Notes to Consolidated Financial Statements	51

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II) for the Years Ended December 31, 2020, 2019 and 2018	82

	All other schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)	List of Exhibits

	The exhibits listed on the accompanying Exhibit Index on page 38 below are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONMED CORPORATION

By: /s/ Curt R. Hartman
Curt R. Hartman
(President and Chief
Executive Officer)

Date:
February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CURT R. HARTMAN	President, Chief Executive Officer and
Curt R. Hartman	Chair of the Board of Directors	February 22, 2021

/s/ TODD W. GARNER	Executive Vice President
Todd W. Garner	and Chief Financial Officer	February 22, 2021

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 22, 2021

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Lead Independent Director	February 22, 2021

/s/ DAVID BRONSON
David Bronson	Director	February 22, 2021

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 22, 2021

/s/ LAVERNE COUNCIL
Laverne Council	Director	February 22, 2021

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 22, 2021

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 22, 2021

/s/ BARBARA SCHWARZENTRAUB
Barbara Schwarzentraub	Director	February 22, 2021

/s/ MARK E. TRYNISKI
Mark E. Tryniski	Director	February 22, 2021

/s/ JOHN L. WORKMAN
John L. Workman	Director	February 22, 2021

Exhibit Index

Exhibit No.		Description

2.1	-
Agreement and Plan of Merger, dated May 21, 2020, by and between CONMED Corporation, a New York corporation, and CONMED Corporation, a Delaware corporation (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020).

3.1	-
By-laws of CONMED Corporation, a Delaware corporation (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020).

3.2	-
Certificate of Incorporation of CONMED Corporation, a Delaware corporation (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020 ).

4.1*	-	Description of the Common Stock of CONMED Corporation, a Delaware corporation.

10.1+	-
Employment Agreement between the Company and Curt R. Hartman, dated November 9, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014).

10.2*+	-	Amendment Number 1 to Employment Agreement between CONMED Corporation and Curt R. Hartman dated December 28, 2020.

10.3	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.4	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.5	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.6	-	CONMED Corporation Amended and Restated 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit E of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.7	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.8	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

10.9	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.10	-	CONMED Corporation Executive Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2015).

10.11	-	Amended and Restated 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 23, 2015).

10.12	-	Amended and Restated 2016 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 28, 2016).

10.13	-
Amended and Restated 2020 Non-Employee Director Equity Compensation Plan of CONMED Corporation (incorporated by reference to Exhibit D of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.14	-	2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on November 5, 2018).

10.15	-
Guarantee and Collateral Agreement, dated August 28, 2002, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16	-
First Amendment to Guarantee and Collateral Agreement, dated June 30, 2003, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.17	-
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

10.18	-
Third Amendment to Guarantee and Collateral Agreement, dated as of January 17, 2013, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	-
Fourth Amendment to Guarantee and Collateral Agreement, dated as of January 4, 2016, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

10.20	-
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

10.21	-
First Amendment, dated as of March 13, 2020, to the Sixth Amended and Restated Credit Agreement, dated as of February 7, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.22	-
Second Amendment, dated April 17, 2020, to the Sixth Amendment and Restated Credit Agreement, dated February 7, 2019, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2020).

10.23	-
Third Amendment, dated November 20, 2020, to the Sixth Amendment and Restated Credit Agreement, dated February 7, 2019, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020).

10.24	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.25+	-
Employment Agreement between the Company and Patrick Beyer, dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2019).

10.26+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.27*+	-	Amendment Number 1 to Offer Letter from CONMED Corporation to Todd W. Garner dated December 28, 2020.

10.28	-	Stock Option Inducement Award (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on February 27, 2018).

10.29	-	Restricted Stock Unit Inducement Award (incorporated by reference to Exhibit 4.4 of the Registrants Form S-8 filed on February 27, 2018).

10.30	-
Securities Purchase Agreement, dated as of December 13, 2018, by and between CONMED Corporation and Filtration Group FGC LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2018).

10.31	-
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

10.43	-
Additional Notes Hedge Transaction Confirmation, dated as of January  25, 2019, between CONMED Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.44	-
Additional Warrant Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Barclays Bank PLC (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.45	-
Additional Warrant Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.46	-
Additional Warrant Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.47	-
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2020.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2020.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Pension Benefit Obligation

As described in Note 12 to the consolidated financial statements, the Company’s consolidated pension benefit obligation was $101.2 million as of December 31, 2020. Management's discount rate assumption is the significant assumption in determining the projected benefit obligation of the Company’s pension plan. The discount rate assumption is determined by management using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows.

The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligation is a critical audit matter are (i) the significant judgment by management to determine the pension benefit obligation, (ii) significant auditor judgment, subjectivity, and effort in evaluating management’s significant assumptions related to the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the pension benefit obligation, including controls over management's methodology, significant assumption, and data. These procedures also included, among others, (i) testing the completeness and accuracy of underlying data used in the valuation of the pension benefit obligation and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) testing management’s process for determining the pension benefit obligation, (b) evaluating the appropriateness of the methodology used by management, and (c) evaluating the reasonableness of the discount rate.

 /s/ PricewaterhouseCoopers LLP
Rochester, New York
February 22, 2021

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands except share and per share amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$27,356	$25,856
Accounts receivable, less allowance for doubtful
accounts of $3,876 in 2020 and $2,786 in 2019	177,152	189,097
Inventories	194,868	164,616
Prepaid expenses and other current assets	17,278	17,794
Total current assets	416,654	397,363
Property, plant and equipment, net	111,407	118,883
Deferred income taxes	6,842	5,659
Goodwill	618,440	618,042
Other intangible assets, net	501,537	532,800
Other assets	96,793	102,348
Total assets	$1,751,673	$1,775,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18,415	$13,596
Accounts payable	53,310	55,968
Accrued compensation and benefits	50,171	53,690
Other current liabilities	68,305	64,833
Total current liabilities	190,201	188,087

Long-term debt	735,221	755,211
Deferred income taxes	57,875	74,488
Other long-term liabilities	59,338	46,842
Total liabilities	1,042,635	1,064,628

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2020 and 2019, respectively	313	313
Paid-in capital	382,628	379,324
Retained earnings	457,417	470,844
Accumulated other comprehensive loss	(63,681)	(59,277)
Less: Treasury stock, at cost;
2,410,045 and 2,876,729 shares in
2020 and 2019, respectively	(67,639)	(80,737)
Total shareholders' equity	709,038	710,467
Total liabilities and shareholders' equity	$1,751,673	$1,775,095

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2020, 2019 and 2018
(In thousands except per share amounts)

	2020	2019	2018

Net sales	$862,459	$955,097	$859,634

Cost of sales	402,159	430,382	390,524

Gross profit	460,300	524,715	469,110

Selling and administrative expense	373,817	400,141	355,617

Research and development expense	40,473	45,460	42,188

Operating expenses	414,290	445,601	397,805

Income from operations	46,010	79,114	71,305

Interest expense	44,052	42,701	20,652

Other expense	355	5,188	—

Income before income taxes	1,603	31,225	50,653

Provision (benefit) for income taxes	(7,914)	2,605	9,799

Net income	$9,517	$28,620	$40,854

Per share data:

Basic	$0.33	$1.01	$1.45
Diluted	$0.32	$0.97	$1.41

Other comprehensive income (loss), before income tax:
Foreign currency translation adjustments	$6,963	$25	$(8,369)
Pension liability	(6,499)	35	(885)
Cash flow hedging	(8,489)	(4,736)	10,985
Other comprehensive income (loss), before income tax	(8,025)	(4,676)	1,731

Provision (benefit) for income taxes related to items in other comprehensive income	(3,621)	(1,136)	2,441
Other comprehensive income (loss), net of income tax	$(4,404)	$(3,540)	$(710)

Comprehensive income	$5,113	$25,080	$40,144

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	31,299	$313	$333,795	$440,085	$(49,078)	$(93,683)	$631,432
Common stock issued under employee plans			(2,094)			4,788	2,694
Stock-based compensation			10,037				10,037
Dividends on common stock ($.80 per share)				(22,477)			(22,477)
Comprehensive income (loss):
Foreign currency translation adjustments					(8,369)
Pension liability, net					(672)
Cash flow hedging gain, net					8,331
Net income				40,854
Total comprehensive income							40,144
Cumulative effect of change in accounting principle(1)				6,389	(5,949)		440
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(3,843)			8,158	4,315
Stock-based compensation			11,779				11,779
Dividends on common stock ($.80 per share)				(22,627)			(22,627)
Convertible notes discount, net			39,145				39,145
Convertible notes debt issuance costs			(1,233)				(1,233)
Convertible notes hedge, net			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Foreign currency translation adjustments					25
Pension liability, net					27
Cash flow hedging loss, net					(3,592)
Net income				28,620
Total comprehensive income							25,080
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(9,807)			13,098	3,291
Stock-based compensation			13,111				13,111
Dividends on common stock ($.80 per share)				(22,944)			(22,944)
Comprehensive income (loss):
Foreign currency translation adjustments					6,963
Pension liability, net					(4,929)
Cash flow hedging loss, net					(6,438)
Net income				9,517
Total comprehensive income							5,113
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
(1)We recorded the cumulative impact of adopting ASU 2014-09, Revenue from Contracts with Customers, (and its amendments) and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) in 2018.

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$9,517	$28,620	$40,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,044	18,688	18,530
Amortization of debt discount	9,692	8,302	—
Amortization of deferred debt issuance costs	3,723	3,454	1,042
Amortization	54,581	53,635	42,231
Stock-based compensation	13,111	11,779	10,037
Impairment charges	—	312	4,212
Deferred income taxes	(14,234)	(6,310)	2,063
Loss on early extinguishment of debt	—	300	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	13,920	(13,943)	(17,460)
Inventories	(30,397)	(117)	(15,037)
Accounts payable	(2,977)	38	12,109
Income taxes	(1,644)	(1,867)	(2,193)
Accrued compensation and benefits	(4,123)	9,957	9,044
Other assets	(8,170)	(22,263)	(24,216)
Other liabilities	3,488	4,548	(6,515)
	55,014	66,513	33,847
Net cash provided by operating activities	64,531	95,133	74,701

Cash flows from investing activities:
Payments related to business and asset acquisitions, net of cash acquired	(3,852)	(367,596)	—
Proceeds from sale of a facility	3,227	—	—
Purchases of property, plant and equipment	(13,013)	(20,066)	(16,507)
Net cash used in investing activities	(13,638)	(387,662)	(16,507)

Cash flows from financing activities:
Payments on term loan	(13,250)	(154,312)	(13,125)
Proceeds from term loan	—	265,000	—
Payments on revolving line of credit	(212,000)	(484,000)	(168,000)
Proceeds from revolving line of credit	199,000	392,000	153,000
Proceeds from convertible notes	—	345,000	—
Payments on mortgage notes	—	(836)	(1,574)
Payments related to contingent consideration	(2,671)	(6,466)	(21,323)
Payments related to debt issuance costs	(3,153)	(16,210)	(913)
Dividends paid on common stock	(22,818)	(22,600)	(22,443)
Purchases of convertible notes hedges	—	(51,198)	—
Proceeds from issuance of warrants	—	30,567	—
Other, net	2,833	3,936	2,113
Net cash provided by (used in) financing activities	(52,059)	300,881	(72,265)

Effect of exchange rate changes on cash and cash equivalents	2,666	(7)	(1,040)

Net increase (decrease) in cash and cash equivalents	1,500	8,345	(15,111)

Cash and cash equivalents at beginning of year	25,856	17,511	32,622

Cash and cash equivalents at end of year	$27,356	$25,856	$17,511

	2020	2019	2018

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$—	$5,639	$8,360
Dividends payable	5,775	5,684	5,626

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$30,448	$27,274	$19,660
Income taxes	9,120	10,576	11,048

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Note 1 — Operations and Significant Accounting Policies

Organization and operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

Principles of consolidation

The consolidated financial statements include the accounts of CONMED Corporation and its controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments which affect the reported amounts of assets, liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company considered COVID-19 related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods. The Company believes that the accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

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

Our leases have remaining lease terms of one year to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We only account for such extensions or early terminations when it is reasonably certain we will exercise such options. Refer to Note 5 for further detail on leases.

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

Goodwill and other intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.   Factors that contribute to the recognition of goodwill include synergies expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio. Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation (“MTF”).

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2020. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

For our indefinite-lived intangible assets, trademarks and tradenames, we performed our impairment testing as of the fourth quarter of 2020 utilizing the relief from royalty income based approach to determine whether the fair value is less than its carrying amount. A considerable amount of management judgment and assumptions are required in performing the impairment testing. The key assumptions used in the impairment testing were long-term revenue growth projections, royalty rates, discount rates and general industry, market and macro-economic conditions. Based upon our assessment, the fair value continues to exceed carrying value.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2020 and 2019 is $43.3 million and $50.3 million, respectively.
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

Revenue recognition

The Company recognizes revenue when we have satisfied a performance obligation by transferring a promised good or service (that is an asset) to a customer. An asset is transferred when the customer obtains control of that asset. The following policies apply to our major categories of revenue transactions:

•Revenue is recognized when product is shipped at which point the performance obligation is satisfied and the customer obtains control of the product.

•We place certain of our capital equipment with customers on a loaned basis and at no charge in exchange for commitments to purchase related single-use products over time periods generally ranging from one to three years.  In these circumstances, no revenue is recognized upon capital equipment shipment as the equipment is loaned and subject to return if certain minimum single-use purchases are not met.  Revenue is recognized upon the sale and shipment of the related single-use products.  The cost of the equipment is amortized over its estimated useful life which is generally five years.

•We recognize revenues in accordance with the terms of our agreement with MTF on a net basis as our role is that of an agent earning a commission or fee. MTF is responsible for the sourcing, processing and distribution of allograft tissue for sports medicine procedures while the Company represents, markets and promotes MTF’s sports medicine allograft tissues to customers. The Company is paid a fee by MTF which is calculated as a percentage of the net amounts invoiced by MTF to customers for sports medicine allograft tissues. The Company accounts for the services provided to MTF as a series of distinct performance obligations and each service is recognized over time as MTF simultaneously receives and consumes the benefit.

•Product returns are only accepted at the discretion of the Company and in accordance with our “Returned Goods Policy”.  Historically, the level of product returns has not been significant.  We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

•Our terms of sale to customers generally do not include any obligations to perform future services.  Limited warranties are provided for capital equipment sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

•Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $14.6 million, $15.4 million and $14.0 million for 2020, 2019 and 2018, respectively.

•We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

•We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment.  We do so by applying historical loss rates to our accounts receivable aging schedule to estimate expected credit losses. We further adjusted expected credit losses for specifically identified and forecasted credit losses. Historically, losses on accounts receivable have not been material.  Management believes that the allowance for doubtful accounts is adequate to provide for probable losses resulting from accounts receivable.

•We sell extended warranties to customers that are typically for a period of one to three years. The related revenue is recorded as a contract liability and recognized over the life of the contract on a straight-line basis, which is reflective of our obligation to stand ready to provide repair services.

Please refer to Note 10 for further detail on revenue.

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2020, 2019 and 2018, respectively:

	2020	2019	2018

Net income	$9,517	$28,620	$40,854

Basic-weighted average shares outstanding	28,581	28,325	28,118

Effect of dilutive potential securities	883	1,170	772

Diluted-weighted average shares outstanding	29,464	29,495	28,890

Net income (per share)
Basic	$0.33	$1.01	$1.45
Diluted	0.32	0.97	1.41

The shares used in the calculation of diluted EPS exclude options and stock appreciation rights ("SARs") to purchase shares where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 1.4 million, 0.7 million and 0.7 million at December 31, 2020, 2019 and 2018, respectively.  As more fully described in Note 7, our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The calculation of diluted EPS would include potential diluted shares upon conversion of the Notes when the average market price per share of our common stock for the period, is greater than the conversion price of the Notes of $88.80. During the years ended December 31, 2020 and 2019, our average share price has not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any. We have entered into convertible notes hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2017	$(3,530)	$(25,813)	$(19,735)	$(49,078)

Other comprehensive income (loss) before reclassifications, net of tax	7,639	(2,711)	(8,369)	(3,441)
Amounts reclassified from accumulated other comprehensive income before tax(a)	913	2,689	—	3,602
Income tax	(221)	(650)	—	(871)

Net current-period other comprehensive income (loss)	8,331	(672)	(8,369)	(710)

Cumulative effect of change in accounting principle(b)	(716)	(5,233)	—	(5,949)

Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	2,936	(2,158)	25	803
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(8,607)	2,881	—	(5,726)
Income tax	2,079	(696)	—	1,383

Net current-period other comprehensive income (loss)	(3,592)	27	25	(3,540)

Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	(5,393)	(7,068)	6,963	(5,498)
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(1,378)	2,821	—	1,443
Income tax	333	(682)	—	(349)

Net current-period other comprehensive income (loss)	(6,438)	(4,929)	6,963	(4,404)

Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

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

Acquisition related costs included in the determination of pro forma net income for the year ended December 31, 2018 were $1.3 million in cost of goods sold and $13.1 million in selling and administrative expense on the consolidated statement of comprehensive income. Such amounts are excluded from the determination of pro forma net income for the year ended December 31, 2019.

Net sales associated with Buffalo Filter of $49.6 million have been recorded in the consolidated statement of comprehensive income for the year ended December 31, 2019. It is impracticable to determine the earnings recorded in the consolidated statement of comprehensive income for the year ended December 31, 2019 as these amounts are not separately measured.

On December 4, 2019, we acquired, through a share purchase agreement, the operations of a distributor for total estimated consideration of approximately $13.9 million. The purchase price included $4.1 million of identifiable intangible assets and $0.7 million of goodwill. Pro forma results of operations for the acquisition have not been presented as they are not material to our results of operations, either individually or in aggregate, for the period ended December 31, 2019.

Note 3 — Inventories

Inventories consist of the following at December 31:

	2020	2019
Raw materials	$71,807	$51,103
Work in process	15,864	15,142
Finished goods	107,197	98,371
	$194,868	$164,616

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2020	2019
Land	$4,027	$4,686
Building and improvements	93,886	95,632
Machinery and equipment	243,810	233,140
Construction in progress	15,680	13,318
	357,403	346,776
Less: Accumulated depreciation	(245,996)	(227,893)
	$111,407	$118,883

Internal-use software, included in gross machinery and equipment at December 31, 2020 and 2019 was $50.3 million and $49.6 million, respectively, with related accumulated depreciation of $42.9 million and $38.7 million, respectively. Internal use software depreciation expense was $4.7 million, $4.8 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Also, during 2020, we sold a vacant facility for $3.2 million.

Note 5 – Leases

Lease costs for the year ended December 31, consist of the following:

	2020	2019
Operating lease cost:
Straight-line lease cost	$7,255	$7,780
Right-of-use asset impairment cost	—	312
Total operating lease cost	7,255	8,092
Finance lease cost:
Depreciation	355	238
Interest on lease liabilities	33	27
Total finance lease cost	388	265
Total lease cost	$7,643	$8,357

Rent expense on operating leases was approximately $8.7 million for the year ended December 31, 2018 in accordance with ASC 840. During 2018, we entered into capital lease obligations of $0.2 million, in connection with the purchase of equipment, in accordance with ASC 840.

Supplemental balance sheet information related to leases as of December 31, is as follows:

	2020	2019
Operating leases
Other assets (net of lease impairment of $1,001 at December 31, 2019)	$21,659	$23,099

Other current liabilities	$7,469	$7,268
Other long-term liabilities	14,756	17,096
Total operating lease liabilities	$22,225	$24,364

Finance leases
Property, plant and equipment, gross	$1,762	$1,684
Accumulated depreciation	(825)	(479)
Property, plant and equipment, net	$937	$1,205

Current portion of long-term debt	$197	$346
Long-term debt	390	490
Total finance lease liabilities	$587	$836

Weighted average remaining lease term (in years)
Operating leases	3.76 years	4.43 years
Finance leases	3.22 years	3.61 years

Weighted average discount rate
Operating leases	5.00%	4.84%
Finance leases	4.93%	4.70%

Supplemental cash flow information related to leases for the year ended December 31, was as follows:

	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,535	$8,459
Financing cash flows from finance leases	373	380

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,242	12,800
Finance leases	76	563

Maturities of lease liabilities as of December 31, 2020 are as follows:

	Finance Lease	Operating Lease

2021	$197	$7,469
2022	254	6,792
2023	129	4,922
2024	38	3,676
2025	2	998
Thereafter	—	726
Total lease payments	620	24,583

Less imputed interest	(33)	(2,358)

Total lease liabilities	$587	$22,225

As of December 31, 2020, we have not entered into any operating or finance leases that have not yet commenced.

Note 6 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2020	2019
Balance as of January 1,	$618,042	$400,440

Goodwill resulting from business combinations	—	217,482

Goodwill adjustment resulting from business combinations	(1,009)	—

Foreign currency translation	1,407	120

Balance as of December 31,	$618,440	$618,042

During 2019, the Company acquired Buffalo Filter as further described in Note 2. Goodwill resulting from the acquisition amounted to $215.8 million and acquired intangible assets including customer and distributor relationships, developed technology and trademarks and tradenames amounted to $140.0 million. Total accumulated goodwill impairment losses aggregated $107.0 million at December 31, 2020 and 2019, respectively. During 2019, the Company acquired a distributor as further described in Note 2 resulting in identifiable intangible assets of $4.1 million and goodwill. During 2020, the Company recorded a measurement period adjustment related to the acquired distributor.

Other intangible assets consist of the following:

	December 31, 2020			December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:

Customer and distributor relationships	24	$342,639	$(134,555)	$342,568	$(115,311)

Sales representation, marketing and promotional rights	25	149,376	(54,000)	149,376	(48,000)

Patents and other intangible assets	15	73,516	(48,882)	70,646	(46,456)

Developed technology	16	106,604	(19,705)	106,604	(13,171)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

	22	$758,679	$(257,142)	$755,738	$(222,938)

Amortization expense related to intangible assets which are subject to amortization totaled $34.2 million, $32.3 million and $23.2 million for the years ending December 31, 2020, 2019 and 2018, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income. Included in developed technology is $1.6 million, $6.5 million and $21.3 million of earn-out consideration that was paid during 2020, 2019 and 2018, respectively, and an additional accrual of $6.0 million that is considered probable as of December 31, 2020 associated with a prior asset acquisition. The accrual is recorded in other current and other long-term liabilities at December 31, 2020.

The estimated amortization expense related to intangible assets at December 31, 2020 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2021	$27,535	$6,000	$33,535
2022	26,377	6,000	32,377
2023	25,609	6,000	31,609
2024	24,794	6,000	30,794
2025	25,046	6,000	31,046

Note 7 — Long Term Debt

Long-term debt consists of the following at December 31:

	2020	2019
Revolving line of credit	$207,000	$220,000
Term loan, net of deferred debt issuance costs of $1,668 and $1,528 in 2020 and 2019, respectively	240,145	253,535
2.625% convertible notes, net of deferred debt issuance costs of $5,475 and $7,252 in 2020 and 2019, respectively, and unamortized discount of $33,620 and $43,312 in 2020 and 2019, respectively	305,904	294,436
Financing leases	587	836
Total debt	753,636	768,807
Less: Current portion	18,415	13,596
Total long-term debt	$735,221	$755,211

On February 7, 2019, we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. On April 17, 2020. we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters as a result of the potential impact from the COVID-19 pandemic. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on the loans and lower the interest floor on Eurocurrency loans agreed upon in April. Interest rates are adjusted so that the applicable margin for base rate loans is 2.00% per annum and for Eurocurrency rate loans is 3.00% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment. Interest rates were at LIBOR (subject to 0.50% floor) plus an interest rate margin of 3.00% (3.50% at December 31, 2020).

There were $241.8 million in borrowings outstanding on the term loan facility as of December 31, 2020. There were $207.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2020. Our available borrowings on the revolving credit facility at December 31, 2020 were $375.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2020. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the years ended December 31, 2020 and 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $9.7 million and $8.3 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For the year ended December 31, 2020 and 2019, we have recorded interest expense on the Notes of $9.1 million and $8.4 million, respectively, at the contractual coupon rate of 2.625%.

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

The scheduled maturities of long-term debt outstanding at December 31, 2020 are as follows:

2021	$18,219
2022	24,843
2023	405,750
2024	345,000
2025	—
Thereafter	—
The above amounts exclude debt discount,deferred debt issuance costs and financing leases.

Note 8 — Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	2020	2019	2018
Current tax expense (benefit):
Federal	$(729)	$96	$(1,077)
State	86	444	777
Foreign	6,963	8,375	8,036
	6,320	8,915	7,736
Deferred income tax expense (benefit):
Federal	(12,253)	(3,970)	4,478
State	(1,173)	(938)	62
Foreign	(808)	(1,402)	(2,477)
	(14,234)	(6,310)	2,063

Provision (benefit) for income taxes	$(7,914)	$2,605	$9,799

A reconciliation between income taxes computed at the statutory federal rate and the provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 follows:

	2020	2019	2018
Tax provision at statutory rate based on income before income taxes	21.0%	21.0%	21.0%

Stock-based compensation	(267.7)	(15.4)	(1.6)

Settlement of taxing authority examinations	(122.9)	(7.7)	(0.7)

Federal research credit	(124.2)	(4.0)	(2.8)

Tax treaty protocols	—	(2.9)	—

US tax on worldwide earnings at different rates	(123.7)	7.9	2.9

Foreign income taxes	129.6	6.4	3.6

Non deductible/non-taxable items	28.6	2.8	(1.4)

State income taxes, net of federal tax benefit	(24.5)	0.3	1.6

International tax reform	—	—	(3.6)

US tax reform	—	—	1.8

Other, net	(10.1)	(0.1)	(1.5)

	(493.9)%	8.3%	19.3%

The 2017 Tax Cuts and Jobs Act ("Tax Reform") was enacted on December 22, 2017. The Tax Reform included a number of changes in existing tax law impacting businesses, including a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018.

The SEC issued Staff Accounting Bulletin No. 118 to allow for a one-year measurement period to finalize estimated provisional amounts and the overall assessment of the impacts of Tax Reform. During 2018, the Company finalized its accounting and recorded $1.3 million of tax expense related to the revaluation of certain deferred tax items. This expense was offset in part by $0.4 million of tax benefit primarily resulting from finalization of the deemed repatriation toll charge, related foreign tax credits and adjustments to foreign withholding amounts. The final tax benefit related to Tax Reform was $31.0 million.

The Company has elected to account for Global Intangible Low Tax Income ("GILTI") using the period cost method. The net impact of GILTI including the allowable GILTI deduction is presented in the rate reconciliation as a component of “US tax on worldwide earnings at different rates” and is offset in part by the Foreign Derived Intangible Income deduction (“FDII”).

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Assets:
Inventory	$4,649	$4,085
Net operating losses	22,197	3,679
Capitalized research and development	5,187	6,201
Deferred compensation	2,240	2,102
Accounts receivable	2,784	2,556
Compensation and benefits	7,540	6,049
Accrued pension	5,348	3,710
Research and development credit	13,540	10,321
Interest limitation	—	5,702
Convertible notes hedge	6,999	9,004
Lease liabilities	4,452	5,688
Other	6,793	4,336
Less: valuation allowances	(2,721)	(1,732)
	79,008	61,701

Liabilities:
Goodwill and intangible assets	104,119	102,015
Depreciation	2,512	301
State taxes	9,614	11,161
Unremitted foreign earnings	2,423	2,619
Convertible notes debt discount	7,060	9,096
Lease right-of-use assets	4,313	5,338
	130,041	130,530

Net liability	$(51,033)	$(68,829)

    Income before income taxes consists of the following U.S. and foreign income:

	2020	2019	2018
U.S. income	$(16,026)	$5,332	$24,320
Foreign income	17,629	25,893	26,333
Total income	$1,603	$31,225	$50,653

As of December 31, 2020, the amount of federal net operating loss carryforward was $19.4 million and begins to expire in 2027. As of December 31, 2020, the amount of federal research credit carryforward available was $13.5 million.  These credits begin to expire in 2027.

We have accrued tax liabilities related to the amount of unremitted earnings at December 31, 2017 and certain subsequent unremitted earnings as these are not considered permanently reinvested.  Deferred taxes have not been accrued on unremitted earnings subsequent to December 31, 2017 that are considered permanently reinvested. The amount of such untaxed foreign earnings for the periods occurring after December 2017 totaled $22.6 million. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts. The Company has estimated foreign withholding taxes of $1.5 million would be due if these earnings were repatriated.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 to provide economic relief in the early wake of the COVID-19 pandemic. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Income tax relief includes temporary favorable changes to net operating loss and interest expense annual deduction limitations. Additionally, on December 27, 2020, the Consolidated Appropriations Act was signed into law to enhance and expand provisions of the CARES Act and provide other taxpayer relief. These provisions did not have a material impact to our 2020 financial results.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2018.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2020	2019	2018
Balance as of January 1,	$2,170	$3,073	$2,943

Increases (decreases) for positions taken in prior periods	—	—	(250)

Increases for positions taken in current periods	—	1,650	1,017

Decreases in unrecorded tax positions related to settlement with the taxing authorities	(1,970)	(2,404)	(370)

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	(149)	(267)

Balance as of December 31,	$200	$2,170	$3,073

If the total unrecognized tax benefits of $0.2 million at December 31, 2020 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2018, 2019 and 2020 related to these unrecognized tax benefits was not material and is included in the provision (benefit) for income taxes in the consolidated statements of comprehensive income.

Note 9 – Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The total dividend per share was $0.80 for each of 2020, 2019 and 2018. The fourth quarter dividend for 2020 was paid on January 5, 2021 to shareholders of record as of December 15, 2020. The total dividend payable was $5.8 million and $5.7 million at December 31, 2020 and 2019, respectively, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2020 and 2019, no preferred stock had been issued.

    Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2020, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2020, 2019, and 2018 we did not repurchase any shares.

We have reserved 7.1 million shares of common stock for issuance to employees and directors under two shareholder approved share-based compensation plans (the "Plans") of which approximately 3.8 million shares remain available for grant at December 31, 2020.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a 4 to 5 year period from date of grant.  Stock options and SARs expire 10 years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $13.1 million, $11.8 million and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.  These amounts are included in selling and administrative expense. Tax related benefits of $3.2 million, $2.8 million and $2.3 million were also recognized for the years ended December 31, 2020, 2019 and 2018, respectively.  Cash received from the exercise of stock options was $13.7 million, $7.7 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Grant date fair value of stock options and SARs	$22.62	$20.59	$14.78
Expected stock price volatility	26.89%	26.59%	25.69%
Risk-free interest rate	0.89%	2.58%	2.62%
Expected annual dividend yield	0.82%	1.08%	1.34%
Expected life of options & SARs (years)	5.5	5.6	5.7

The following table illustrates the stock option and SAR activity for the year ended December 31, 2020:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2019	3,253	$55.97

Granted	859	$95.84
Forfeited	(250)	$72.81
Exercised	(526)	$45.07

Outstanding at December 31, 2020	3,336	$66.76
Exercisable at December 31, 2020	1,199	$52.18
Stock options & SARs expected to vest	2,137	$74.94

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2020 was 7.2 years and 5.8 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2020 was $150.9 million and $71.7 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2020, 2019 and 2018 was $26.6 million, $17.0 million and $4.2 million, respectively.

The following table illustrates the RSU and PSU activity for the year ended December 31, 2020:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2019	169	$48.94

Granted	37	$85.45
Vested	(140)	$43.99
Forfeited	(5)	$79.30

Outstanding at December 31, 2020	61	$77.03

The weighted average fair value of awards of RSUs granted in the years ended December 31, 2020, 2019 and 2018 was $85.45, $78.64 and $61.76, respectively.

The total fair value of RSUs and PSUs vested was $6.2 million, $2.8 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was $33.1 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.4 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2020, we issued approximately 22,165 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 10 — Revenues

The following tables present revenue disaggregated by product line and timing of revenue recognition for the years ended December 31, 2020, 2019 and 2018:

	2020
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$340,318	$484,147	$824,465
Services transferred over time	34,387	3,607	37,994
Total sales from contracts with customers	$374,705	$487,754	$862,459

	2019
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$426,893	$489,313	$916,206
Services transferred over time	36,429	2,462	38,891
Total sales from contracts with customers	$463,322	$491,775	$955,097

	2018
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$413,630	$411,391	$825,021
Services transferred over time	33,098	1,515	34,613
Total sales from contracts with customers	$446,728	$412,906	$859,634

Revenue disaggregated by primary geographic market where the products are sold is included in Note 11.

Contract liability balances related to the sale of extended warranties to customers are as follows:

	December 31, 2020	December 31, 2019

Contract Liability	$13,666	$14,276

Revenue recognized during years ended December 31, 2020, 2019 and 2018 from amounts included in contract liabilities at the beginning of the period were $9.3 million, $6.8 million and $5.0 million, respectively. There were no material contract assets as of December 31, 2020 and December 31, 2019.

Note 11 — Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures including 2DHD and 3DHD vision technologies and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales and primary geographic market where the products are sold, are as follows for the years ended December 31, 2020, 2019 and 2018:

	2020
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$139,715	$342,349	$482,064
Americas (excluding the United States)	50,356	28,358	78,714
Europe, Middle East & Africa	90,998	70,086	161,084
Asia Pacific	93,636	46,961	140,597
Total sales from contracts with customers	$374,705	$487,754	$862,459

	2019
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$179,419	$337,246	$516,665
Americas (excluding the United States)	64,269	31,004	95,273
Europe, Middle East & Africa	118,301	64,248	182,549
Asia Pacific	101,333	59,277	160,610
Total sales from contracts with customers	$463,322	$491,775	$955,097

	2018
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$172,462	$276,186	$448,648
Americas (excluding the United States)	66,519	31,009	97,528
Europe, Middle East & Africa	112,998	53,565	166,563
Asia Pacific	94,749	52,146	146,895
Total sales from contracts with customers	$446,728	$412,906	$859,634

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2020 and 2019.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2020, 2019 and 2018.

Note 12 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $8.9 million, $9.1 million and $8.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2020	2019
Accumulated benefit obligation	$101,242	$92,052

Change in benefit obligation
Projected benefit obligation at beginning of year	$92,052	$80,776
Service cost	717	1,010
Interest cost	2,555	3,130
Actuarial loss	10,963	10,561
Benefits paid	(1,933)	(2,299)
Settlements	(3,112)	(1,126)
Projected benefit obligation at end of year	$101,242	$92,052

Change in plan assets
Fair value of plan assets at beginning of year	$75,321	$66,307
Actual gain (loss) on plan assets	6,664	12,439
Benefits paid	(1,933)	(2,299)
Settlements	(3,112)	(1,126)
Fair value of plan assets at end of year	$76,940	$75,321

Funded status	$(24,302)	$(16,731)

The projected benefit obligation increased $9.2 million as of December 31, 2020 mainly due to the decrease in the discount rate from 3.33% at December 31, 2019 to 2.44% at December 31, 2020.

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2020	2019
Other long-term liabilities	$(24,302)	$(16,731)
Accumulated other comprehensive loss	(48,285)	(41,787)

Accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 consists of net actuarial losses not yet recognized in net periodic pension cost (before income taxes).

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2020	2019
Discount rate	2.44%	3.33%

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2020 and 2019 are as follows:

	2020	2019
Current year actuarial loss	$(9,319)	$(2,846)
Amortization of actuarial loss	2,821	2,881
Total recognized in other comprehensive loss	$(6,498)	$35

Net periodic pension cost for the years ended December 31, consists of the following:

	2020	2019	2018
Service cost	$717	$1,010	$675
Interest cost on projected benefit obligation	2,555	3,130	2,806
Expected return on plan assets	(5,021)	(4,725)	(5,418)
Amortization of loss	2,821	2,881	2,689
Net periodic pension cost	$1,072	$2,296	$752

Non-service cost of $0.4 million and $1.3 million is included in other expense in the consolidated statements of comprehensive income for the years ended 2020 and 2019, respectively.

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2020	2019	2018
Discount rate on benefit obligation	3.33%	4.37%	3.69%
Effective rate for interest on benefit obligation	2.88%	4.01%	3.28%
Expected return on plan assets	7.00%	7.50%	7.50%

The Company’s discount rate assumption is the significant assumption in determining the projected benefit obligation of the Company’s pension plan.

The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by management using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows.

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

The allocation of plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2020	2019	2021
Equity securities	76%	74%	75%
Debt securities	24%	26%	25%
Total	100%	100%	100%

As of December 31, 2020, the pension plan held 27,562 shares of our common stock, which had a fair value of $3.1 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 16. Following is a description of the valuation methodologies used for our pension assets. There have been no changes in the methodologies used at December 31, 2020 and 2019:

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

The following table sets forth the value of the pension plan's assets as of December 31, 2020 and December 31, 2019:

	2020	2019
Investments measured at fair value:
Level 1
Common Stock	$9,185	$8,307
Fixed Income Securities	17,848	18,609
Total Investments measured at fair value	27,033	26,916

Investments measured at NAV:
Money Market Fund	915	789
Mutual Funds	48,992	47,616
Total Investments measured at NAV	49,907	48,405

Total Investments	$76,940	$75,321

We do not expect to make any contributions to our pension plan for 2021.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2020 and reflect the impact of expected future employee service.

2021	$5,579
2022	6,275
2023	5,944
2024	5,545
2025	5,815
2026-2030	26,944

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million under a liquidated damages clause, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the liquidated damages. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier. We previously recorded a charge to write off assets and released a previously accrued contingent consideration liability. In a pre-trial filing the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial had been scheduled to take place in the Delaware Chancery Court in December 2020, but was postponed, and is now expected to take place in March and April 2021. The Company has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable. We expect to defend the claims asserted by the sellers of EndoDynamix, although there can be no assurance that we will prevail in the trial and/or any resulting appeals.

On June 17, 2020, our Seoul, South Korea Office was served with a search warrant by the Incheon Customs Office ("ICO") as part of what we believe to be an industry-wide criminal investigation concerning alleged manipulation of transfer pricing and maximum reimbursement pricing. We understand that the period under investigation with respect to CONMED related to 2016-2019. The ICO had previously audited the transfer pricing applied to the majority of our imports into Korea, without any resulting material adjustments. We believed that our transfer pricing was appropriate, on an aggregate basis. In December 2020, we resolved the investigation with an agreement to pay administrative fines amounting to $0.02 million, and an agreement to adjust the transfer price for one discreet product line whose revenues accounted for less than 1% of the aggregate imports during the period in question. The Company now considers the matter closed.

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

Note 14 — Acquisition and Other Expense

Acquisition and other expense for the year ended December 31, consists of the following:

	2020	2019	2018
Plant underutilization costs	$6,586	$—	$—
Manufacturing consolidation costs	3,993	2,858	—
Acquisition and integration costs	2,820	1,335	—
Product rationalization costs - inventory	2,169	—	—
Restructuring costs	1,087	—	—
Acquisition and other expense included in cost of sales	$16,655	$4,193	$—

Restructuring and related costs	$4,782	$—	$—
Product rationalization costs - field inventory	2,095	—	—
Acquisition and integration costs	1,192	13,066	2,372
Acquisition and other expense included in selling and administrative expense	$8,069	$13,066	$2,372

Impairment charges included in research and development expense	$—	$—	$4,212

Debt refinancing costs included in other expense	$—	$3,904	$—

During 2020, we recorded a $6.6 million charge to cost of sales related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic.

During 2020, we incurred $4.0 million in costs related to the consolidation of certain manufacturing operations which were charged to cost of sales. These costs related to winding down operations at certain locations and moving production lines to other facilities. During 2019, we incurred $2.9 million in severance and other costs related to the consolidation of certain manufacturing operations. These costs were charged to cost of sales.

During 2020, we recognized costs for inventory step-up adjustments and other costs related to a previous acquisition of $2.8 million. During 2019, we incurred $1.3 million in costs for inventory adjustments and other costs associated with the acquisition of Buffalo Filter as further described in Note 2. These costs were charged to cost of sales.

During 2020, we performed an analysis of our product lines and determined certain catalog numbers, principally related to capital equipment, would be discontinued and consolidated into existing product offerings. We consequently recorded a $2.2 million charge to cost of sales to write-off inventory of the discontinued products. In addition, we incurred $2.1 million in costs related to the write-off of field inventory used for customer demonstration and evaluation of the discontinued products which we charged to selling and administrative expense.

During 2020, we incurred $1.1 million in restructuring costs related to a voluntary separation arrangement with employees as a result of the COVID-19 pandemic which were charged to cost of sales based on the job function of the affected employees. Substantially all of the costs associated with the voluntary separation arrangement were paid during 2020.

During 2020, we recorded a charge of $3.8 million related to the restructuring of our sales force which was charged to selling and administrative expense. The charges for sales force restructuring consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance.

During 2020, we recorded $0.9 million in restructuring charges principally related to a voluntary separation arrangement with employees as a result of the COVID-19 pandemic which were charged to selling and administrative expense based on the nature of the costs and function of the affected employees. Substantially all of the costs associated with the voluntary separation arrangement were paid during the year.

During 2020, 2019 and 2018, we incurred $1.2 million, $13.1 million and $1.3 million in costs associated with the February 11, 2019 acquisition of Buffalo Filter as further described in Note 2 that were included in selling and administrative expense. These costs include investment banking fees, consulting fees, legal fees, severance and integration related costs.

During 2018 we incurred $1.1 million in cost associated with a prior acquisition and were also included in selling and administrative expense. The cost consists of a charge to selling and administrative expense associated with a vacant lease related to the acquisition.

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

Changes in the carrying amount of standard warranties for the year ended December 31, are as follows:

	2020	2019	2018
Balance as of January 1,	$2,186	$1,585	$1,750

Provision for warranties	783	1,699	1,099
Claims made	(1,143)	(1,098)	(1,264)

Balance as of December 31,	$1,826	$2,186	$1,585

Costs associated with extended warranty repairs are recorded as incurred and amounted to $6.1 million, $5.3 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018 respectively.

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

    The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	December 31, 2020	December 31, 2019
Forward exchange contracts	Cash flow hedge	$154,504	$156,818
Forward exchange contracts	Non-designated	42,380	33,867

The remaining time to maturity as of December 31, 2020 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated statements of comprehensive income and our consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCI			Consolidated Statements of Comprehensive Income				Amount of Gain (Loss) Reclassified from AOCI
	Years Ended				Total Amount of Line Item Presented			Years Ended
Derivative Instrument	2020	2019	2018	Location of amount reclassified	2020	2019	2018	2020	2019	2018

Foreign exchange contracts	$(7,111)	$3,871	$10,073	Net Sales	$862,459	$955,097	$859,634	$1,997	$7,969	$(1,278)
				Cost of Sales	402,159	430,382	390,524	(619)	638	365
Pre-tax gain (loss)	$(7,111)	$3,871	$10,073					$1,378	$8,607	$(913)
Tax expense (benefit)	(1,718)	935	2,434					333	2,079	(221)
Net gain (loss)	$(5,393)	$2,936	$7,639					$1,045	$6,528	$(692)

At December 31, 2020, $5.6 million of net unrealized losses on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges offset by gains and losses on our intercompany receivables on our consolidated statements of comprehensive income were:

		Years Ended
Derivative Instrument	Location on Consolidated Statements of Comprehensive Income	2020	2019	2018

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(2,269)	$(573)	$69
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$646	$(653)	$(804)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value; the following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2020 and 2019:

December 31, 2020	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$1,500	$(8,826)	$(7,326)
Foreign exchange contracts	Other long-term liabilities	23	(535)	(512)
		$1,523	$(9,361)	$(7,838)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	25	(150)	(125)

Total derivatives		$1,548	$(9,511)	$(7,963)

December 31, 2019	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaids and other current assets	$2,307	$(1,341)	$966
Foreign exchange contracts	Other long-term liabilities	38	(353)	(315)
		$2,345	$(1,694)	$651

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	22	(159)	(137)

Total derivatives		$2,367	$(1,853)	$514

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 17 - New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), along with amendments issued in 2017 and 2018. The Company adopted the new standard on January 1, 2019, and applied the modified retrospective approach along with the package of transition practical expedients. This ASU requires lessees to record leases on their balance sheets but recognize the expenses on their income statements in a manner similar to prior practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. This update did not have a material impact on our net income, earnings per share or cash flows. Refer to Note 5 for further detail on leases.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. This ASU is effective for fiscal years ending after December 15, 2020 and the Company adopted this ASU as of December 31, 2020 by including the required disclosures in the employee benefit plans footnote.

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

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted the ASU as of December 31, 2020, however will continue to monitor the impact of reference rates and will elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

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

Note 18 — Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for 2020 and 2019 are as follows:

	Three Months Ended
	March(1)	June(2)	September(3)	December(4)
2020
Net sales	$214,010	$157,785	$237,835	$252,828
Gross profit	119,159	71,929	133,698	135,514
Net income (loss)	5,927	(27,400)	6,850	24,140
EPS:
Basic	$0.21	$(0.96)	$0.24	$0.84
Diluted	0.20	$(0.96)	$0.23	$0.81

	Three Months Ended
	March(5)	June(6)	September(7)	December(8)
2019
Net sales	$218,378	$238,263	$233,590	$264,865
Gross profit	121,438	131,190	130,111	141,975
Net income	1,021	5,695	6,970	14,933
EPS:
Basic	$0.04	$0.20	$0.25	$0.53
Diluted	$0.04	$0.19	$0.23	$0.49

The data in the above schedules has been intentionally rounded, and therefore, the quarterly amounts may not sum to the fiscal year to date amounts.

Items Included In Selected Quarterly Financial Data:

(1)The first quarter of 2020 includes pre-tax manufacturing consolidation costs of $1.8 million and acquisition and integration costs of $1.6 million.

(2)The second quarter of 2020 includes pre-tax plant underutilization costs of $6.6 million, product rationalization costs of $4.3 million, restructuring and related costs of $3.2 million, manufacturing consolidation costs of $1.6 million and acquisition and integration costs of $1.1 million.

(3)The third quarter of 2020 includes pre-tax restructuring and related costs of $1.0 million, acquisition and integration costs of $0.8 million and manufacturing consolidation costs of $0.6 million.

(4)The fourth quarter of 2020 includes pre-tax restructuring and related costs of $1.6 million and acquisition and integration costs of $0.6 million. In the fourth quarter of 2020, our average share price exceeded the conversion price of our 2.625% convertible notes due in 2024 (the "Notes") and we included 0.2 million shares assumed to be issued if the Notes were converted in our diluted share count for the computation of diluted earnings per share.

(5)The first quarter of 2019 includes pre-tax business acquisition costs of $7.9 million and debt refinancing costs of $3.9 million.

(6)The second quarter of 2019 includes pre-tax acquisition and integration costs of $3.0 million.

(7)The third quarter of 2019 includes pre-tax acquisition and integration costs of $1.7 million and manufacturing consolidation costs of $1.4 million. In the third quarter of 2019, our average share price exceeded the conversation price of our 2.625% convertible notes due in 2024 (the "Notes") and we included 0.2 million shares assumed to be issued if the Notes were converted in our diluted share count for the computation of diluted earnings per share.

(8)The fourth quarter of 2019 includes pre-tax acquisition and integration costs of $1.9 million and manufacturing consolidation costs of $1.4 million. In the fourth quarter of 2020, our average share price exceeded the conversion price of our 2.625% convertible notes due in 2024 (the "Notes") and we included 0.6 million shares assumed to be issued if the Notes were converted in our diluted share count for the computation of diluted earnings per share.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses
				Balance at End of Period
Description			Deductions
2020
Allowance for bad debts	$2,786	$1,611	$(521)	$3,876
Sales returns and
allowance	3,667	384	(367)	3,684
Deferred tax asset
valuation allowance	1,732	989	—	2,721

2019
Allowance for bad debts	$2,660	$852	$(726)	$2,786
Sales returns and
allowance	3,246	518	(97)	3,667
Deferred tax asset
valuation allowance	1,159	573	—	1,732

2018
Allowance for bad debts	$2,137	$1,485	$(962)	$2,660
Sales returns and
allowance	2,219	1,050	(23)	3,246
Deferred tax asset
valuation allowance	570	589	—	1,159

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.