Form 10-Q
period 2021-03-31
CONMED Corp
filed 2021-04-29
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2021	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 26, 2021 is 29,092,141 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$232,677	$214,010

Cost of sales	104,228	94,851

Gross profit	128,449	119,159

Selling and administrative expense	98,340	95,867

Research and development expense	10,027	10,120

Operating expenses	108,367	105,987

Income from operations	20,082	13,172

Interest expense	10,351	9,592

Other expense	—	89

Income before income taxes	9,731	3,491

Benefit from income taxes	(129)	(2,436)

Net income	$9,860	$5,927

Comprehensive income (loss)	$10,743	$(1,121)

Per share data:

Net income
Basic	$0.34	$0.21
Diluted	0.31	0.20

Weighted average common shares
Basic	28,972	28,478
Diluted	31,378	29,707
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$36,769	$27,356
Accounts receivable, net	163,954	177,152
Inventories	205,797	194,868
Prepaid expenses and other current assets	17,849	17,278
Total current assets	424,369	416,654
Property, plant and equipment, net	109,379	111,407
Goodwill	618,104	618,440
Other intangible assets, net	493,905	501,537
Other assets	100,855	103,635
Total assets	$1,746,612	$1,751,673

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$20,076	$18,415
Accounts payable	55,780	53,310
Accrued compensation and benefits	40,908	50,171
Other current liabilities	65,391	68,305
Total current liabilities	182,155	190,201

Long-term debt	725,320	735,221
Deferred income taxes	56,593	57,875
Other long-term liabilities	56,974	59,338
Total liabilities	1,021,042	1,042,635

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2021 and 2020, respectively	313	313
Paid-in capital	388,959	382,628
Retained earnings	461,464	457,417
Accumulated other comprehensive loss	(62,798)	(63,681)
Less: 2,222,233 and 2,410,045 shares of common stock in treasury, at cost in 2021 and 2020, respectively	(62,368)	(67,639)
Total shareholders’ equity	725,570	709,038
Total liabilities and shareholders’ equity	$1,746,612	$1,751,673
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			2,944			5,271	8,215
Stock-based compensation			3,387				3,387
Dividends on common stock ($0.20 per share)				(5,813)			(5,813)
Comprehensive income (loss):
Cash flow hedging gain, net					3,926
Pension liability, net					631
Foreign currency translation adjustments					(3,674)
Net income				9,860
Total comprehensive income							10,743
Balance at March 31, 2021	31,299	$313	$388,959	$461,464	$(62,798)	$(62,368)	$725,570

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(7,736)			2,696	(5,040)
Stock-based compensation			3,032				3,032
Dividends on common stock ($0.20 per share)				(5,703)			(5,703)
Comprehensive income (loss):
Cash flow hedging gain, net					2,405
Pension liability, net					535
Foreign currency translation adjustments					(9,988)
Net income				5,927
Total comprehensive loss							(1,121)
Balance at March 31, 2020	31,299	$313	$374,620	$471,068	$(66,325)	$(78,041)	$701,635

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,860	$5,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,757	4,646
Amortization of debt discount	2,503	2,264
Amortization of deferred debt issuance costs	1,058	819
Amortization	13,519	13,776
Stock-based compensation	3,387	3,032
Deferred income taxes	(2,688)	(2,742)
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	11,957	19,057
Inventories	(11,638)	(12,313)
Accounts payable	2,804	1,705
Accrued compensation and benefits	(8,955)	(18,397)
Other assets	(6,002)	(7,260)
Other liabilities	1,782	(6,793)
Net cash provided by operating activities	22,344	3,721

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,109)	(2,825)
Payments related to business and asset acquisitions, net of cash acquired	—	(3,852)
Net cash used in investing activities	(3,109)	(6,677)

Cash flows from financing activities:
Payments on term loan	(3,313)	(3,313)
Payments on revolving line of credit	(72,000)	(41,000)
Proceeds from revolving line of credit	64,000	59,000
Payments related to contingent consideration	—	(1,133)
Dividends paid on common stock	(5,775)	(5,683)
Other, net	8,216	(5,132)
Net cash provided by (used in) financing activities	(8,872)	2,739

Effect of exchange rate changes on cash and cash equivalents	(950)	(1,330)

Net increase (decrease) in cash and cash equivalents	9,413	(1,547)

Cash and cash equivalents at beginning of period	27,356	25,856

Cash and cash equivalents at end of period	$36,769	$24,309

Non-cash investing and financing activities:
Dividends payable	$5,813	$5,703
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 29, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$37,131	$86,812	$123,943	$37,039	$81,808	$118,847
Europe, Middle East & Africa	26,052	18,544	44,596	25,907	16,615	42,522
Asia Pacific	26,602	12,662	39,264	20,535	8,325	28,860
Americas (excluding the United States)	17,381	7,493	24,874	15,802	7,979	23,781
Total sales from contracts with customers	$107,166	$125,511	$232,677	$99,283	$114,727	$214,010

Timing of Revenue Recognition
Goods transferred at a point in time	$97,690	$124,394	$222,084	$90,553	$113,901	$204,454
Services transferred over time	9,476	1,117	10,593	8,730	826	9,556
Total sales from contracts with customers	$107,166	$125,511	$232,677	$99,283	$114,727	$214,010

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2021	December 31, 2020

Contract liability	$15,231	$13,666

Revenue recognized during the three months ended March 31, 2021 and March 31, 2020 from amounts included in contract liabilities at the beginning of the period were $3.4 million and $3.0 million, respectively. There were no material contract assets as of March 31, 2021 and December 31, 2020.

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2021	2020
Net income	$9,860	$5,927

Other comprehensive income (loss):
Cash flow hedging gain, net of income tax (income tax expense of $1,250 and $766 for the three months ended March 31, 2021 and 2020, respectively)	3,926	2,405
Pension liability, net of income tax (income tax expense of $201 and $170 for the three months ended March 31, 2021 and 2020, respectively)	631	535
Foreign currency translation adjustment	(3,674)	(9,988)

Comprehensive income (loss)	$10,743	$(1,121)

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	2,725	—	(3,674)	(949)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,584	832	—	2,416
Income tax	(383)	(201)	—	(584)

Net current-period other comprehensive income (loss)	3,926	631	(3,674)	883

Balance, March 31, 2021	$(2,019)	$(35,989)	$(24,790)	$(62,798)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	3,257	—	(9,988)	(6,731)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,124)	705	—	(419)
Income tax	272	(170)	—	102

Net current-period other comprehensive income (loss)	2,405	535	(9,988)	(7,048)

Balance, March 31, 2020	$2,898	$(31,156)	$(38,067)	$(66,325)
(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 5 and Note 11, respectively, for further details.

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2021	December 31, 2020
Forward exchange contracts	Cash flow hedge	$164,562	$154,504
Forward exchange contracts	Non-designated	45,545	42,380

The remaining time to maturity as of March 31, 2021 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2021	2020	Location of amount reclassified	2021	2020	2021	2020

Foreign exchange contracts	$3,593	$4,295	Net Sales	$232,677	$214,010	$(1,849)	$1,201
			Cost of Sales	104,228	94,851	265	(77)
Pre-tax gain (loss)	$3,593	$4,295				$(1,584)	$1,124
Tax expense (benefit)	868	1,038				(383)	272
Net gain (loss)	$2,725	$3,257				$(1,201)	$852

At March 31, 2021, $2.3 million of net unrealized losses on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges and gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2021	2020

Net gain (loss) on currency forward contracts	Selling and administrative expense	$458	$(245)
Net loss on currency transaction exposures	Selling and administrative expense	$(1,123)	$(191)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2021 and December 31, 2020:

March 31, 2021	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$1,557	$(4,592)	$(3,035)
Foreign exchange contracts	Other long-term assets	709	(337)	372
		$2,266	$(4,929)	$(2,663)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	8	(179)	(171)

Total derivatives		$2,274	$(5,108)	$(2,834)

December 31, 2020	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$1,500	$(8,826)	$(7,326)
Foreign exchange contracts	Other long-term liabilities	23	(535)	(512)
		$1,523	$(9,361)	$(7,838)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	25	(150)	(125)

Total derivatives		$1,548	$(9,511)	$(7,963)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2021 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials	$73,654	$71,807
Work-in-process	18,429	15,864
Finished goods	113,714	107,197
Total	$205,797	$194,868

Note 7 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights ("SARs") as well as the Notes and related hedge transactions during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net income	$9,860	$5,927

Basic – weighted average shares outstanding	28,972	28,478

Effect of dilutive potential securities	2,406	1,229

Diluted – weighted average shares outstanding	31,378	29,707

Net income (per share)
Basic	$0.34	$0.21
Diluted	0.31	0.20

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.3 million and 1.1 million for the three months ended March 31, 2021 and 2020, respectively. Our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.

The following is intended to describe the impact of the Notes and related hedge transactions on the calculation of diluted EPS. Additional shares to be issued pursuant to the terms of the Notes and related hedge transactions, if any, would occur at maturity.

The calculation of diluted EPS includes potential diluted shares upon conversion of the Notes when the average market price per share of our common stock for the period is greater than the conversion price of the Notes of $88.80. We intend to settle in cash the principal outstanding and use the treasury stock method when calculating their potential dilutive effect, if any.

During the three months ended March 31, 2021 and 2020, our average share price exceeded the conversion price of the Notes and we included in our diluted share count 1.0 million and 0.1 million shares, respectively, assumed to be issued if the Notes were converted.

We previously entered into convertible notes hedge transactions to increase the effective conversion price of the Notes to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive.

Concurrently with entering into the hedge transactions, we also previously entered into warrant transactions under which we agreed to sell shares of our common stock at $114.92.

The calculation of diluted EPS also includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $114.92. During the three months ended March 31, 2021, our average share price exceeded $114.92 and we therefore included in our diluted share count an additional 0.2 million shares assumed to be issued under the warrants.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2021 are as follows:

Balance as of December 31, 2020	$618,440

Foreign currency translation	(336)

Balance as of March 31, 2021	$618,104
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2021			December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:

Customer and distributor relationships	24	$342,531	$(139,243)	$342,639	$(134,555)

Sales representation, marketing and promotional rights	25	149,376	(55,500)	149,376	(54,000)

Developed technology	16	106,604	(21,358)	106,604	(19,705)

Patents and other intangible assets	16	74,307	(49,356)	73,516	(48,882)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

	22	$759,362	$(265,457)	$758,679	$(257,142)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.3 million and $8.5 million in the three months ended March 31, 2021 and 2020, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss). Included in developed technology is $6.0 million of earn-out consideration that is considered probable as of March 31, 2021 associated with a prior asset acquisition. This is recorded in other current and other long-term liabilities at March 31, 2021.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2021 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2021	$20,620	$4,500	$25,120
2022	26,426	6,000	32,426
2023	25,646	6,000	31,646
2024	24,836	6,000	30,836
2025	25,058	6,000	31,058
2026	24,529	6,000	30,529

Note 9 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
Revolving line of credit	$199,000	$207,000
Term loan, net of deferred debt issuance costs of $1,520 and $1,668 in 2021 and 2020, respectively	236,980	240,145
2.625% convertible notes, net of deferred debt issuance costs of $5,031 and $5,475 in 2021 and 2020, respectively, and unamortized discount of $31,117 and $33,620 in 2021 and 2020, respectively	308,850	305,904
Financing leases	566	587
Total debt	745,396	753,636
Less: Current portion	20,076	18,415
Total long-term debt	$725,320	$735,221

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. On April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters as a result of the potential impact from the COVID-19 pandemic. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on the loans and lower the interest floor on Eurocurrency loans agreed upon in April 2020. On April 15, 2021, we terminated the suspension period, thus reinstating our required leverage ratios. Interest rates are adjusted so that the applicable margin for base rate loans is 2.00% per annum and for Eurocurrency rate loans is 3.00% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the amendment. Interest rates were at LIBOR (subject to 0.50% floor) plus an interest rate margin of 3.00% (3.50% at March 31, 2021).

There were $238.5 million in borrowings outstanding on the term loan facility as of March 31, 2021. There were $199.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2021. Our available borrowings on the revolving credit facility at March 31, 2021 were $383.4 million with approximately $2.6 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2021. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three months ended March 31, 2021 and 2020, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.5 million and $2.3 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For both the three months ended March 31, 2021 and 2020, we have recorded interest expense on the Notes of $2.3 million at the contractual coupon rate of 2.625%.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price ($114.92) of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 7, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at March 31, 2021 are as follows:

Remaining 2021	$14,906
2022	24,844
2023	397,750
2024	345,000
2025	—
The above amounts exclude debt discount, deferred debt issuance costs and financing leases.

Note 10 – Guarantees

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

Changes in the liability for standard warranties for the three months ended March 31, are as follows:

	2021	2020
Balance as of January 1,	$1,826	$2,186

Provision for warranties	291	355
Claims made	(206)	(363)

Balance as of March 31,	$1,911	$2,178

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.6 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

Note 11 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2021	2020
Service cost	$248	$179

Interest cost on projected benefit obligation	451	639

Expected return on plan assets	(1,289)	(1,255)

Net amortization and deferral	832	705

Net periodic pension cost	$242	$268

We do not expect to make any pension contributions during 2021. Non-service cost of $0.1 million for the three months ended March 31, 2020 is included in other expense in the consolidated condensed statements of comprehensive income (loss). Non-service pension cost was immaterial for the three months ended March 31, 2021.

Note 12 – Acquisition and Other Expense

Acquisition and other expense consist of the following, which are included in cost of sales or selling and administrative expense depending on the nature of the charge:

	Three Months Ended March 31,
	2021	2020

Manufacturing consolidation costs	$—	$1,785
Acquisition and integration costs	—	805
Acquisition and other expense included in cost of sales	$—	$2,590

Restructuring and related costs	$414	$—
Acquisition and integration costs	—	754
Acquisition and other expense included in selling and administrative expense	$414	$754

During the three months ended March 31, 2020, we incurred $1.8 million in costs related to the consolidation of certain manufacturing operations which were charged to cost of sales. These costs related to winding down operations at certain locations and moving production lines to other facilities.

During the three months ended March 31, 2020, we incurred costs for inventory step-up adjustments and other costs of $0.8 million related to a previous acquisition, which were charged to cost of sales.

During the three months ended March 31, 2020, we incurred $0.8 million in severance and integration costs mainly related to the Buffalo Filter acquisition, which were included in selling and administrative expense.

During the three months ended March 31, 2021, we recorded a charge of $0.4 million related to the restructuring of our sales force which was charged to selling and administrative expense. The charges for sales force restructuring consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance.

Note 13 — Business Segment
We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures including 2DHD vision technologies and fees related to the sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended March 31,
	2021	2020
Orthopedic surgery	$107,166	$99,283
General surgery	125,511	114,727
Consolidated net sales	$232,677	$214,010

Note 14 – Legal Proceedings

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million under a liquidated damages clause, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the liquidated damages. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier. We previously recorded a charge to write off assets and released a previously accrued contingent consideration liability. In a pre-trial filing the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial in the Delaware Chancery Court commenced on March 18, 2021, and testimony concluded on April 7, 2021. We expect the parties to submit post-trial briefs in the second quarter of 2021, with the Court to hear oral arguments at a hearing scheduled for July 22, 2021, and the Court to issue a ruling at some point thereafter. The Company has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable. We expect to defend the claims asserted by the sellers of EndoDynamix, although there can be no assurance that we will prevail in the trial and/or any resulting appeals.

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

Note 15 – New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted this ASU as of March 31, 2021, however will continue to monitor the impact of reference rates and will elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2020 and the following, among others:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2020 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides surgical devices and equipment for minimally invasive procedures. The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as, imaging systems for use in minimally invasive surgery procedures including 2DHD vision technologies and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2021	2020
Orthopedic surgery	46%	46%
General surgery	54%	54%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 81% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 47% and 44% during the three months ended March 31, 2021 and 2020, respectively.

Business Environment

Our business has been significantly impacted by the emergence of the COVID-19 pandemic, first in the Asia Pacific geography and later in the United States, Europe and elsewhere as temporary closures occurred and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection.  In compliance with various governmental orders, beginning in March 2020 we restricted access to our main facilities to only essential personnel required to be onsite while maintaining production and distribution.  During the first quarter of 2021, revenues increased compared to the first quarter of 2020. We have seen and believe we will continue to experience geographic disparities in the recovery efforts associated with the COVID-19 pandemic. We expect general surgery to rebound faster than orthopedic surgery due to the nature of the products. However, the extent and duration of the adverse impact of COVID-19 on our business are still uncertain, rapidly changing and are subject to factors outside of our control. See additional discussion in Liquidity and Capital Resources below.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2020 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets and our pension benefit obligation.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	44.8	44.3
Gross profit	55.2	55.7
Selling and administrative expense	42.3	44.8
Research and development expense	4.3	4.7
Income from operations	8.6	6.2
Interest expense	4.4	4.5
Other expense	—	—
Income before income taxes	4.2	1.6
Benefit from income taxes	(0.1)	(1.1)
Net income	4.2%	2.8%

Net Sales

The following table presents net sales by product line for the three months ended March 31, 2021 and 2020:

	Three Months Ended
			% Change
	2021	2020	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$107.2	$99.3	7.9%	-2.0%	5.9%
General surgery	125.5	114.7	9.4%	-1.2%	8.2%
Net sales	$232.7	$214.0	8.7%	-1.5%	7.2%

Single-use products	$187.4	$177.7	5.5%	-1.5%	4.0%
Capital products	45.3	36.3	24.7%	-2.3%	22.4%
Net sales	$232.7	$214.0	8.7%	-1.5%	7.2%

Net sales increased 8.7% in the three months ended March 31, 2021 compared to the same period a year ago driven by increases in both our orthopedic surgery and general surgery product lines.

•Orthopedic surgery sales increased 7.9% in the three months ended March 31, 2021 mainly driven by higher capital sales in our power and visualization products as well as an increase in our single-use products as hospitals and surgery centers increased the number of non-urgent surgeries.

•General surgery sales increased 9.4% in the three months ended March 31, 2021 mainly driven by continued growth in our advanced surgical products, including in our Buffalo Filter and AirSeal products. We believe the deferral of non-urgent procedures has had a lesser impact on our general surgery products as a result of the nature of the products and procedures in which they are used.

Cost of Sales

Cost of sales increased to $104.2 million in the three months ended March 31, 2021 as compared to $94.9 million in the three months ended March 31, 2020. Gross profit margins decreased 50 basis points to 55.2% in the three months ended March 31, 2021 as compared to 55.7% in the three months ended March 31, 2020. The decrease in gross profit margin of 50 basis points was primarily a result of unfavorable production variances recognized during the first quarter of 2021. Offsetting this decrease in gross profit margins was the absence in 2021 of certain costs incurred in 2020 including $1.8 million in charges related to manufacturing consolidation costs and $0.8 million in charges related to inventory adjustments and other costs related to a prior acquisition as more fully described in Note 12.

Selling and Administrative Expense

Selling and administrative expense increased to $98.3 million in the three months ended March 31, 2021 as compared to $95.9 million in the three months ended March 31, 2020. Selling and administrative expense as a percentage of net sales decreased to 42.3% in the three months ended March 31, 2021 compared to 44.8% in the three months ended March 31, 2020. The decrease in selling and administrative expense as a percentage of net sales for the three months ended March 31, 2021 was driven mainly by actions taken to reduce expenses in response to the COVID-19 pandemic. During 2021, we experienced reduced travel due to safety measures put in place and reduced trade show costs as shows were cancelled.

Research and Development Expense

Research and development expense remained relatively flat at $10.0 million in the three months ended March 31, 2021 as compared to $10.1 million in the three months ended March 31, 2020. As a percentage of net sales, research and development expense decreased 40 basis points to 4.3% in the three months ended March 31, 2021 as compared to 4.7% in the three months ended March 31, 2020. The lower spend as a percentage of sales is driven by higher sales in 2021.

Interest Expense

Interest expense increased to $10.4 million in the three months ended March 31, 2021 from $9.6 million in the three months ended March 31, 2020. The weighted average interest rates on our borrowings increased to 3.37% in the three months ended March 31, 2021 as compared to 3.12% in the three months ended March 31, 2020. The increase in interest expense during the three months ended March 31, 2021 was due to higher interest rates as compared to the prior period resulting from the amendments to our senior credit facility during 2020 as more fully described in Note 9.

Other Expense

Other expense in the three months ended March 31, 2020 is related to non-service pension costs as further described in Note 11.

Benefit from Income Taxes

Income tax benefit has been recorded at an effective tax rate of (1.3)% for the three months ended March 31, 2021 compared to (69.8)% for the three months ended March 31, 2020. The higher effective tax rate for the three months ended March 31, 2021 as compared to the same period a year ago was primarily the result of higher income in 2021. The increased income generated more tax expense for the quarter and reduced the discrete tax benefit as a percentage of income. Federal tax deductions relating to stock option exercises and federal tax benefit relating to the issuance of tax regulations regarding US tax of foreign earnings at different rates provided a discrete tax benefit which decreased the effective rate by 28.1% for the three months ended March 31, 2021 as compared to discrete income tax benefit associated with stock options and settlements with tax authorities which decreased the effective tax rate by 79.9% for the three months ended March 31, 2020. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2020, under Note 8 to the consolidated financial statements.

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

As a result of the COVID-19 pandemic, we experienced lower sales in 2020. On April 17, 2020 we amended our senior credit agreement to suspend our required leverage ratios for up to four quarters. We continued to have certain minimum liquidity and fixed charge coverage ratio requirements with which we were in full compliance with as of March 31, 2021. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on loans and lower the interest floor on Eurocurrency loans agreed upon in April 2020. On April 15, 2021, we terminated the suspension period, thus reinstating our required leverage ratios. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our revolving credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We continue to monitor our spending and expenses in light of our expectation that our revenues will continue to be impacted by the pandemic. While we expect that we will be well positioned when surgeries return to their pre-pandemic levels, we are unable to predict with certainty how long the COVID-19 pandemic will last, or how severe its economic impact will be. Even after the COVID-19 pandemic and government responses thereto have subsided, residual economic and other effects may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Operating cash flows

Our net working capital position was $242.2 million at March 31, 2021.  Net cash provided by operating activities was $22.3 million and $3.7 million in the three months ended March 31, 2021 and 2020, respectively, generated on net income of $9.9 million and $5.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by operating activities in 2021 as compared to 2020 was mainly driven by higher net income and lower incentive compensation payments in the first quarter of 2021 compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2021 decreased $3.6 million from the same period a year ago due to $3.9 million in payments mainly related to the acquisition of a distributor in 2020. Capital expenditures were $3.1 million in the three months ended March 31, 2021 compared to $2.8 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the three months ended March 31, 2021 was $8.9 million compared to cash provided by financing activities of $2.7 million during 2020. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2021 compared to 2020:

•We had net payments on our revolving line of credit of $8.0 million compared to $18.0 million in net borrowings during the three months ended March 31, 2020.
•We had net cash proceeds of $9.7 million related to stock issued under employee plans for the three months ended March 31, 2021 compared to $1.2 million in the same period a year ago.
•We paid $1.1 million in contingent consideration related to a prior acquisition during the three months ended March 31, 2020.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remains outstanding). The term loan facility is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. As noted above, on April 17, 2020 we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters. We continued to have certain minimum liquidity and fixed charge coverage ratio requirements. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on the loans and lower the interest floor on Eurocurrency loans agreed upon in April 2020. On April 15, 2021, we terminated the suspension period, thus reinstating our required leverage ratios. Interest rates are adjusted so that the applicable margin for base rate loans is 2.00% per annum and for Eurocurrency rate loans is 3.00% per annum, and the applicable commitment fee rate for the revolving credit facility is 0.50%. Following the suspension period, the applicable margin will depend upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the November 2020 amendment.  Interest rates were at LIBOR (subject to 0.50% floor) plus an interest rate margin of 3.00% (3.50% at March 31, 2021).

There were $238.5 million in borrowings outstanding on the term loan facility as of March 31, 2021. There were $199.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2021. Our available borrowings on the revolving credit facility at March 31, 2021 were $383.4 million with approximately $2.6 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2021. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price ($114.92) of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 7, unless we elect to settle the warrants in cash.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2021, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2021. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our sixth amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future.

New accounting pronouncements

See Note 15 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2021.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020 and to Note 14 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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
April 29, 2021