Form 10-Q
period 2021-06-30
CONMED Corp
filed 2021-07-29
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2021	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 26, 2021 is 29,162,891 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$255,161	$157,785	$487,837	$371,796

Cost of sales	113,737	85,856	217,964	180,707

Gross profit	141,424	71,929	269,873	191,089

Selling and administrative expense	104,399	84,475	202,739	180,343

Research and development expense	11,318	8,700	21,344	18,820

Operating expenses	115,717	93,175	224,083	199,163

Income (loss) from operations	25,707	(21,246)	45,790	(8,074)

Interest expense	9,420	11,401	19,772	20,993

Other expense	—	89	—	178

Income (loss) before income taxes	16,287	(32,736)	26,018	(29,245)

Provision (benefit) for income taxes	2,997	(5,336)	2,868	(7,772)

Net income (loss)	$13,290	$(27,400)	$23,150	$(21,473)

Comprehensive income (loss)	$17,743	$(24,713)	$28,486	$(25,834)

Per share data:

Net income (loss)
Basic	$0.46	$(0.96)	$0.80	$(0.75)
Diluted	0.41	(0.96)	0.72	(0.75)

Weighted average common shares
Basic	29,125	28,542	29,052	28,506
Diluted	32,464	28,542	31,964	28,506
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$46,388	$27,356
Accounts receivable, net	168,966	177,152
Inventories	211,323	194,868
Prepaid expenses and other current assets	16,503	17,278
Total current assets	443,180	416,654
Property, plant and equipment, net	107,722	111,407
Goodwill	618,280	618,440
Other intangible assets, net	486,623	501,537
Other assets	106,169	103,635
Total assets	$1,761,974	$1,751,673

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$21,868	$18,415
Accounts payable	55,665	53,310
Accrued compensation and benefits	49,192	50,171
Other current liabilities	71,733	68,305
Total current liabilities	198,458	190,201

Long-term debt	707,808	735,221
Deferred income taxes	57,622	57,875
Other long-term liabilities	53,587	59,338
Total liabilities	1,017,475	1,042,635

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2021 and 2020, respectively	313	313
Paid-in capital	393,663	382,628
Retained earnings	468,924	457,417
Accumulated other comprehensive loss	(58,345)	(63,681)
Less: 2,139,851 and 2,410,045 shares of common stock in treasury, at cost in 2021 and 2020, respectively	(60,056)	(67,639)
Total shareholders’ equity	744,499	709,038
Total liabilities and shareholders’ equity	$1,761,974	$1,751,673
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			2,944			5,271	8,215
Stock-based compensation			3,387				3,387
Dividends on common stock ($0.20 per share)				(5,813)			(5,813)
Comprehensive income (loss):
Cash flow hedging gain, net					3,926
Pension liability, net					631
Foreign currency translation adjustments					(3,674)
Net income				9,860
Total comprehensive income							10,743
Balance at March 31, 2021	31,299	$313	$388,959	$461,464	$(62,798)	$(62,368)	$725,570
Common stock issued under employee plans			414			2,312	2,726
Stock-based compensation			4,290				4,290
Dividends on common stock ($0.20 per share)				(5,830)			(5,830)
Comprehensive income (loss):
Cash flow hedging gain, net					1,221
Pension liability, net					631
Foreign currency translation adjustments					2,601
Net income				13,290
Total comprehensive income							17,743
Balance at June 30, 2021	31,299	$313	$393,663	$468,924	$(58,345)	$(60,056)	$744,499

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(7,736)			2,696	(5,040)
Stock-based compensation			3,032				3,032
Dividends on common stock ($0.20 per share)				(5,703)			(5,703)
Comprehensive income (loss):
Cash flow hedging gain, net					2,405
Pension liability, net					535
Foreign currency translation adjustments					(9,988)
Net income				5,927
Total comprehensive loss							(1,121)
Balance at March 31, 2020	31,299	$313	$374,620	$471,068	$(66,325)	$(78,041)	$701,635
Common stock issued under employee plans			(1,150)			1,283	133
Stock-based compensation			3,555				3,555
Dividends on common stock ($0.20 per share)				(5,712)			(5,712)
Comprehensive income (loss):
Cash flow hedging loss, net					(2,429)
Pension liability, net					535
Foreign currency translation adjustments					4,581
Net loss				(27,400)
Total comprehensive loss							(24,713)
Balance at June 30, 2020	31,299	$313	$377,025	$437,956	$(63,638)	$(76,758)	$674,898
See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$23,150	$(21,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,741	9,234
Amortization of debt discount	5,031	4,810
Amortization of deferred debt issuance costs	2,116	1,686
Amortization	27,316	27,392
Stock-based compensation	7,676	6,587
Deferred income taxes	(1,781)	(9,490)
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	7,780	43,732
Inventories	(16,693)	(13,029)
Accounts payable	2,547	(15,703)
Accrued compensation and benefits	(769)	(16,646)
Other assets	(12,289)	(3,634)
Other liabilities	3,798	(4,206)
Net cash provided by operating activities	56,623	9,260

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,103)	(6,577)
Payments related to business and asset acquisitions, net of cash acquired	—	(3,852)
Net cash used in investing activities	(6,103)	(10,429)

Cash flows from financing activities:
Payments on term loan	(8,281)	(6,625)
Payments on revolving line of credit	(161,000)	(70,000)
Proceeds from revolving line of credit	139,000	108,000
Payments related to contingent consideration	—	(2,071)
Payments related to debt issuance costs	—	(2,057)
Dividends paid on common stock	(11,588)	(11,387)
Other, net	10,902	(5,090)
Net cash provided by (used in) financing activities	(30,967)	10,770

Effect of exchange rate changes on cash and cash equivalents	(521)	(474)

Net increase in cash and cash equivalents	19,032	9,127

Cash and cash equivalents at beginning of period	27,356	25,856

Cash and cash equivalents at end of period	$46,388	$34,983

Non-cash investing and financing activities:
Dividends payable	$5,830	$5,712
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 29, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$40,777	$102,813	$143,590	$21,387	$66,038	$87,425
Europe, Middle East & Africa	27,120	20,143	47,263	13,715	16,146	29,861
Asia Pacific	26,284	16,136	42,420	19,799	10,481	30,280
Americas (excluding the United States)	13,712	8,176	21,888	5,582	4,637	10,219
Total sales from contracts with customers	$107,893	$147,268	$255,161	$60,483	$97,302	$157,785

Timing of Revenue Recognition
Goods transferred at a point in time	$97,649	$146,105	$243,754	$53,670	$96,422	$150,092
Services transferred over time	10,244	1,163	11,407	6,813	880	7,693
Total sales from contracts with customers	$107,893	$147,268	$255,161	$60,483	$97,302	$157,785

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$77,907	$189,625	$267,532	$58,426	$147,847	$206,273
Europe, Middle East & Africa	53,172	38,688	91,860	39,622	32,761	72,383
Asia Pacific	52,886	28,798	81,684	40,333	18,805	59,138
Americas (excluding the United States)	31,093	15,668	46,761	21,385	12,617	34,002
Total sales from contracts with customers	$215,058	$272,779	$487,837	$159,766	$212,030	$371,796

Timing of Revenue Recognition
Goods transferred at a point in time	$195,339	$270,499	$465,838	$144,222	$210,324	$354,546
Services transferred over time	19,719	2,280	21,999	15,544	1,706	17,250
Total sales from contracts with customers	$215,058	$272,779	$487,837	$159,766	$212,030	$371,796

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2021	December 31, 2020

Contract liability	$15,076	$13,666

Revenue recognized during the six months ended June 30, 2021 and June 30, 2020 from amounts included in contract liabilities at the beginning of the period were $6.1 million and $5.5 million, respectively. There were no material contract assets as of June 30, 2021 and December 31, 2020.

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$13,290	$(27,400)	$23,150	$(21,473)

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $388 and $(774) for the three months ended June 30, 2021 and 2020, respectively, and $1,639 and $(8) for the six months ended June 30, 2021 and 2020, respectively)	1,221	(2,429)	5,147	(24)
Pension liability, net of income tax (income tax expense of $201 and $170 for the three months ended June 30, 2021 and 2020, respectively, and $402 and $340 for the six months ended June 30, 2021 and 2020, respectively)	631	535	1,262	1,070
Foreign currency translation adjustment	2,601	4,581	(1,073)	(5,407)

Comprehensive income (loss)	$17,743	$(24,713)	$28,486	$(25,834)

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	2,723	—	(1,073)	1,650
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	3,196	1,664	—	4,860
Income tax	(772)	(402)	—	(1,174)

Net current-period other comprehensive income (loss)	5,147	1,262	(1,073)	5,336

Balance, June 30, 2021	$(798)	$(35,358)	$(22,189)	$(58,345)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	770	—	(5,407)	(4,637)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,048)	1,410	—	362
Income tax	254	(340)	—	(86)

Net current-period other comprehensive income (loss)	(24)	1,070	(5,407)	(4,361)

Balance, June 30, 2020	$469	$(30,621)	$(33,486)	$(63,638)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2021	December 31, 2020
Forward exchange contracts	Cash flow hedge	$172,705	$154,504
Forward exchange contracts	Non-designated	39,270	42,380

The remaining time to maturity as of June 30, 2021 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) and net earnings on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2021	2020	Location of amount reclassified	2021	2020	2021	2020

Foreign exchange contracts	$(3)	$(3,279)	Net Sales	$255,161	$157,785	$(2,022)	$342
			Cost of Sales	113,737	85,856	410	(418)
Pre-tax loss	$(3)	$(3,279)				$(1,612)	$(76)
Tax benefit	(1)	(792)				(389)	(18)
Net loss	$(2)	$(2,487)				$(1,223)	$(58)

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2021	2020	Location of amount reclassified	2021	2020	2021	2020

Foreign exchange contracts	$3,590	$1,015	Net Sales	$487,837	$371,796	$(3,871)	$1,543
			Cost of Sales	217,964	180,707	675	(495)
Pre-tax gain (loss)	$3,590	$1,015				$(3,196)	$1,048
Tax expense (benefit)	867	245				(772)	254
Net gain (loss)	$2,723	$770				$(2,424)	$794

At June 30, 2021, $1.2 million of net unrealized losses on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net losses from derivative instruments not accounted for as hedges and gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2021	2020	2021	2020

Net loss on currency forward contracts	Selling and administrative expense	$(809)	$(302)	$(350)	$(547)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$243	$22	$(879)	$(169)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2021 and December 31, 2020:

June 30, 2021	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$1,885	$(3,411)	$(1,526)
Foreign exchange contracts	Other long-term assets	745	(271)	474
		$2,630	$(3,682)	$(1,052)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	40	(71)	(31)

Total derivatives		$2,670	$(3,753)	$(1,083)

December 31, 2020	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$1,500	$(8,826)	$(7,326)
Foreign exchange contracts	Other long-term liabilities	23	(535)	(512)
		$1,523	$(9,361)	$(7,838)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	25	(150)	(125)

Total derivatives		$1,548	$(9,511)	$(7,963)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2021 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$72,090	$71,807
Work-in-process	17,828	15,864
Finished goods	121,405	107,197
Total	$211,323	$194,868

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$13,290	$(27,400)	$23,150	$(21,473)

Basic – weighted average shares outstanding	29,125	28,542	29,052	28,506

Effect of dilutive potential securities	3,339	—	2,912	—

Diluted – weighted average shares outstanding	32,464	28,542	31,964	28,506

Net income (loss) (per share)
Basic	$0.46	$(0.96)	$0.80	$(0.75)
Diluted	0.41	(0.96)	0.72	(0.75)

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.7 million and 0.5 million for the three and six months ended June 30, 2021, respectively. As the Company was in a net loss position for the three and six months ended June 30, 2020, there were no anti-dilutive shares. Our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.

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

During the three and six months ended June 30, 2021, our average share price exceeded the conversion price of the Notes and we included in our diluted share count 1.4 million and 1.2 million shares, respectively, assumed to be issued if the Notes were converted. During the three and six months ended June 30, 2020, our average share price had not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

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

The calculation of diluted EPS also includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $114.92. During the three and six months ended June 30, 2021, our average share price exceeded $114.92 and we therefore included in our diluted share count an additional 0.6 million and 0.4 million shares, respectively, assumed to be issued under the warrants.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2021 are as follows:

Balance as of December 31, 2020	$618,440

Foreign currency translation	(160)

Balance as of June 30, 2021	$618,280
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	June 30, 2021			December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:

Customer and distributor relationships	24	$342,575	$(143,738)	$342,639	$(134,555)

Sales representation, marketing and promotional rights	25	149,376	(57,000)	149,376	(54,000)

Developed technology	16	106,604	(23,112)	106,604	(19,705)

Patents and other intangible assets	16	75,235	(49,861)	73,516	(48,882)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

	22	$760,334	$(273,711)	$758,679	$(257,142)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.2 million and $8.5 million in the three months ended June 30, 2021 and 2020, respectively, and $16.6 million and $17.0 million in the six months ended June 30, 2021 and 2020, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss). Included in developed technology is $6.0 million of earn-out consideration that is considered probable as of June 30, 2021 associated with a prior asset acquisition. This is recorded in other current liabilities at June 30, 2021.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2021 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2021	$13,909	$3,000	$16,909
2022	26,474	6,000	32,474
2023	25,609	6,000	31,609
2024	24,884	6,000	30,884
2025	25,105	6,000	31,105
2026	24,576	6,000	30,576

Note 9 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
Revolving line of credit	$185,000	$207,000
Term loan, net of deferred debt issuance costs of $1,373 and $1,668 in 2021 and 2020, respectively	232,158	240,145
2.625% convertible notes, net of deferred debt issuance costs of $4,588 and $5,475 in 2021 and 2020, respectively, and unamortized discount of $28,589 and $33,620 in 2021 and 2020, respectively	311,823	305,904
Financing leases	695	587
Total debt	729,676	753,636
Less: Current portion	21,868	18,415
Total long-term debt	$707,808	$735,221

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility then in effect was due to terminate and the loans outstanding under the term loan facility then in effect were scheduled to mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remained outstanding). The term loan facility was payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. On April 17, 2020, we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters as a result of the potential impact from the COVID-19 pandemic. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on the loans and lower the interest floor on Eurocurrency loans agreed upon in April 2020. On April 15, 2021, we terminated the suspension period, thus reinstating our required leverage ratios. The applicable margin depended upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the November 2020 amendment. Interest rates were at LIBOR (subject to 0.125% floor) plus an interest rate margin of 2.50% (2.625% at June 30, 2021).

There were $233.5 million in borrowings outstanding on the term loan facility as of June 30, 2021. There were $185.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2021. Our available borrowings on the revolving credit facility at June 30, 2021 were $397.4 million with approximately $2.6 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement was collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contained covenants and restrictions which, among other things, required the maintenance of certain financial ratios and restricted dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2021. We were also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the fifth anniversary of the closing date. The term loan is payable in quarterly installments increasing over the term of the facility. Initial interest rates are at LIBOR plus an interest rate margin of 1.75%. For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For both the three months ended June 30, 2021 and 2020, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.5 million and for the six months ended June 30, 2021 and 2020, we have recorded interest expense related to the amortization of debt discount on the Notes of $5.0 million and $4.8 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For both the three months ended June 30, 2021 and 2020, we have recorded interest expense on the Notes of $2.3 million and for both the six months ended June 30, 2021 and 2020, we have recorded interest expense on the Notes of $4.5 million at the contractual coupon rate of 2.625%.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($114.92) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 7, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at June 30, 2021 are as follows:

Remaining 2021	$9,937
2022	24,844
2023	383,750
2024	345,000
2025	—
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

Changes in the liability for standard warranties for the six months ended June 30, are as follows:

	2021	2020
Balance as of January 1,	$1,826	$2,186

Provision for warranties	864	427
Claims made	(440)	(584)

Balance as of June 30,	$2,250	$2,029

Costs associated with extended warranty repairs are recorded as incurred and amounted to $3.4 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

Note 11 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$248	$179	$496	$358

Interest cost on projected benefit obligation	451	639	902	1,278

Expected return on plan assets	(1,289)	(1,255)	(2,578)	(2,510)

Net amortization and deferral	832	705	1,664	1,410

Net periodic pension cost	$242	$268	$484	$536

We do not expect to make any pension contributions during 2021. Non-service cost of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, is included in other expense in the consolidated condensed statements of comprehensive income (loss). Non-service pension cost was immaterial for the three and six months ended June 30, 2021.

Note 12 – Acquisition and Other Expense

Acquisition and other expense consist of the following, which are included in cost of sales or selling and administrative expense depending on the nature of the charge:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Plant underutilization costs	$—	$6,586	$—	$6,586
Product rationalization costs - inventory	—	2,169	—	2,169
Restructuring costs	—	1,087	—	1,087
Manufacturing consolidation costs	—	1,602	—	3,387
Acquisition and integration costs	—	652	—	1,457
Acquisition and other expense included in cost of sales	$—	$12,096	$—	$14,686

Restructuring and related costs	$—	$2,124	$414	$2,124
Product rationalization costs - field inventory	—	2,095	—	2,095
Acquisition and integration costs	—	439	—	1,192
Acquisition and other expense included in selling and administrative expense	$—	$4,658	$414	$5,411

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

During the second quarter of 2020, we incurred $1.1 million in restructuring costs related to a voluntary separation arrangement with employees as a result of the COVID-19 pandemic that were charged to cost of sales based on the job function of the affected employees. We additionally recorded a charge of $2.1 million primarily related to the restructuring of our Orthopedic sales force and a voluntary separation arrangement with employees as a result of the COVID-19 pandemic that was charged to selling and administrative expenses based on the nature of the costs and function of the affected employees. During the six months ended June 30, 2021, we recorded a charge of $0.4 million related to the restructuring of our sales force which consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance that was charged to selling and administrative expenses.

During the three and six months ended June 30, 2020, we incurred $1.6 million and $3.4 million, respectively, in costs related to the consolidation of certain manufacturing operations which were charged to cost of sales. These costs related to winding down operations at certain locations and moving production lines to other facilities.

During the three and six months ended June 30, 2020, we incurred costs for inventory step-up adjustments and other costs of $0.7 million and $1.5 million, respectively, related to a previous acquisition, which were charged to cost of sales.

During the three and six months ended June 30, 2020, we incurred $0.4 million and $1.2 million, respectively, in severance and integration costs mainly related to the Buffalo Filter acquisition which were included in selling and administrative expense.

Note 13 — Business Segment
We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures and fees related to the sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Orthopedic surgery	$107,893	$60,483	$215,058	$159,766
General surgery	147,268	97,302	272,779	212,030
Consolidated net sales	$255,161	$157,785	$487,837	$371,796

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice ("the Notice") seeking $12.7 million under a liquidated damages clause, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the liquidated damages. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier. We previously recorded a charge to write off assets and released a previously accrued contingent consideration liability. In a pre-trial filing the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial in the Delaware Chancery Court commenced on March 18, 2021, and testimony concluded on April 7, 2021. The parties have submitted post-trial briefs, and the Court will hear oral arguments at a hearing scheduled for September 2021, with the Court to issue a ruling at some point thereafter. The Company has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable. We expect to defend the claims asserted by the sellers of EndoDynamix, although there can be no assurance that we will prevail in the trial and/or any resulting appeals.

CONMED is defending two Georgia State Court actions. The first was filed by various employees, former employees, contract workers and others against CONMED, and against a contract sterilizer. The second action is against CONMED’s landlord and other related entities. Plaintiffs in the lawsuits allege personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. CONMED is defending the claims asserted directly against it and is providing indemnification for certain other defendants based on contractual provisions. CONMED has submitted all of the claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED is currently in litigation with one of the other insurers regarding coverage for one of the indemnification claims and is waiting for the carrier to make a coverage determination for the other indemnification claim. The Company is unable to estimate any range of possible loss at this time, and has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable.

Both actions are in their early stages and discovery has not yet started. CONMED believes it has strong defenses to the claims and will vigorously defend itself and all parties it is indemnifying. As with any litigation, there are risks, including the risk that CONMED may not prevail with respect to the defense of the underlying claims, or with respect to securing adequate insurance coverage for the indemnification claims.

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

Note 15 – New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted this ASU as of June 30, 2021, however will continue to monitor the impact of reference rates and will elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

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

Note 16 – Subsequent Events

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the fifth anniversary of the closing date. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Initial interest rates are at LIBOR plus an interest rate margin of 1.75%. For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.

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

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as, imaging systems for use in minimally invasive surgery procedures and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Orthopedic surgery	42%	38%	44%	43%
General surgery	58%	62%	56%	57%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 81% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 45% during both the six months ended June 30, 2021 and 2020.

Business Environment

Our business was, and to a lesser extent continues today to be, significantly impacted by the emergence of the COVID-19 pandemic, first in the Asia Pacific geography and later in the United States, Europe and elsewhere as temporary closures occurred and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection.  In compliance with various governmental orders, beginning in March 2020 we restricted access to our main facilities to only essential personnel required to be onsite while maintaining production and distribution. Although such restrictions continued to be in place as of June 30, 2021, we are developing plans in certain of our facilities to ease such restrictions as the number of COVID-19 cases decline and vaccination rates increase.  During the first six months of 2021, revenues increased compared to the first six months of 2020. We have seen and believe we will continue to experience market variability that could influence sales, suppliers, patients and customers. We also have seen and continue to expect general surgery to rebound faster than orthopedic surgery due to the nature of the products. However, there remains uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business. See additional discussion in Liquidity and Capital Resources below.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.6	54.4	44.7	48.6
Gross profit	55.4	45.6	55.3	51.4
Selling and administrative expense	40.9	53.5	41.6	48.5
Research and development expense	4.4	5.5	4.4	5.1
Income (loss) from operations	10.1	(13.5)	9.4	(2.2)
Interest expense	3.7	7.2	4.1	5.6
Other expense	—	0.1	—	—
Income (loss) before income taxes	6.4	(20.7)	5.3	(7.9)
Provision (benefit) for income taxes	1.2	(3.4)	0.6	(2.1)
Net income (loss)	5.2%	(17.4)%	4.7%	(5.8)%

Net Sales

The following table presents net sales by product line for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
			% Change
	2021	2020	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$107.9	$60.5	78.4%	-5.5%	72.9%
General surgery	147.3	97.3	51.4%	-2.3%	49.1%
Net sales	$255.2	$157.8	61.7%	-3.5%	58.2%

Single-use products	$208.9	$128.5	62.6%	-3.6%	59.0%
Capital products	46.3	29.3	58.0%	-3.4%	54.6%
Net sales	$255.2	$157.8	61.7%	-3.5%	58.2%

	Six Months Ended
			% Change
	2021	2020	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$215.0	$159.8	34.6%	-3.3%	31.3%
General surgery	272.8	212.0	28.7%	-1.7%	27.0%
Net sales	$487.8	$371.8	31.2%	-2.3%	28.9%

Single-use products	$396.3	$306.2	29.4%	-2.2%	27.2%
Capital products	91.5	65.6	39.6%	-2.8%	36.8%
Net sales	$487.8	$371.8	31.2%	-2.3%	28.9%

Net sales increased 61.7% and 31.2% in the three and six months ended June 30, 2021, respectively, compared to the same periods a year ago driven by increases across all product lines as the COVID-19 pandemic had a significant impact on sales during the second quarter of 2020.

•Orthopedic surgery sales increased 78.4% and 34.6% in the three and six months ended June 30, 2021, respectively. 2020 was significantly impacted by the COVID-19 pandemic as hospitals and surgery centers deferred non-urgent surgeries and customers also deferred capital equipment purchases. Sales have increased since the first quarter of 2021 with growth in single-use products as non-urgent surgeries continue to increase.

•General surgery sales increased 51.4% and 28.7% in the three and six months ended June 30, 2021, respectively. 2020 was significantly impacted by the COVID-19 pandemic as hospitals and surgery centers deferred non-urgent surgeries. General surgery sales increased from the first quarter of 2021 mainly driven by continued growth in our advanced surgical products, including in our Buffalo Filter and AirSeal products, as well as growth in our advanced endoscopic technologies products. We believe the deferral of non-urgent procedures has had a lesser impact on our general surgery products as a result of the nature of the products and procedures in which they are used.

Cost of Sales

Cost of sales increased to $113.7 million in the three months ended June 30, 2021 as compared to $85.9 million in the three months ended June 30, 2020 and increased to $218.0 million in the six months ended June 30, 2021 as compared to $180.7 million in the six months ended June 30, 2020. Gross profit margins increased 980 basis points to 55.4% in the three months ended June 30, 2021 as compared to 45.6% in the three months ended June 30, 2020 and increased 390 basis points to 55.3% in the six months ended June 30, 2021 as compared to 51.4% in the six months ended June 30, 2020.

The increase in gross profit margin of 980 basis points in the three months ended June 30, 2021 and 390 basis points in the six months ended June 30, 2021 was driven by an increase in sales as well as the absence in 2021 of certain costs incurred in 2020 including the following:

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
•$1.6 million and $3.4 million for the three and six months ended June 30, 2020, respectively, in costs related to the consolidation of certain manufacturing operations related to winding down operations at certain locations and moving production lines to other facilities; and
•$0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively, related inventory step-up adjustments from a previous acquisition.

Refer to Note 12 for further details on the above items.

Selling and Administrative Expense

Selling and administrative expense increased to $104.4 million in the three months ended June 30, 2021 as compared to $84.5 million in the three months ended June 30, 2020 and increased to $202.7 million in the six months ended June 30, 2021 as compared to $180.3 million in the six months ended June 30, 2020. Selling and administrative expense as a percentage of net sales decreased to 40.9% in the three months ended June 30, 2021 as compared to 53.5% in the three months ended June 30, 2020 and decreased to 41.6% in the six months ended June 30, 2021 as compared to 48.5% in the six months ended June 30, 2020.

The decrease in selling and administrative expense as a percentage of net sales for the three and six months ended June 30, 2021 was mainly driven by higher sales in 2021 while continuing to monitor our expenses in response to the COVID-19 pandemic. In addition, 2020 included the following expenses:

•$2.1 million in severance costs related to a voluntary termination program and costs associated with the restructuring of our Orthopedic sales force in the second quarter of 2020;
•a $2.1 million write-off of field inventory used for customer demonstration and evaluation of products resulting from the product rationalization initiative in the second quarter of 2020; and

•$0.4 million and $1.2 million, respectively, in severance and integration costs mainly related to the Buffalo Filter acquisition in the three and six months ended June 30, 2020.

Research and Development Expense

Research and development expense increased to $11.3 million in the three months ended June 30, 2021 as compared to $8.7 million in the three months ended June 30, 2020. Research and development expense increased to $21.3 million in the six months ended June 30, 2021 as compared to $18.8 million in the six months ended June 30, 2020. As a percentage of net sales, research and development expense decreased 110 basis points to 4.4% in the three months ended June 30, 2021 as compared to 5.5% in the three months ended June 30, 2020 and decreased 70 basis points to 4.4% in the six months ended June 30, 2021 as compared to 5.1% in the six months ended June 30, 2020. The lower spend as a percentage of sales is driven by higher sales in 2021.

Interest Expense

Interest expense decreased to $9.4 million in the three months ended June 30, 2021 from $11.4 million in the three months ended June 30, 2020 and decreased to $19.8 million in the six months ended June 30, 2021 from $21.0 million in the six months ended June 30, 2020. The weighted average interest rates on our borrowings decreased to 2.97% in the three months ended June 30, 2021 as compared to 3.75% in the three months ended June 30, 2020 and 3.17% in the six months ended June 30, 2021 as compared to 3.44% in the six months ended June 30, 2020. The decrease in interest expense is primarily due to lower borrowings and decreases in our weighted average interest rates compared to the same periods a year ago.

Other Expense

Other expense in the three and six months ended June 30, 2020 is related to non-service pension costs as further described in Note 11.

Provision (Benefit) for Income Taxes

Income tax expense has been recorded at an effective tax rate of 18.4% for the three months ended June 30, 2021 compared to income tax benefit at an effective tax rate of 16.3% for the three months ended June 30, 2020. Income tax expense has been recorded at an effective tax rate of 11.0% for the six months ended June 30, 2021 compared to income tax benefit at an effective tax rate of 26.6% for the six months ended June 30, 2020. We calculate our estimated tax liability each quarter based on the level of income and tax liability on a year-to-date basis. The tax rates for the three months and six months ended June 30, 2020 were primarily the result of our second quarter loss position. The three months ended June 30, 2020 included a discrete income tax benefit associated with stock options which increased the effective tax rate by 1.2%. The six months ended June 30, 2020 included discrete income tax benefit associated with stock options and other federal income tax items which increased the effective tax rate by 10.9%. Our income position for the three and six months ended June 30, 2021 generated tax expense which was offset by discrete income tax benefit from federal tax deductions relating to stock option exercises that decreased the effective tax rate by 9.8% and 15.1%, respectively. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2020, under Note 8 to the consolidated financial statements.

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

As a result of the COVID-19 pandemic, we experienced lower sales in 2020. On April 17, 2020 we amended our senior credit agreement to suspend our required leverage ratios for up to four quarters. We continued to have certain minimum liquidity and fixed charge coverage ratio requirements. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on loans and lower the interest floor on Eurocurrency loans agreed upon in April 2020. On April 15, 2021, we terminated the suspension period, thus reinstating our required leverage ratios. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our revolving credit facility, will be adequate to meet our liquidity needs for the foreseeable future. We continue to monitor our spending and expenses in light of our expectation that our revenues will continue to be impacted by the pandemic. While the results of operations support continued recovery, there remains uncertainty in the financial markets related to the COVID-19 pandemic which may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Operating cash flows

Our net working capital position was $244.7 million at June 30, 2021.  Net cash provided by operating activities was $56.6 million and $9.3 million in the six months ended June 30, 2021 and 2020, respectively, generated on net income (loss) of $23.2 million and $(21.5) million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash provided by operating activities in 2021 as compared to 2020 was mainly driven by higher net income in 2021 compared to the same period a year ago.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2021 decreased $4.3 million from the same period a year ago due to $3.9 million in payments mainly related to the acquisition of a distributor in 2020. Capital expenditures were $6.1 million in the six months ended June 30, 2021 compared to $6.6 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the six months ended June 30, 2021 was $31.0 million compared to cash provided by financing activities of $10.8 million during 2020. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2021 compared to 2020:

•We had net payments on our revolving line of credit of $22.0 million compared to $38.0 million in net borrowings during the six months ended June 30, 2020.
•We had net cash proceeds of $13.1 million related to stock issued under employee plans for the six months ended June 30, 2021 compared to $2.2 million in the same period a year ago.
•We paid $2.1 million in contingent consideration related to a prior acquisition during the six months ended June 30, 2020.
•We paid $2.1 million in debt issuance costs related to the April 2020 amendment to our sixth amended and restated senior credit agreement during the six months ended June 30, 2020.

On February 7, 2019 we entered into a sixth amended and restated senior credit agreement consisting of: (a) a $265.0 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility then in effect was due to terminate and the loans outstanding under the term loan facility then in effect were scheduled to mature on the earlier of (i) February 7, 2024 or (ii) 91 days prior to the earliest scheduled maturity date of the 2.625% convertible notes due in 2024 described below, (if, as of such date, more than $150.0 million in aggregate principal amount of such convertible notes (or any refinancing thereof) remained outstanding). The term loan facility was payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement and in part to finance the acquisition of Buffalo Filter. As noted above, on April 17, 2020 we amended our sixth amended and restated senior credit agreement to suspend our required leverage ratios for up to four quarters. We continued to have certain minimum liquidity and fixed charge coverage ratio requirements. On November 20, 2020, we entered into a third amendment under our senior credit agreement to lower the applicable margin on the loans and lower the interest floor on Eurocurrency loans agreed upon in April 2020. On April 15, 2021, we terminated the suspension period, thus reinstating our required leverage ratios. The applicable margin depended upon CONMED’s consolidated senior secured leverage ratio, using the pricing grid set forth in the November 2020 amendment.  Interest rates were at LIBOR (subject to 0.125% floor) plus an interest rate margin of 2.50% (2.625% at June 30, 2021).

There were $233.5 million in borrowings outstanding on the term loan facility as of June 30, 2021. There were $185.0 million in borrowings outstanding under the revolving credit facility as of June 30, 2021. Our available borrowings on the revolving credit facility at June 30, 2021 were $397.4 million with approximately $2.6 million of the facility set aside for outstanding letters of credit.

The sixth amended and restated senior credit agreement was collateralized by substantially all of our personal property and assets. The sixth amended and restated senior credit agreement contained covenants and restrictions which, among other things, required the maintenance of certain financial ratios and restricted dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2021. We were also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on the fifth anniversary of the closing date. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Initial interest rates are at LIBOR plus an interest rate margin of 1.75%. For those borrowings where we elect to use the alternate base rate, the initial base rate will be the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($114.92) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 7, unless we elect to settle the warrants in cash.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2021, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2021. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our seventh amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future.

New accounting pronouncements

See Note 15 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2021.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
July 29, 2021