Form 10-Q
period 2021-09-30
CONMED Corp
filed 2021-10-28
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2021	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 25, 2021 is 29,247,120 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$248,827	$237,835	$736,665	$609,631

Cost of sales	106,521	104,137	324,485	284,845

Gross profit	142,306	133,698	412,180	324,786

Selling and administrative expense	104,736	94,380	307,476	274,721

Research and development expense	10,859	9,936	32,203	28,756

Operating expenses	115,595	104,316	339,679	303,477

Income from operations	26,711	29,382	72,501	21,309

Interest expense	8,145	11,943	27,917	32,938

Other expense	1,127	89	1,127	266

Income (loss) before income taxes	17,439	17,350	43,457	(11,895)

Provision for income taxes	2,491	10,500	5,359	2,728

Net income (loss)	$14,948	$6,850	$38,098	$(14,623)

Comprehensive income (loss)	$13,756	$8,976	$42,242	$(16,858)

Per share data:

Net income (loss)
Basic	$0.51	$0.24	$1.31	$(0.51)
Diluted	0.47	0.23	1.19	(0.51)

Weighted average common shares
Basic	29,179	28,583	29,097	28,529
Diluted	32,143	29,426	32,020	28,529
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$31,511	$27,356
Accounts receivable, net	165,433	177,152
Inventories	228,572	194,868
Prepaid expenses and other current assets	17,889	17,278
Total current assets	443,405	416,654
Property, plant and equipment, net	109,181	111,407
Goodwill	617,651	618,440
Other intangible assets, net	478,861	501,537
Other assets	104,994	103,635
Total assets	$1,754,092	$1,751,673

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,251	$18,415
Accounts payable	46,596	53,310
Accrued compensation and benefits	54,632	50,171
Other current liabilities	69,713	68,305
Total current liabilities	183,192	190,201

Long-term debt	703,335	735,221
Deferred income taxes	58,940	57,875
Other long-term liabilities	52,942	59,338
Total liabilities	998,409	1,042,635

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2021 and 2020, respectively	313	313
Paid-in capital	394,810	382,628
Retained earnings	478,035	457,417
Accumulated other comprehensive loss	(59,537)	(63,681)
Less: 2,064,390 and 2,410,045 shares of common stock in treasury, at cost in 2021 and 2020, respectively	(57,938)	(67,639)
Total shareholders’ equity	755,683	709,038
Total liabilities and shareholders’ equity	$1,754,092	$1,751,673
 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			2,944			5,271	8,215
Stock-based compensation			3,387				3,387
Dividends on common stock ($0.20 per share)				(5,813)			(5,813)
Comprehensive income (loss):
Cash flow hedging gain, net					3,926
Pension liability, net					631
Foreign currency translation adjustments					(3,674)
Net income				9,860
Total comprehensive income							10,743
Balance at March 31, 2021	31,299	$313	$388,959	$461,464	$(62,798)	$(62,368)	$725,570
Common stock issued under employee plans			414			2,312	2,726
Stock-based compensation			4,290				4,290
Dividends on common stock ($0.20 per share)				(5,830)			(5,830)
Comprehensive income (loss):
Cash flow hedging gain, net					1,221
Pension liability, net					631
Foreign currency translation adjustments					2,601
Net income				13,290
Total comprehensive income							17,743
Balance at June 30, 2021	31,299	$313	$393,663	$468,924	$(58,345)	$(60,056)	$744,499
Common stock issued under employee plans			(3,180)			2,118	(1,062)
Stock-based compensation			4,327				4,327
Dividends on common stock ($0.20 per share)				(5,837)			(5,837)
Comprehensive income (loss):
Cash flow hedging gain, net					2,917
Pension liability, net					631
Foreign currency translation adjustments					(4,740)
Net income				14,948
Total comprehensive income							13,756
Balance at September 30, 2021	31,299	$313	$394,810	$478,035	$(59,537)	$(57,938)	$755,683

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(7,736)			2,696	(5,040)
Stock-based compensation			3,032				3,032
Dividends on common stock ($0.20 per share)				(5,703)			(5,703)
Comprehensive income (loss):
Cash flow hedging gain, net					2,405
Pension liability, net					535
Foreign currency translation adjustments					(9,988)
Net income				5,927
Total comprehensive loss							(1,121)
Balance at March 31, 2020	31,299	$313	$374,620	$471,068	$(66,325)	$(78,041)	$701,635
Common stock issued under employee plans			(1,150)			1,283	133
Stock-based compensation			3,555				3,555
Dividends on common stock ($0.20 per share)				(5,712)			(5,712)
Comprehensive income (loss):
Cash flow hedging loss, net					(2,429)
Pension liability, net					535
Foreign currency translation adjustments					4,581
Net loss				(27,400)
Total comprehensive loss							(24,713)
Balance at June 30, 2020	31,299	$313	$377,025	$437,956	$(63,638)	$(76,758)	$674,898
Common stock issued under employee plans			562			893	1,455
Stock-based compensation			3,532				3,532
Dividends on common stock ($0.20 per share)				(5,720)			(5,720)
Comprehensive income (loss):
Cash flow hedging loss, net					(3,026)
Pension liability, net					535
Foreign currency translation adjustments					4,617
Net income				6,850
Total comprehensive income							8,976
Balance at September 30, 2020	31,299	$313	$381,119	$439,086	$(61,512)	$(75,865)	$683,141

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$38,098	$(14,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,519	13,617
Amortization of debt discount	7,611	7,239
Amortization of deferred debt issuance costs	2,946	2,697
Amortization	40,747	40,973
Stock-based compensation	12,003	10,119
Deferred income taxes	(1,311)	(786)
Loss on early extinguishment of debt	899	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	9,890	21,574
Inventories	(34,679)	(19,396)
Accounts payable	(6,223)	1,477
Accrued compensation and benefits	5,030	(8,864)
Other assets	(15,915)	(6,013)
Other liabilities	6,370	(3,628)
Net cash provided by operating activities	77,985	44,386

Cash flows from investing activities:
Proceeds from sale of a facility	—	3,227
Purchases of property, plant and equipment	(11,678)	(9,864)
Payments related to business and asset acquisitions, net of cash acquired	—	(3,852)
Net cash used in investing activities	(11,678)	(10,489)

Cash flows from financing activities:
Payments on term loan	(63,673)	(9,938)
Proceeds from term loan	52,411	—
Payments on revolving line of credit	(272,753)	(142,000)
Proceeds from revolving line of credit	236,753	152,000
Payments related to contingent consideration	(3,536)	(2,071)
Payments related to debt issuance costs	(2,000)	(2,057)
Dividends paid on common stock	(17,418)	(17,099)
Other, net	9,457	(3,730)
Net cash used in financing activities	(60,759)	(24,895)

Effect of exchange rate changes on cash and cash equivalents	(1,393)	740

Net increase in cash and cash equivalents	4,155	9,742

Cash and cash equivalents at beginning of period	27,356	25,856

Cash and cash equivalents at end of period	$31,511	$35,598

Non-cash investing and financing activities:
Dividends payable	$5,837	$5,720
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 28, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$37,957	$98,444	$136,401	$38,913	$95,292	$134,205
Europe, Middle East & Africa	24,155	19,905	44,060	23,104	17,584	40,688
Asia Pacific	27,517	16,113	43,630	26,403	15,405	41,808
Americas (excluding the United States)	16,122	8,614	24,736	13,767	7,367	21,134
Total sales from contracts with customers	$105,751	$143,076	$248,827	$102,187	$135,648	$237,835

Timing of Revenue Recognition
Goods transferred at a point in time	$96,389	$141,798	$238,187	$93,000	$134,745	$227,745
Services transferred over time	9,362	1,278	10,640	9,187	903	10,090
Total sales from contracts with customers	$105,751	$143,076	$248,827	$102,187	$135,648	$237,835

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$115,864	$288,069	$403,933	$97,339	$243,137	$340,476
Europe, Middle East & Africa	77,327	58,594	135,921	62,726	50,345	113,071
Asia Pacific	80,403	44,911	125,314	66,737	34,211	100,948
Americas (excluding the United States)	47,215	24,282	71,497	35,152	19,984	55,136
Total sales from contracts with customers	$320,809	$415,856	$736,665	$261,954	$347,677	$609,631

Timing of Revenue Recognition
Goods transferred at a point in time	$291,728	$412,298	$704,026	$237,224	$345,068	$582,292
Services transferred over time	29,081	3,558	32,639	24,730	2,609	27,339
Total sales from contracts with customers	$320,809	$415,856	$736,665	$261,954	$347,677	$609,631

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2021	December 31, 2020

Contract liability	$15,833	$13,666

Revenue recognized during the nine months ended September 30, 2021 and September 30, 2020 from amounts included in contract liabilities at the beginning of the period were $8.4 million and $7.6 million, respectively. There were no material contract assets as of September 30, 2021 and December 31, 2020.

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$14,948	$6,850	$38,098	$(14,623)

Other comprehensive income (loss):
Cash flow hedging gain (loss), net of income tax (income tax expense (benefit) of $929 and $(964) for the three months ended September 30, 2021 and 2020, respectively, and $2,568 and $(972) for the nine months ended September 30, 2021 and 2020, respectively)	2,917	(3,026)	8,064	(3,050)
Pension liability, net of income tax (income tax expense of $201 and $170 for the three months ended September 30, 2021 and 2020, respectively, and $603 and $510 for the nine months ended September 30, 2021 and 2020, respectively)	631	535	1,893	1,605
Foreign currency translation adjustment	(4,740)	4,617	(5,813)	(790)

Comprehensive income (loss)	$13,756	$8,976	$42,242	$(16,858)

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	5,141	—	(5,813)	(672)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	3,854	2,496	—	6,350
Income tax	(931)	(603)	—	(1,534)

Net current-period other comprehensive income (loss)	8,064	1,893	(5,813)	4,144

Balance, September 30, 2021	$2,119	$(34,727)	$(26,929)	$(59,537)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	(1,916)	—	(790)	(2,706)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,496)	2,115	—	619
Income tax	362	(510)	—	(148)

Net current-period other comprehensive income (loss)	(3,050)	1,605	(790)	(2,235)

Balance, September 30, 2020	$(2,557)	$(30,086)	$(28,869)	$(61,512)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2021	December 31, 2020
Forward exchange contracts	Cash flow hedge	$178,908	$154,504
Forward exchange contracts	Non-designated	37,254	42,380

The remaining time to maturity as of September 30, 2021 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2021	2020	Location of amount reclassified	2021	2020	2021	2020

Foreign exchange contracts	$3,188	$(3,542)	Net Sales	$248,827	$237,835	$(1,077)	$663
			Cost of Sales	106,521	104,137	419	(215)
Pre-tax gain (loss)	$3,188	$(3,542)				$(658)	$448
Tax expense (benefit)	770	(856)				(159)	108
Net gain (loss)	$2,418	$(2,686)				$(499)	$340

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2021	2020	Location of amount reclassified	2021	2020	2021	2020

Foreign exchange contracts	$6,778	$(2,526)	Net Sales	$736,665	$609,631	$(4,948)	$2,206
			Cost of Sales	324,485	284,845	1,094	(710)
Pre-tax gain (loss)	$6,778	$(2,526)				$(3,854)	$1,496
Tax expense (benefit)	1,637	(610)				(931)	362
Net gain (loss)	$5,141	$(1,916)				$(2,923)	$1,134

At September 30, 2021, $1.5 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net losses from derivative instruments not accounted for as hedges and gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2021	2020	2021	2020

Net loss on currency forward contracts	Selling and administrative expense	$(48)	$(682)	$(398)	$(1,224)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(441)	$312	$(1,320)	$143

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2021 and December 31, 2020:

September 30, 2021	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$3,319	$(1,311)	$2,008
Foreign exchange contracts	Other long-term assets	932	(145)	787
		$4,251	$(1,456)	$2,795

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	21	(160)	(139)

Total derivatives		$4,272	$(1,616)	$2,656

December 31, 2020	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Other current liabilities	$1,500	$(8,826)	$(7,326)
Foreign exchange contracts	Other long-term liabilities	23	(535)	(512)
		$1,523	$(9,361)	$(7,838)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	25	(150)	(125)

Total derivatives		$1,548	$(9,511)	$(7,963)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2021 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Note 6 - Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Raw materials	$76,637	$71,807
Work-in-process	17,658	15,864
Finished goods	134,277	107,197
Total	$228,572	$194,868

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$14,948	$6,850	$38,098	$(14,623)

Basic – weighted average shares outstanding	29,179	28,583	29,097	28,529

Effect of dilutive potential securities	2,964	843	2,923	—

Diluted – weighted average shares outstanding	32,143	29,426	32,020	28,529

Net income (loss) (per share)
Basic	$0.51	$0.24	$1.31	$(0.51)
Diluted	0.47	0.23	1.19	(0.51)

The shares used in the calculation of diluted EPS exclude options and SARs to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.7 million and 0.5 million for the three and nine months ended September 30, 2021, respectively, and 1.6 million for the three months ended September 30, 2020. As the Company was in a net loss position for the nine months ended September 30, 2020, there were no anti-dilutive shares. Our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.

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

During the three and nine months ended September 30, 2021, our average share price exceeded the conversion price of the Notes and we included in our diluted share count 1.2 million shares, for both periods, assumed to be issued if the Notes were converted. During the three and nine months ended September 30, 2020, our average share price had not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

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

The calculation of diluted EPS also includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $114.92. During the three and nine months ended September 30, 2021, our average share price exceeded $114.92 and we therefore included in our diluted share count an additional 0.5 million and 0.4 million shares, respectively, assumed to be issued under the warrants. During the three and nine months ended September 30, 2020, our average share price had not exceeded $114.92; therefore, there were no potential shares issuable under the warrants to be used in the calculation of diluted EPS.

Note 8 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2021 are as follows:

Balance as of December 31, 2020	$618,440

Foreign currency translation	(789)

Balance as of September 30, 2021	$617,651
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	September 30, 2021			December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$342,501	$(148,330)	$342,639	$(134,555)

Sales representation, marketing and promotional rights	25	149,376	(58,500)	149,376	(54,000)

Developed technology	16	106,604	(24,801)	106,604	(19,705)

Patents and other intangible assets	16	75,836	(50,369)	73,516	(48,882)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$760,861	$(282,000)	$758,679	$(257,142)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.3 million and $8.6 million in the three months ended September 30, 2021 and 2020, respectively, and $24.9 million and $25.6 million in the nine months ended September 30, 2021 and 2020, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss). Included in developed technology is $3.5 million of earn-out consideration that was paid during the third quarter of 2021 and an additional accrual of $2.4 million of earn-out consideration that is considered probable as of September 30, 2021 associated with a prior asset acquisition. This is recorded in other current liabilities at September 30, 2021.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2021 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2021	$7,187	$1,500	$8,687
2022	26,554	6,000	32,554
2023	25,679	6,000	31,679
2024	24,929	6,000	30,929
2025	25,145	6,000	31,145
2026	24,652	6,000	30,652

Note 9 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Revolving line of credit	$171,000	$207,000
Term loan, net of deferred debt issuance costs of $1,448 and $1,668 in 2021 and 2020, respectively	229,102	240,145
2.625% convertible notes, net of deferred debt issuance costs of $4,144 and $5,475 in 2021 and 2020, respectively, and unamortized discount of $26,009 and $33,620 in 2021 and 2020, respectively	314,846	305,904
Financing leases	638	587
Total debt	715,586	753,636
Less: Current portion	12,251	18,415
Total long-term debt	$703,335	$735,221

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at LIBOR (subject to 0.125% floor) plus an interest rate margin of 1.50% (1.625% at September 30, 2021). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin.

There were $230.5 million in borrowings outstanding on the term loan facility as of September 30, 2021. There were $171.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2021. Our available borrowings on the revolving credit facility at September 30, 2021 were $411.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2021. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three months ended September 30, 2021 and 2020, we have recorded interest expense related to the amortization of debt discount on the Notes of $2.6 million and $2.4 million, respectively, and for the nine months ended September 30, 2021 and 2020, we have recorded interest expense related to the amortization of debt discount on the Notes of $7.6 million and $7.2 million, respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For both the three months ended September 30, 2021 and 2020, we have recorded interest expense on the Notes of $2.3 million and for both the nine months ended September 30, 2021 and 2020, we have recorded interest expense on the Notes of $6.8 million at the contractual coupon rate of 2.625%.

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

The scheduled maturities of long-term debt outstanding at September 30, 2021 are as follows:

Remaining 2021	$2,981
2022	11,925
2023	14,906
2024	365,869
2025	23,850
2026	327,018
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

Changes in the liability for standard warranties for the nine months ended September 30, are as follows:

	2021	2020
Balance as of January 1,	$1,826	$2,186

Provision for warranties	1,235	616
Claims made	(683)	(932)

Balance as of September 30,	$2,378	$1,870

Costs associated with extended warranty repairs are recorded as incurred and amounted to $5.2 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 11 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$248	$179	$744	$537

Interest cost on projected benefit obligation	451	639	1,353	1,917

Expected return on plan assets	(1,289)	(1,255)	(3,867)	(3,765)

Net amortization and deferral	832	705	2,496	2,115

Net periodic pension cost	$242	$268	$726	$804

We do not expect to make any pension contributions during 2021. Non-service cost of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, is included in other expense in the consolidated condensed statements of comprehensive income (loss). Non-service pension cost was immaterial for the three and nine months ended September 30, 2021.

Note 12 – Acquisition and Other Expense

Acquisition and other expense consist of the following, which are included in cost of sales, selling and administrative expense or other expense depending on the nature of the charge:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Plant underutilization costs	$—	$—	$—	$6,586
Product rationalization costs - inventory	—	—	—	2,169
Restructuring costs	—	—	—	1,087
Manufacturing consolidation costs	—	606	—	3,993
Acquisition and integration costs	—	796	—	2,253
Acquisition and other expense included in cost of sales	$—	$1,402	$—	$16,088

Restructuring and related costs	$—	$1,009	$414	$3,133
Product rationalization costs - field inventory	—	—	—	2,095
Acquisition and integration costs	—	—	—	1,192
Acquisition and other expense included in selling and administrative expense	$—	$1,009	$414	$6,420

Debt refinancing costs included in other expense	$1,127	$—	$1,127	$—

During the nine months ended September 30, 2020, we recorded a $6.6 million charge to cost of sales related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic.

During the nine months ended September 30, 2020, we performed an analysis of our product lines and determined certain catalog numbers, principally related to capital equipment, would be discontinued and consolidated into existing product offerings. We consequently recorded a $2.2 million charge to cost of sales to write-off inventory of the discontinued products. In addition, we incurred $2.1 million in costs related to the write-off of field inventory used for customer demonstration and evaluation of the discontinued products which we charged to selling and administrative expense.

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

During the three and nine months ended September 30, 2020, we incurred costs for inventory step-up adjustments and other costs of $0.8 million and $2.3 million, respectively, related to a previous acquisition, which were charged to cost of sales.

During the three and nine months ended September 30, 2020 we recorded charges of $1.0 million and $2.3 million, respectively, primarily related to the restructuring of our Orthopedic sales force that was charged to selling and administrative expenses based on the nature of the costs and function of the affected employees. During the nine months ended September 30, 2021, we recorded a charge of $0.4 million related to the restructuring of our sales force which consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance that was charged to selling and administrative expenses.

During the nine months ended September 30, 2020, we incurred $0.8 million in restructuring charges principally related to a voluntary separation arrangement with employees as a result of the COVID-19 pandemic which were charged to selling and administrative expense based on the nature of the costs and function of the affected employees.

During the nine months ended September 30, 2020, we incurred $1.2 million in severance and integration costs mainly related to the Buffalo Filter acquisition which were included in selling and administrative expense.

During the three and nine months ended September 30, 2021, we recorded $1.1 million related to a loss on early extinguishment and third party fees associated with the seventh amended and restated senior credit agreement as further described in Note 9. These costs were included in other expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Orthopedic surgery	$105,751	$102,187	$320,809	$261,954
General surgery	143,076	135,648	415,856	347,677
Consolidated net sales	$248,827	$237,835	$736,665	$609,631

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

Manufacturers of medical products may face exposure to significant product liability claims, as well as patent infringement and other claims incurred in the ordinary course of business. To date, we have not experienced any claims that have been material to our financial statements or financial condition, but any such claims arising in the future could have a material adverse effect on our business, results of operations or cash flows. We currently maintain commercial product liability insurance of $35 million per incident and $35 million in the aggregate annually, which we believe is adequate. This coverage is on a claims-made basis. There can be no assurance that claims will not exceed insurance coverage, that the carriers will be solvent or that such insurance will be available to us in the future at a reasonable cost.

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice (the "Notice") seeking $12.7 million under a liquidated damages clause, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the liquidated damages. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier and recorded a charge to write off assets and released a previously accrued contingent consideration liability. In court filings the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial in the Delaware Chancery Court commenced on March 18, 2021, and testimony concluded on April 7, 2021. The parties have submitted post-trial briefs, and the Court heard oral arguments at a hearing on September 16, 2021. The Court has not yet issued a ruling. The Company has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable. We expect to defend the claims asserted by the sellers of EndoDynamix, although there can be no assurance that we will prevail in the trial and/or any resulting appeals.

CONMED is defending two Georgia State Court actions. The first was filed by various employees, former employees, contract workers and others against CONMED, and against a contract sterilizer. The second action is against CONMED’s landlord and other allegedly related entities. Plaintiffs in the lawsuits allege personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. CONMED is defending the claims asserted directly against it and is providing indemnification for certain other defendants based on contractual provisions. CONMED has submitted all of the claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED is currently in litigation with one of the other insurers regarding coverage for certain of the indemnification claims. The Company is unable to estimate any range of possible loss at this time, and has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable.

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

Note 15 – New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted this ASU as of September 30, 2021, however will continue to monitor the impact of reference rates and will elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models requiring separate accounting for embedded conversion features which will result in more convertible debt instruments accounted for as a single liability. The ASU eliminates certain settlement conditions that are required for equity classification to qualify for the derivative scope exception. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard on January 1, 2022 using the modified retrospective method. The estimated impacts include the convertible debt instrument being accounted for as a single liability measured at its amortized cost and elimination of the non-cash interest expense as the Company will not separately present the equity embedded conversion feature in such debt. The Company also expects to adopt the if-converted method for earnings per share.

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
•the quality of our management and business abilities and the judgment of our personnel, as well as our ability to attract, motivate and retain employees at all levels of the Company;
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Orthopedic surgery	42%	43%	44%	43%
General surgery	58%	57%	56%	57%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 81% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 45% and 44% of our consolidated net sales during the nine months ended September 30, 2021 and 2020, respectively.

Business Environment

Our business was, and to a lesser extent continues today to be, significantly impacted by the emergence of the COVID-19 pandemic, first in the Asia Pacific geography and later in the United States, Europe and elsewhere as temporary closures occurred and hospitals and surgery centers postponed many non-urgent surgical procedures in order to minimize the risk of infection.  In compliance with various governmental orders, beginning in March 2020 we restricted access to our main facilities to only essential personnel required to be onsite while maintaining production and distribution. Although such restrictions continued to be in place as of September 30, 2021, we are developing plans in certain of our facilities to ease such restrictions as the number of COVID-19 cases decline and vaccination rates increase.  During the first nine months of 2021, revenues increased compared to the first nine months of 2020. We have seen and believe we will continue to experience market variability that could influence sales, suppliers, patients and customers. We also have seen and continue to expect general surgery to rebound faster than orthopedic surgery due to the nature of the products. However, there remains uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business. See additional discussion in Liquidity and Capital Resources below.

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

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.8	43.8	44.0	46.7
Gross profit	57.2	56.2	56.0	53.3
Selling and administrative expense	42.1	39.7	41.7	45.1
Research and development expense	4.4	4.2	4.4	4.7
Income from operations	10.7	12.4	9.8	3.5
Interest expense	3.3	5.0	3.8	5.4
Other expense	0.5	—	0.2	—
Income (loss) before income taxes	7.0	7.3	5.9	(2.0)
Provision for income taxes	1.0	4.4	0.7	0.4
Net income (loss)	6.0%	2.9%	5.2%	(2.4)%

Net Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended
			% Change
	2021	2020	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$105.7	$102.2	3.5%	-0.6%	2.9%
General surgery	143.1	135.6	5.5%	-0.2%	5.3%
Net sales	$248.8	$237.8	4.6%	-0.3%	4.3%

Single-use products	$200.9	$190.9	5.3%	-0.4%	4.9%
Capital products	47.9	46.9	2.0%	-0.4%	1.6%
Net sales	$248.8	$237.8	4.6%	-0.3%	4.3%

	Nine Months Ended
			% Change
	2021	2020	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$320.8	$261.9	22.5%	-2.2%	20.3%
General surgery	415.9	347.7	19.6%	-1.1%	18.5%
Net sales	$736.7	$609.6	20.8%	-1.5%	19.3%

Single-use products	$597.3	$497.1	20.1%	-1.5%	18.6%
Capital products	139.4	112.5	23.9%	-1.8%	22.1%
Net sales	$736.7	$609.6	20.8%	-1.5%	19.3%

Net sales increased 4.6% and 20.8% in the three and nine months ended September 30, 2021, respectively, compared to the same periods a year ago driven by increases across all product lines as the COVID-19 pandemic had a significant impact on sales during the first nine months of 2020.

•Orthopedic surgery sales increased 3.5% and 22.5% in the three and nine months ended September 30, 2021, respectively. Sales for the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily related to growth in capital products as customers resumed capital purchases. Sales for the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020 as 2020 was significantly impacted by the COVID-19 pandemic as hospitals and surgery centers deferred non-urgent surgeries and customers also deferred capital equipment purchases.

•General surgery sales increased 5.5% and 19.6% in the three and nine months ended September 30, 2021, respectively. 2020 was significantly impacted by the COVID-19 pandemic as hospitals and surgery centers deferred non-urgent surgeries. General surgery sales for the three and nine months ended September 30, 2021 increased compared to the three and nine months ended September 30, 2020 mainly driven by continued growth in our advanced surgical products, including our AirSeal® and Buffalo Filter® products, and advanced endoscopic technologies products. We believe the deferral of non-urgent procedures has had a lesser impact on our general surgery products as a result of the nature of the products and procedures in which they are used.

Cost of Sales

Cost of sales increased to $106.5 million in the three months ended September 30, 2021 as compared to $104.1 million in the three months ended September 30, 2020 and increased to $324.5 million in the nine months ended September 30, 2021 as compared to $284.8 million in the nine months ended September 30, 2020. Gross profit margins increased 100 basis points to 57.2% in the three months ended September 30, 2021 as compared to 56.2% in the three months ended September 30, 2020 and increased 270 basis points to 56.0% in the nine months ended September 30, 2021 as compared to 53.3% in the nine months ended September 30, 2020.

The increase in gross profit margin of 100 basis points in the three months ended September 30, 2021 and 270 basis points in the nine months ended September 30, 2021 was driven by an increase in sales and product mix as well as the absence in 2021 of certain costs incurred in 2020 including the following:

•$6.6 million in costs related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic during the nine months ended September 30, 2020;
•$2.2 million in costs related to product rationalization during the nine months ended September 30, 2020;
•$1.1 million in restructuring costs related to a voluntary separation arrangement as a result of the COVID-19 pandemic during the nine months ended September 30, 2020;
•$0.6 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, in costs related to the consolidation of certain manufacturing operations related to winding down operations at certain locations and moving production lines to other facilities; and
•$0.8 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, related inventory step-up adjustments from a previous acquisition.

Refer to Note 12 for further details on the above items.

Selling and Administrative Expense

Selling and administrative expense increased to $104.7 million in the three months ended September 30, 2021 as compared to $94.4 million in the three months ended September 30, 2020 and increased to $307.5 million in the nine months ended September 30, 2021 as compared to $274.7 million in the nine months ended September 30, 2020. Selling and administrative expense as a percentage of net sales increased to 42.1% in the three months ended September 30, 2021 as compared to 39.7% in the three months ended September 30, 2020 and decreased to 41.7% in the nine months ended September 30, 2021 as compared to 45.1% in the nine months ended September 30, 2020.

The increase in selling and administrative expense as a percentage of net sales for the three months ended September 30, 2021 was driven by higher shipping costs and a return to travel and trade show attendance and partially offset by the absence in 2021 of $1.0 million in costs associated with the restructuring of our Orthopedic sales force during the three months ended September 30, 2020.

The decrease in selling and administrative expense as a percentage of net sales for the nine months ended September 30, 2021 was mainly driven by higher sales in 2021 while continuing to monitor our expenses in response to the COVID-19 pandemic. In addition, 2020 included the following expenses:

•$3.1 million in severance costs related to a voluntary termination program and costs associated with the restructuring of our Orthopedic sales force during the nine months ended September 30, 2020, respectively;
•a $2.1 million write-off of field inventory used for customer demonstration and evaluation of products resulting from the product rationalization initiative during the nine months ended September 30, 2020; and
•$1.2 million in severance and integration costs mainly related to the Buffalo Filter acquisition in the nine months ended September 30, 2020.

Research and Development Expense

Research and development expense increased to $10.9 million in the three months ended September 30, 2021 as compared to $9.9 million in the three months ended September 30, 2020. Research and development expense increased to $32.2 million in the nine months ended September 30, 2021 as compared to $28.8 million in the nine months ended September 30, 2020. As a percentage of net sales, research and development expense increased 20 basis points to 4.4% in the three months ended September 30, 2021 as compared to 4.2% in the three months ended September 30, 2020 and decreased 30 basis points to 4.4% in the nine months ended September 30, 2021 as compared to 4.7% in the nine months ended September 30, 2020. The higher spend as a percentage of sales for the three months ended September 30, 2021 was driven by timing of projects. The lower spend as a percentage of sales for the nine months ended September 30, 2021 was driven by higher sales in 2021.

Interest Expense

Interest expense decreased to $8.1 million in the three months ended September 30, 2021 from $11.9 million in the three months ended September 30, 2020 and decreased to $27.9 million in the nine months ended September 30, 2021 from $32.9 million in the nine months ended September 30, 2020. The weighted average interest rates on our borrowings decreased to 2.46% in the three months ended September 30, 2021 as compared to 4.01% in the three months ended September 30, 2020 and 2.94% in the nine months ended September 30, 2021 as compared to 3.63% in the nine months ended September 30, 2020. The decrease in interest expense is primarily due to decreases in our weighted average interest rates compared to the same periods a year ago driven by lower borrowings and lower interest rates as a result of the seventh amended and restated senior credit agreement as further described in Note 9.

Other Expense

Other expense during the three and nine months ended September 30, 2021 was related to costs associated with our seventh amended and restated senior credit agreement entered into July 16, 2021 as further described in Note 9. Theses costs included $1.1 million related to a loss on early extinguishment and third party fees. Other expense in the three and nine months ended September 30, 2020 is related to non-service pension costs as further described in Note 11.

Provision for Income Taxes

Income tax expense has been recorded at an effective tax rate of 14.3% for the three months ended September 30, 2021 compared to income tax expense at an effective tax rate of 60.5% for the three months ended September 30, 2020. Income tax expense has been recorded at an effective tax rate of 12.3% for the nine months ended September 30, 2021 compared to income tax expense at an effective tax rate of (22.9)% for the nine months ended September 30, 2020. We calculate our estimated tax liability each quarter based on the level of income and tax liability on a year-to-date basis. Our income position for the three and nine months ended September 30, 2021 generated tax expense which was offset by discrete income tax benefit from federal tax deductions relating to stock option exercises that decreased the effective tax rate by 12.5% and 14.1%, respectively. The tax rates for the three months and nine months ended September 30, 2020 were primarily the result of the third quarter 2020 income which offset in part the second quarter 2020 loss position. At the end of the second quarter of 2020, the loss position resulted in an effective rate of 26.6% through the first six months of the year. Given the increase in income in the third quarter of 2020, the year-to-date income level changed and drove a higher level of tax liability in the third quarter on a year-to-date basis. This resulted in a tax rate for the third quarter of 2020 of 60.5% which included a discrete benefit relating to the final issuance of tax regulations regarding US tax on foreign earnings at different rates. The nine months ended September 30, 2020 included discrete income tax benefit associated with this final issuance of tax regulations, stock option exercises and other federal income tax items. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our

Annual Report on Form 10-K for the year ended December 31, 2020, under Note 8 to the consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the seventh amended and restated senior credit agreement, described below. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the seventh amended and restated senior credit agreement, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

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

Operating cash flows

Our net working capital position was $260.2 million at September 30, 2021.  Net cash provided by operating activities was $78.0 million and $44.4 million in the nine months ended September 30, 2021 and 2020, respectively, generated on net income (loss) of $38.1 million and $(14.6) million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash provided by operating activities in 2021 as compared to 2020 was mainly driven by higher net income in 2021 compared to the same period a year ago offset by an increase in inventory levels to mitigate inventory supply challenges and prepare for anticipated increases in revenue.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2021 increased $1.2 million from the same period a year ago primarily due to capital expenditures being higher at $11.7 million in the nine months ended September 30, 2021 compared to $9.9 million in the same period a year ago.

Financing cash flows

Net cash used in financing activities in the nine months ended September 30, 2021 was $60.8 million compared to $24.9 million during 2020. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2021 compared to 2020:

•We had net payments on our revolving line of credit of $36.0 million, inclusive of the impact of the seventh amended and restated senior credit agreement, compared to $10.0 million in net borrowings during the nine months ended September 30, 2020.

•We had net payments on our term loan of $11.3 million, inclusive of a $52.4 million impact on both borrowings and repayments between independent counterparties associated with the seventh amended and restated senior credit agreement, compared to $9.9 million in payments during the nine months ended September 30, 2020.
•We had net cash proceeds of $14.9 million related to stock issued under employee plans for the nine months ended September 30, 2021 compared to $3.7 million in the same period a year ago.

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at LIBOR (subject to 0.125% floor) plus an interest rate margin of 1.50% (1.625% at September 30, 2021). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin.

There were $230.5 million in borrowings outstanding on the term loan facility as of September 30, 2021. There were $171.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2021. Our available borrowings on the revolving credit facility at September 30, 2021 were $411.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2021. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2021, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2021.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
October 28, 2021