Form 10-K
period 2021-12-31
CONMED Corp
filed 2022-02-22
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2021	Commission file number:	001-39218
CONMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		16-0977505
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11311 Concept Boulevard
Largo,	Florida	33773
(Address of principal executive offices)		(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐      No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $2.9 billion based upon the closing price of the Company’s common stock on the NYSE Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 16, 2022 was 29,411,246.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement and any other informational filings for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2021

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

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
•the COVID-19 global pandemic poses significant risks to our business, financial condition and results of operations which may be heightened as the pandemic, government and hospital responses to it, continue;
•the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;
•the introduction and acceptance of new products;
•the risk of an information security breach, including a cybersecurity breach;
•competition;
•changes in customer preferences;
•changes in technology;
•the availability and cost of materials, including inflation and ongoing supply chain challenges;
•cyclical customer purchasing patterns due to budgetary, staff shortages and other constraints;
•environmental compliance risks, including lack of availability of sterilization with Ethylene Oxide (“EtO”) or other compliance costs associated with the use of EtO;
•the quality of our management and business abilities and the judgment of our personnel, as well as our ability to attract, motivate, and retain employees at all levels of the Company;
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
•weather related events which may disrupt our operations; and
•various other factors referenced in this Form 10-K.

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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 and became a Delaware corporation in May 2020.  CONMED is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.   The Company’s 3,800 employees distribute its products worldwide from three primary manufacturing locations.  In January 2021, we changed the designation of our headquarters from Utica, New York to Largo, Florida.

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

COVID-19

Our business continues to be impacted by the COVID-19 pandemic as variants of the virus emerge, with hospitals and surgery centers reducing the number of, or postponing, non-urgent surgical procedures in order to minimize the risk of infection and allow for proper staffing. We continue to restrict access to our facilities while maintaining production and distribution. While revenues increased in 2021 compared to 2020, we believe we will continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients and customers. There remains significant uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business. See additional discussion under Item 1A Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2021	2020	2019
Orthopedic surgery	43%	43%	49%
General surgery	57	57	51
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$1,010,635	$862,459	$955,097

Orthopedic Surgery

We provide products that support sports medicine, the repair of soft tissue in the knee, hip, shoulder and increasingly in the upper and lower extremities. In these procedures, we offer products such as TruShot® with Y-Knot® All-In-One Soft Tissue Fixation System, Y-knot® All-Suture Anchors, and PopLok® Knotless Suture Anchors which provide unique clinical solutions to orthopedic surgeons for the repair of soft tissue injuries. In addition to the implants, we offer the supporting products that enable surgeons to perform minimally invasive sports medicine surgeries. These products include powered resection instruments as well as fluid management and visualization systems and the related disposables which are marketed under a number of brands, including CONMED Linvatec®, Concept® and Shutt®. In sports medicine, we compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc. and Zimmer Biomet, Inc.

We also provide our customers with a comprehensive line of battery-powered, autoclavable, large and small bone power tool systems for use in orthopedic, arthroscopic, oral/maxillofacial, podiatric, spinal and cardiothoracic surgeries. These products are marketed under the Hall® surgical brand name, a pioneer in power surgical tools in the United States. In powered instruments, our competition includes Stryker Corporation; Medtronic plc; Johnson & Johnson: DePuy Synthes, Inc.; and Zimmer Biomet, Inc.

In 2021, approximately 71% of orthopedic surgery revenue came from single-use products that are expected to be recurring.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical and advanced endoscopic technologies.

Our advanced surgical product offering includes the leading clinical insufflation system (AirSeal®). AirSeal® includes the proprietary valveless access ports that deliver significant benefits to traditional minimally invasive surgery and robotic surgical procedures. The Buffalo Filter acquisition complemented the CONMED portfolio of smoke removal devices, which provides the Company with the broadest portfolio of disposable and capital smoke evacuation products available in the medical device market today. In addition to AirSeal® and the Buffalo Filter® products, the Company manufactures and sells an extensive energy line and a broad offering of endomechanical products. The electrosurgical offering consists of monopolar and bipolar generators, argon beam coagulation generators, handpieces, smoke management systems and other accessories. Our endomechanical products offer a full line of instruments, including the Anchor1 line of tissue retrieval bags, trocars, suction irrigation devices, graspers, scissors and dissectors, used in minimally invasive surgery. Our competition includes Medtronic
1Anchor is a trademark of the Anchor Products Company, Addison, Illinois.

plc; Johnson & Johnson: Ethicon Endo-Surgery, Inc.; Stryker Endoscopy, Olympus, ERBE Elektromedizin GmbH; and Applied Medical Resources Corporation.

Our advanced endoscopic technologies offering includes a comprehensive line of therapeutic and diagnostic products used in gastroenterology procedures which utilize flexible endoscopes, as well as patient monitoring products. In addition to these offerings, we offer a unique energy platform specifically designed for gastroenterology and pulmonology procedures. Devices include products for dilatation, hemostasis, biliary structure management, infection prevention and patient monitoring. Patient monitoring includes ECG electrodes, EEG electrodes and cardiac defibrillation pads. Our competition includes Boston Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus, Inc.; STERIS Corporation - U.S. Endoscopy and Cantel Medical- Medivators, Inc., Cardinal and 3M Company.

In 2021, approximately 89% of general surgery revenue came from single-use products that are expected to be recurring.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 foreign countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 34% of our total net sales in 2021.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2021, 2020 and 2019.

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

Manufacturing

Raw material costs constitute a substantial portion of our cost of production.  Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers.  Where possible, we work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability.  As a consequence of supply chain best practices, new product development and acquisitions, we often form strategic partnerships with key suppliers. As a result, components and raw materials may be sole sourced. We continuously seek to manage our supply chain to mitigate supply disruptions that may pose an overall material adverse effect on our financial and operational performance. We seek to schedule production and maintain adequate levels of safety stock based on a number of factors, including experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels.  Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not generally material to an understanding of our business.

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and technological and design improvements. We maintain close working relationships with surgeons, inventors and other healthcare professionals who often suggest to us new product and technology ideas, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $2.0 million, $1.5 million and $2.0 million in 2021, 2020 and 2019, respectively.

Amounts expended for Company research and development were approximately $43.6 million, $40.5 million and $45.5 million during 2021, 2020 and 2019, respectively.

Intellectual Property

Patents and other proprietary rights, in general, are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products with expiration dates from 2022 to 2040.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  We believe that the development of new products and technological and design improvements to existing products will continue to be important to our competitive position.

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

The FDA’s Quality System Regulations set forth requirements for our product design and manufacturing processes, require the maintenance of certain records, provide for on-site inspection of our facilities and continuing review by the FDA.  Many of our products are also subject to industry-defined standards.  Authorization to commercially market our products in the U.S. is granted by the FDA under a procedure referred to as a 510(k) pre-market notification and clearance or Premarket Approval ("PMA").  We believe that our products and processes presently meet applicable standards in all material respects.

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

We market our products in numerous foreign countries and therefore are subject to regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling requirements, import laws and on-site inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the European Union (“EU”) follow the requirements under the EU Medical Device Regulation ("EU MDR") which replaced a single set of regulations in May 2017 for all member countries. EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance with an effective date of May 2021. During the transition period, medical devices with notified body certificates issued under the EU MDD prior to May 2021 may continue to be placed on the market for the earlier of the remaining validity of the certificate or May 2024. These regulations require companies that wish to manufacture and distribute medical devices in the European Union to maintain quality system certifications through European Union recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.  We believe that our products and quality procedures currently meet applicable standards for the countries in which they are marketed.

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

CONMED Workforce Overview

One of CONMED's core values is our belief in the power of engaged talent. As of December 31, 2021, we had approximately 3,800 full-time employees, including approximately 2,400 in operations and the remaining in sales, marketing, research and development and administration.

We know that our people are our most important assets and crucial to our ability to deliver on our mission. Accordingly, the success and growth of our business depends in large part on our ability to attract, engage and develop a diverse population of talented employees at all levels of our organization.

Talent Management and Succession Planning

All levels of Company management are engaged in talent management practices. The Board reviews the Company’s people strategy in support of its business strategy at least annually and frequently discusses talent opportunities, including a detailed discussion of the Company’s global leadership talent and succession plans with a focus on key positions at the senior executive level. High-potential leaders are given exposure and visibility to Board members through formal presentations and informal events. More broadly, the Board is regularly updated on key talent indicators for the overall workforce, including diversity, recruitment and development programs.

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

Diversity and Inclusion

A demonstrated commitment to diversity and inclusion is vital to CONMED's success as we seek out individuals who bring their unique capabilities to our Company. We believe that diverse teams stimulate innovation, enhance our understanding of the needs of our global customer base and ultimately deliver better results for our stakeholders. We value individual strengths and are committed to hiring and retaining employees of all different backgrounds and experiences. Tracking representation of diversity in our workforce helps us to understand where our opportunities exist. These metrics are reviewed on a regular basis at the senior executive level. We also recognize that representation of diversity in the workforce is not enough to have the impact desired, so we encourage inclusion and belonging in addition to representation.

Development

Development at CONMED comes in many forms to serve the diverse interests and needs of our global workforce and to support our culture and strategy by ensuring the development of key skills. Development offerings include company-wide and job-specific in person and e-learning training, as well management and leadership training and coaching. Additionally, we offer tuition reimbursement programs to support ongoing education at all levels. Employees are encouraged to partner with their manager and HR representative to create an individual plan to guide their own learning and development path that incorporates CONMED development and training resources and opportunities.

Employee Engagement

Measuring our team members' engagement helps us understand what is working well and where we have opportunities to improve. CONMED utilizes an annual anonymous employee engagement survey both to measure engagement across the organization, and to provide a basis for the individual team action planning session. Survey results are reviewed both at the individual manager level and corporate wide at the senior executive level to continuously drive and support employee engagement. Managers at all levels are provided with training and coaching resources to act on insights gained through surveys and feedback sessions in partnership with their team members.

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

In this regard, approximately 19% of our revenues are derived from the sale of capital products.  The sales of such products may be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

The COVID-19 global pandemic may pose significant risks to our business if the pandemic, and various responses to it, continue for an extended period of time.

The actions undertaken to reduce or respond to the spread of the virus, including its variants, have created and may continue to create significant disruptions with respect to the demand for non-urgent surgeries in hospitals and surgery centers and hospital and ambulatory surgery center operating volumes.

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

2.Our office-based employees continue to work remotely,

3.Our manufacturing facilities and warehouses continue to operate with precautions, including increased hygiene and cleaning within facilities, social distancing and personal protective equipment.

4.Some hospitals have delayed certain procedures to reserve space for COVID patients, or have experienced slowdowns due to staffing shortages.

As such, the COVID-19 pandemic has directly and indirectly adversely impacted the Company’s business, financial condition and operating results. The extent to which this will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time, including:

•the duration and scope of the COVID-19 pandemic, including any resurgence of new strains, as well as the effectiveness of vaccines, and the extent to which they are administered;

•governmental, business and individual actions that have been, continue to be, or may in the future be taken in response to the COVID-19 pandemic including, for example, business and travel restrictions, quarantines, and slowdowns or delays of commercial activity;

•the effect of the COVID-19 pandemic on our partners and customers, including their conduct of surgeries, continued purchase of our products, or their decision to do so consistently at normal procedure volumes;

•the effect of the COVID-19 pandemic and the various responses thereto on the budgets and staffing of our partners and customers;

•our ability during the COVID-19 pandemic to continue operations in an efficient manner, as a result of periodic variations in demand and/or availability of raw materials from our suppliers;

•periodic reductions in demand for certain surgeries or for certain of our products;

•the effect of the COVID-19 pandemic on our supply chain’s reliability and costs;

•costs incurred as a result of actions intended to protect the health and safety of our employees and continued operations, including enhanced cleaning processes and protocols designed to implement appropriate social distancing practices;

•our ability to comply with the financial covenants in our debt agreements if a material economic downturn as a result of the COVID-19 pandemic results in substantially increased indebtedness and/or lower earnings; and

•the exacerbation of negative impacts resulting from the COVID-19 pandemic.

We continue to monitor our spending and expenses in light of the uncertainty concerning forecasting demand, and consequently revenues. While the results of operations support continued recovery, there remains uncertainty in the financial markets related to the COVID-19 pandemic which may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt.

Limitations on the availability of Ethylene Oxide (“EtO”) sterilization services may limit our ability to sell certain sterile products.

Approximately 32% of our products when measured in terms of revenues, are sterilized by third-party sterilizers using ethylene oxide, a chemical which, when present or used in high levels or concentrations, has raised some environmental concerns in some areas within the United States, with the result that some EtO sterilization facilities have closed, or are threatened with closure, either temporarily or permanently, in connection with government enforcement actions or enhanced regulations prompted by environmental concerns.  We have been able to secure EtO sterilization services to date, and do not currently expect sterilization availability to have a material impact on our business.  If, however, there are further restrictions on capacity or further government actions adverse to EtO sterilization, it is possible that we could be impacted materially in the future.

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

Our products are subject to product recall and we have conducted product recalls in the past.  Although no recall has had a material adverse effect on our business or financial condition, we cannot be certain that regulatory issues will not have a material adverse effect on our business, financial condition or results of operations in the future or that product recalls will not harm our reputation and our customer relationships.

The highly competitive market for our products may create adverse pricing pressures.

The market for our products is highly competitive and our customers have alternative suppliers.  Many of our competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to surgeons, hospitals, group purchasing organizations and others.  In addition, many of our competitors are large, technically competent firms with substantial assets.  Competitive pricing pressures or the introduction of new products by our competitors could have an adverse effect on our revenues.  See “Products” in Item 1 - Business for a further discussion of these competitive forces.

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

We use a variety of raw materials in our businesses, and significant shortages, inflation or price increases could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on certain suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating efficiencies and/or costs. The increases in costs or availability of raw materials may be exacerbated as a result of the COVID-19 pandemic and ongoing global supply chain challenges. In addition, increased inflation in wages and materials may also increase our costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases or the unavailability of some raw materials may have an adverse effect on our results of operations or financial condition.

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

•research and development delays;
•capital and other financial constraints;
•delays in securing regulatory approvals; and
•changes in the competitive landscape, including the emergence of alternative products or solutions which reduce or eliminate the markets for pending products.

Ordering patterns of our customers may change resulting in reductions in sales.

Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand.  Likewise, our healthcare distributor customers purchase our products for ultimate resale to healthcare providers in quantities sufficient to meet the anticipated requirements of the distributors’ customers.  Hospitals and customers may experience reduced demand if they reserve space for COVID patients or in response to staff shortages. Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us.  This could result in reduced sales.

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

These covenants, unless waived, may prevent us from pursuing and/or securing acquisitions, significantly limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities.  Our ability to comply with such provisions may be affected by events beyond our control.  In the event of any default under our credit agreement, the credit agreement lenders may elect to declare all amounts borrowed under our credit agreement, together with accrued interest, to be due and payable.  If we were unable to repay such borrowings, the credit agreement lenders could proceed against collateral securing the credit agreement which consists of substantially all of our property and assets.  Our credit agreement also contains a material adverse effect clause which may limit our ability to access additional funding under our credit agreement should a material adverse change in our business occur.

We may not be able to generate sufficient cash to service our indebtedness, and, our leverage and debt service requirements may require us to adopt alternative business strategies.

As of December 31, 2021, we had $712.6 million of debt outstanding, representing 47% of total capitalization. We may not have sufficient cash flow available to enable us to meet our obligations.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.  We cannot be certain that any of these strategies could be implemented on terms acceptable to us, if at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7.

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

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Certain of the interest rates applicable to our seventh amended and restated senior credit agreement are calculated using LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR. It is currently anticipated that LIBOR will be completely phased out by June 30, 2023. A reference rate based on the Secured Overnight Financing Rate, or another alternative benchmark rate, is expected to be established to replace LIBOR. While our seventh amended and restated credit agreement includes provisions for establishing alternative reference rates in the event that LIBOR is no longer available or the determination is made to adopt an alternative reference rate, any such alternative reference rate could be higher and more volatile than LIBOR or may otherwise perform differently than LIBOR. The consequences of the adoption of any such alternative reference rates cannot be predicted at this time and may result in exposure to additional interest rate risk and increase the cost of indebtedness under our seventh amended and restated credit agreement.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may incur substantial additional indebtedness, including secured indebtedness. As of December 31, 2021, we have $442.5 million of availability under the senior credit agreement. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the debt that is not similarly secured. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our senior credit agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion features of our 2.625% Convertible Notes due 2024 (the “Convertible Notes”), if triggered, may adversely affect our financial condition.

In the event the conditional conversion features of the Convertible Notes issued on January 29, 2019 are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Refer to Note 7 for further details on the Convertible Notes.

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

We rely extensively on information technology (“IT”) systems for the storage, processing, and transmission of our electronic, business-related, information assets used in or necessary to conduct business.  We leverage our internal IT infrastructures, and those of our business partners or other third parties, to enable, sustain, and support our global business activities. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information, and other types of sensitive business-related information. In limited instances, we may also come into possession of information related to patients of our physician customers. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the laws and regulations governing security of data on IT systems and otherwise collected, processed, stored, transmitted, disclosed and disposed of by companies are evolving, adding another layer of complexity in the form of new requirements. We have made, and continue to make investments, seeking to address these threats, including monitoring of networks and systems, hiring of third party service providers with expertise in cybersecurity, employee training and security policies for employees and third-party providers. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and difficult to anticipate by implementing adequate preventative measures.

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

A portion of our orthopedic revenues relate to our share of the service fees from the Musculoskeletal Transplant Foundation ("MTF") allograft tissues for which we have exclusive worldwide sales representation, marketing and promotion rights, as further described in our revenue recognition policy in Note 1.  Our primary costs related to these revenues come from our commission expense and certain marketing costs.  Our ability to increase the service fees may be constrained by certain factors which are outside of our control, such as the limited supply of donors and donated tissue that meets the quality standards of MTF.  Similarly, under the terms of the agreement, MTF remains responsible for tissue procurement and processing, shipment of tissues and invoicing of service fees to customers. To the extent MTF’s performance does not meet customer expectations or otherwise fails, CONMED may be unable to increase the allograft service fees or to find a suitable replacement for MTF on terms that are acceptable.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2022 through 2040 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial, and we may not prevail.

While we seek to take reasonable steps to avoid infringing on patents we do not own or license, we cannot be sure that our services and products do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us. These claims could cost us money, prevent us from offering some services or products, or damage our reputation. We cannot be certain that:

•pending patent applications will result in issued patents;
•patents issued to or licensed by us will not be challenged by competitors;
•our patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; or
•we will be successful in defending against pending or future patent infringement claims asserted against our products.

We may be sued for product liability claims and our insurance coverage may be insufficient to cover the nature and amount of any product liability claims.

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

A significant portion of our revenues, approximately 45% of 2021 consolidated net sales, were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 34% of our total net sales in 2021.  The remaining 11% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have a hedging strategy involving foreign currency forward contracts for 2021, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2023. Our international presence exposes us to certain other inherent risks, including:

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

We cannot be certain that such risks will not have a material adverse effect on our business and results of operations.

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

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Chihuahua, Mexico	207,720	Lease	October 2024
Chihuahua, Mexico	40,626	Lease	March 2028
Lithia Springs, GA	188,400	Lease	January 2025
Brussels, Belgium	58,276	Lease	June 2024
Mississauga, Canada	36,054	Lease	July 2031
Greenwood Village, CO	27,763	Lease	July 2024
Westborough, MA	19,533	Lease	November 2025
Frenchs Forest, Australia	16,959	Lease	July 2025

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the New York Stock Exchange ("NYSE"), effective February 10, 2020, under the symbol “CNMD”. Prior to this date, our common stock was traded on the NASDAQ Global Market under the same symbol. At February 15, 2022, there were 484 registered holders of our common stock and approximately 43,137 accounts held in “street name”.

Our Board of Directors has authorized a share repurchase program; see Note 9 for further details.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2020 and 2021. The fourth quarter dividend for 2021 was paid on January 5, 2022 to shareholders of record as of December 15, 2021. The total dividend payable at December 31, 2021 was $5.9 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risk Factors Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

Refer to Item 12 for information relating to compensation plans under which equity securities of CONMED Corporation are authorized for issuance.

Performance Graph

The performance graph below compares the cumulative five-year total shareholder return on the Company’s Common Stock with the cumulative total return of the S&P 500 Index and the Standard & Poor’s Health Care Equipment Index. In each case, the cumulative total return assumes reinvestment of dividends into the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes contained elsewhere in this report.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview of CONMED Corporation

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as, imaging systems for use in minimally invasive surgical procedures and fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	2021	2020	2019
Orthopedic surgery	43%	43%	49%
General surgery	57	57	51
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 81% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 45% in 2021, 44% in 2020 and 46% in 2019.

COVID-19
Our business continues to be impacted by the COVID-19 pandemic as variants of the virus emerge, with hospitals and surgery centers reducing the number of, or postponing, non-urgent surgical procedures in order to minimize the risk of infection and allow for proper staffing. We continue to restrict access to our facilities while maintaining production and distribution. While revenues increased in 2021 compared to 2020, we believe we will continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients and customers. There remains significant uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business. See "Item 1A. Risk Factors" for more information. For additional discussion regarding COVID 19, see Liquidity and Capital Resources below.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2021. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $95.5 million as of December 31, 2021. In accounting for this pension plan, we are required to make a number of assumptions, including the discount rate and mortality. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

In performing a sensitivity analysis on the pension benefit obligation, a 0.25% increase in our discount rate would decrease the pension benefit obligation by $2.6 million and a 0.25% decrease in the discount rate would increase the pension benefit obligation by $2.7 million. See Note 12 for further discussion of the pension plan.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.8	46.6	45.1
Gross profit	56.2	53.4	54.9
Selling and administrative expense	41.0	43.3	41.9
Research and development expense	4.3	4.7	4.8
Income from operations	10.9	5.3	8.3
Interest expense	3.5	5.1	4.5
Other expense	0.1	—	0.5
Income before income taxes	7.2	0.2	3.3
Provision (benefit) for income taxes	1.0	(0.9)	0.3
Net income	6.2%	1.1%	3.0%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2021, 2020 and 2019:

			% Change from 2021 to 2020
	2021	2020	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$438.4	$374.7	17.0%	-1.3%	15.7%
General surgery	572.2	487.8	17.3%	-0.6%	16.7%
Net sales	$1,010.6	$862.5	17.2%	-0.9%	16.3%

Single-use products	$820.1	$703.0	16.7%	-0.9%	15.8%
Capital products	190.5	159.5	19.5%	-1.1%	18.4%
Net sales	$1,010.6	$862.5	17.2%	-0.9%	16.3%

			% Change from 2020 to 2019
	2020	2019	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$374.7	$463.3	-19.1%	0.7%	-18.4%
General surgery	487.8	491.8	-0.8%	0.1%	-0.7%
Net sales	$862.5	$955.1	-9.7%	0.4%	-9.3%

Single-use products	$703.0	$756.3	-7.0%	0.4%	-6.6%
Capital products	159.5	198.8	-19.8%	0.2%	-19.6%
Net sales	$862.5	$955.1	-9.7%	0.4%	-9.3%

(a) Refer to Non-GAAP Financial Measures below for further details.

Net sales increased 17.2% to $1,010.6 million in 2021 from $862.5 million in 2020 driven by increases across all product lines as the COVID-19 pandemic had a significant impact on sales during 2020 as hospitals and surgery centers deferred non-urgent surgeries.

•Orthopedic surgery sales increased 17.0% in 2021 to $438.4 million from $374.7 million in 2020 as procedure volumes returned to more normal levels in 2021 after a 2020 which was significantly impacted by the COVID-19 pandemic.
•General surgery sales increased 17.3% in 2021 to $572.2 million from $487.8 million in 2020. The increase was mainly driven by continued growth in our advanced surgical products, including our AirSeal® and Buffalo Filter® products, and our advanced endoscopic technology products.

Cost of Sales
Cost of sales was $442.6 million in 2021 compared to $402.2 million in 2020.  Gross profit margins were 56.2% in 2021 and 53.4% in 2020.  The increase in gross profit margin of 2.8 percentage points in 2021 was driven by an increase in sales and more favorable product mix as well as the absence in 2021 of certain costs incurred in 2020 including the following:

•$6.6 million in costs related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic;
•$4.0 million in costs related to the consolidation of manufacturing operations including winding down operations at certain locations and moving production lines to other facilities;
•$2.8 million in costs related to inventory step-up adjustments from a previous acquisition;
•$2.2 million in costs related to product rationalization; and
•$1.1 million in restructuring costs related to a voluntary separation arrangement as a result of the COVID-19 pandemic.

Refer to Note 14 for further details.

Selling and Administrative Expense

Selling and administrative expense was $414.8 million in 2021 compared to $373.8 million in 2020. Selling and administrative expense as a percentage of net sales was 41.0% in 2021 and 43.3% in 2020.

The decrease in selling and administrative expense as a percentage of net sales in 2021 was mainly driven by higher sales in 2021 while continuing to manage our expense levels in response to the COVID-19 pandemic. In addition, 2020 included the following expenses:

•$4.8 million in severance costs related to a voluntary termination program and costs associated with the restructuring of our Orthopedic sales force;
•a $2.1 million write-off of field inventory used for customer demonstration and evaluation of products resulting from the product rationalization initiative; and
•$1.2 million in severance and integration costs mainly related to the Buffalo Filter acquisition.

Research and Development Expense

Research and development expense was $43.6 million in 2021 and $40.5 million in 2020.  As a percentage of net sales, research and development expense was 4.3% in 2021 and 4.7% in 2020. The lower spend as a percentage of net sales in 2021 was driven by higher sales in 2021.

Interest Expense

Interest expense decreased to $35.5 million in 2021 compared to $44.1 million in 2020.  The weighted average interest rates on our borrowings were 2.76% in 2021 decreasing from 3.65% in 2020. The decrease in interest expense is primarily due to decreases in our weighted average interest rates compared to prior year driven by lowering borrowings and lower interest rates as a result of the seventh amended and restated senior credit agreement.

Other Expense

Other expense during the year ended December 31, 2021 was related to costs associated with our seventh amended and restated senior credit agreement entered into July 16, 2021, as further described in Note 7. These costs included $1.1 million related to a loss on the early extinguishment of debt and third party fees.

Provision for Income Taxes

A provision (benefit) for income taxes was recorded at an effective rate of 14.4% and (493.9)% in 2021 and 2020, respectively. As compared to the federal statutory rate of 21.0%, the 2021 effective tax rate was lower primarily due to benefits from federal tax items including stock compensation and changes in the valuation allowance relating to certain foreign operations. The 2020 effective tax rate was lower than the federal statutory rate primarily due to benefits from federal tax items including stock compensation and tax regulations regarding United States tax on foreign earnings at different rates as well as settlements with taxing authorities. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 8.

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

We had total cash on hand at December 31, 2021 of $20.8 million, of which approximately $17.7 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During 2021, we redeployed $28.2 million of cash from certain non-U.S. subsidiaries primarily for U.S. debt reduction which consisted primarily of earnings that were taxed in 2017 as part of the deemed repatriation toll charge implemented by Tax Reform. We may repatriate funds from certain foreign subsidiaries in the future. Refer to Note 8 for further details.

Operating Cash Flows

Our net working capital position was $263.5 million at December 31, 2021.  Net cash provided by operating activities was $111.8 million in 2021 and $64.5 million in 2020 generated on net income of $62.5 million in 2021 and $9.5 million in 2020.   The increase in cash provided by operating activities in 2021 as compared to 2020 was mainly driven by higher sales and net income in 2021 as the COVID-19 pandemic had a negative impact on sales during 2020. Significant impacts to operating cash flows include:

•A decrease in cash flows from accounts receivable based on the timing of sales and cash receipts;
•A decrease in cash flows from inventory as we increased inventory levels to mitigate inventory supply challenges;
•A decrease in cash flows from other assets primarily related to higher field inventory requirements due to more sales force activity in 2021;
•An increase in cash flows from accounts payable is primarily due to the timing of payments; and
•An increase in cash from accrued compensation and benefits caused by higher commissions and incentive compensation accruals associated with increased sales.

Investing Cash Flows

Net cash used in investing activities increased to $14.9 million in 2021 compared to $13.6 million in 2020 primarily due to higher capital expenditures in 2021 compared to 2020.

Financing Cash Flows

Financing activities in 2021 used cash of $101.5 million compared to $52.1 million in 2020. Below is a summary of the significant financing activities impacting the change during 2021 compared to 2020:

•We had net payments on our revolving line of credit of $67.0 million, inclusive of the impact of the seventh amended and restated senior credit agreement, compared to $13.0 million in net payments during 2020.
•We had net payments on our term loan of $14.2 million, inclusive of a $52.4 million impact on both borrowings and repayments between independent counterparties associated with the seventh amended and restated credit agreement, compared to $13.3 million in payments during the prior year.
•We paid $6.2 million and $2.7 million in 2021 and 2020, respectively, in contingent consideration related to prior acquisitions.

Other Liquidity Matters

Our cash balances and cash flows generated from operations may be used to fund strategic investments, business acquisitions, working capital needs, research and development, common stock repurchases and payments of dividends to our shareholders. Management believes that cash flow from operations, including cash and cash equivalents on hand and available borrowing capacity under our seventh amended and restated senior credit agreement, will be adequate to meet our anticipated operating working capital requirements, debt service, funding of capital expenditures, dividend payments and common stock repurchases in the foreseeable future. In addition, management believes we could access capital markets, as necessary, to fund future business acquisitions.

We continue to monitor our spending and expenses in light of our expectation that our revenues will continue to be impacted by the pandemic. While the results of operations support continued recovery, there remains uncertainty in the financial markets related to the COVID-19 pandemic which may have an impact on the demand for post-pandemic surgery levels that are difficult to predict. If the downturn is more severe and prolonged than we currently expect, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors - Risks Related to Our Indebtedness."

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement which extends the maturity of the term loan and revolving credit facilities to July 16, 2026 and reduced the applicable interest rate margins and commitment fees on the borrowings.

There were $227.6 million in borrowings outstanding on the term loan facility as of December 31, 2021. There were $140.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2021. Our available borrowings on the revolving credit facility at December 31, 2021 were $442.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2021. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

See Note 7 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2021, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We have not purchased any shares of common stock under the share repurchase program during 2021.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2020 and 2021. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risk Factors Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

We expect an increased level of capital spending during the year ending December 31, 2022 compared to 2021. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending requirements.

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2021.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$712,569	$11,925	$380,775	$319,869	$—
Purchase obligations	141,854	138,401	3,337	116	—
Lease obligations	22,741	7,486	10,635	2,445	2,175
Total contractual obligations	$877,164	$157,812	$394,747	$322,430	$2,175

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

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under two shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 9). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $16.3 million, $13.1 million and $11.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Foreign currency risk

Approximately 45% of our total 2021 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 34% of our total net sales in 2021.  The remaining 11% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2021, foreign currency exchange rates, including the effects of the hedging program, caused sales to increase by approximately $8.2 million.

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

Interest rate risk

At December 31, 2021, we had approximately $367.6 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2022 than they did in 2021, interest expense would increase, and income before income taxes would decrease by $4.1 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2022 than they did in 2021, our interest expense would decrease, and income before income taxes would increase by $4.1 million.

Item 8.  Financial Statements and Supplementary Data

Our 2021 Financial Statements are included in this Form 10-K beginning on page 39 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors”, “Delinquent Section 16(a) Reports", “Ethics Disclosure” and "Meetings of the Board of Directors and Committees, Leadership Structure and Risk Oversight” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change in Control”, “Director Compensation,” “Pay Ratio” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2022.

Information relating to shareholder approved compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,264,061	$80.79	3,398,344
Equity compensation plans not approved by security holders	—	—	—
Total	3,264,061	80.79	3,398,344

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Nominees for the Board of Directors” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 15, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	39

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	40

	Consolidated Balance Sheets at December 31, 2021 and 2020	42

	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	43

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019	44

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	45

	Notes to Consolidated Financial Statements	47

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II) for the Years Ended December 31, 2021, 2020 and 2019	75

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
(Chair of the Board, President and
Chief Executive Officer)

Date:
February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CURT R. HARTMAN	Chair of the Board, President &
Curt R. Hartman	Chief Executive Officer	February 22, 2022

/s/ TODD W. GARNER	Executive Vice President
Todd W. Garner	and Chief Financial Officer	February 22, 2022

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 22, 2022

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Lead Independent Director	February 22, 2022

/s/ DAVID BRONSON
David Bronson	Director	February 22, 2022

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 22, 2022

/s/ LAVERNE COUNCIL
Laverne Council	Director	February 22, 2022

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 22, 2022

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 22, 2022

/s/ BARBARA SCHWARZENTRAUB
Barbara Schwarzentraub	Director	February 22, 2022

/s/ MARK E. TRYNISKI
Mark E. Tryniski	Director	February 22, 2022

/s/ JOHN L. WORKMAN
John L. Workman	Director	February 22, 2022

Exhibit Index

Exhibit No.		Description

2.1	-
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
Amendment Number 1 to Employment Agreement between CONMED Corporation and Curt R. Hartman dated December 28, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

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
Fifth Amendment to Guarantee and Collateral Agreement, dated as of July 16, 2021, made by CONMED Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021).

10.21	-
Seventh Amended and Restated Credit Agreement, dated as of July 16, 2021, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021).

10.22	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.23+	-
Employment Agreement between the Company and Patrick Beyer, dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.24+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.25+	-
Amendment Number 1 to Offer Letter from CONMED Corporation to Todd W. Garner dated December 28, 2020 (Incorporated by reference to Exhibit 10.27 on the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.26	-	Stock Option Inducement Award (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on February 27, 2018).

10.27	-	Restricted Stock Unit Inducement Award (incorporated by reference to Exhibit 4.4 of the Registrants Form S-8 filed on February 27, 2018).

10.28	-
Securities Purchase Agreement, dated as of December 13, 2018, by and between CONMED Corporation and Filtration Group FGC LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2018).

10.29	-
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2021.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2021.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
Chair of the Board, President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Pension Benefit Obligation

As described in Note 12 to the consolidated financial statements, the Company’s consolidated pension benefit obligation was $95.5 million as of December 31, 2021. Management's discount rate and mortality assumptions are the significant assumptions in determining the projected benefit obligation of the Company’s pension plan. The discount rate assumption is determined by management using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on a mortality table using the mortality improvement scale.

The principal considerations for our determination that performing procedures relating to the valuation of the pension benefit obligation is a critical audit matter are (i) the significant judgment by management to determine the pension benefit obligation, (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rate and mortality, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the pension benefit obligation, including controls over management's methodology, significant assumptions, and data. These procedures also included, among others, (i) testing the completeness and accuracy of underlying data used in the valuation of the pension benefit obligation and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) testing management’s process for determining the pension benefit obligation, (b) evaluating the appropriateness of the methodology used by management, and (c) evaluating the reasonableness of the discount rate and mortality significant assumptions.

 /s/ PricewaterhouseCoopers LLP
Rochester, New York
February 22, 2022

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands except share and per share amounts)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$20,847	$27,356
Accounts receivable, less allowance for doubtful
accounts of $4,528 in 2021 and $3,876 in 2020	183,882	177,152
Inventories	231,644	194,868
Prepaid expenses and other current assets	23,750	17,278
Total current assets	460,123	416,654
Property, plant and equipment, net	108,863	111,407
Deferred income taxes	9,657	6,842
Goodwill	617,528	618,440
Other intangible assets, net	471,049	501,537
Other assets	98,797	96,793
Total assets	$1,766,017	$1,751,673

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,249	$18,415
Accounts payable	58,197	53,310
Accrued compensation and benefits	60,488	50,171
Other current liabilities	65,712	68,305
Total current liabilities	196,646	190,201

Long-term debt	672,407	735,221
Deferred income taxes	68,537	57,875
Other long-term liabilities	42,992	59,338
Total liabilities	980,582	1,042,635

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2021 and 2020, respectively	313	313
Paid-in capital	396,771	382,628
Retained earnings	496,605	457,417
Accumulated other comprehensive loss	(54,203)	(63,681)
Less: Treasury stock, at cost;
1,925,893 and 2,410,045 shares in
2021 and 2020, respectively	(54,051)	(67,639)
Total shareholders' equity	785,435	709,038
Total liabilities and shareholders' equity	$1,766,017	$1,751,673

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019
(In thousands except per share amounts)

	2021	2020	2019

Net sales	$1,010,635	$862,459	$955,097

Cost of sales	442,599	402,159	430,382

Gross profit	568,036	460,300	524,715

Selling and administrative expense	414,754	373,817	400,141

Research and development expense	43,565	40,473	45,460

Operating expenses	458,319	414,290	445,601

Income from operations	109,717	46,010	79,114

Interest expense	35,485	44,052	42,701

Other expense	1,127	355	5,188

Income before income taxes	73,105	1,603	31,225

Provision (benefit) for income taxes	10,563	(7,914)	2,605

Net income	$62,542	$9,517	$28,620

Per share data:

Basic	$2.14	$0.33	$1.01
Diluted	$1.94	$0.32	$0.97

Other comprehensive income (loss), before income tax:
Cash flow hedging	$12,660	$(8,489)	$(4,736)
Pension liability	9,163	(6,499)	35
Foreign currency translation adjustments	(7,072)	6,963	25
Other comprehensive income (loss), before income tax	$14,751	$(8,025)	$(4,676)

Provision (benefit) for income taxes related to items in other comprehensive income	5,273	(3,621)	(1,136)
Other comprehensive income (loss), net of income tax	$9,478	$(4,404)	$(3,540)

Comprehensive income	$72,020	$5,113	$25,080

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	31,299	$313	$341,738	$464,851	$(55,737)	$(88,895)	$662,270
Common stock issued under employee plans			(3,843)			8,158	4,315
Stock-based compensation			11,779				11,779
Dividends on common stock ($.80 per share)				(22,627)			(22,627)
Convertible notes discount, net			39,145				39,145
Convertible notes debt issuance costs			(1,233)				(1,233)
Convertible notes hedge, net			(38,829)				(38,829)
Issuance of warrants			30,567				30,567
Comprehensive income (loss):
Cash flow hedging loss, net					(3,592)
Pension liability, net					27
Foreign currency translation adjustments					25
Net income				28,620
Total comprehensive income							25,080
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(9,807)			13,098	3,291
Stock-based compensation			13,111				13,111
Dividends on common stock ($.80 per share)				(22,944)			(22,944)
Comprehensive income (loss):
Cash flow hedging loss, net					(6,438)
Pension liability, net					(4,929)
Foreign currency translation adjustments					6,963
Net income				9,517
Total comprehensive income							5,113
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			(2,192)			13,588	11,396
Stock-based compensation			16,335				16,335
Dividends on common stock ($.80 per share)				(23,354)			(23,354)
Comprehensive income (loss):
Cash flow hedging gain, net					9,601
Pension liability, net					6,949
Foreign currency translation adjustments					(7,072)
Net income				62,542
Total comprehensive income							72,020
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$62,542	$9,517	$28,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,494	18,044	18,688
Amortization of debt discount	10,217	9,692	8,302
Amortization of deferred debt issuance costs	3,726	3,723	3,454
Amortization	54,249	54,581	53,635
Stock-based compensation	16,335	13,111	11,779
Impairment charges	—	—	312
Deferred income taxes	3,005	(14,234)	(6,310)
Loss on early extinguishment of debt	899	—	300
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	(9,159)	13,920	(13,943)
Inventories	(37,806)	(30,397)	(117)
Accounts payable	4,890	(2,977)	38
Income taxes	(1,675)	(1,644)	(1,867)
Accrued compensation and benefits	11,067	(4,123)	9,957
Other assets	(24,005)	(8,170)	(22,263)
Other liabilities	991	3,488	4,548
Net cash provided by operating activities	111,770	64,531	95,133

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,866)	(13,013)	(20,066)
Payments related to business and asset acquisitions, net of cash acquired	—	(3,852)	(367,596)
Proceeds from sale of a facility	—	3,227	—
Net cash used in investing activities	(14,866)	(13,638)	(387,662)

Cash flows from financing activities:
Payments on term loan	(66,654)	(13,250)	(154,312)
Proceeds from term loan	52,411	—	265,000
Payments on revolving line of credit	(393,753)	(212,000)	(484,000)
Proceeds from revolving line of credit	326,753	199,000	392,000
Proceeds from convertible notes	—	—	345,000
Payments on mortgage notes	—	—	(836)
Payments related to contingent consideration	(6,222)	(2,671)	(6,466)
Payments related to debt issuance costs	(2,000)	(3,153)	(16,210)
Dividends paid on common stock	(23,256)	(22,818)	(22,600)
Purchases of convertible notes hedges	—	—	(51,198)
Proceeds from issuance of warrants	—	—	30,567
Other, net	11,173	2,833	3,936
Net cash provided by (used in) financing activities	(101,548)	(52,059)	300,881

Effect of exchange rate changes on cash and cash equivalents	(1,865)	2,666	(7)

Net increase (decrease) in cash and cash equivalents	(6,509)	1,500	8,345

Cash and cash equivalents at beginning of year	27,356	25,856	17,511

Cash and cash equivalents at end of year	$20,847	$27,356	$25,856

	2021	2020	2019

Non-cash investing and financing activities:
Contractual obligations from asset acquisition	$—	$—	$5,639
Dividends payable	5,874	5,775	5,684

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$21,797	$30,448	$27,274
Income taxes	8,559	9,120	10,576

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Note 1 — Operations and Significant Accounting Policies

Organization and operations

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2021. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2021 and 2020 is $42.5 million and $43.3 million, respectively.
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

•Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $17.0 million, $14.6 million and $15.4 million for 2021, 2020 and 2019, respectively.

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

Earnings per share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options, restricted stock units, performance share units and stock appreciation rights during the period. The following table sets forth the computation of basic and diluted earnings per share at December 31, 2021, 2020 and 2019, respectively:

	2021	2020	2019

Net income	$62,542	$9,517	$28,620

Basic-weighted average shares outstanding	29,162	28,581	28,325

Effect of dilutive potential securities	3,054	883	1,170

Diluted-weighted average shares outstanding	32,216	29,464	29,495

Net income (per share)
Basic	$2.14	$0.33	$1.01
Diluted	1.94	0.32	0.97

The shares used in the calculation of diluted EPS exclude options and stock appreciation rights ("SARs") to purchase shares where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.6 million, 1.4 million and 0.7 million at December 31, 2021, 2020 and 2019, respectively.  As more fully described in Note 7, our 2.625% convertible notes due in 2024 (the “Notes”) are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.

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

During the year ended December 31, 2021, our average share price exceeded the conversion price of the Notes and we included in our diluted share count 1.3 million shares assumed to be issued if the Notes were converted. During the years ended December 31, 2020 and 2019, our average share price had not exceeded the conversion price of the Notes; therefore, under the net share settlement method, there were no potential shares issuable under the Notes to be used in the calculation of diluted EPS.

We previously entered into convertible note hedge transactions to increase the effective conversion price of the Notes to $114.92. However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive.

Concurrently with entering into the hedge transactions, we also previously entered into warrant transactions under which we agreed to sell shares of our common stock at $114.92.

The calculation of diluted EPS also includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $114.92. During the year ended December 31, 2021, our average share price exceeded $114.92 and we therefore included in our diluted share count an additional 0.5 million shares assumed to be issued under the warrants. During the years ended December 31, 2020 and 2019, our average share price had not exceeded $114.92; therefore, there were no potential shares issuable under the warrants to be used in the calculation of diluted EPS.

Stock-based compensation

All share-based payments to employees, including grants of employee stock options, restricted stock units, performance share units and stock appreciation rights are recognized in the financial statements at their fair values.  Compensation expense is generally recognized using a straight-line method over the vesting period. Compensation expense for performance share units is recognized using the graded vesting method.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2018	$4,085	$(31,718)	$(28,104)	$(55,737)

Other comprehensive income (loss) before reclassifications, net of tax	2,936	(2,158)	25	803
Amounts reclassified from accumulated other comprehensive income before tax(a)	(8,607)	2,881	—	(5,726)
Income tax	2,079	(696)	—	1,383

Net current-period other comprehensive income (loss)	(3,592)	27	25	(3,540)

Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	(5,393)	(7,068)	6,963	(5,498)
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(1,378)	2,821	—	1,443
Income tax	333	(682)	—	(349)

Net current-period other comprehensive income (loss)	(6,438)	(4,929)	6,963	(4,404)

Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	6,560	4,426	(7,072)	3,914
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	4,010	3,327	—	7,337
Income tax	(969)	(804)	—	(1,773)

Net current-period other comprehensive income (loss)	9,601	6,949	(7,072)	9,478

Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

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

The unaudited pro forma information for the year ended December 31, 2019, assuming the Buffalo Filter Acquisition occurred as of January 1, 2018 is presented below. This information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the Buffalo Filter acquisition occurred on the dates indicated, or which may result in the future.

2019
Net sales	$960,115
Net income	44,361

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

Note 3 — Inventories

Inventories consist of the following at December 31:

	2021	2020
Raw materials	$83,386	$71,807
Work in process	17,449	15,864
Finished goods	130,809	107,197
	$231,644	$194,868
Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2021	2020
Land	$4,027	$4,027
Building and improvements	95,518	93,886
Machinery and equipment	256,478	243,810
Construction in progress	16,601	15,680
	372,624	357,403
Less: Accumulated depreciation	(263,761)	(245,996)
	$108,863	$111,407

Internal-use software, included in gross machinery and equipment at December 31, 2021 and 2020 was $49.1 million and $50.3 million, respectively, with related accumulated depreciation of $45.3 million and $42.9 million, respectively. Internal use software depreciation expense was $3.3 million, $4.7 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Also, during 2020, we sold a vacant facility for $3.2 million.

Note 5 – Leases

Lease costs for the year ended December 31, consist of the following:

	2021	2020	2019
Operating lease cost:
Straight-line lease cost	$7,720	$7,255	$7,780
Right-of-use asset impairment cost	—	—	312
Total operating lease cost	7,720	7,255	8,092
Finance lease cost:
Depreciation	389	355	238
Interest on lease liabilities	30	33	27
Total finance lease cost	419	388	265
Total lease cost	$8,139	$7,643	$8,357

Supplemental balance sheet information related to leases as of December 31, is as follows:

	2021	2020
Operating leases
Other assets	$19,425	$21,659

Other current liabilities	$7,162	$7,469
Other long-term liabilities	12,726	14,756
Total operating lease liabilities	$19,888	$22,225

Finance leases
Property, plant and equipment, gross	$1,984	$1,762
Accumulated depreciation	(1,145)	(825)
Property, plant and equipment, net	$839	$937

Current portion of long-term debt	$324	$197
Long-term debt	240	390
Total finance lease liabilities	$564	$587

Weighted average remaining lease term (in years)
Operating leases	3.90 years	3.76 years
Finance leases	3.05 years	3.22 years

Weighted average discount rate
Operating leases	5.02%	5.00%
Finance leases	4.47%	4.93%

Supplemental cash flow information related to leases for the year ended December 31, was as follows:

	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,791	$7,535	$8,459
Financing cash flows from finance leases	287	373	380

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,704	4,242	12,800
Finance leases	305	76	563

Maturities of lease liabilities as of December 31, 2021 are as follows:

	Finance Lease	Operating Lease

2022	$324	$7,162
2023	188	5,830
2024	62	4,555
2025	8	1,637
2026	5	795
Thereafter	1	2,174
Total lease payments	588	22,153

Less imputed interest	(24)	(2,265)

Total lease liabilities	$564	$19,888

As of December 31, 2021, we have entered into approximately $0.1 million of operating leases that have not yet commenced. As of December 31, 2021 we have not entered into any finance leases that have not yet commenced.

Note 6 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2021	2020
Balance as of January 1,	$618,440	$618,042

Goodwill adjustment resulting from business combinations	—	(1,009)

Foreign currency translation	(912)	1,407

Balance as of December 31,	$617,528	$618,440

Total accumulated goodwill impairment losses aggregated $107.0 million at December 31, 2021 and 2020, respectively. During 2019, the Company acquired a distributor and in 2020 recorded a measurement period adjustment related to the acquired distributor.

Other intangible assets consist of the following:

	December 31, 2021			December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$342,452	$(152,934)	$342,639	$(134,555)

Sales representation, marketing and promotional rights	25	149,376	(60,000)	149,376	(54,000)

Patents and other intangible assets	16	76,392	(50,890)	73,516	(48,882)

Developed technology	16	106,604	(26,495)	106,604	(19,705)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$761,368	$(290,319)	$758,679	$(257,142)

Amortization expense related to intangible assets which are subject to amortization totaled $33.3 million, $34.2 million and $32.3 million for the years ending December 31, 2021, 2020 and 2019, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income.

The estimated amortization expense related to intangible assets at December 31, 2021 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2022	$26,397	$6,000	$32,397
2023	25,665	6,000	31,665
2024	24,947	6,000	30,947
2025	25,140	6,000	31,140
2026	24,651	6,000	30,651

Note 7 — Long Term Debt

Long-term debt consists of the following at December 31:

	2021	2020
Revolving line of credit	$140,000	$207,000
Term loan, net of deferred debt issuance costs of $1,373 and $1,668 in 2021 and 2020, respectively	226,196	240,145
2.625% convertible notes, net of deferred debt issuance costs of $3,700 and $5,475 in 2021 and 2020, respectively, and unamortized discount of $23,404 and $33,620 in 2021 and 2020, respectively	317,896	305,904
Financing leases	564	587
Total debt	684,656	753,636
Less: Current portion	12,249	18,415
Total long-term debt	$672,407	$735,221

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at LIBOR (subject to 0.125% floor) plus an interest rate margin of 1.50% (1.625% at December 31, 2021). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin.

There were $227.6 million in borrowings outstanding on the term loan facility as of December 31, 2021. There were $140.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2021. Our available borrowings on the revolving credit facility at December 31, 2021 were $442.5 million with approximately $2.5 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2021. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the years ended December 31, 2021, 2020 and 2019, we have recorded interest expense related to the amortization of debt discount on the Notes of $10.2 million, $9.7 million and $8.3 million respectively, at the effective interest rate of 6.14%.  The debt discount on the Notes is being amortized through February 2024.  For the years ended December 31, 2021, 2020 and 2019, we have recorded interest expense on the Notes of $9.1 million, $9.1 million and $8.4 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the Notes was approximately $576.0 million as of December 31, 2021 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market transaction on the last business day of the period.

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

See additional discussion regarding a new accounting standard and related impact on our Notes in Note 17.

The scheduled maturities of long-term debt outstanding at December 31, 2021 are as follows:

2022	$11,925
2023	14,906
2024	365,869
2025	23,850
2026	296,019
The above amounts exclude debt discount,deferred debt issuance costs and financing leases.

Note 8 — Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	2021	2020	2019
Current tax expense (benefit):
Federal	$(97)	$(729)	$96
State	609	86	444
Foreign	7,046	6,963	8,375
	7,558	6,320	8,915
Deferred income tax expense (benefit):
Federal	3,466	(12,253)	(3,970)
State	1,449	(1,173)	(938)
Foreign	(1,910)	(808)	(1,402)
	3,005	(14,234)	(6,310)

Provision (benefit) for income taxes	$10,563	$(7,914)	$2,605

A reconciliation between income taxes computed at the statutory federal rate and the provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 follows:

	2021	2020	2019
Tax provision at statutory rate based on income before income taxes	21.0%	21.0%	21.0%

Stock-based compensation	(9.4)	(267.7)	(15.4)

Federal research credit	(2.3)	(124.2)	(4.0)

Valuation allowance	(2.2)	49.7	1.9

US tax on worldwide earnings at different rates	(0.4)	(123.7)	7.9

Settlement of taxing authority examinations	—	(122.9)	(7.7)

Tax treaty protocols	—	—	(2.9)

Non deductible/non-taxable items	0.8	28.6	2.8

Foreign income taxes	3.1	79.9	4.5

State income taxes, net of federal tax benefit	3.7	(24.5)	0.3

Other, net	0.1	(10.1)	(0.1)

	14.4%	(493.9)%	8.3%

The Company has elected to account for Global Intangible Low Tax Income ("GILTI") using the period cost method. The net impact of GILTI including the allowable GILTI deduction is presented in the rate reconciliation as a component of “US tax on worldwide earnings at different rates” and is offset in part by the Foreign Derived Intangible Income deduction (“FDII”).

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Assets:
Inventory	$4,694	$4,649
Net operating losses	18,383	22,197
Capitalized research and development	4,173	5,187
Deferred compensation	2,563	2,240
Accounts receivable	3,147	2,784
Compensation and benefits	6,583	7,540
Accrued pension	3,930	5,348
Research and development credit	15,542	13,540
Convertible notes hedge	4,869	6,999
Lease liabilities	3,573	4,452
Other	5,741	6,793
Less: valuation allowances	(786)	(2,721)
	72,412	79,008

Liabilities:
Goodwill and intangible assets	106,065	104,119
Depreciation	2,546	2,512
State taxes	11,833	9,614
Unremitted foreign earnings	2,449	2,423
Convertible notes debt discount	4,915	7,060
Lease right-of-use assets	3,484	4,313
	131,292	130,041

Net liability	$(58,880)	$(51,033)

    Income before income taxes consists of the following U.S. and foreign income:

	2021	2020	2019
U.S. income	$45,260	$(16,026)	$5,332
Foreign income	27,845	17,629	25,893
Total income	$73,105	$1,603	$31,225

As of December 31, 2021, the amount of federal net operating loss carryforward was $15.7 million and begins to expire in 2027. As of December 31, 2021, the amount of federal research credit carryforward available was $15.5 million.  These credits begin to expire in 2027.

We have accrued tax liabilities related to the amount of unremitted earnings at December 31, 2017 and certain subsequent unremitted earnings as these are not considered permanently reinvested.  Deferred taxes have not been accrued on unremitted earnings subsequent to December 31, 2017 that are considered permanently reinvested. The amount of such untaxed foreign earnings for the periods occurring after December 2017 totaled $20.3 million. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts. The Company has estimated foreign withholding taxes of $0.9 million would be due if these earnings were repatriated.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Taxing authority examinations can involve complex issues and may require an extended period of time to resolve. Our federal income tax returns have been examined by the Internal Revenue Service (“IRS”) for calendar years ending through 2019.

We recognize tax liabilities in accordance with the provisions for accounting for uncertainty in income taxes. Such guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2021	2020	2019
Balance as of January 1,	$200	$2,170	$3,073

Increases for positions taken in current periods	—	—	1,650

Decreases in unrecorded tax positions related to settlement with the taxing authorities	—	(1,970)	(2,404)

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	—	(149)

Balance as of December 31,	$200	$200	$2,170

If the total unrecognized tax benefits of $0.2 million at December 31, 2021 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2019, 2020 and 2021 related to these unrecognized tax benefits was not material and is included in the provision (benefit) for income taxes in the consolidated statements of comprehensive income.

Note 9 – Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The total dividend per share was $0.80 for each of 2021, 2020 and 2019. The fourth quarter dividend for 2021 was paid on January 5, 2022 to shareholders of record as of December 15, 2021. The total dividend payable was $5.9 million and $5.8 million at December 31, 2021 and 2020, respectively, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2021 and 2020, no preferred stock had been issued.

    Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2021, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2021, 2020, and 2019 we did not repurchase any shares.

We have reserved 6.7 million shares of common stock for issuance to employees and directors under two shareholder approved share-based compensation plans (the "Plans") of which approximately 3.4 million shares remain available for grant at December 31, 2021.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a 4 to 5 year period from date of grant.  Stock options and SARs expire 10 years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income was $16.3 million, $13.1 million and $11.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.  These amounts are included in selling and administrative expense. Tax related benefits of $3.9 million, $3.2 million and $2.8 million were also recognized for the years ended December 31, 2021, 2020 and 2019, respectively.  Cash received from the exercise of stock options was $19.6 million, $13.7 million and $7.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Grant date fair value of stock options and SARs	$42.47	$22.62	$20.59
Expected stock price volatility	39.27%	26.89%	26.59%
Risk-free interest rate	0.81%	0.89%	2.58%
Expected annual dividend yield	0.64%	0.82%	1.08%
Expected life of options & SARs (years)	5.5	5.5	5.6

The following table illustrates the stock option and SAR activity for the year ended December 31, 2021:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2020	3,336	$66.76

Granted	701	$123.21
Forfeited	(177)	$82.35
Exercised	(596)	$51.59

Outstanding at December 31, 2021	3,264	$80.79
Exercisable at December 31, 2021	1,284	$59.40
Stock options & SARs expected to vest	1,980	$94.67

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2021 was 7.0 years and 5.5 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2021 was $199.0 million and $105.8 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2021, 2020 and 2019 was $49.2 million, $26.6 million and $17.0 million, respectively.

The following table illustrates the RSU activity for the year ended December 31, 2021:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2020	61	$77.03

Granted	21	$129.94
Vested	(30)	$73.11
Forfeited	(1)	$55.96

Outstanding at December 31, 2021	51	$101.55

The weighted average fair value of RSU awards granted in the years ended December 31, 2021, 2020 and 2019 was $129.94, $85.45 and $78.64, respectively.

The total fair value of RSUs and PSUs vested was $2.2 million, $6.2 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $45.4 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.5 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2021, we issued approximately 13,024 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 10 — Revenues

The following tables present revenue disaggregated by product line and timing of revenue recognition for the years ended December 31, 2021, 2020 and 2019:

	2021
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$398,963	$567,244	$966,207
Services transferred over time	39,461	4,967	44,428
Total sales from contracts with customers	$438,424	$572,211	$1,010,635

	2020
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$340,318	$484,147	$824,465
Services transferred over time	34,387	3,607	37,994
Total sales from contracts with customers	$374,705	$487,754	$862,459

	2019
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$426,893	$489,313	$916,206
Services transferred over time	36,429	2,462	38,891
Total sales from contracts with customers	$463,322	$491,775	$955,097

Revenue disaggregated by primary geographic market where the products are sold is included in Note 11.

Contract liability balances related to the sale of extended warranties to customers are as follows:

	December 31, 2021	December 31, 2020

Contract Liability	$16,760	$13,666

Revenue recognized during years ended December 31, 2021, 2020 and 2019 from amounts included in contract liabilities at the beginning of the period were $10.3 million, $9.3 million and $6.8 million, respectively. There were no material contract assets as of December 31, 2021 and December 31, 2020.

Note 11 — Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales and primary geographic market where the products are sold, are as follows for the years ended December 31, 2021, 2020 and 2019:

	2021
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$158,553	$393,980	$552,533
Europe, Middle East & Africa	108,457	81,238	189,695
Asia Pacific	107,590	63,628	171,218
Americas (excluding the United States)	63,824	33,365	97,189
Total sales from contracts with customers	$438,424	$572,211	$1,010,635

	2020
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$139,715	$342,349	$482,064
Europe, Middle East & Africa	90,998	70,086	161,084
Asia Pacific	93,636	46,961	140,597
Americas (excluding the United States)	50,356	28,358	78,714
Total sales from contracts with customers	$374,705	$487,754	$862,459

	2019
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$179,419	$337,246	$516,665
Europe, Middle East & Africa	118,301	64,248	182,549
Asia Pacific	101,333	59,277	160,610
Americas (excluding the United States)	64,269	31,004	95,273
Total sales from contracts with customers	$463,322	$491,775	$955,097

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2021 and 2020.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2021, 2020 and 2019.

Note 12 — Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $9.2 million, $8.9 million and $9.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2021	2020
Accumulated benefit obligation	$95,508	$101,242

Change in benefit obligation
Projected benefit obligation at beginning of year	$101,242	$92,052
Service cost	991	717
Interest cost	1,803	2,555
Actuarial loss (gain)	(3,427)	10,963
Benefits paid	(2,703)	(1,933)
Settlements	(2,398)	(3,112)
Projected benefit obligation at end of year	$95,508	$101,242

Change in plan assets
Fair value of plan assets at beginning of year	$76,940	$75,321
Actual gain on plan assets	7,565	6,664
Benefits paid	(2,703)	(1,933)
Settlements	(2,398)	(3,112)
Fair value of plan assets at end of year	$79,404	$76,940

Funded status	$(16,104)	$(24,302)

The projected benefit obligation decreased $5.7 million as of December 31, 2021 mainly due to the increase in the discount rate from 2.44% at December 31, 2020 to 2.81% at December 31, 2021.

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2021	2020
Other long-term liabilities	$(16,104)	$(24,302)
Accumulated other comprehensive loss	(39,122)	(48,285)

Accumulated other comprehensive loss for the years ended December 31, 2021 and 2020 consists of net actuarial losses not yet recognized in net periodic pension cost (before income taxes).

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2021	2020
Discount rate	2.81%	2.44%

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2021 and 2020 are as follows:

	2021	2020
Current year actuarial loss (gain)	$5,836	$(9,320)
Amortization of actuarial loss	3,327	2,821
Total recognized in other comprehensive income (loss)	$9,163	$(6,499)

Net periodic pension cost for the years ended December 31, consists of the following:

	2021	2020	2019
Service cost	$991	$717	$1,010
Interest cost on projected benefit obligation	1,803	2,555	3,130
Expected return on plan assets	(5,155)	(5,021)	(4,725)
Amortization of loss	3,327	2,821	2,881
Net periodic pension cost	$966	$1,072	$2,296

Non-service cost of $0.4 million and $1.3 million is included in other expense in the consolidated statements of comprehensive income for the years ended 2020 and 2019, respectively. Non-service pension cost was immaterial for the year ended 2021.

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2021	2020	2019
Discount rate on benefit obligation	2.44%	3.33%	4.37%
Effective rate for interest on benefit obligation	1.83%	2.88%	4.01%
Expected return on plan assets	7.00%	7.00%	7.50%

The Company’s discount rate and mortality assumptions are the significant assumptions in determining the projected benefit obligation of the Company’s pension plan.

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The mortality assumptions used for 2021 and 2020 are based on the Pri-2012 Mortality Tables using the MP-2021 and MP-2020, respectively, mortality improvement scales.

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

The allocation of plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2021	2020	2022
Equity securities	73%	76%	75%
Debt securities	27%	24%	25%
Total	100%	100%	100%

As of December 31, 2021, the pension plan held 27,562 shares of our common stock, which had a fair value of $3.9 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 16. Following is a description of the valuation methodologies used for our pension assets. There have been no changes in the methodologies used at December 31, 2021 and 2020:

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

The following table sets forth the value of the pension plan's assets as of December 31, 2021 and December 31, 2020:

	2021	2020
Investments measured at fair value:
Level 1
Common Stock	$9,767	$9,185
Fixed Income Securities	20,272	17,848
Total Investments measured at fair value	30,039	27,033

Investments measured at NAV:
Money Market Fund	1,098	915
Mutual Funds	48,267	48,992
Total Investments measured at NAV	49,365	49,907

Total Investments	$79,404	$76,940

We do not expect to make any contributions to our pension plan for 2022.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2021 and reflect the impact of expected future employee service.

2022	$6,427
2023	5,801
2024	5,627
2025	5,890
2026	6,026
2027-2031	26,543

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice (the "Notice") seeking $12.7 million under a liquidated damages clause, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the liquidated damages. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier and recorded a charge to write off assets and released a previously accrued contingent consideration liability. In court filings the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial in the Delaware Chancery Court commenced on March 18, 2021, and testimony concluded on April 7, 2021. The parties have submitted post-trial briefs, the Court heard oral arguments at a hearing on September 16, 2021 and requested additional briefs which are expected to be filed at the end of February 2022. The Court will thereafter issue a ruling. The Company has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable. We expect to defend the claims asserted by the sellers of EndoDynamix, although there can be no assurance that we will prevail in the trial and/or any resulting appeals.

CONMED is defending two Georgia State Court actions. The first in Cobb County was filed by various employees, former employees, contract workers and others against CONMED, and against a contract sterilizer. The second action in Douglas County is against CONMED’s landlord and other allegedly related entities. Plaintiffs in the lawsuits allege personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. CONMED is defending the claims asserted directly against it and is providing indemnification for certain other defendants based on contractual provisions. CONMED has submitted all of the claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED is currently in litigation with one of the other insurers regarding coverage for certain of the indemnification claims. Both actions are in their early stages and discovery has not yet started. The Company’s motion to dismiss in the Cobb County action was heard on January 10, 2022. CONMED believes it has strong defenses to the claims and will vigorously defend itself and all parties it is indemnifying. As with any litigation, there are risks, including the risk that CONMED may not prevail with respect to the defense of the underlying claims, or with respect to securing adequate insurance coverage for the indemnification claims. The Company is unable to estimate any range of possible loss at this time, and has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable.

From time to time, we are also subject to negligence and other claims arising out of the ordinary conduct of our business, including, for example, accidents our employees may experience within the course of their employment or otherwise. We are currently defending one such claim, which we expect to be fully covered by insurance, involving potentially significant personal injuries. The Company is unable to estimate any range of possible loss at this time, and therefore has not recorded any liability related to potential damages in connection with this matter.

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

Note 14 — Acquisition and Other Expense

Acquisition and other expense for the year ended December 31, consists of the following:

	2021	2020	2019
Plant underutilization costs	$—	$6,586	$—
Manufacturing consolidation costs	—	3,993	2,858
Acquisition and integration costs	—	2,820	1,335
Product rationalization costs - inventory	—	2,169	—
Restructuring costs	—	1,087	—
Acquisition and other expense included in cost of sales	$—	$16,655	$4,193

Restructuring and related costs	$414	$4,782	$—
Product rationalization costs - field inventory	—	2,095	—
Acquisition and integration costs	—	1,192	13,066
Acquisition and other expense included in selling and administrative expense	$414	$8,069	$13,066

Debt refinancing costs included in other expense	$1,127	$—	$3,904

During 2020, we recorded a $6.6 million charge to cost of sales related to plant underutilization due to abnormally low production as a result of decreased sales caused by the COVID-19 pandemic.

During 2020, we incurred $4.0 million in costs related to the consolidation of manufacturing operations which were charged to cost of sales. These costs included winding down operations at certain locations and moving production lines to other facilities. During 2019, we incurred $2.9 million in severance and other costs related to the consolidation of certain manufacturing operations which were charged to cost of sales.

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

During 2021 and 2020, we recorded charges of $0.4 million and $3.8 million, respectively, related to the restructuring of our sales force which consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance that was charged to selling and administrative expense.

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

During 2020 and 2019, we incurred $1.2 million and $13.1 million, respectively, in costs associated with the February 11, 2019 acquisition of Buffalo Filter as further described in Note 2 that were included in selling and administrative expense. These costs include investment banking fees, consulting fees, legal fees, severance and integration related costs.

During 2021, we recorded $1.1 million related to a loss on early extinguishment and third party fees associated with the seventh amended and restated senior credit agreement as further described in Note 7. These costs were included in other expense. During 2019, we incurred a $3.6 million charge related to commitment fees paid to certain of our lenders, which provided a financing commitment for the Buffalo Filter acquisition and recorded a loss on the early extinguishment of debt of $0.3 million in conjunction with the sixth amended and restated senior credit agreement.

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

Changes in the carrying amount of standard warranties for the year ended December 31, are as follows:

	2021	2020	2019
Balance as of January 1,	$1,826	$2,186	$1,585

Provision for warranties	1,458	783	1,699
Claims made	(940)	(1,143)	(1,098)

Balance as of December 31,	$2,344	$1,826	$2,186

Costs associated with extended warranty repairs are recorded as incurred and amounted to $6.8 million, $6.1 million and $5.3 million for the years ended December 31, 2021, 2020 and 2019 respectively.

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

    The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	December 31, 2021	December 31, 2020
Forward exchange contracts	Cash flow hedge	$172,894	$154,504
Forward exchange contracts	Non-designated	38,897	42,380

The remaining time to maturity as of December 31, 2021 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated statements of comprehensive income and our consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCI			Consolidated Statements of Comprehensive Income				Amount of Gain (Loss) Reclassified from AOCI
	Years Ended				Total Amount of Line Item Presented			Years Ended
Derivative Instrument	2021	2020	2019	Location of amount reclassified	2021	2020	2019	2021	2020	2019

Foreign exchange contracts	$8,650	$(7,111)	$3,871	Net Sales	$1,010,635	$862,459	$955,097	$(5,421)	$1,997	$7,969
				Cost of Sales	442,599	402,159	430,382	1,411	(619)	638
Pre-tax gain (loss)	$8,650	$(7,111)	$3,871					$(4,010)	$1,378	$8,607
Tax expense (benefit)	2,090	(1,718)	935					(969)	333	2,079
Net gain (loss)	$6,560	$(5,393)	$2,936					$(3,041)	$1,045	$6,528

At December 31, 2021, $3.7 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges offset by gains and losses on our intercompany receivables on our consolidated statements of comprehensive income were:

		Years Ended
Derivative Instrument	Location on Consolidated Statements of Comprehensive Income	2021	2020	2019

Net loss on currency forward contracts	Selling and administrative expense	$(451)	$(2,269)	$(573)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(1,832)	$646	$(653)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2021 and 2020:

December 31, 2021	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5,331	$(430)	$4,901
Foreign exchange contracts	Other long-term liabilities	82	(161)	(79)
		$5,413	$(591)	$4,822

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	38	(180)	(142)

Total derivatives		$5,451	$(771)	$4,680

December 31, 2020	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$1,500	$(8,826)	$(7,326)
Foreign exchange contracts	Other long-term liabilities	23	(535)	(512)
		$1,523	$(9,361)	$(7,838)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	25	(150)	(125)

Total derivatives		$1,548	$(9,511)	$(7,963)

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 17 - New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted the ASU as of December 31, 2021. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements, however we will continue to monitor our transition away from LIBOR and the potential to elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models requiring separate accounting for embedded conversion features which will result in more convertible debt instruments accounted for as a single liability. The ASU eliminates certain settlement conditions that are required for equity classification to qualify for the derivative scope exception. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard on January 1, 2022 using the modified retrospective method. The adoption of this new guidance is estimated to result in an increase of approximately $22.6 million to long-term debt in the consolidated balance sheets, to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction of approximately $37.9 million to additional paid-in capital, net of estimated income tax effects, to remove the equity component separately recorded for the conversion features associated with the convertible notes, a decrease to deferred tax liabilities, net of approximately $5.5 million, and a cumulative-effect adjustment of approximately $20.8 million, net of estimated income tax effects, to the beginning balance of retained earnings as of January 1, 2022. The adoption of this new guidance is anticipated to reduce interest expense by approximately $10.4 million during the year ended December 31, 2022. Additionally, the modified retrospective approach will result in an increase in the dilutive share count as a result of calculating the impact of dilution from the Company's convertible notes using the if-converted method.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses
				Balance at End of Period
Description			Deductions
2021
Allowance for bad debts	$3,876	$2,305	$(1,653)	$4,528
Sales returns and
allowance	3,684	1,261	(504)	4,441
Deferred tax asset
valuation allowance	2,721	621	(2,556)	786

2020
Allowance for bad debts	$2,786	$1,611	$(521)	$3,876
Sales returns and
allowance	3,667	384	(367)	3,684
Deferred tax asset
valuation allowance	1,732	989	—	2,721

2019
Allowance for bad debts	$2,660	$852	$(726)	$2,786
Sales returns and
allowance	3,246	518	(97)	3,667
Deferred tax asset
valuation allowance	1,159	573	—	1,732

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.