Form 10-Q
period 2022-03-31
CONMED Corp
filed 2022-05-05
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2022	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of May 2, 2022 is 29,526,009 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$242,327	$232,677

Cost of sales	106,336	104,228

Gross profit	135,991	128,449

Selling and administrative expense	102,875	98,340

Research and development expense	10,672	10,027

Operating expenses	113,547	108,367

Income from operations	22,444	20,082

Interest expense	4,998	10,351

Income before income taxes	17,446	9,731

Provision for (benefit from) income taxes	2,471	(129)

Net income	$14,975	$9,860

Comprehensive income	$16,415	$10,743

Per share data:

Net income
Basic	$0.51	$0.34
Diluted	0.47	0.31

Weighted average common shares
Basic	29,428	28,972
Diluted	35,155	31,378

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,864	$20,847
Accounts receivable, net	183,248	183,882
Inventories	253,729	231,644
Prepaid expenses and other current assets	26,459	23,750
Total current assets	488,300	460,123
Property, plant and equipment, net	108,526	108,863
Goodwill	617,534	617,528
Other intangible assets, net	463,421	471,049
Other assets	107,943	108,454
Total assets	$1,785,724	$1,766,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,231	$12,249
Accounts payable	67,458	58,197
Accrued compensation and benefits	45,423	60,488
Other current liabilities	62,485	65,712
Total current liabilities	187,597	196,646

Long-term debt	703,542	672,407
Deferred income taxes	63,226	68,537
Other long-term liabilities	41,813	42,992
Total liabilities	996,178	980,582

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2022 and 2021, respectively	313	313
Paid-in capital	365,555	396,771
Retained earnings	526,472	496,605
Accumulated other comprehensive loss	(52,763)	(54,203)
Less: 1,782,667 and 1,925,893 shares of common stock in treasury, at cost in 2022 and 2021, respectively	(50,031)	(54,051)
Total shareholders’ equity	789,546	785,435
Total liabilities and shareholders’ equity	$1,785,724	$1,766,017

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			2,232			4,020	6,252
Stock-based compensation			4,463				4,463
Dividends on common stock ($0.20 per share)				(5,899)			(5,899)
Comprehensive income (loss):
Cash flow hedging gain, net					1,082
Pension liability, net					521
Foreign currency translation adjustments					(163)
Net income				14,975
Total comprehensive income							16,415
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at March 31, 2022	31,299	$313	$365,555	$526,472	$(52,763)	$(50,031)	$789,546

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			2,944			5,271	8,215
Stock-based compensation			3,387				3,387
Dividends on common stock ($0.20 per share)				(5,813)			(5,813)
Comprehensive income (loss):
Cash flow hedging gain, net					3,926
Pension liability, net					631
Foreign currency translation adjustments					(3,674)
Net income				9,860
Total comprehensive loss							10,743
Balance at March 31, 2021	31,299	$313	$388,959	$461,464	$(62,798)	$(62,368)	$725,570
(1)We recorded the cumulative impact of adopting ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2022. Refer to Note 3 for further detail.

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$14,975	$9,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,032	4,757
Amortization of debt discount	—	2,503
Amortization of deferred debt issuance costs	880	1,058
Amortization	12,799	13,519
Stock-based compensation	4,463	3,387
Deferred income taxes	177	(2,688)
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(163)	11,957
Inventories	(21,857)	(11,638)
Accounts payable	9,205	2,804
Accrued compensation and benefits	(14,966)	(8,955)
Other assets	(6,129)	(6,002)
Other liabilities	(3,088)	1,782
Net cash provided by operating activities	328	22,344

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,687)	(3,109)
Net cash used in investing activities	(3,687)	(3,109)

Cash flows from financing activities:
Payments on term loan	(2,981)	(3,313)
Payments on revolving line of credit	(99,000)	(72,000)
Proceeds from revolving line of credit	110,000	64,000
Payments related to contingent consideration	(798)	—
Dividends paid on common stock	(5,874)	(5,775)
Other, net	6,142	8,216
Net cash provided by (used in) financing activities	7,489	(8,872)

Effect of exchange rate changes on cash and cash equivalents	(113)	(950)

Net increase in cash and cash equivalents	4,017	9,413

Cash and cash equivalents at beginning of period	20,847	27,356

Cash and cash equivalents at end of period	$24,864	$36,769

Non-cash investing and financing activities:
Dividends payable	$5,899	$5,813

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of May 5, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 – New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing certain separation models requiring separate accounting for embedded conversion features which will result in more convertible debt instruments accounted for as a single liability. The ASU eliminates certain settlement conditions that are required for equity classification to qualify for the derivative scope exception. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022 using the modified retrospective method. The adoption of this new guidance resulted in an increase of approximately $22.6 million to long-term debt in the consolidated condensed balance sheets, to reflect the full principal amount of the convertible notes outstanding net of issuance costs, a reduction of approximately $37.9 million to additional paid-in capital, net of income tax effects, to remove the equity component separately recorded for the conversion features associated with the convertible notes, a decrease to deferred income tax liabilities of approximately $5.5 million, and a cumulative-effect adjustment of approximately $20.8 million, net of income tax effects, to the beginning balance of retained earnings as of January 1, 2022. The adoption of this new guidance reduced interest expense related to amortization of debt discount by approximately $2.6 million during the three months ended March 31, 2022 and is expected to reduce interest expense by approximately $10.4 million for the year ended December 31, 2022.

Additionally, the dilutive share count increased by approximately 2.5 million shares as a result of calculating the impact of dilution from the Company's convertible notes using the if-converted method. Diluted EPS increased by approximately $0.07 in the quarter ended March 31, 2022 as a result of adoption of this new standard.

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted this ASU as of March 31, 2022. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements, however will continue to monitor our transition away from LIBOR and the potential to elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

Note 4 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$37,947	$93,280	$131,227	$37,131	$86,812	$123,943
Europe, Middle East & Africa	29,980	20,326	50,306	26,052	18,544	44,596
Asia Pacific	23,418	12,954	36,372	26,602	12,662	39,264
Americas (excluding the United States)	16,172	8,250	24,422	17,381	7,493	24,874
Total sales from contracts with customers	$107,517	$134,810	$242,327	$107,166	$125,511	$232,677

Timing of Revenue Recognition
Goods transferred at a point in time	$98,204	$133,322	$231,526	$97,690	$124,394	$222,084
Services transferred over time	9,313	1,488	10,801	9,476	1,117	10,593
Total sales from contracts with customers	$107,517	$134,810	$242,327	$107,166	$125,511	$232,677

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2022	December 31, 2021

Contract liability	$17,534	$16,760

Revenue recognized during the three months ended March 31, 2022 and March 31, 2021 from amounts included in contract liabilities at the beginning of the period were $3.9 million and $3.4 million, respectively. There were no material contract assets as of March 31, 2022 and December 31, 2021.

Note 5 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2022	2021
Net income	$14,975	$9,860

Other comprehensive income (loss):
Cash flow hedging gain, net of income tax (income tax expense of $346 and $1,250 for the three months ended March 31, 2022 and 2021, respectively)	1,082	3,926
Pension liability, net of income tax (income tax expense of $127 and $201 for the three months ended March 31, 2022 and 2021, respectively)	521	631
Foreign currency translation adjustment	(163)	(3,674)

Comprehensive income	$16,415	$10,743

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	2,460	—	(163)	2,297
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,819)	648	—	(1,171)
Income tax	441	(127)	—	314

Net current-period other comprehensive income (loss)	1,082	521	(163)	1,440

Balance, March 31, 2022	$4,738	$(29,150)	$(28,351)	$(52,763)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	2,725	—	(3,674)	(949)
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	1,584	832	—	2,416
Income tax	(383)	(201)	—	(584)

Net current-period other comprehensive income (loss)	3,926	631	(3,674)	883

Balance, March 31, 2021	$(2,019)	$(35,989)	$(24,790)	$(62,798)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2022	December 31, 2021
Forward exchange contracts	Cash flow hedge	$189,696	$172,894
Forward exchange contracts	Non-designated	57,255	38,897

The remaining time to maturity as of March 31, 2022 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2022	2021	Location of amount reclassified	2022	2021	2022	2021

Foreign exchange contracts	$3,247	$3,593	Net Sales	$242,327	$232,677	$1,744	$(1,849)
			Cost of Sales	106,336	104,228	75	265
Pre-tax gain (loss)	$3,247	$3,593				$1,819	$(1,584)
Tax expense (benefit)	787	868				441	(383)
Net gain (loss)	$2,460	$2,725				$1,378	$(1,201)

At March 31, 2022, $4.5 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges and gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2022	2021

Net gain (loss) on currency forward contracts	Selling and administrative expense	$(958)	$458
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$415	$(1,123)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2022 and December 31, 2021:

March 31, 2022	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,518	$(570)	$5,948
Foreign exchange contracts	Other long-term assets	651	(344)	307
		$7,169	$(914)	$6,255

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	46	(213)	(167)

Total derivatives		$7,215	$(1,127)	$6,088

December 31, 2021	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5,331	$(430)	$4,901
Foreign exchange contracts	Other long-term liabilities	82	(161)	(79)
		$5,413	$(591)	$4,822

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	38	(180)	(142)

Total derivatives		$5,451	$(771)	$4,680

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2022 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 7 - Inventories

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Raw materials	$89,986	$83,386
Work-in-process	22,210	17,449
Finished goods	141,533	130,809
Total	$253,729	$231,644

Note 8 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock compensation as well as the 2.625% convertible notes due in 2024 (the “Notes”) and related hedge transactions during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Basic EPS	Adjustments	Diluted EPS
Net income	$14,975	$1,715	$16,690

Weighted average shares outstanding	29,428	—	29,428

Employee stock compensation	—	1,158	1,158

Warrants	—	684	684

Convertible notes	—	3,885	3,885

	29,428	5,727	35,155

EPS	$0.51		$0.47

	Three Months Ended March 31, 2021
	Basic EPS	Adjustments	Diluted EPS
Net income	$9,860	$—	$9,860

Weighted average shares outstanding	28,972	—	28,972

Employee stock compensation	—	1,221	1,221

Warrants	—	170	170

Convertible notes	—	1,015	1,015

	28,972	2,406	31,378

EPS	$0.34		$0.31

The shares used in the calculation of diluted EPS exclude employee stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive.

The Notes are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The following is intended to describe the impact of the Notes and related hedge transactions on the calculation of diluted EPS. Additional shares to be issued pursuant to the terms of the Notes and related hedge transactions, if any, would occur at maturity.

Effective with our adoption of ASU 2020-06 on January 1, 2022 (refer to Note 3 for further detail), the Company began using the if-converted method to compute diluted EPS. Under the if-converted method, in the calculation of diluted EPS, the numerator is adjusted for interest expense applicable to the convertible notes (net of tax) and the denominator is adjusted to include additional common shares assuming the principal portion of the Notes and the conversion premium are settled in common shares.

For periods prior to adoption of ASU 2020-06, the calculation of diluted EPS includes potential diluted shares upon conversion of the Notes only when the average market price per share of our common stock for the period is greater than the conversion price of the Notes of $88.80 and only for the conversion premium with the principal portion of the Notes assumed to be settled in cash.

We previously entered into convertible notes hedge transactions to increase the effective conversion price of the Notes from $88.80 to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive. Concurrent with entering into the hedge transactions, we entered into warrant transactions under which we agreed to sell shares of our common stock at $114.92. The calculation of diluted EPS includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $114.92, calculated under the treasury stock method.

Note 9 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2022 are as follows:

Balance as of December 31, 2021	$617,528

Foreign currency translation	6

Balance as of March 31, 2022	$617,534
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2022			December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	25	$342,391	$(157,285)	$342,452	$(152,934)

Sales representation, marketing and promotional rights	25	149,376	(61,500)	149,376	(60,000)

Developed technology	16	106,604	(28,266)	106,604	(26,495)

Patents and other intangible assets	15	76,849	(51,292)	76,392	(50,890)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$761,764	$(298,343)	$761,368	$(290,319)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.0 million and $8.3 million in the three months ended March 31, 2022 and 2021, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2022 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2022	$18,321	$4,500	$22,821
2023	25,729	6,000	31,729
2024	25,205	6,000	31,205
2025	25,400	6,000	31,400
2026	24,889	6,000	30,889
2027	24,499	6,000	30,499

Note 10 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Revolving line of credit	$151,000	$140,000
Term loan, net of deferred debt issuance costs of $1,297 and $1,373 in 2022 and 2021, respectively	223,290	226,196
2.625% convertible notes, net of deferred debt issuance costs of $3,986 and $3,700 in 2022 and 2021, respectively, and unamortized discount of $23,404 in 2021	341,014	317,896
Financing leases	469	564
Total debt	715,773	684,656
Less: Current portion	12,231	12,249
Total long-term debt	$703,542	$672,407

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan is payable in quarterly installments increasing over the term of the facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at LIBOR (0.50% at March 31, 2022) plus an interest rate margin of 1.25% (1.750% at March 31, 2022). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin.

There were $224.6 million in borrowings outstanding on the term loan facility as of March 31, 2022. There were $151.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2022. Our available borrowings on the revolving credit facility at March 31, 2022 were $431.8 million with approximately $2.2 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

Our effective borrowing rate for nonconvertible debt at the time of issuance of the Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three months ended March 31, 2021, we recorded interest expense related to the amortization of debt discount on the Notes of $2.5 million at the effective interest rate of 6.14%.  On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach as further described in Note 3. This ASU eliminated the equity component separately recorded for the conversion features associated with the convertible notes and related debt discount. For both the three months ended March 31, 2022 and 2021, we have recorded interest expense on the Notes of $2.3 million at the contractual coupon rate of 2.625%.

The estimated fair value of the Notes was approximately $596.9 million as of March 31, 2022 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market transaction on the last business day of the period.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($114.92) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 8, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at March 31, 2022 are as follows:

Remaining 2022	$8,944
2023	14,906
2024	365,869
2025	23,850
2026	307,018
2027	—
The above amounts exclude deferred debt issuance costs and financing leases.

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

Changes in the liability for standard warranties for the three months ended March 31, are as follows:

	2022	2021
Balance as of January 1,	$2,344	$1,826

Provision for warranties	197	291
Claims made	(187)	(206)

Balance as of March 31,	$2,354	$1,911

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.6 million for both the three months ended March 31, 2022 and 2021.

Note 12 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2022	2021
Service cost	$269	$248

Interest cost on projected benefit obligation	537	451

Expected return on plan assets	(1,324)	(1,289)

Net amortization and deferral	648	832

Net periodic pension cost	$130	$242

We do not expect to make any pension contributions during 2022. Non-service pension cost/(benefit) was immaterial for the three months ended March 31, 2022 and 2021.

Note 13 – Other Expense

Other expense consists of the following, which is included in selling and administrative expense:

	Three Months Ended March 31,
	2022	2021

Restructuring and related costs	$—	$414
Other expense included in selling and administrative expense	$—	$414

During the three months ended March 31, 2021 we recorded a charge of $0.4 million related to the restructuring of our sales force which consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance. These costs were charged to selling and administrative expense.

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

	Three Months Ended March 31,
	2022	2021
Orthopedic surgery	$107,517	$107,166
General surgery	134,810	125,511
Consolidated net sales	$242,327	$232,677

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice (the "Notice") seeking $12.7 million under a liquidated damages clause, which essentially represents the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. We believe that there was a substantive contractual basis to support the Company's decision to redesign the product, such that there was no legitimate basis for seeking the liquidated damages. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier and recorded a charge to write off assets and released a previously accrued contingent consideration liability. In court filings the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial in the Delaware Chancery Court commenced on March 18, 2021, and testimony concluded on April 7, 2021. The parties have submitted post-trial briefs and the Court heard oral arguments at a hearing on September 16, 2021 and requested additional briefs which were filed in March 2022. The Court has not issued a ruling. The Company has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable. We expect to defend the claims asserted by the sellers of EndoDynamix, although there can be no assurance that we will prevail in the trial and/or any resulting appeals.

CONMED is defending two Georgia State Court actions. The first action was filed in Cobb County by various employees, former employees, contract workers and others against CONMED and against a contract sterilizer (the "Cobb County Action"). The second action was filed in Douglas County against CONMED’s landlord and other allegedly related entities (the "Douglas County Action"). Plaintiffs in the lawsuits allege personal injury and related claims purportedly arising from or relating to exposure to Ethylene Oxide, a chemical used to sterilize certain products. CONMED is defending the claims asserted directly against it and is providing indemnification for certain other defendants for these claims based on contractual provisions.

Both actions are in their early stages and discovery has not yet started. The Company's motion to dismiss in the Cobb County action was heard on January 10, 2022. CONMED believes it has strong defenses to the claims and will vigorously defend itself and all parties it is indemnifying. As with any litigation, there are risks, including the risk that CONMED may not prevail with respect to the defense of the underlying claims, or with respect to securing adequate insurance coverage for the indemnification claims. The Company is unable to estimate any range of possible loss at this time, and has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable.

CONMED has submitted the foregoing claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED is currently litigating two lawsuits in the United States District Court for the Northern District of New York with Federal Insurance Company (“Chubb”): one involving CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action, and the other concerning CONMED’s claim for coverage for the indemnification claims arising from the Douglas County Action. On March 10, 2022, the Court ruled in favor of CONMED with respect to coverage for the indemnification claims arising from the Cobb County Action . Chubb has filed a motion for reconsideration, and may also appeal. CONMED believes its position is well-grounded in the facts and the law, and expects a similar ruling in the coverage case concerning the Douglas County Action, but there can be no assurance that CONMED will prevail in either of the two coverage cases.

In addition, one of CONMED’s contract sterilizers, which is defending toxic tort claims asserted by various residents in the areas around its processing facility, has placed CONMED on notice of a claim for indemnification relating to some of those claims. CONMED is reviewing the notice, and has not at this time taken any position on the notice.

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

Note 16 – Subsequent Events

On May 4, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among CONMED, Odyssey Merger Sub, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of CONMED (“Merger Sub”), In2Bones Global, Inc., a Delaware corporation (“In2Bones”), and Sheryl Moroschak, solely in her capacity as representative of In2Bones’ equity holders (the “Holder Representative”). Pursuant to the Merger Agreement, CONMED will acquire In2Bones by way of a merger of Merger Sub with and into In2Bones (the “Merger”), with In2Bones surviving the Merger as a wholly-owned subsidiary of CONMED.

Pursuant to the Merger Agreement, upon consummation of the Merger (the “Closing”), CONMED will pay In2Bones’ equity holders an aggregate upfront payment of $145 million in cash, as adjusted and payable pursuant to the Merger Agreement (the “Closing Purchase Price”). The adjustments to the Closing Purchase Price include, among others, (i) an upward adjustment for any cash held by In2Bones at the Closing, (ii) a downward adjustment for In2Bones’ outstanding indebtedness, transaction expenses and other related fees and expenses and (iii) an upward or downward adjustment, as applicable, networking adjustment based on a target range. The Merger Agreement also provides for earn-out payments to In2Bones’ equity holders in an amount up to $110 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on the first day of the first full quarter following the Closing date.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year-ended December 31, 2021 and the following, among others:

•general economic and business conditions;
•compliance with and changes in regulatory requirements;
•the COVID-19 global pandemic poses significant risks to our business, financial condition and results of operations, which may be heightened as the pandemic, government and hospital responses to it, continue;
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
•cyclical customer purchasing patterns due to budgetary and other constraints;
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
•trade protection measures, tariffs and other border taxes, and import or export licensing requirements; and
•weather related events which may disrupt our operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year-ended December 31, 2021 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

	Three Months Ended March 31,
	2022	2021
Orthopedic surgery	44%	46%
General surgery	56%	54%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 83% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 46% and 47% of our consolidated net sales during the three months ended March 31, 2022 and 2021, respectively.

Business Environment

Our business continues to be impacted by the COVID-19 pandemic as variants of the virus, such as omicron, emerge and hospitals and surgery centers reduce the number of, or postpone, non-urgent surgical procedures in order to minimize the risk of infection and allow for proper staffing.  We continue to restrict access to our facilities while maintaining production and distribution. We believe we will continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients and customers. There remains significant uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business and we continue to see our customers and suppliers impacted in a variety of ways such as staffing shortages in the U.S. and stay at home orders in China. The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continuously work with suppliers to mitigate these impacts; however, we expect these challenges to continue throughout 2022. This will likely impact our results of operations.

During the first quarter of 2022, the world experienced, and continues to experience, the impact of Russia's invasion of Ukraine. The Company has no direct operations in either Russia or Ukraine and our business is limited to selling to third party distributors. Total revenues associated with sales to third party distributors in these countries are not material to the consolidated financial results, and we have fully reserved the outstanding accounts receivable from distributors in these territories ($0.6 million as of March 31, 2022). We will continue to monitor and adjust our business strategy in this region as necessary. While the direct impact on the Company of Russia's invasion of Ukraine is limited, we are being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2021 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets and our pension benefit obligation.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	43.9	44.8
Gross profit	56.1	55.2
Selling and administrative expense	42.5	42.3
Research and development expense	4.4	4.3
Income from operations	9.3	8.6
Interest expense	2.1	4.4
Income before income taxes	7.2	4.2
Provision for (benefit from) income taxes	1.0	(0.1)
Net income	6.2%	4.2%

Net Sales

The following table presents net sales by product line for the three months ended March 31, 2022 and 2021:

	Three Months Ended
			% Change
	2022	2021	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$107.5	$107.2	0.3%	0.1%	0.4%
General surgery	134.8	125.5	7.4%	0.3%	7.7%
Net sales	$242.3	$232.7	4.1%	0.2%	4.3%

Single-use products	$201.5	$187.4	7.5%	0.2%	7.7%
Capital products	40.8	45.3	-9.7%	0.1%	-9.6%
Net sales	$242.3	$232.7	4.1%	0.2%	4.3%

Net sales increased 4.1% in the three months ended March 31, 2022 compared to the same period a year ago primarily driven by increases in our general surgery product line. General surgery sales increased 7.4% in the three months ended March 31, 2022 primarily driven by the continued growth in our AirSeal and advanced endoscopic technologies products. Orthopedic surgery sales increased 0.3% in the three months ended March 31, 2022 primarily related to an increase in single-use product sales. Our sales continued to be impacted by COVID-19 in the three months ended March 31, 2022, as the omicron variant emerged, and we saw our customers affected in a variety of ways such as staffing shortages in the U.S. and stay at home orders in China.

Cost of Sales

Cost of sales increased to $106.3 million in the three months ended March 31, 2022 as compared to $104.2 million in the three months ended March 31, 2021. Gross profit margins increased 90 basis points to 56.1% in the three months ended March 31, 2022 as compared to 55.2% in the three months ended March 31, 2021. The increase in gross profit margin of 90 basis points in the three months ended March 31, 2022 was driven by an increase in sales and improved product mix. We experienced unfavorable production variances of $10.0 million in the three months ended March 31, 2022 as a result of cost increases and inflation in raw materials, freight and other costs of production which we have deferred to inventory and expect to recognize as cost of sales as the underlying inventory is sold. These unfavorable production variances will cause gross margins to decrease in the periods in which they are recognized.

Selling and Administrative Expense

Selling and administrative expense increased to $102.9 million in the three months ended March 31, 2022 as compared to $98.3 million in the three months ended March 31, 2021. Selling and administrative expense as a percentage of net sales increased to 42.5% in the three months ended March 31, 2022 as compared to 42.3% in the three months ended March 31, 2021.

The increase in selling and administrative expense as a percentage of net sales for the three months ended March 31, 2022 was caused by increased marketing expenses driven by a return to travel and trade show attendance as well as salesforce expansions that occurred in the later part of 2021. These increases were partially offset by the three months ended March 31, 2021 including $0.4 million in costs associated with the restructuring of our Orthopedic sales force which did not reoccur in 2022.

Research and Development Expense

Research and development expense increased to $10.7 million in the three months ended March 31, 2022 as compared to $10.0 million in the three months ended March 31, 2021. As a percentage of net sales, research and development expense increased 10 basis points to 4.4% in the three months ended March 31, 2022 as compared to 4.3% in the three months ended March 31, 2021. The higher spend as a percentage of sales for the three months ended March 31, 2022 was driven by timing of projects.

Interest Expense

Interest expense decreased to $5.0 million in the three months ended March 31, 2022 from $10.4 million in the three months ended March 31, 2021. The weighted average interest rates on our borrowings decreased to 2.22% in the three months ended March 31, 2022 as compared to 3.37% in the three months ended March 31, 2021. The decrease in interest expense is primarily due to decreases in our borrowings; decreases in our weighted average interest rates compared to the same periods a year ago as a result of the seventh amended and restated senior credit agreement; and the three months ended March 31, 2021 including $2.5 million in interest expense related to the amortization of debt discount that is no longer applicable in 2022 as a result of the adoption of ASU 2020-06, as further described in Note 3.

Provision for Income Taxes

Income tax expense has been recorded at an effective tax rate of 14.2% for the three months ended March 31, 2022 compared to an income tax benefit at an effective tax rate of (1.3)% for the three months ended March 31, 2021. The higher effective tax rate for the three months ended March 31, 2022 as compared to the same period in the prior year was primarily the result of higher income in 2022 and discrete tax items. Federal tax deductions related to stock option exercises provided a discrete tax benefit which decreased the effective rate by 9.8% for the three months ended March 31, 2022 as compared to discrete income tax benefit associated with stock options and federal tax benefit related to the issuance of tax regulations regarding US tax of foreign earnings at different rates which decreased the effective tax rate by 28.1% for the three months ended March 31, 2021. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under Note 8 to the consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the seventh amended and restated senior credit agreement. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the seventh amended and restated senior credit agreement and borrowings under separate loan facilities, in the case of real property purchases, to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

Operating cash flows

Our net working capital position was $300.7 million at March 31, 2022.  Net cash provided by operating activities was $0.3 million and $22.3 million in the three months ended March 31, 2022 and 2021, respectively, generated on net income of $15.0 million and $9.9 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash provided by operating activities in 2022 as compared to 2021 was mainly driven by:

•A decrease in cash flows from accounts receivable based on the timing of sales and cash receipts;
•A decrease in cash flows from inventory as we increased inventory levels to mitigate supply chain challenges; and
•A decrease in cash flows from higher incentive compensation payments.

These decreases were offset by higher net income in 2022 compared to 2021.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2022 increased $0.6 million from the same period a year ago primarily due to capital expenditures being higher at $3.7 million in the three months ended March 31, 2022 compared to $3.1 million in the same period a year ago.

Financing cash flows

Net cash provided by financing activities in the three months ended March 31, 2022 was $7.5 million compared to net cash used in financing activities of $8.9 million during 2021. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2022 compared to 2021:

•We had net borrowings on our revolving line of credit of $11.0 million, compared to $8.0 million in net payments during the three months ended March 31, 2021.
•We had net payments on our term loan of $3.0 million compared to $3.3 million in payments during the three months ended March 31, 2021.
•We paid $0.8 million in contingent consideration related to a prior acquisition.
•We had net cash proceeds of $8.0 million related to stock issued under employee plans for the three months ended March 31, 2022 compared to $9.7 million in the same period a year ago.

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

As noted above, there remains significant uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business and we continue to see our customers and suppliers impacted by staffing shortages as well as stay at home orders in China. The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year-ended

December 31, 2021, for further discussion.

There were $224.6 million in borrowings outstanding on the term loan facility as of March 31, 2022. There were $151.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2022. Our available borrowings on the revolving credit facility at March 31, 2022 were $431.8 million with approximately $2.2 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

See Note 10 for further information on our financing agreements and outside debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2022, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2022. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New accounting pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2022.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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
May 5, 2022