Form 10-Q
period 2022-06-30
CONMED Corp
filed 2022-07-28
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
June 30, 2022	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of July 25, 2022 is 30,466,261 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$277,190	$255,161	$519,516	$487,837

Cost of sales	125,413	113,737	231,748	217,964

Gross profit	151,777	141,424	287,768	269,873

Selling and administrative expense	115,826	104,399	218,701	202,739

Research and development expense	11,493	11,318	22,165	21,344

Operating expenses	127,319	115,717	240,866	224,083

Income from operations	24,458	25,707	46,902	45,790

Interest expense	5,928	9,420	10,926	19,772

Other expense (see Note 11)	112,011	—	112,011	—

Income (loss) before income taxes	(93,481)	16,287	(76,035)	26,018

Provision for income taxes	74,810	2,997	77,281	2,868

Net income (loss)	$(168,291)	$13,290	$(153,316)	$23,150

Comprehensive income (loss)	$(172,636)	$17,743	$(156,221)	$28,486

Per share data:

Net income (loss)
Basic	$(5.65)	$0.46	$(5.18)	$0.80
Diluted	(5.65)	0.41	(5.18)	0.72

Weighted average common shares
Basic	29,775	29,125	29,601	29,052
Diluted	29,775	32,464	29,601	31,964

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,152	$20,847
Accounts receivable, net	202,119	183,882
Inventories	289,714	231,644
Prepaid expenses and other current assets	32,203	23,750
Total current assets	577,188	460,123
Property, plant and equipment, net	111,592	108,863
Goodwill	756,753	617,528
Other intangible assets, net	519,320	471,049
Other assets	107,408	108,454
Total assets	$2,072,261	$1,766,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$272	$12,249
Accounts payable	73,972	58,197
Accrued compensation and benefits	50,359	60,488
Other current liabilities	76,490	65,712
Total current liabilities	201,093	196,646

Long-term debt	982,427	672,407
Deferred income taxes	105,938	68,537
Other long-term liabilities	109,835	42,992
Total liabilities	1,399,293	980,582

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2022 and 2021, respectively	313	313
Paid-in capital	401,182	396,771
Retained earnings	352,089	496,605
Accumulated other comprehensive loss	(57,108)	(54,203)
Less: 837,621 and 1,925,893 shares of common stock in treasury, at cost in 2022 and 2021, respectively	(23,508)	(54,051)
Total shareholders’ equity	672,968	785,435
Total liabilities and shareholders’ equity	$2,072,261	$1,766,017

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			2,232			4,020	6,252
Stock-based compensation			4,463				4,463
Dividends on common stock ($0.20 per share)				(5,899)			(5,899)
Comprehensive income (loss):
Cash flow hedging gain, net					1,082
Pension liability, net					521
Foreign currency translation adjustments					(163)
Net income				14,975
Total comprehensive income							16,415
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at March 31, 2022	31,299	$313	$365,555	$526,472	$(52,763)	$(50,031)	$789,546
Common stock issued under employee plans			611			633	1,244
Stock-based compensation			5,755				5,755
Dividends on common stock ($0.20 per share)				(6,092)			(6,092)
Shares issued for the settlement of convertible notes			(25,890)			25,890	—
Convertible note premium on extinguishment			103,125				103,125
Settlement of convertible notes hedge transactions			118,912				118,912
Settlement of warrants			(96,758)				(96,758)
Issuance of convertible notes hedge transactions, net of tax			(142,128)				(142,128)
Issuance of warrants			72,000				72,000
Comprehensive income (loss):
Cash flow hedging gain, net					4,662
Pension liability, net					490
Foreign currency translation adjustments					(9,497)
Net loss				(168,291)
Total comprehensive loss							(172,636)
Balance at June 30, 2022	31,299	$313	$401,182	$352,089	$(57,108)	$(23,508)	$672,968

(1)We recorded the cumulative impact of adopting ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2022. Refer to Note 3 for further detail.

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			2,944			5,271	8,215
Stock-based compensation			3,387				3,387
Dividends on common stock ($0.20 per share)				(5,813)			(5,813)
Comprehensive income (loss):
Cash flow hedging gain, net					3,926
Pension liability, net					631
Foreign currency translation adjustments					(3,674)
Net income				9,860
Total comprehensive income							10,743
Balance at March 31, 2021	31,299	$313	$388,959	$461,464	$(62,798)	$(62,368)	$725,570
Common stock issued under employee plans			414			2,312	2,726
Stock-based compensation			4,290				4,290
Dividends on common stock ($0.20 per share)				(5,830)			(5,830)
Comprehensive income (loss):
Cash flow hedging gains, net					1,221
Pension liability, net					631
Foreign currency translation adjustments					2,601
Net loss				13,290
Total comprehensive income							17,743
Balance at June 30, 2021	31,299	$313	$393,663	$468,924	$(58,345)	$(60,056)	$744,499

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(153,316)	$23,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,090	8,741
Amortization of debt discount	—	5,031
Amortization of deferred debt issuance costs	1,916	2,116
Amortization	26,065	27,316
Stock-based compensation	10,218	7,676
Deferred income taxes	70,402	(1,781)
Loss on early extinguishment of debt	3,426	—
Loss on convertible notes conversion premium	103,125	—
Loss on convertible notes hedge transactions settlement	5,460	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(17,779)	7,780
Inventories	(35,549)	(16,693)
Accounts payable	13,724	2,547
Accrued compensation and benefits	(12,260)	(769)
Other assets	(11,388)	(12,289)
Other liabilities	6,936	3,798
Net cash provided by operating activities	19,070	56,623

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,398)	(6,103)
Payments related to business acquisition, net of cash acquired	(142,555)	—
Net cash used in investing activities	(151,953)	(6,103)

Cash flows from financing activities:
Payments on term loan	(92,981)	(8,281)
Payments on revolving line of credit	(312,000)	(161,000)
Proceeds from revolving line of credit	172,000	139,000
Payments to redeem convertible notes	(275,000)	—
Proceeds from issuance of convertible notes	800,000	—
Payments related to debt issuance costs	(21,187)	—
Dividends paid on common stock	(11,773)	(11,588)
Purchases of convertible notes hedge transactions	(187,600)	—
Proceeds from issuance of warrants	72,000	—
Proceeds from settlement of convertible notes hedge transactions	86,228	—
Payment for settlement of warrants	(69,534)	—
Other, net	6,457	10,902
Net cash provided by (used in) financing activities	166,610	(30,967)

Effect of exchange rate changes on cash and cash equivalents	(1,422)	(521)

Net increase in cash and cash equivalents	32,305	19,032

Cash and cash equivalents at beginning of period	20,847	27,356

Cash and cash equivalents at end of period	$53,152	$46,388

Non-cash investing and financing activities:
Contingent consideration	$69,402	$—
Dividends payable	$6,092	$5,830

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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of July 28, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 – New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing certain separation models requiring separate accounting for embedded conversion features which will result in more convertible debt instruments accounted for as a single liability. The ASU eliminates certain settlement conditions that are required for equity classification to qualify for the derivative scope exception. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022 using the modified retrospective method. The adoption of this new guidance resulted in:

•an increase of approximately $22.6 million to long-term debt in the consolidated condensed balance sheets, to reflect the full principal amount of the convertible notes then outstanding net of issuance costs (the "2.625% Notes" described more fully in Note 11);
•a reduction of approximately $37.9 million to additional paid-in capital, net of income tax effects, to remove the equity component separately recorded for the conversion features associated with the 2.625% Notes;
•a decrease to deferred income tax liabilities of approximately $5.5 million, and

•a cumulative-effect adjustment of approximately $20.8 million, net of income tax effects, to the beginning balance of retained earnings as of January 1, 2022.

The adoption of this new guidance reduced interest expense related to amortization of debt discount on the 2.625% Notes by approximately $2.6 million during the three months ended March 31, 2022. Additionally, the dilutive share count increased by approximately 2.5 million shares as a result of calculating the impact of dilution from the 2.625% Notes using the if-converted method. During the three months ended June 30, 2022, the Company repurchased and extinguished $275.0 million principal value of the 2.625% Notes as further discussed in Note 11. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, pursuant to which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. As a result, in periods in which the Company has net income, only the conversion premium will affect the dilutive share count. As the Company was in a net loss position for the three and six months ended June 30, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding for the three and six months ended June 30, 2022.

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted this ASU as of June 30, 2022. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements, however will continue to monitor our transition away from LIBOR and the potential to elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

Note 4 - Business Combinations

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.0 million in cash. We paid $143.0 million upon closing, with a $2.0 million purchase price adjustment holdback, pursuant to the merger agreement for the In2Bones Acquisition. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. In2Bones is a global developer, manufacturer and distributor of medical devices for the treatment of disorders and injuries of the upper (hand, wrist, elbow) and lower (foot and ankle) extremities. The In2Bones Acquisition was funded through a combination of cash on hand and long-term borrowings as further described in Note 11.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the In2Bones Acquisition. The assessment of fair value is based on preliminary valuations and estimates that were available to management at the time the consolidated condensed financial statements were prepared. Accordingly, the allocation of purchase price is preliminary and therefore subject to adjustment during the measurement adjustment period.

Cash	$445
Accounts receivable, net	5,036
Inventories	24,247
Prepaid expenses and other current assets	403
Current assets	30,131
Goodwill	140,338
Developed technology	37,300
Distributor relationships	26,600
Other long-term assets	2,875
Total assets acquired	$237,244

Current liabilities assumed	5,972
Deferred income taxes	16,457
Contingent consideration	69,402
Other long-term liabilities	413
Total liabilities assumed	$92,244
Net assets acquired	$145,000

The goodwill recorded as part of the In2Bones Acquisition primarily represents revenue synergies, the related cost to enter into this new product offering and the In2Bones assembled workforce. Goodwill is not deductible for tax purposes. The weighted amortization period for intangibles acquired is 15 years. Distributor relationships and developed technology are each being amortized over a weighted average life of 15 years.

The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liability is recorded include the following significant unobservable inputs:

Unobservable Input	Assumptions

Discount rate	5.67%
Revenue volatility	12.75%
Projected year of payment	2023-2026

Net sales and earnings were immaterial to both the three and six months ended June 30, 2022. We also believe the proforma information is immaterial for disclosure for the three and six months ended June 30, 2022 and 2021.

Note 5 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$40,461	$108,721	$149,182	$40,777	$102,813	$143,590
Europe, Middle East & Africa	32,060	22,468	54,528	27,120	20,143	47,263
Asia Pacific	27,674	16,201	43,875	26,284	16,136	42,420
Americas (excluding the United States)	19,987	9,618	29,605	13,712	8,176	21,888
Total sales from contracts with customers	$120,182	$157,008	$277,190	$107,893	$147,268	$255,161

Timing of Revenue Recognition
Goods transferred at a point in time	$110,060	$155,451	$265,511	$97,649	$146,105	$243,754
Services transferred over time	10,122	1,557	11,679	10,244	1,163	11,407
Total sales from contracts with customers	$120,182	$157,008	$277,190	$107,893	$147,268	$255,161

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$78,408	$202,001	$280,409	$77,907	$189,625	$267,532
Europe, Middle East & Africa	62,041	42,794	104,835	53,172	38,688	91,860
Asia Pacific	51,091	29,155	80,246	52,886	28,798	81,684
Americas (excluding the United States)	36,158	17,868	54,026	31,093	15,668	46,761
Total sales from contracts with customers	$227,698	$291,818	$519,516	$215,058	$272,779	$487,837

Timing of Revenue Recognition
Goods transferred at a point in time	$208,264	$288,773	$497,037	$195,339	$270,499	$465,838
Services transferred over time	19,434	3,045	22,479	19,719	2,280	21,999
Total sales from contracts with customers	$227,698	$291,818	$519,516	$215,058	$272,779	$487,837

Contract liability balances related to the sale of extended warranties to customers are as follows:

	June 30, 2022	December 31, 2021

Contract liability	$17,748	$16,760

Revenue recognized during the six months ended June 30, 2022 and June 30, 2021 from amounts included in contract liabilities at the beginning of the period were $7.0 million and $6.1 million, respectively. There were no material contract assets as of June 30, 2022 and December 31, 2021.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(168,291)	$13,290	$(153,316)	$23,150

Other comprehensive income (loss):
Cash flow hedging gain, net of income tax (income tax expense of $1,491 and $388 for the three months ended June 30, 2022 and 2021, respectively and $1,838 and $1,639 for the six months ended June 30, 2022 and 2021, respectively)	4,662	1,221	5,744	5,147
Pension liability, net of income tax (income tax expense of $158 and $201 for the three months ended June 30, 2022 and 2021, respectively and $284 and $402 for the six months ended June 30, 2022 and 2021, respectively)	490	631	1,012	1,262
Foreign currency translation adjustment	(9,497)	2,601	(9,661)	(1,073)

Comprehensive income (loss)	$(172,636)	$17,743	$(156,221)	$28,486

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	9,851	—	(9,661)	190
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(5,421)	1,296	—	(4,125)
Income tax	1,314	(284)	—	1,030

Net current-period other comprehensive income (loss)	5,744	1,012	(9,661)	(2,905)

Balance, June 30, 2022	$9,400	$(28,659)	$(37,849)	$(57,108)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	2,723	—	(1,073)	1,650
Amounts reclassified from accumulated other comprehensive income before tax[a]	3,196	1,664	—	4,860
Income tax	(772)	(402)	—	(1,174)

Net current-period other comprehensive income (loss)	5,147	1,262	(1,073)	5,336

Balance, June 30, 2021	$(798)	$(35,358)	$(22,189)	$(58,345)
(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 7 and Note 13, respectively, for further details.

Note 7 – Fair Value of Financial Instruments

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	June 30, 2022	December 31, 2021
Forward exchange contracts	Cash flow hedge	$191,288	$172,894
Forward exchange contracts	Non-designated	41,704	38,897

The remaining time to maturity as of June 30, 2022 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings (loss) on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain (Loss) Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2022	2021	Location of amount reclassified	2022	2021	2022	2021

Foreign exchange contracts	$9,756	$(3)	Net Sales	$277,190	$255,161	$3,403	$(2,022)
			Cost of Sales	125,413	113,737	199	410
Pre-tax gain (loss)	$9,756	$(3)				$3,602	$(1,612)
Tax expense (benefit)	2,365	(1)				873	(389)
Net gain (loss)	$7,391	$(2)				$2,729	$(1,223)

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Six Months Ended June 30,
				Total Amount of Line Item Presented
Derivative Instrument	2022	2021	Location of amount reclassified	2022	2021	2022	2021

Foreign exchange contracts	$13,003	$3,590	Net Sales	$519,516	$487,837	$5,147	$(3,871)
			Cost of Sales	231,748	217,964	274	675
Pre-tax gain (loss)	$13,003	$3,590				$5,421	$(3,196)
Tax expense (benefit)	3,152	867				1,314	(772)
Net gain (loss)	$9,851	$2,723				$4,107	$(2,424)

At June 30, 2022, $7.7 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges and gains and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2022	2021	2022	2021

Net gain (loss) on currency forward contracts	Selling and administrative expense	$1,155	$(809)	$196	$(350)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(2,178)	$243	$(1,764)	$(879)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at June 30, 2022 and December 31, 2021:

June 30, 2022	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$10,242	$(56)	$10,186
Foreign exchange contracts	Other long-term assets	2,272	(50)	2,222
		$12,514	$(106)	$12,408

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	15	(262)	(247)

Total derivatives		$12,529	$(368)	$12,161

December 31, 2021	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5,331	$(430)	$4,901
Foreign exchange contracts	Other long-term liabilities	82	(161)	(79)
		$5,413	$(591)	$4,822

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	38	(180)	(142)

Total derivatives		$5,451	$(771)	$4,680

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2022 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.  The Company values contingent consideration using Level 3 inputs. These include pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input that is unobservable.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 8 - Inventories

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$105,531	$83,386
Work-in-process	25,656	17,449
Finished goods	158,527	130,809
Total	$289,714	$231,644

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares. As the Company was in a net loss position for the three and six months ended June 30, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding for the three and six months ended June 30, 2022.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income (loss)	$(168,291)	—	$(168,291)	$13,290	—	$13,290

Weighted average shares outstanding	29,775	—	29,775	29,125	—	29,125

Employee stock compensation	—	—	—	—	1,357	1,357

Warrants	—	—	—	—	620	620

Convertible notes	—	—	—	—	1,362	1,362

	29,775	—	29,775	29,125	3,339	32,464

EPS	$(5.65)		$(5.65)	$0.46		$0.41

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income (loss)	$(153,316)	—	$(153,316)	$23,150	—	$23,150

Weighted average shares outstanding	29,601	—	29,601	29,052	—	29,052

Employee stock compensation	—	—	—	—	1,300	1,300

Warrants	—	—	—	—	411	411

Convertible notes	—	—	—	—	1,201	1,201

	29,601	—	29,601	29,052	2,912	31,964

EPS	$(5.18)		$(5.18)	$0.80		$0.72

The shares used in the calculation of diluted EPS exclude employee stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.7 million and 0.5 million for the three and six months ended June 30, 2021, respectively. As the Company was in a net loss position for the three and six months ended June 30, 2022, there were no anti-dilutive shares.

The 2.625% Notes and 2.250% convertible notes due in 2027 (the "2.250% Notes"), more fully described in Note 11, are convertible under certain circumstances, as defined in the respective indentures for each series of notes, into a combination of cash and CONMED common stock.  The following is intended to describe the impact of the 2.625% Notes and 2.250% Notes and related hedge transactions on the calculation of diluted EPS. Additional shares to be issued pursuant to the terms of the 2.625% Notes, the 2.250% Notes and related hedge transactions, if any, would occur at settlement.

Effective with our adoption of ASU 2020-06 on January 1, 2022 (see Note 3), the Company began using the if-converted method to compute diluted EPS. Under the if-converted method, in the calculation of diluted EPS, the numerator is adjusted for interest expense applicable to the convertible notes (net of tax) and the denominator is adjusted to include additional common shares assuming the principal portion of the notes and the conversion premium are settled in common shares, when permitted or required. Under the if-converted method, when convertible notes require the principal to be paid in cash, then only the conversion premium affects the calculation of diluted EPS.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal value of 2.625% Notes as further discussed in Note 11. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, pursuant to which the Company irrevocably elected to settle the principal value of the 2.625% Notes in cash. Similarly, the 2.250% Notes, issued on June 6, 2022, require the principal to be paid in cash. As a result, in periods in which the Company has net income, only the conversion premium will affect dilutive share count. Accordingly, for periods prior to adoption of ASU 2020-06 on January 1, 2022 and after June 6, 2022, in periods in which the Company has net income, the calculation of diluted EPS includes potential diluted shares upon conversion of the 2.625% Notes and the 2.250% Notes, only when the average market price per share of our common stock for the period is greater than the conversion price and only for the conversion premium, with the principal portion required to be settled in cash.

We have entered into convertible notes hedge transactions to increase the effective conversion price of the 2.625% Notes from $88.80 to $114.92.  However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive. Concurrent with entering into the hedge transactions, we entered into warrant transactions under which we agreed to sell shares of our common stock at $114.92. In periods in which the Company has net income, the calculation of diluted EPS includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $114.92, calculated under the treasury stock method.

On June 6, 2022, we entered into convertible notes hedge transactions to increase the effective conversion price of the 2.250% Notes from $145.33 to $251.53. However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive. Concurrent with entering into the hedge transactions, we entered into warrant transactions under which we agreed to sell shares of our common stock at $251.53. In periods in which the Company has net income, the calculation of diluted EPS includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $251.53, calculated under the treasury stock method.

Note 10 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the six months ended June 30, 2022 are as follows:

Balance as of December 31, 2021	$617,528

Goodwill resulting from business acquisition	140,338

Foreign currency translation	(1,113)

Balance as of June 30, 2022	$756,753
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the three months ended June 30, 2022, the Company acquired In2Bones Global, Inc. as further described in Note 4. Goodwill resulting from the acquisition amounted to $140.3 million and acquired intangible assets including distributor relationships and developed technology amounted to $63.9 million.

Other intangible assets consist of the following:

	June 30, 2022			December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$368,835	$(161,651)	$342,452	$(152,934)

Sales representation, marketing and promotional rights	25	149,376	(63,000)	149,376	(60,000)

Developed technology	15	143,904	(30,208)	106,604	(26,495)

Patents and other intangible assets	14	77,191	(51,671)	76,392	(50,890)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$825,850	$(306,530)	$761,368	$(290,319)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.2 million for both the three months ended June 30, 2022 and 2021, and $16.2 million and $16.6 million in the six months ended June 30, 2022 and 2021, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss).

The estimated intangible asset amortization expense remaining for the year ending December 31, 2022 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2022	$14,731	$3,000	$17,731
2023	28,715	6,000	34,715
2024	28,427	6,000	34,427
2025	28,846	6,000	34,846
2026	28,502	6,000	34,502
2027	29,207	6,000	35,207

Note 11 - Long-Term Debt

Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Revolving line of credit	$—	$140,000
Term loan, net of deferred debt issuance costs of $723 and $1,373 in 2022 and 2021, respectively	133,865	226,196
2.625% convertible notes, net of deferred debt issuance costs of $631 and $3,700 in 2022 and 2021, respectively, and unamortized discount of $23,404 in 2021	69,369	317,896
2.250% convertible notes, net of deferred debt issuance costs of $20,915 in 2022	779,085	—
Financing leases	380	564
Total debt	982,699	684,656
Less: Current portion	272	12,249
Total long-term debt	$982,427	$672,407

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During the three and six months ended June 30, 2022 we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. The $90.0 million prepayment was accounted for as an extinguishment and resulted in a write-off to other expense of unamortized debt issuance costs of $0.5 million. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at LIBOR (1.688% at June 30, 2022) plus an interest rate margin of 1.25% (2.938% at June 30, 2022). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin.

There were $134.6 million in borrowings outstanding on the term loan facility as of June 30, 2022. There were no borrowings outstanding under the revolving credit facility as of June 30, 2022. Our available borrowings on the revolving credit facility at June 30, 2022 were $582.8 million with approximately $2.2 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.625% Convertible Notes

On January 29, 2019, we issued $345.0 million in 2.625% convertible notes due in 2024 (the "2.625% Notes"). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The 2.625% Notes will mature on February 1, 2024, unless earlier repurchased or converted. The 2.625% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The 2.625% Notes may be converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of 2.625% Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the 2.625% Notes may convert the 2.625% Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of the 2.625% Notes will also have the right to convert the 2.625% Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of the net proceeds from the offering of the 2.625% Notes were used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. During the three and six months ended June 30, 2022, the Company recorded a loss on extinguishment of $103.1 million to other expense based on the fair value of the shares of the Company’s common stock issued in connection with the extinguishment. This loss was not deductible for tax purposes. We also recorded a write-off to other expense of unamortized debt issuance costs related to the 2.625% Notes of $2.9 million. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three and six months ended June 30, 2021, we recorded interest expense related to the amortization of debt discount on the 2.625% Notes of $2.5 million and $5.0 million, respectively, at the effective interest rate of 6.14%.  On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach as further described in Note 3. This ASU eliminated the equity component separately recorded for the conversion features associated with the convertible notes and related debt discount. For the three months ended June 30, 2022 and 2021, we have recorded interest expense on the 2.625% Notes of $1.7 million and $2.3 million, respectively, and for the six months ended June 30, 2022 and 2021 we have recorded interest expense on the 2.625% Notes of $3.9 million and $4.5 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the 2.625% Notes was approximately $84.6 million as of June 30, 2022 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.625% Notes in an over-the-counter market transaction on the last business day of the period.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million in 2.250% Notes. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our outstanding balance on our revolving line of credit, pay down of $90.0 million of our term loan and partially pay for the In2Bones Acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For both the three and six months ended June 30, 2022, we have recorded interest expense on the 2.250% Notes of $1.3 million at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $749.6 million as of June 30, 2022 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

Convertible Notes Hedge Transactions

In connection with the offering of the 2.625% and 2.250% Notes, we entered into convertible notes hedge transactions with a number of financial institutions (each, an “option counterparty”). The convertible notes hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the respective Notes, the number of shares of our common stock underlying the 2.625% and 2.250% Notes. Concurrent with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock.

In connection with the repurchase and extinguishment of $275.0 million principal amount of the 2.625% Notes, the Company entered into agreements with the option counterparties to terminate a corresponding portion of the hedges on the 2.625% Notes. The transactions had a net fair value due the Company on execution date of $22.2 million which was recorded as an adjustment to Paid-in Capital. The Company recorded a $5.5 million charge to other expense as a result of a subsequent decline in fair value between execution date and settlement date with the Company receiving net cash of $16.7 million. The termination of the convertible notes hedge resulted in the release of the related deferred tax asset. In connection with the issuance of 2.250% Notes, the Company purchased hedges for $187.6 million ($142.1 million net of tax) and received proceeds from the issuance of warrants totaling $72.0 million, recorded to paid-in capital.

The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible notes hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($114.92 for the 2.625% Notes and $251.53 for the 2.250% Notes) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 8, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at June 30, 2022 are as follows:

Remaining 2022	$—
2023	—
2024	70,000
2025	—
2026	134,588
2027	800,000
The above amounts exclude deferred debt issuance costs and financing leases.

Note 12 – Guarantees

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

Changes in the liability for standard warranties for the six months ended June 30, are as follows:

	2022	2021
Balance as of January 1,	$2,344	$1,826

Provision for warranties	113	864
Claims made	(369)	(440)

Balance as of June 30,	$2,088	$2,250

Costs associated with extended warranty repairs are recorded as incurred and amounted to $3.2 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively.

Note 13 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$269	$248	$538	$496

Interest cost on projected benefit obligation	537	451	1,074	902

Expected return on plan assets	(1,324)	(1,289)	(2,648)	(2,578)

Net amortization and deferral	648	832	1,296	1,664

Net periodic pension cost	$130	$242	$260	$484

We do not expect to make any pension contributions during 2022. Non-service pension cost/(benefit) was immaterial for the three and six months ended June 30, 2022 and 2021.

Note 14 – Acquisition and Other Expense

Acquisition and other expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Acquisition costs included in cost of sales	$349	$—	$349	$—

Acquisition costs	$2,600	$—	$2,600	$—
Legal matters	775	—	775	—
Restructuring and related costs	—	—	—	414
Acquisition and other costs included in selling and administrative expense	$3,375	$—	$3,375	$414

Convertible notes premium on extinguishment	$103,125	$—	$103,125	$—
Change in fair value of convertible notes hedges upon settlement	5,460	—	5,460	—
Loss on early extinguishment of debt	3,426	—	3,426	—
Debt related costs included in other expense	$112,011	$—	$112,011	$—

During the three and six months ended June 30, 2022 we recognized $0.3 million in costs for inventory step-up adjustments associated with the In2Bones Acquisition, as further described in Note 4.

During the three and six months ended June 30, 2022 we recognized $2.6 million in consulting and legal related fees associated with the acquisition of In2Bones, as further described in Note 4. These costs were included in selling and administrative expense.

During the three and six months ended June 30, 2022, we recognized $0.8 million in costs related to the settlement of litigation . These costs were included in selling and administrative expense.

During the six months ended June 30, 2021 we recorded a charge of $0.4 million related to the restructuring of our sales force which consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance. These costs were charged to selling and administrative expense.

During the three and six months ended June 30, 2022, we recorded expense of $103.1 million related to the conversion premium on the repurchase and extinguishment of $275.0 million of the 2.625% Notes, $5.5 million related to the settlement of the associated convertible notes hedge transactions and $3.4 million related to the write-off of deferred financing fees associated with the repurchase and extinguishment of $275.0 million of the 2.625% Notes and the pay down of $90.0 million on our term loan. These costs were recorded in other expense as further discussed in Note 11.

Note 15 — Business Segment
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Orthopedic surgery	$120,182	$107,893	$227,698	$215,058
General surgery	157,008	147,268	291,818	272,779
Consolidated net sales	$277,190	$255,161	$519,516	$487,837

Note 16 – Legal Proceedings

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice (the "Notice") seeking $12.7 million under a liquidated damages clause, which essentially represented the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier and recorded a charge to write off assets and released a previously accrued contingent consideration liability. In court filings the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial in the Delaware Chancery Court commenced on March 18, 2021, and testimony concluded on April 7, 2021. On June 30, 2022, the Court issued a ruling that CONMED had presented overwhelming evidence that it had not breached its obligations under the acquisition agreement, and that CONMED was entitled to judgement on all claims asserted against it. The Company had not recorded any expense related to potential damages in connection with this matter and expects to defend any appeal the former EndoDynamix shareholder representative may file. While the Company believes any potential appeal by the former EndoDynamix shareholder representative has a remote likelihood of prevailing given the fact-intensive nature of the Court's ruling, there can be no assurance that we will prevail in any appeal should one be filed.

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

Both actions are in their early stages. The Company's motion to dismiss in the Cobb County action was heard on January 10, 2022, and the Court issued a ruling on June 15, 2022 dismissing 44 of the 53 plaintiffs' claims as precluded by the exclusive workers' compensation remedy, as well as one claim from a non-employee plaintiff. As to the remaining claims that were not the subject of the motion to dismiss, CONMED believes it has strong defenses and will vigorously defend itself and all parties it is indemnifying. As with any litigation, there are risks, including the risk that CONMED may not prevail with respect to the defense of the underlying claims, or with respect to securing adequate insurance coverage for the indemnification claims. The Company is unable to estimate any range of possible loss at this time, and has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Orthopedic surgery	43%	42%	44%	44%
General surgery	57%	58%	56%	56%
Consolidated net sales	100%	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 83% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 46% and 45% of our consolidated net sales during the six months ended June 30, 2022 and 2021, respectively.

Business Environment

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.0 million in cash. We paid $143.0 million upon closing, with a $2.0 million purchase price adjustment holdback, pursuant to the merger agreement for the In2Bones Acquisition. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. We financed the purchase through a combination of the issuance of $800.0 million in 2.250% Notes due in 2027 as further described in Note 11 and cash on hand. Refer to Note 4 for further information on the business acquisition.

Our business has been and may continue to be impacted by the COVID-19 pandemic as variants of the virus, such as omicron, emerge and hospitals and surgery centers reduce the number of, or postpone, non-urgent surgical procedures in order to minimize the risk of infection and allow for proper staffing.  We believe we will continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients and customers. There remains uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business and we continue to see our customers and suppliers impacted in a variety of ways. The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continuously work with suppliers to mitigate these impacts; however, we expect these challenges to continue throughout 2022. This will likely impact our results of operations.

During the first half of 2022, the world experienced, and continues to experience, the impact of Russia's invasion of Ukraine. The Company has no direct operations in either Russia or Ukraine and our business is limited to selling to third party distributors. Total revenues associated with sales to third party distributors in these countries are not material to the consolidated financial results, and we have fully reserved the outstanding accounts receivable from distributors in these territories ($0.5 million as of June 30, 2022). We will continue to monitor and adjust our business strategy in this region as necessary. While the direct impact on the Company of Russia's invasion of Ukraine is limited, we are being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2021 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets, contingent consideration and our pension benefit obligation.

As described above and in Note 4, the In2Bones Acquisition involves potential payment of future consideration that is contingent upon the acquired business reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within operating expense in the consolidated condensed statements of comprehensive income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated condensed statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.2	44.6	44.6	44.7
Gross profit	54.8	55.4	55.4	55.3
Selling and administrative expense	41.8	40.9	42.1	41.6
Research and development expense	4.1	4.4	4.3	4.4
Income from operations	8.8	10.1	9.0	9.4
Interest expense	2.1	3.7	2.1	4.1
Other expense	40.4	—	21.6	—
Income (loss) before income taxes	(33.7)	6.4	(14.6)	5.3
Provision for income taxes	27.0	1.2	14.9	0.6
Net income (loss)	(60.7)%	5.2%	(29.5)%	4.7%

Net Sales

The following table presents net sales by product line for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
			% Change
	2022	2021	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$120.2	$107.9	11.4%	1.3%	12.7%
General surgery	157.0	147.3	6.6%	1.1%	7.7%
Net sales	$277.2	$255.2	8.6%	1.2%	9.8%

Single-use products	$230.3	$208.9	10.2%	1.1%	11.3%
Capital products	46.9	46.3	1.4%	1.3%	2.7%
Net sales	$277.2	$255.2	8.6%	1.2%	9.8%

	Six Months Ended
			% Change
	2022	2021	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$227.7	$215.0	5.9%	0.7%	6.6%
General surgery	291.8	272.8	7.0%	0.7%	7.7%
Net sales	$519.5	$487.8	6.5%	0.7%	7.2%

Single-use products	$431.8	$396.3	8.9%	0.7%	9.6%
Capital products	87.7	91.5	-4.1%	0.7%	-3.4%
Net sales	$519.5	$487.8	6.5%	0.7%	7.2%

Net sales increased 8.6% and 6.5% in the three and six months ended June 30, 2022, respectively, compared to the same period a year ago driven by increases in our product lines.

•Orthopedic surgery sales increased 11.4% and 5.9% in the three and six months ended June 30, 2022, respectively, primarily related to strength in capital sales and increased single-use sales as many parts of the world continued to open back up after long shutdowns and stay at home orders due to COVID-19.

•General surgery sales increased 6.6% and 7.0% in the three and six months ended June 30, 2022, respectively, primarily driven by the continued growth in our AirSeal and other advanced surgical product offerings as well as advanced endoscopic technologies products.

Cost of Sales

Cost of sales increased to $125.4 million in the three months ended June 30, 2022 as compared to $113.7 million in the three months ended June 30, 2021 and increased to $231.7 million in the six months ended June 30, 2022 as compared to $218.0 million in the six months ended June 30, 2021. Gross profit margins decreased 60 basis points to 54.8% in the three months ended June 30, 2022 as compared to 55.4% in the three months ended June 30, 2021 as unfavorable production variances were recognized. These variances resulted from cost increases and inflation in raw materials, freight and other costs of production. Gross profit margins increased 10 basis points to 55.4% in the six months ended June 30, 2022 as compared to 55.3% in the six months ended June 30, 2021.

We experienced unfavorable production variances of approximately $10.0 million in the three months ended June 30, 2022 as a result of cost increases and inflation in raw materials, freight and other costs of production which we have deferred to inventory and expect to recognize as cost of sales as the underlying inventory is sold. These unfavorable production variances will cause gross margins to decrease in the periods in which they are recognized.

Selling and Administrative Expense

Selling and administrative expense increased to $115.8 million in the three months ended June 30, 2022 as compared to $104.4 million in the three months ended June 30, 2021 and increased to $218.7 million in the six months ended June 30, 2022 as compared to $202.7 million in the six months ended June 30, 2021. Selling and administrative expense as a percentage of net sales increased to 41.8% in the three months ended June 30, 2022 as compared to 40.9% in the three months ended June 30, 2021 and increased to 42.1% in the six months ended June 30, 2022 as compared to 41.6% in the six months ended June 30, 2021.

The increase in selling and administrative expense as a percentage of net sales for the three and six months ended June 30, 2022 was primarily driven by the $2.6 million in consulting fees and legal costs associated with the acquisition of In2Bones as further described in Note 4 and Note 14 and the $0.8 million in legal fees related to the settlement of litigation as further described in Note 14.

Research and Development Expense

Research and development expense increased to $11.5 million in the three months ended June 30, 2022 as compared to $11.3 million in the three months ended June 30, 2021 and increased to $22.2 million in the six months ended June 30, 2022 as compared to $21.3 million in the six months ended June 30, 2021. As a percentage of net sales, research and development expense decreased 30 basis points to 4.1% in the three months ended June 30, 2022 as compared to 4.4% in the three months ended June 30, 2021 and decreased 10 basis points to 4.3% in the six months ended June 30, 2022 as compared to 4.4% in the six months ended June 30, 2021. The lower spend as a percentage of sales for the three and six months ended June 30, 2022 was driven by higher sales during the period.

Interest Expense

Interest expense decreased to $5.9 million in the three months ended June 30, 2022 from $9.4 million in the three months ended June 30, 2021 and decreased to $10.9 million in the six months ended June 30, 2022 from $19.8 million in the six months ended June 30, 2021. The weighted average interest rates on our borrowings decreased to 2.37% in the three months ended June 30, 2022 as compared to 2.97% in the three months ended June 30, 2021. The weighted average interest rates on our borrowings decreased to 2.30% in the six months ended June 30, 2022 as compared to 3.17% in the six months ended June 30, 2021. The decrease in interest expense is primarily due to decreases in our term loan and revolving credit facility borrowings; decreases in our weighted average interest rates compared to the same periods a year ago as a result of the seventh amended and restated senior credit agreement; and the three and six months ended June 30, 2021 including $2.5 million and $5.0 million, respectively, in interest expense related to the amortization of debt discount that is no longer applicable in 2022 as a result of the adoption of ASU 2020-06, as further described in Note 3.

Other Expense

During the three and six months ended June 30, 2022, we recorded expense of $103.1 million related to the conversion premium on the repurchase and extinguishment of 2.625% Notes; $5.5 million related to the settlement of the associated convertible notes hedge transactions and $3.4 million related to the write-off of deferred financing fees associated with the repurchase of $275.0 million of the 2.625% Notes and the pay down of $90.0 million on our term loan as further described in Note 11.

Provision for Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate applied to its year-to-date earnings, and also adjusting for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

Income tax expense has been recorded at an effective tax rate of (80.0)% for the three months ended June 30, 2022 compared to an income tax expense at an effective tax rate of 18.4% for the three months ended June 30, 2021. Income tax expense has been recorded at an effective rate of (101.6)% for the six months ended June 30, 2022 as compared to 11.0% for the six months ended June 30, 2021. The lower effective tax rates for the three and six months ended June 30, 2022 as compared to the same periods in the prior year were primarily due to the pretax loss that was generated by the premium on extinguishment of a portion of the 2.625% Notes and the change in fair value of convertible notes hedges upon settlement as these items were not deductible for tax. The three months ended June 30, 2022 included no discrete income tax benefit, while the three months ended June 30, 2021 included discrete income tax benefit from stock option exercises which decreased the effective tax rate by 9.8%. The six months ended June 30, 2022 included discrete income tax benefit from stock option exercises which increased the effective rate by 2.2% as compared to the tax benefit from stock option exercises which reduced the effective tax rate by 15.1% for the six months ended June 30, 2021. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under Note 8 to the consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity needs arise primarily from capital investments, working capital requirements and payments on indebtedness under the seventh amended and restated senior credit agreement. We have historically met these liquidity requirements with funds generated from operations and borrowings under our revolving credit facility. In addition, we have historically used term borrowings, including borrowings under the seventh amended and restated senior credit agreement to finance our acquisitions. We also have the ability to raise funds through the sale of stock or we may issue debt through a private placement or public offering.

Operating cash flows

Our net working capital position was $376.1 million at June 30, 2022.  Net cash provided by operating activities was $19.1 million and $56.6 million in the six months ended June 30, 2022 and 2021, respectively, generated on net income (loss) of $(153.3) million and $23.2 million for the six months ended June 30, 2022 and 2021, respectively. The change in cash provided by operating activities in 2022 as compared to 2021 was mainly driven by:

•A decrease in cash flows from accounts receivable based on the timing of sales and cash receipts;
•A decrease in cash flows from inventory as we increased inventory levels to mitigate supply chain challenges;
•A decrease in cash flows from higher incentive compensation payments; and
•An increase in cash flows from higher accounts payable during the period due to the timing of payments.

Investing cash flows

Net cash used in investing activities in the six months ended June 30, 2022 increased $145.9 million from the same period a year ago primarily due to the $142.6 million payment for the In2Bones acquisition. In addition, capital expenditures were higher at $9.4 million in the six months ended June 30, 2022 compared to $6.1 million in the same period a year ago.

Financing cash flows

Net cash provided by financing activities in the six months ended June 30, 2022 was $166.6 million compared to net cash used in financing activities of $31.0 million during 2021. Below is a summary of the significant financing activities impacting the change during the six months ended June 30, 2022 compared to 2021:

•We received proceeds of $800.0 million in 2.250% Notes as further described in Note 11.

•We paid $275.0 million in aggregate principal on the repurchase and extinguishment of the 2.625% Notes as further described in Note 11.
•We had net payments on our revolving line of credit of $140.0 million, compared to $22.0 million during the six months ended June 30, 2021 as we used proceeds from our 2.250% Notes to pay off our outstanding balance.
•We had net payments on our term loan of $93.0 million compared to $8.3 million during the six months ended June 30, 2021 as we prepaid $90.0 million with proceeds from the 2.250% Notes.
•We paid $187.6 million to purchase hedges related to our 2.250% Notes. Partially offsetting this, were proceeds of $72.0 million from the issuance of warrants as further described in Note 11.
•We paid $69.5 million to settle warrants related to the 2.625% Notes and received $86.2 million to settle the hedges related to the 2.625% Notes as further described in Note 11.
•We paid $21.2 million in debt issuance costs related to the 2.250% Notes.

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

The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. As noted above, there also remains uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business and we continue to see our customers and suppliers impacted by staffing shortages. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year-ended December 31, 2021, for further discussion.

There were $134.6 million in borrowings outstanding on the term loan facility as of June 30, 2022. There were no borrowings outstanding under the revolving credit facility as of June 30, 2022. Our available borrowings on the revolving credit facility at June 30, 2022 were $582.8 million with approximately $2.2 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of June 30, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock at an exchange premium cost of $103.1 million. At such time, we also settled related hedges and warrants as noted above and further described in Note 11. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of the remaining 2.625% Notes in cash.

On June 6, 2022, we issued $800.0 million in 2.250% Notes and irrevocably elected to settlement the principal value in cash. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our outstanding balance on our revolving line of credit, pay down $90.0 million of our term loan and partially pay for our In2Bones Acquisition. At the time of this issuance, we entered into convertible note hedge transactions with a number of financial institutions for the number of shares of our common stock underlying the Notes. Concurrently with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock. Refer to Note 11 for further details.

See Note 11 for further information on our financing agreements and outside debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through June 30, 2022, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2022. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New accounting pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the six months ended June 30, 2022.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021 and to Note 16 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	Supplemental Indenture, dated June 30, 2022, by and between CONMED Corporation and U.S. Bank Trust Company, National Association, as trustee.

31.1	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Todd W. Garner pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page - Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated below.

CONMED CORPORATION

By: /s/ Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

Date:
July 28, 2022