Form 10-Q
period 2022-09-30
CONMED Corp
filed 2022-10-27
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2022	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of October 24, 2022 is 30,482,412 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$275,088	$248,827	$794,605	$736,665

Cost of sales	123,473	106,521	355,222	324,485

Gross profit	151,615	142,306	439,383	412,180

Selling and administrative expense	114,600	104,736	333,302	307,476

Research and development expense	12,767	10,859	34,932	32,203

Operating expenses	127,367	115,595	368,234	339,679

Income from operations	24,248	26,711	71,149	72,501

Interest expense	8,536	8,145	19,462	27,917

Other expense	—	1,127	112,011	1,127

Income (loss) before income taxes	15,712	17,439	(60,324)	43,457

Provision (benefit) for income taxes	(30,438)	2,491	46,842	5,359

Net income (loss)	$46,150	$14,948	$(107,166)	$38,098

Comprehensive income (loss)	$43,125	$13,756	$(113,096)	$42,242

Per share data:

Net income (loss)
Basic	$1.51	$0.51	$(3.59)	$1.31
Diluted	1.48	0.47	(3.59)	1.19

Weighted average common shares
Basic	30,473	29,179	29,892	29,097
Diluted	31,103	32,143	29,892	32,020

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$33,354	$20,847
Accounts receivable, net	197,287	183,882
Inventories	304,813	231,644
Prepaid expenses and other current assets	38,789	23,750
Total current assets	574,243	460,123
Property, plant and equipment, net	113,720	108,863
Goodwill	814,260	617,528
Other intangible assets, net	689,453	471,049
Other assets	100,368	108,454
Total assets	$2,292,044	$1,766,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$237	$12,249
Accounts payable	74,228	58,197
Accrued compensation and benefits	54,095	60,488
Other current liabilities	80,019	65,712
Total current liabilities	208,579	196,646

Long-term debt	1,036,438	672,407
Deferred income taxes	112,578	68,537
Other long-term liabilities	218,112	42,992
Total liabilities	1,575,707	980,582

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2022 and 2021, respectively	313	313
Paid-in capital	407,095	396,771
Retained earnings	392,144	496,605
Accumulated other comprehensive loss	(60,133)	(54,203)
Less: 822,438 and 1,925,893 shares of common stock in treasury, at cost, in 2022 and 2021, respectively	(23,082)	(54,051)
Total shareholders’ equity	716,337	785,435
Total liabilities and shareholders’ equity	$2,292,044	$1,766,017

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			2,232			4,020	6,252
Stock-based compensation			4,463				4,463
Dividends on common stock ($0.20 per share)				(5,899)			(5,899)
Comprehensive income (loss):
Cash flow hedging gain, net					1,082
Pension liability, net					521
Foreign currency translation adjustments					(163)
Net income				14,975
Total comprehensive income							16,415
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at March 31, 2022	31,299	$313	$365,555	$526,472	$(52,763)	$(50,031)	$789,546
Common stock issued under employee plans			611			633	1,244
Stock-based compensation			5,755				5,755
Dividends on common stock ($0.20 per share)				(6,092)			(6,092)
Shares issued for the settlement of convertible notes			(25,890)			25,890	—
Convertible note premium on extinguishment			103,125				103,125
Settlement of convertible notes hedge transactions			118,912				118,912
Settlement of warrants			(96,758)				(96,758)
Issuance of convertible notes hedge transactions, net of tax			(142,128)				(142,128)
Issuance of warrants			72,000				72,000
Comprehensive income (loss):
Cash flow hedging gain, net					4,662
Pension liability, net					490
Foreign currency translation adjustments					(9,497)
Net loss				(168,291)
Total comprehensive loss							(172,636)
Balance at June 30, 2022	31,299	$313	$401,182	$352,089	$(57,108)	$(23,508)	$672,968
Common stock issued under employee plans			159			426	585
Stock-based compensation			5,754				5,754
Dividends on common stock ($0.20 per share)				(6,095)			(6,095)
Comprehensive income (loss):
Cash flow hedging gain, net					4,833
Pension liability, net					490
Foreign currency translation adjustments					(8,348)
Net income				46,150
Total comprehensive income							43,125
Balance at September 30, 2022	31,299	$313	$407,095	$392,144	$(60,133)	$(23,082)	$716,337

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

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(107,166)	$38,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,028	12,519
Amortization of debt discount	—	7,611
Amortization of deferred debt issuance costs	3,404	2,946
Amortization	39,754	40,747
Stock-based compensation	15,972	12,003
Deferred income taxes	38,442	(1,311)
Loss on early extinguishment of debt	3,426	899
Loss on convertible notes conversion premium	103,125	—
Loss on convertible notes hedge transactions settlement	5,460	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(16,092)	9,890
Inventories	(52,126)	(34,679)
Accounts payable	14,475	(6,223)
Accrued compensation and benefits	(8,261)	5,030
Other assets	(11,710)	(15,915)
Other liabilities	4,232	6,370
Net cash provided by operating activities	44,963	77,985

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,109)	(11,678)
Payments related to business acquisition, net of cash acquired	(227,102)	—
Net cash used in investing activities	(243,211)	(11,678)

Cash flows from financing activities:
Payments on term loan	(92,981)	(63,673)
Proceeds from term loan	—	52,411
Payments on revolving line of credit	(404,000)	(272,753)
Proceeds from revolving line of credit	317,000	236,753
Payments to redeem convertible notes	(275,000)	—
Proceeds from issuance of convertible notes	800,000	—
Payments related to debt issuance costs	(21,830)	(2,000)
Dividends paid on common stock	(17,865)	(17,418)
Purchases of convertible notes hedge transactions	(187,600)	—
Proceeds from issuance of warrants	72,000	—
Proceeds from settlement of convertible notes hedge transactions	86,228	—
Payment for settlement of warrants	(69,534)	—
Other, net	7,067	5,921
Net cash provided by (used in) financing activities	213,485	(60,759)

Effect of exchange rate changes on cash and cash equivalents	(2,730)	(1,393)

Net increase in cash and cash equivalents	12,507	4,155

Cash and cash equivalents at beginning of period	20,847	27,356

Cash and cash equivalents at end of period	$33,354	$31,511

Non-cash investing and financing activities:
Contingent consideration	$183,914	$—
Dividends payable	$6,095	$5,837
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of October 27, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The adoption of this new guidance reduced interest expense related to amortization of debt discount on the 2.625% Notes by approximately $2.6 million during the three months ended March 31, 2022. Additionally, the dilutive share count increased by approximately 2.5 million shares as a result of calculating the impact of dilution from the 2.625% Notes using the if-converted method. During the nine months ended September 30, 2022, the Company repurchased and extinguished $275.0 million principal value of the 2.625% Notes as further discussed in Note 11. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, pursuant to which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. As a result, in periods in which the Company has net income, only the conversion premium will affect the dilutive share count. During the three months ended September 30, 2022, our average share price exceeded the conversion price of the 2.625% Notes and we included such shares assumed to be issued if the Notes were converted in our diluted share count. Refer to Note 9 for further details. As the Company was in a net loss position for the nine months ended September 30, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding for the nine months ended September 30, 2022.

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. The Company has not adopted this ASU as of September 30, 2022. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements, however will continue to monitor our transition away from LIBOR and the potential to elect to apply this guidance in our consolidated financial statements in the event that we are impacted by reference rate reform.

Note 4 - Business Combinations

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.2 million in cash. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. In2Bones is a global developer, manufacturer and distributor of medical devices for the treatment of disorders and injuries of the upper (hand, wrist and elbow) and lower (foot and ankle) extremities. The In2Bones Acquisition was funded through a combination of cash on hand and long-term borrowings as further described in Note 11.

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.9 million in cash. We paid $83.1 million upon closing, with a $2.8 million purchase price adjustment holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. Biorez is a medical device start-up focused on advancing the healing of soft tissue using its proprietary BioBrace® implant technology. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the In2Bones and Biorez Acquisitions that were accounted for as business combinations. The assessment of fair value is based on preliminary valuations and estimates that were available to management at the time the consolidated condensed financial statements were prepared. Accordingly, the allocation of purchase price is preliminary and therefore subject to adjustment during the measurement adjustment period.

	In2Bones	Biorez

Cash	$445	$742
Accounts receivable, net	5,036	318
Inventories	24,247	61
Prepaid expenses and other current assets	403	118
Current assets	30,131	1,239
Goodwill	139,816	59,176
Developed technology	37,300	176,300
Distributor relationships	27,600	—
Trademarks and tradenames	—	1,600
Other long-term assets	2,875	112
Total assets acquired	$237,722	$238,427

Current liabilities assumed	5,972	1,441
Deferred income taxes	16,699	36,621
Contingent consideration	69,402	114,512
Other long-term liabilities	466	—
Total liabilities assumed	$92,539	$152,574
Net assets acquired	$145,183	$85,853

The goodwill recorded as part of the In2Bones Acquisition primarily represents revenue synergies, the related cost to enter into this new product offering and the In2Bones assembled workforce. Goodwill is not deductible for tax purposes. In2Bones distributor relationships and developed technology are each being amortized over a weighted average life of 15 years.

The goodwill recorded as part of the Biorez Acquisition primarily represents revenue synergies, the related cost to enter into this new product offering and the Biorez assembled workforce. Goodwill is not deductible for tax purposes. Biorez developed technology and trademarks and tradenames are each being amortized over a weighted average life of 20 years.

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

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	5.67%	10.34%
Revenue volatility	12.75%	18.87%
Projected year of payment	2023-2026	2023-2026

We recorded $10.0 million in net sales for In2Bones products during the third quarter and a total of $12.1 million in net sales since the date of acquisition, June 13, 2022. The net sales were recorded in the consolidated condensed statements of comprehensive income (loss) for the three and nine months ended September 30, 2022, respectively. Earnings recorded in the consolidated condensed statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 were not material. We also believe the proforma information is immaterial for disclosure for the three and nine months ended September 30, 2022 and 2021.

Net sales and earnings for Biorez were immaterial to both the three and nine months ended September 30, 2022. We also believe the proforma information is immaterial for disclosure for the three and nine months ended September 30, 2022 and 2021.

Note 5 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$45,688	$110,033	$155,721	$37,957	$98,444	$136,401
Europe, Middle East & Africa	26,914	20,300	47,214	24,155	19,905	44,060
Asia Pacific	28,242	17,223	45,465	27,517	16,113	43,630
Americas (excluding the United States)	17,774	8,914	26,688	16,122	8,614	24,736
Total sales from contracts with customers	$118,618	$156,470	$275,088	$105,751	$143,076	$248,827

Timing of Revenue Recognition
Goods transferred at a point in time	$108,875	$154,856	$263,731	$96,389	$141,798	$238,187
Services transferred over time	9,743	1,614	11,357	9,362	1,278	10,640
Total sales from contracts with customers	$118,618	$156,470	$275,088	$105,751	$143,076	$248,827

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$124,097	$312,034	$436,131	$115,864	$288,069	$403,933
Europe, Middle East & Africa	88,955	63,093	152,048	77,327	58,594	135,921
Asia Pacific	79,333	46,379	125,712	80,403	44,911	125,314
Americas (excluding the United States)	53,932	26,782	80,714	47,215	24,282	71,497
Total sales from contracts with customers	$346,317	$448,288	$794,605	$320,809	$415,856	$736,665

Timing of Revenue Recognition
Goods transferred at a point in time	$317,140	$443,629	$760,769	$291,728	$412,298	$704,026
Services transferred over time	29,177	4,659	33,836	29,081	3,558	32,639
Total sales from contracts with customers	$346,317	$448,288	$794,605	$320,809	$415,856	$736,665

Contract liability balances related to the sale of extended warranties to customers are as follows:

	September 30, 2022	December 31, 2021

Contract liability	$17,551	$16,760

Revenue recognized during the nine months ended September 30, 2022 and September 30, 2021 from amounts included in contract liabilities at the beginning of the period were $9.5 million and $8.4 million, respectively. There were no material contract assets as of September 30, 2022 and December 31, 2021.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$46,150	$14,948	$(107,166)	$38,098

Other comprehensive income (loss):
Cash flow hedging gain, net of income tax (income tax expense of $1,546 and $929 for the three months ended September 30, 2022 and 2021, respectively, and $3,384 and $2,568 for the nine months ended September 30, 2022 and 2021, respectively)	4,833	2,917	10,577	8,064
Pension liability, net of income tax (income tax expense of $157 and $201 for the three months ended September 30, 2022 and 2021, respectively, and $439 and $603 for the nine months ended September 30, 2022 and 2021, respectively)	490	631	1,502	1,893
Foreign currency translation adjustment	(8,348)	(4,740)	(18,009)	(5,813)

Comprehensive income (loss)	$43,125	$13,756	$(113,096)	$42,242

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	18,711	—	(18,009)	702
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(10,736)	1,941	—	(8,795)
Income tax	2,602	(439)	—	2,163

Net current-period other comprehensive income (loss)	10,577	1,502	(18,009)	(5,930)

Balance, September 30, 2022	$14,233	$(28,169)	$(46,197)	$(60,133)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	5,141	—	(5,813)	(672)
Amounts reclassified from accumulated other comprehensive income before tax[a]	3,854	2,496	—	6,350
Income tax	(931)	(603)	—	(1,534)

Net current-period other comprehensive income (loss)	8,064	1,893	(5,813)	4,144

Balance, September 30, 2021	$2,119	$(34,727)	$(26,929)	$(59,537)
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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	September 30, 2022	December 31, 2021
Forward exchange contracts	Cash flow hedge	$196,749	$172,894
Forward exchange contracts	Non-designated	37,057	38,897

The remaining time to maturity as of September 30, 2022 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings (loss) on our consolidated condensed statements of comprehensive income (loss) and our consolidated condensed balance sheets:

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2022	2021	Location of amount reclassified	2022	2021	2022	2021

Foreign exchange contracts	$11,695	$3,188	Net Sales	$275,088	$248,827	$5,090	$(1,077)
			Cost of Sales	123,473	106,521	225	419
Pre-tax gain (loss)	$11,695	$3,188				$5,315	$(658)
Tax expense (benefit)	2,835	770				1,288	(159)
Net gain (loss)	$8,860	$2,418				$4,027	$(499)

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income (Loss)			Amount of Gain (Loss) Reclassified from AOCI
	Nine Months Ended September 30,
				Total Amount of Line Item Presented
Derivative Instrument	2022	2021	Location of amount reclassified	2022	2021	2022	2021

Foreign exchange contracts	$24,698	$6,778	Net Sales	$794,605	$736,665	$10,237	$(4,948)
			Cost of Sales	355,222	324,485	499	1,094
Pre-tax gain (loss)	$24,698	$6,778				$10,736	$(3,854)
Tax expense (benefit)	5,987	1,637				2,602	(931)
Net gain (loss)	$18,711	$5,141				$8,134	$(2,923)

At September 30, 2022, $11.9 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income (loss) were:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income (Loss)	2022	2021	2022	2021

Net gain (loss) on currency forward contracts	Selling and administrative expense	$892	$(48)	$1,088	$(398)
Net loss on currency transaction exposures	Selling and administrative expense	$(1,110)	$(441)	$(2,874)	$(1,320)

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at September 30, 2022 and December 31, 2021:

September 30, 2022	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$15,922	$(172)	$15,750
Foreign exchange contracts	Other long-term assets	3,097	(59)	3,038
		$19,019	$(231)	$18,788

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	53	(124)	(71)

Total derivatives		$19,072	$(355)	$18,717

December 31, 2021	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5,331	$(430)	$4,901
Foreign exchange contracts	Other long-term liabilities	82	(161)	(79)
		$5,413	$(591)	$4,822

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	38	(180)	(142)

Total derivatives		$5,451	$(771)	$4,680

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2022 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.  The Company values contingent consideration using Level 3 inputs. These include pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input that is unobservable.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 8 - Inventories

Inventories consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$111,431	$83,386
Work-in-process	26,967	17,449
Finished goods	166,415	130,809
Total	$304,813	$231,644

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares. As the Company was in a net loss position for the nine months ended September 30, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding for the nine months ended September 30, 2022.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income	$46,150	—	$46,150	$14,948	—	$14,948

Weighted average shares outstanding	30,473	—	30,473	29,179	—	29,179

Employee stock compensation	—	585	585	—	1,252	1,252

Warrants	—	—	—	—	468	468

Convertible notes	—	45	45	—	1,244	1,244

	30,473	630	31,103	29,179	2,964	32,143

EPS	$1.51		$1.48	$0.51		$0.47

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income (loss)	$(107,166)	—	$(107,166)	$38,098	—	$38,098

Weighted average shares outstanding	29,892	—	29,892	29,097	—	29,097

Employee stock compensation	—	—	—	—	1,283	1,283

Warrants	—	—	—	—	427	427

Convertible notes	—	—	—	—	1,213	1,213

	29,892	—	29,892	29,097	2,923	32,020

EPS	$(3.59)		$(3.59)	$1.31		$1.19

The shares used in the calculation of diluted EPS exclude employee stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 2.0 million for the three months ended September 30, 2022 and 0.7 million and 0.5 million for the three and nine months ended September 30, 2021, respectively. As the Company was in a net loss position for the nine months ended September 30, 2022, there were no anti-dilutive shares.

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

Note 10 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

Balance as of December 31, 2021	$617,528

Goodwill resulting from business acquisitions	198,992

Foreign currency translation	(2,260)

Balance as of September 30, 2022	$814,260
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  During the nine months ended September 30, 2022, the Company acquired In2Bones Global, Inc. and Biorez, Inc. as further described in Note 4. Goodwill resulting from the In2Bones Acquisition amounted to $139.8 million and acquired intangible assets including distributor relationships and developed technology amounted to $64.9 million. Goodwill resulting from the Biorez Acquisition amounted to $59.2 million and acquired intangible assets including developed technology and trademarks and tradenames amounted to $177.9 million.

Other intangible assets consist of the following:

	September 30, 2022			December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	21

Customer and distributor relationships	24	$369,643	$(166,190)	$342,452	$(152,934)

Sales representation, marketing and promotional rights	25	149,376	(64,500)	149,376	(60,000)

Developed technology	18	320,204	(32,368)	106,604	(26,495)

Patents and other intangible assets	15	78,808	(52,064)	76,392	(50,890)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,004,575	$(315,122)	$761,368	$(290,319)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.7 million and $8.3 million for the three months ended September 30, 2022 and 2021, respectively, and $24.9 million in both the nine months ended September 30, 2022 and 2021 and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income (loss).

The estimated intangible asset amortization expense remaining for the year ending December 31, 2022 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2022	$7,487	$1,500	$8,987
2023	29,263	6,000	35,263
2024	28,947	6,000	34,947
2025	29,423	6,000	35,423
2026	29,196	6,000	35,196
2027	30,235	6,000	36,235

Note 11 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
Revolving line of credit	$53,000	$140,000
Term loan, net of deferred debt issuance costs of $781 and $1,373 in 2022 and 2021, respectively	133,807	226,196
2.625% convertible notes, net of deferred debt issuance costs of $531 and $3,700 in 2022 and 2021, respectively, and unamortized discount of $23,404 in 2021	69,469	317,896
2.250% convertible notes, net of deferred debt issuance costs of $19,898 in 2022	780,102	—
Financing leases	297	564
Total debt	1,036,675	684,656
Less: Current portion	237	12,249
Total long-term debt	$1,036,438	$672,407

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During the nine months ended September 30, 2022 we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. The $90.0 million prepayment was accounted for as an extinguishment and resulted in a write-off to other expense of unamortized debt issuance costs of $0.5 million. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at LIBOR (3.125% at September 30, 2022) plus an interest rate margin of 1.125% (4.250% at September 30, 2022). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted LIBOR plus 1.00%, plus, in each case, an interest rate margin.

There were $134.6 million in borrowings outstanding on the term loan facility as of September 30, 2022. There were $53.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2022. Our available borrowings on the revolving credit facility at September 30, 2022 were $530.2 million with approximately $1.8 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. During the nine months ended September 30, 2022, the Company recorded a loss on extinguishment of $103.1 million to other expense based on the fair value of the shares of the Company’s common stock issued in connection with the extinguishment. This loss was not deductible for tax purposes. We also recorded a write-off to other expense of unamortized debt issuance costs related to the 2.625% Notes of $2.9 million. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of Notes issued, or $39.1 million after taxes, being attributable to equity.  For the three and nine months ended September 30, 2021, we recorded interest expense related to the amortization of debt discount on the 2.625% Notes of $2.6 million and $7.6 million, respectively, at the effective interest rate of 6.14%.  On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach as further described in Note 3. This ASU eliminated the equity component separately recorded for the conversion features associated with the convertible notes and related debt discount. For the three months ended September 30, 2022 and 2021, we have recorded interest expense on the 2.625% Notes of $0.5 million and $2.3 million, respectively, and for the nine months ended September 30, 2022 and 2021 we have recorded interest expense on the 2.625% Notes of $4.4 million and $6.8 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the 2.625% Notes was approximately $77.1 million as of September 30, 2022 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.625% Notes in an over-the-counter market transaction on the last business day of the period.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million in 2.250% Notes. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our then outstanding balance on our revolving line of credit, pay down of $90.0 million of our term loan and partially pay for the In2Bones Acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For the three and nine months ended September 30, 2022, we have recorded interest expense on the 2.250% Notes of $4.5 million and $5.8 million, respectively, at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $690.3 million as of September 30, 2022 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

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

The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible notes hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($114.92 for the 2.625% Notes and $251.53 for the 2.250% Notes) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 9, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at September 30, 2022 are as follows:

Remaining 2022	$—
2023	—
2024	70,000
2025	—
2026	187,588
2027	800,000
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

Changes in the liability for standard warranties for the nine months ended September 30, are as follows:

	2022	2021
Balance as of January 1,	$2,344	$1,826

Provision for warranties	297	1,235
Claims made	(624)	(683)

Balance as of September 30,	$2,017	$2,378

Costs associated with extended warranty repairs are recorded as incurred and amounted to $4.6 million and $5.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 13 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$269	$248	$807	$744

Interest cost on projected benefit obligation	537	451	1,611	1,353

Expected return on plan assets	(1,324)	(1,289)	(3,972)	(3,867)

Net amortization and deferral	647	832	1,941	2,496

Net periodic pension cost	$129	$242	$387	$726

We do not expect to make any pension contributions during 2022. Non-service pension cost/(benefit) was immaterial for the three and nine months ended September 30, 2022 and 2021.

Note 14 – Acquisition and Other Expense

Acquisition and other expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Acquisition costs included in cost of sales	$2,096	$—	$2,445	$—

Acquisition costs	$3,706	$—	$6,306	$—
Legal matters	—	—	775	—
Restructuring and related costs	—	—	—	414
Acquisition and other costs included in selling and administrative expense	$3,706	$—	$7,081	$414

Convertible notes premium on extinguishment	$—	$—	$103,125	$—
Change in fair value of convertible notes hedges upon settlement	—	—	5,460	—
Loss on early extinguishment of debt	—	1,127	3,426	1,127
Debt related costs included in other expense	$—	$1,127	$112,011	$1,127

During the three and nine months ended September 30, 2022 we recognized $2.1 million and $2.4 million, respectively, in costs for inventory step-up adjustments associated with the In2Bones Acquisition, as further described in Note 4.

During the three and nine months ended September 30, 2022 we recognized $3.7 million and $6.3 million, respectively, in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez, as further described in Note 4. These costs were included in selling and administrative expense.

During the nine months ended September 30, 2022, we recognized $0.8 million in costs related to the settlement of litigation. These costs were included in selling and administrative expense.

During the nine months ended September 30, 2021 we recorded a charge of $0.4 million related to the restructuring of our sales force which consisted primarily of termination payments to Orthopedic distributors made in exchange for ongoing assistance to transition to employee-based sales representatives and severance. These costs were charged to selling and administrative expense.

During the nine months ended September 30, 2022, we recorded expense of $103.1 million related to the conversion premium on the repurchase and extinguishment of $275.0 million of the 2.625% Notes, $5.5 million related to the settlement of the associated convertible notes hedge transactions and $3.4 million related to the write-off of deferred financing fees associated with the repurchase and extinguishment of $275.0 million of the 2.625% Notes and the pay down of $90.0 million on our term loan. These costs were recorded in other expense as further discussed in Note 11.

During the three and nine months ended ended September 30, 2021, we recorded $1.1 million related to a loss on early extinguishment and third party fees associated with the seventh amended and restated senior credit agreement. These costs were included in other expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Orthopedic surgery	$118,618	$105,751	$346,317	$320,809
General surgery	156,470	143,076	448,288	415,856
Consolidated net sales	$275,088	$248,827	$794,605	$736,665

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

In 2014, the Company acquired EndoDynamix, Inc. The agreement governing the terms of the acquisition provides that, if various conditions are met, certain contingent payments relating to the first commercial sale of the products (the milestone payment), as well as royalties based on sales (the revenue based payments), are due to the seller. In 2016, we notified the seller that there was a need to redesign the product, and that, as a consequence, the first commercial sale had been delayed. Consequently, the payment of contingent milestone and revenue-based payments were delayed. On January 18, 2017, the seller provided notice (the "Notice") seeking $12.7 million under a liquidated damages clause, which essentially represented the seller's view as to the sum of the projected contingent milestone and revenue-based payments on an accelerated basis. CONMED responded to the Notice denying that there was any basis for acceleration of the payments due under the acquisition agreement. On February 22, 2017, the representative of the former shareholders of EndoDynamix filed a complaint in Delaware Chancery Court claiming breach of contract with respect to the duty to commercialize the product and seeking the contingent payments on an accelerated basis. In the third quarter of 2018, the Company decided to halt the development of the EndoDynamix clip applier and recorded a charge to write off assets and released a previously accrued contingent consideration liability. In court filings the Plaintiffs claim to seek liquidated damages, as well as additional damages up to $24.8 million. A non-jury trial in the Delaware Chancery Court commenced on March 18, 2021, and testimony concluded on April 7, 2021. On June 30, 2022, the Court issued a ruling that CONMED had presented overwhelming evidence that it had not breached its obligations under the acquisition agreement, and that CONMED was entitled to judgement on all claims asserted against it. The Company had not recorded any expense related to potential damages in connection with this matter and the period within which the former shareholders of EndoDynamix could have appealed expired without any appeal being filed.

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

CONMED has submitted the foregoing claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED is currently litigating two lawsuits in the United States District

Court for the Northern District of New York with Federal Insurance Company (“Chubb”): one involving CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action, and the other concerning CONMED’s claim for coverage for the indemnification claims arising from the Douglas County Action. On March 10, 2022, the Court ruled in favor of CONMED with respect to coverage for the indemnification claims arising from the Cobb County Action. Chubb's motion for reconsideration was denied, and Chubb filed a notice of appeal. On August 9, 2022, CONMED won a similar ruling finding in its favor and against Chubb as to the coverage case concerning the Douglas County Action. Chubb has appealed that decision as well. CONMED believes its position is well-grounded in the facts and the law, but there can be no assurance that CONMED will prevail in either of the two coverage cases.

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

A significant amount of our products are used in surgical procedures with approximately 83% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 45% of our consolidated net sales during both the nine months ended September 30, 2022 and 2021.

Business Environment

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.2 million in cash. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. We financed the purchase through a combination of the issuance of $800.0 million in 2.250% Notes due in 2027 as further described in Note 11 and cash on hand.

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.9 million in cash. We paid $83.1 million upon closing, with a $2.8 million purchase price adjustment holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings.

Refer to Note 4 for further information on the business acquisitions.

Our business has been and may continue to be impacted by the COVID-19 pandemic as variants of the virus emerge.  We believe we will continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients and customers. There remains uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business and we continue to see our customers and suppliers impacted in a variety of ways. The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continuously work with suppliers to mitigate these impacts; however, we expect these challenges to continue throughout 2022. This will likely impact our results of operations.

During the first three quarters of 2022, the world experienced, and continues to experience, the impact of Russia's invasion of Ukraine. The Company has no direct operations in either Russia or Ukraine and our business is limited to selling to third party distributors. Total revenues associated with sales to third party distributors in these countries are not material to the consolidated financial results, and we have fully reserved the outstanding accounts receivable from distributors in these territories which are not material. We will continue to monitor and adjust our business strategy in this region as necessary. While the direct impact on the Company of Russia's invasion of Ukraine is limited, we are being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs.

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

As described above and in Note 4, the In2Bones and Biorez Acquisitions involve potential payments of future consideration that is contingent upon the acquired business reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, probabilities of payment, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within operating expense in the consolidated condensed statements of comprehensive income. Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated condensed statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.9	42.8	44.7	44.0
Gross profit	55.1	57.2	55.3	56.0
Selling and administrative expense	41.7	42.1	41.9	41.7
Research and development expense	4.6	4.4	4.4	4.4
Income from operations	8.8	10.7	9.0	9.8
Interest expense	3.1	3.3	2.4	3.8
Other expense	—	0.5	14.1	0.2
Income (loss) before income taxes	5.7	7.0	(7.6)	5.9
Provision (benefit) for income taxes	(11.1)	1.0	5.9	0.7
Net income (loss)	16.8%	6.0%	(13.5)%	5.2%

Net Sales

The following table presents net sales by product line for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
			% Change
	2022	2021	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$118.6	$105.7	12.2%	1.8%	14.0%
General surgery	156.5	143.1	9.4%	1.3%	10.7%
Net sales	$275.1	$248.8	10.6%	1.5%	12.1%

Single-use products	$231.3	$200.9	15.1%	1.6%	16.7%
Capital products	43.8	47.9	-8.5%	1.2%	-7.3%
Net sales	$275.1	$248.8	10.6%	1.5%	12.1%

	Nine Months Ended
			% Change
	2022	2021	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$346.3	$320.8	8.0%	1.0%	9.0%
General surgery	448.3	415.9	7.8%	0.9%	8.7%
Net sales	$794.6	$736.7	7.9%	0.9%	8.8%

Single-use products	$663.1	$597.3	11.0%	1.0%	12.0%
Capital products	131.5	139.4	-5.6%	0.9%	-4.7%
Net sales	$794.6	$736.7	7.9%	0.9%	8.8%

Net sales increased 10.6% and 7.9% in the three and nine months ended September 30, 2022, respectively, compared to the same periods a year ago driven by increases in our product lines.

•Orthopedic surgery sales increased 12.2% and 8.0% in the three and nine months ended September 30, 2022, respectively, primarily related to growth in our sports medicine and procedures specific product offerings coupled with the sales from the recently acquired In2Bones products.

•General surgery sales increased 9.4% and 7.8% in the three and nine months ended September 30, 2022, respectively, primarily driven by the continued growth in our AirSeal and other advanced surgical product offerings as well as advanced endoscopic technologies products.

Cost of Sales

Cost of sales increased to $123.5 million in the three months ended September 30, 2022 as compared to $106.5 million in the three months ended September 30, 2021 and increased to $355.2 million in the nine months ended September 30, 2022 as compared to $324.5 million in the nine months ended September 30, 2021. Gross profit margins decreased 210 basis points to 55.1% in the three months ended September 30, 2022 as compared to 57.2% in the three months ended September 30, 2021. Gross profit margins decreased 70 basis points to 55.3% in the nine months ended September 30, 2022 as compared to 56.0% in the nine months ended September 30, 2021. Decreases in gross profit margins are driven by recognition of unfavorable production variances resulting from cost increases and inflation in raw materials, freight and other costs of production. In addition, during the three and nine months ended September 30, 2022, we incurred costs for inventory step-up adjustments of $2.1 million and $2.4 million, respectively, related to the In2Bones acquisition.

Selling and Administrative Expense

Selling and administrative expense increased to $114.6 million in the three months ended September 30, 2022 as compared to $104.7 million in the three months ended September 30, 2021 and increased to $333.3 million in the nine months ended September 30, 2022 as compared to $307.5 million in the nine months ended September 30, 2021. Selling and administrative expense as a percentage of net sales decreased to 41.7% in the three months ended September 30, 2022 as compared to 42.1% in the three months ended September 30, 2021 and increased to 41.9% in the nine months ended September 30, 2022 as compared to 41.7% in the nine months ended September 30, 2021.

The decrease in selling and administrative expense as a percentage of net sales for the three months ended September 30, 2022 was primarily driven by higher sales in 2022 as compared to the prior year period, which was partially offset by the $3.7 million in consulting fees, legal fees and other integration related costs associated with the In2Bones and Biorez acquisitions.

The increase in selling and administrative expense as a percentage of net sales for the nine months ended September 30, 2022 was primarily driven by $6.3 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez as further described in Note 4 and Note 14 and $0.8 million in legal fees related to the settlement of litigation as further described in Note 14. These amounts were partially offset by the prior year having a $0.4 million related to sales force restructuring in 2021.

Research and Development Expense

Research and development expense increased to $12.8 million in the three months ended September 30, 2022 as compared to $10.9 million in the three months ended September 30, 2021 and increased to $34.9 million in the nine months ended September 30, 2022 as compared to $32.2 million in the nine months ended September 30, 2021. As a percentage of net sales, research and development expense increased 20 basis points to 4.6% in the three months ended September 30, 2022 as compared to 4.4% in the three months ended September 30, 2021 and remained flat at 4.4% in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The higher spend as a percentage of sales for the three months ended September 30, 2022 was mainly driven by the In2Bones and Biorez Acquisitions as well as timing of projects.

Interest Expense

Interest expense increased to $8.5 million in the three months ended September 30, 2022 from $8.1 million in the three months ended September 30, 2021. The weighted average interest rates on our borrowings increased to 2.66% in the three months ended September 30, 2022 as compared to 2.46% in the three months ended September 30, 2021. The increase in interest expense in the three months ended September 30, 2022 is primarily driven by the increased borrowings of the 2.250% Notes offset by three months ended September 30, 2021 including $2.6 million in interest expense related to the amortization of debt discount that is no longer applicable in 2022 as a result of the adoption of ASU 2020-06, as further described in Note 3.

Interest expense decreased to $19.5 million in the nine months ended September 30, 2022 from $27.9 million in the nine months ended September 30, 2021. The weighted average interest rates on our borrowings decreased to 2.44% in the nine months ended September 30, 2022 as compared to 2.94% in the nine months ended September 30, 2021. The decrease in interest expense in the nine months ended September 30, 2022 is primarily due to decreases in our term loan and revolving credit facility borrowings; decreases in our weighted average interest rates compared to the same periods a year ago as a result of the seventh amended and restated senior credit agreement; and the nine months ended September 30, 2021 including $7.6 million in interest expense related to the amortization of debt discount that is no longer applicable in 2022 as a result of the adoption of ASU 2020-06, as further described in Note 3. These are offset by the increased borrowings of the 2.250% Notes entered into on June 6, 2022.

Other Expense

During the nine months ended September 30, 2022, we recorded expense of $103.1 million related to the conversion premium on the repurchase and extinguishment of 2.625% Notes; $5.5 million related to the settlement of the associated convertible notes hedge transactions and $3.4 million related to the write-off of deferred financing fees associated with the repurchase of $275.0 million of the 2.625% Notes and the pay down of $90.0 million on our term loan as further described in Note 11.

During the three and nine months ended ended September 30, 2021, we recorded $1.1 million related to a loss on early extinguishment and third party fees associated with the seventh amended and restated senior credit agreement.

Provision (Benefit) for Income Taxes

The Company's tax provision (benefit) for interim periods is determined using an estimate of its annual effective tax rate applied to its year-to-date earnings (loss), and also adjusting for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

Income tax benefit has been recorded at an effective tax rate of (193.7)% for the three months ended September 30, 2022 compared to an income tax expense at an effective tax rate of 14.3% for the three months ended September 30, 2021. Income tax expense has been recorded at an effective rate of (77.7)% for the nine months ended September 30, 2022 as compared to 12.3% for the nine months ended September 30, 2021. The lower effective tax rates for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year were primarily due to the second quarter 2022 pretax loss that was generated by the premium on extinguishment of a portion of the 2.625% Notes and the change in fair value of convertible notes hedges upon settlement as these items were not deductible for tax purposes. The three months ended September 30, 2022 and 2021 included discrete income tax benefit from stock option exercises which reduced the effective tax rate by 1.0% and 12.5%, respectively. The nine months ended September 30, 2022 included discrete income tax benefit from stock option exercises which increased the effective rate by 3.1% as compared to the tax benefit from stock option exercises which reduced the effective tax rate by 14.1% for the nine months ended September 30, 2021. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under Note 8 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $365.7 million at September 30, 2022.  Net cash provided by operating activities was $45.0 million and $78.0 million in the nine months ended September 30, 2022 and 2021, respectively, generated on net income (loss) of $(107.2) million and $38.1 million for the nine months ended September 30, 2022 and 2021, respectively. The change in cash provided by operating activities in 2022 as compared to 2021 was mainly driven by:

•A decrease in cash flows from accounts receivable based on the timing of sales and cash receipts;
•A decrease in cash flows from inventory as we increased inventory levels to mitigate supply chain challenges;
•A decrease in cash flows from higher incentive compensation payments; and
•An increase in cash flows from higher accounts payable during the period due to the timing of payments.

Investing cash flows

Net cash used in investing activities in the nine months ended September 30, 2022 increased $231.5 million from the same period a year ago primarily due to the $144.7 million payment for the In2Bones acquisition and $82.4 million for the Biorez acquisition. In addition, capital expenditures were higher at $16.1 million in the nine months ended September 30, 2022 compared to $11.7 million in the same period a year ago.

Financing cash flows

Net cash provided by financing activities in the nine months ended September 30, 2022 was $213.5 million compared to net cash used in financing activities of $60.8 million during 2021. Below is a summary of the significant financing activities impacting the change during the nine months ended September 30, 2022 compared to 2021:

•We received proceeds of $800.0 million in 2.250% Notes as further described in Note 11.
•We paid $275.0 million in aggregate principal on the repurchase and extinguishment of the 2.625% Notes as further described in Note 11.
•We had net payments on our revolving line of credit of $87.0 million, compared to $36.0 million during the nine months ended September 30, 2021 as we used proceeds from our 2.250% Notes to pay down our outstanding balance.
•We had net payments on our term loan of $93.0 million compared to $11.3 million during the nine months ended September 30, 2021 as we prepaid $90.0 million with proceeds from the 2.250% Notes.
•We paid $187.6 million to purchase hedges related to our 2.250% Notes. Partially offsetting this, were proceeds of $72.0 million from the issuance of warrants as further described in Note 11.
•We paid $69.5 million to settle warrants related to the 2.625% Notes and received $86.2 million to settle the hedges related to the 2.625% Notes as further described in Note 11.
•We paid $21.8 million in debt issuance costs mainly related to the 2.250% Notes in 2022 compared to $2.0 million in debt issuance costs related to the seventh amended and restated senior credit agreement in 2021.

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

There were $134.6 million in borrowings outstanding on the term loan facility as of September 30, 2022. There were $53.0 million in borrowings outstanding under the revolving credit facility as of September 30, 2022. Our available borrowings on the revolving credit facility at September 30, 2022 were $530.2 million with approximately $1.8 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of September 30, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

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

On June 6, 2022, we issued $800.0 million in 2.250% Notes and irrevocably elected to settle the principal value in cash. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our outstanding balance on our revolving line of credit on that date, pay down $90.0 million of our term loan and partially pay for our In2Bones Acquisition. At the time of this issuance, we entered into convertible note hedge transactions with a number of financial institutions for the number of shares of our common stock underlying the Notes. Concurrently with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock. Refer to Note 11 for further details.

See Note 11 for further information on our financing agreements and outside debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through September 30, 2022, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2022. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New accounting pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the nine months ended September 30, 2022.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
October 27, 2022