Form 10-K
period 2022-12-31
CONMED Corp
filed 2023-02-21
CIK 816956

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2022	Commission file number:	001-39218

CONMED CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		16-0977505
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11311 Concept Boulevard
Largo,	Florida	33773
(Address of principal executive offices)		(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $2.2 billion based upon the closing price of the Company’s common stock on the NYSE Stock Market.

The number of shares of the registrant's $0.01 par value common stock outstanding as of February 15, 2023 was 30,499,439.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement and any other informational filings for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

CONMED CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2022

CONMED CORPORATION

Item 1. Business

Forward Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022 (“Form 10-K”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to CONMED Corporation (“CONMED”, the “Company”, “we” or “us” — references to “CONMED”, the “Company”, “we” or “us” shall be deemed to include our direct and indirect subsidiaries unless the context otherwise requires) which are based on the beliefs of our management, as well as assumptions made by and information currently available to our management.

When used in this Form 10-K, the words “estimate”, “project”, “believe”, “anticipate”, “intend”, “expect” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including those identified under the caption “Item 1A-Risk Factors” and elsewhere in this Form 10-K which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•general economic and business conditions, including, without limitation, a potential economic downturn,, supply chain challenges and constraints, including the availability and cost of materials, the effects of inflation, and increased interest rates;
•compliance with and changes in regulatory requirements;
•the failure of any enterprise-wide software programs or information technology systems, or potential disruption associated with updating or implementing new software programs or information technology systems;
•the risk of an information security breach, including a cybersecurity breach;
•the COVID-19 global pandemic poses significant risks to our business, financial condition and results of operations as the pandemic, government and hospital responses to it, continue;
•the possibility that United States or foreign regulatory and/or administrative agencies may initiate enforcement actions against us or our distributors;
•the introduction and acceptance of new products;
•the ability to advance our product lines, including challenges and uncertainties inherent in product research and development, and the uncertain impact, outcome and cost of ongoing and future clinical trials and market studies;
•competition;
•changes in customer preferences;
•changes in technology;
•cyclical customer purchasing patterns due to budgetary, staffing and other constraints;
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
•current and future levels of indebtedness and capital spending;
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

General

CONMED Corporation was incorporated under the laws of the State of New York in 1970 and became a Delaware corporation in May 2020.  CONMED is a medical technology company that provides devices and equipment for surgical procedures.  The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.  The Company’s 4,100 employees distribute its products worldwide from three primary manufacturing locations.  Our headquarters are located in Largo, Florida.

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

•Pursue Strategic Acquisitions.  We pursue strategic acquisitions, distribution and similar arrangements in existing and new growth markets to achieve increased operating efficiencies, geographic diversification and market penetration.  Targeted companies have historically included those with proven technologies and established brand names which provide potential sales, marketing and manufacturing synergies. This includes the acquisitions of In2Bones Global, Inc. ("In2Bones") on June 13, 2022 and Biorez, Inc. ("Biorez") on August 9, 2022, respectively.

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

Products

The following table sets forth the percentage of net sales for each of our product lines during each of the three years ended December 31:

	Year Ended December 31,
	2022	2021	2020
Orthopedic surgery	44%	43%	43%
General surgery	56	57	57
Consolidated net sales	100%	100%	100%
Net sales (in thousands)	$1,045,472	$1,010,635	$862,459

Orthopedic Surgery

We provide products that support sports medicine, the repair of soft tissue in the knee, hip, shoulder and increasingly in the upper and lower extremities through our acquisition of In2Bones. In these procedures, we offer products such as TruShot® with Y-Knot® All-In-One Soft Tissue Fixation System, Y-Knot® All-Suture Anchors, and Argo™ Knotless Suture Anchors which provide unique clinical solutions to orthopedic surgeons for the repair of soft tissue injuries. During 2022, we acquired Biorez, Inc. which focuses on augmentation and healing using the BioBrace® implant technology. In addition to implants, we offer supporting products that enable surgeons to perform minimally invasive sports medicine surgeries. These products include powered resection instruments as well as fluid management and visualization systems and the related single-use products which are marketed under a number of brands, including CONMED Linvatec®, Concept® and Shutt®. In sports medicine, we compete with Smith & Nephew, plc; Arthrex, Inc.; Stryker Corporation; Johnson & Johnson: DePuy Mitek, Inc.; Zimmer Biomet, Inc.; Paragon 28 and Treace Medical Concepts.

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

In 2022, approximately 74% of orthopedic surgery revenue came from single-use products that are expected to be recurring.

General Surgery

Our general surgery product line offers a large range of products in the areas of advanced surgical and advanced endoscopic technologies.

Our advanced surgical product offering includes the leading clinical insufflation system (AirSeal®). AirSeal® includes the proprietary valveless access ports that deliver significant benefits to traditional minimally invasive surgery and robotic surgical procedures. The Buffalo Filter acquisition complemented the CONMED portfolio of smoke removal devices, which provides the Company with the broadest portfolio of single-use and capital smoke evacuation products available in the medical device market today. In addition to AirSeal® and the Buffalo Filter® products, the Company manufactures and sells an extensive energy line and a broad offering of endomechanical products. The electrosurgical offering consists of monopolar and bipolar generators, argon beam coagulation generators, handpieces, smoke management systems and other accessories. Our endomechanical products offer a full line of instruments, including the Anchor1 line of tissue retrieval bags, trocars, suction irrigation devices, graspers, scissors and dissectors, used in minimally invasive surgery. Our competition includes Medtronic plc; Johnson & Johnson: Ethicon Endo-Surgery, Inc.; Stryker Endoscopy, Olympus, ERBE Elektromedizin GmbH; and Applied Medical Resources Corporation.

Our advanced endoscopic technologies offering includes a comprehensive line of therapeutic and diagnostic products used in gastroenterology procedures which utilize flexible endoscopes, as well as patient monitoring products. In addition to these offerings, we offer a unique energy platform specifically designed for gastroenterology and pulmonology procedures. Devices include products for dilatation, hemostasis, biliary, structure management, infection prevention and patient monitoring. Patient monitoring includes ECG electrodes, EEG electrodes and cardiac defibrillation pads. Our competition includes Boston
1Anchor is a trademark of the Anchor Products Company, Addison, Illinois.

Scientific Corporation - Endoscopy; Cook Medical, Inc.; Merit Medical Endotek; Olympus, Inc.; STERIS Corporation - U.S. Endoscopy, Cantel Medical- Medivators, Inc., Cardinal and 3M Company.

In 2022, approximately 91% of general surgery revenue came from single-use products that are expected to be recurring.

International

Expanding our international presence is an important component of our long-term growth plan. Our products are sold in over 100 countries. International sales efforts are coordinated through local country dealers (including sub-distributors or sales agents) or through direct in-country sales. We distribute our products through sales subsidiaries and branches with offices located in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, the Netherlands, Poland, Spain, Sweden and the United Kingdom.  In these countries, our sales are denominated in the local currency and amounted to approximately 34% of our total net sales in 2022.  In the remaining countries where our products are sold through independent distributors, sales are denominated in United States dollars.

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

Marketing

A significant portion of our products are distributed domestically directly to more than 6,000 hospitals, surgery centers and other healthcare institutions as well as through medical specialty distributors.  We are not dependent on any single customer and no single customer accounted for more than 10% of our net sales in 2022, 2021 and 2020.

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

Manufacturing

Raw material costs constitute a substantial portion of our cost of production.  Substantially all of our raw materials and select components used in the manufacturing process are procured from external suppliers.  Where possible, we work closely with multiple suppliers to ensure continuity of supply while maintaining high quality and reliability.  As a result of supply chain best practices, new product development and acquisitions, we often form strategic partnerships with key suppliers. As a result, components and raw materials may be sole sourced. We continuously seek to manage our supply chain to mitigate supply disruptions that may pose an overall material adverse effect on our financial and operational performance. We seek to schedule production and maintain adequate levels of safety stock based on a number of factors, including experience, knowledge of customer ordering patterns, demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels.  Customer orders are generally processed for immediate shipment and backlog of firm orders is therefore not generally material to an understanding of our business.

Research and Development

New and improved products play a critical role in our continued sales growth.  Internal research and development efforts focus on the development of new products and technological and design improvements. We maintain close working relationships with surgeons, inventors and other healthcare professionals who often suggest to us new product and technology ideas, principally in procedure-specific areas.  In certain cases, we seek to obtain rights to these ideas through negotiated agreements.  Such agreements typically compensate the originator through payments based upon a percentage of licensed product net sales.  Annual royalty expense approximated $3.2 million, $2.0 million and $1.5 million in 2022, 2021 and 2020, respectively.

Amounts expended for Company research and development were approximately $47.2 million, $43.6 million and $40.5 million during 2022, 2021 and 2020, respectively.

Intellectual Property

Patents and other proprietary rights, in general, are important to our business. We have rights to intellectual property, including United States patents and foreign equivalent patents which cover a wide range of our products with expiration dates from 2023 to 2041.  We own a majority of these patents and have exclusive and non-exclusive licensing rights to the remainder.  We believe that the development of new products and technological and design improvements to existing products will continue to be important to our competitive position.

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

Medical device regulations continue to evolve world-wide.  Products marketed in the member countries of the European Union ("EU") and other countries require preparation of technical files and design dossiers which demonstrate compliance with applicable international regulations. As government regulations continue to change, there is a risk that the distribution of some of our products may be interrupted or discontinued if they do not meet the country specific requirements.

We market our products in numerous countries outside the United States and therefore are subject to regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling requirements, import laws and on-site inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the EU follow the requirements under the EU Medical Device Regulation ("EU MDR") which replaced a single set of regulations in May 2017 for all member countries. EU MDR imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance with an effective date of May 2021. During the transition period, medical devices with notified body certificates issued under the EU Medical Device Directive prior to May 2021 may continue to be placed on the market for the earlier of the remaining validity of the certificate or May 2024. These regulations require companies that wish to manufacture and distribute medical devices in the European Union to maintain quality system certifications through European Union recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark allowing free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.  We believe that our products and quality procedures currently meet applicable standards for the countries in which they are marketed.

As noted above, our facilities are subject to periodic inspection by the United States Food and Drug Administration (“FDA”) and foreign regulatory agencies or notified bodies for, among other things, conformance to Quality System Regulation and Current Good Manufacturing Practice (“CGMP”) requirements and foreign or international standards. Refer to Note 14 for further discussion.

We are also subject to various environmental health and safety laws and regulations both in the United States and internationally, as are our suppliers and sterilization service providers. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe our policies, practices and procedures are properly designed to comply, in all material respects, with applicable environmental laws and regulations. We do not expect internal compliance with these requirements to have a material effect on purchases of property, plant and equipment, cash flows, net income (loss) or our competitive position. Refer to Item 1A, Risk Factors, for further discussion of the use of outside EtO sterilization service providers.

CONMED Workforce Overview

One of CONMED's core values is our belief in the power of engaged talent. As of December 31, 2022, we had approximately 4,100 full-time employees, including approximately 2,600 in operations and the remaining in sales, marketing, research and development and administration.

We know that our people are our most important assets and crucial to our ability to deliver on our mission. Accordingly, the success and growth of our business depends in large part on our ability to attract, engage and develop a diverse population of talented employees at all levels of our organization.

Talent Management and Succession Planning

All levels of Company management are engaged in talent management practices. The Board of Directors ("Board") reviews the Company’s people strategy in support of its business strategy at least annually and frequently discusses talent opportunities, including a detailed discussion of the Company’s global leadership talent and succession plans with a focus on key positions at the senior executive level. High-potential leaders are given exposure and visibility to Board members through formal presentations and informal events. More broadly, the Board is regularly updated on key talent indicators for the overall workforce, including diversity, recruitment and development programs.

Competitive Pay and Benefits

Our compensation programs are designed to align the compensation of our employees with CONMED’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve positive results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Our benefits offerings vary from country to country, dependent on local market practices. We regularly evaluate our benefits offerings to ensure their competitiveness as well as equity and fairness.

CONMED is committed to pay equity for all employees. Annually we review our pay equity globally. If pay equity issues are identified that cannot be explained by historical performance, time in role, tenure, or other job-related factors, we promptly address the inequity.

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

Development

CONMED recognizes that development is most effective when customized to an employee’s unique experiences and interests. In this spirit, CONMED employees and managers utilize various tools such as the annual performance review process and individual development plans to facilitate a specific individual’s career growth.

Because our managers are the crucial link in our employee’s growth and development, in 2021 CONMED launched a global leadership program called Embark. More than 375 leaders around the globe completed this interactive program on-line, which included topics such as diversity of thought, developing strengths and employee relations.

Employee Engagement

Measuring our team members’ engagement helps us understand what is working well and where we have opportunities to improve. CONMED utilizes the Gallup Q12 Employee Engagement Survey both to measure engagement across the organization, and to provide a basis for individual team action planning sessions.

In May 2022, 99% of our global workforce participated in the survey, and all team members were invited to participate in subsequent team action planning sessions. During these sessions, survey results are reviewed and discussed. Additionally, the team agrees upon action items they can take to improve their engagement and make CONMED an even better place to work. Following these sessions, managers meet with their teams periodically to discuss progress on agreed upon action items. Due to the commitment of our global team members, CONMED’s global engagement average overall score has increased year-over-year.

Item 1A.  Risk Factors

An investment in our securities, including our common stock, involves a high degree of risk.  Investors should carefully consider the specific factors set forth below as well as the other information included or incorporated by reference in this Form 10-K. See “Forward Looking Statements”.

(i) Risks Related to Our Business and the Medical Device Industry

Our financial performance is dependent on conditions in the healthcare industry and the broader economy. Our business and financial performance could be adversely affected, directly or indirectly, by a potential economic downturn.

The results of our business are directly tied to the economic conditions in the healthcare industry and the broader economy as a whole.  We will continue to monitor and manage the impact of the overall economic environment on the Company.

Market volatility and uncertainty related to inflation and its effects, which could potentially contribute to poor economic conditions, may contribute to or enhance some of the risks described herein. Any of these effects, or others that the Company is not able to predict, could adversely affect its financial condition or results of operations. Any deterioration in global economic conditions could also have material adverse effects on the Company’s businesses or financial condition, even if the Company’s direct exposure to the affected region is limited. Global political trends could increase the probability of a deterioration in global economic conditions.

In this regard, approximately 16% of our 2022 revenues are derived from the sale of capital products.  The sales of such products may be negatively impacted if hospitals and other healthcare providers are unable to secure the financing necessary to purchase these products or otherwise defer purchases.

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

As of the date of this report:

1.In some geographies or territories, our field-based sales representatives are limited in their ability to travel to service or call on customers,

2.Some hospitals in some areas have delayed certain procedures to reserve space for COVID-19 patients or have experienced slowdowns due to staffing shortages.

As such, the COVID-19 pandemic has directly and indirectly adversely impacted the Company’s business, financial condition and operating results. The extent to which this will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time.

Limitations on the availability of Ethylene Oxide (“EtO”) sterilization services may limit our ability to sell certain sterile products.

Approximately 30% of our products when measured in terms of revenues, are sterilized by third-party sterilizers using ethylene oxide, a chemical which, when present or used in high levels or concentrations, has raised some environmental concerns in some areas within the United States, with the result that some EtO sterilization facilities have closed, or are threatened with closure, either temporarily or permanently, in connection with government enforcement actions or enhanced regulations prompted by environmental concerns. On August 3, 2022, the U.S. Environmental Protection Agency (the “EPA”) announced its plans to engage and share up-to-date information on the risks posed by EtO from commercial sterilizers, as well as its efforts to address the risks. The EPA also announced that it expects to propose an air pollution regulation to protect public health by addressing EtO emissions at commercial sterilizers. We have been able to secure EtO sterilization services to date, and do not currently expect sterilization availability to have a material impact on our business.  If, however, there are further restrictions on capacity or further government actions adverse to EtO sterilization, it is possible that we could be impacted materially in the future.

As a manufacturer of medical devices that interacts with physicians and health care providers domestically and internationally, we face risks under domestic and foreign regulations, including the Foreign Corrupt Practices Act, similar statutes in other countries, and government enforcement actions more generally.

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

Substantially all of our products are classified as class II medical devices subject to regulation by numerous agencies, including the U.S. Food and Drug Administration ("FDA") and comparable international counterparts.  As a manufacturer of medical devices, our manufacturing processes and facilities are subject to on-site inspection and continuing review by the FDA for compliance with the Quality System Regulation ("QSR"). There can be no assurance that the costs of responding to such inspections will not be material.

Manufacturing and sales of our products outside the United States are also subject to international regulatory requirements which vary from country to country.  Moreover, we are generally required to obtain regulatory clearance or approval prior to marketing a new product.  The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA clearance, and requirements for such approvals may differ from FDA requirements.  Failure to comply with applicable domestic and/or foreign regulatory requirements may result in:

•fines, seizure or recall of products, or other enforcement actions;
•total or partial suspension of production;
•loss of certifications, withdrawal of existing product approvals or clearances;
•refusal to approve or clear new applications or notices;
•increased quality control costs; or
•criminal prosecution.

In addition to the QSR, many of our products are also subject to industry-defined standards.  We may not be able to comply with these regulations and standards due to deficiencies in component parts or our manufacturing processes.  If we are not able to comply with the QSR or industry-defined standards, we may not be able to fill customer orders and we may decide to cease production or sale of non-compliant products.  Failure to produce products could affect our revenues, profit margins and could lead to loss of customers.

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

•our inability to supply products as a result of product recall, market withdrawal or back-order;
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

Our reliance on certain suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating efficiencies and/or costs. The increases in costs or availability of raw materials may be exacerbated as a result of the COVID-19 pandemic, Russia's invasion of Ukraine and ongoing global supply chain challenges. In addition, increased inflation in wages and materials may also increase our costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Where possible we have addressed increasing supply chain costs in pricing, yet continued cost pressures and raw material availability have had and may continue to have an adverse effect on our results of operations.

We may not be able to keep pace with technological change or to successfully develop new products with wide market acceptance, which could cause us to lose business to competitors.

The market for our products is characterized by rapidly changing technology.  Our future financial performance will depend in part on our ability to develop and manufacture new products on a cost-effective basis, to introduce them to the market on a timely basis, to fund studies and otherwise develop clinical data to support the efficacy of our products, and to have them accepted by surgeons and other healthcare professionals.

We may not be able to keep pace with technology or to develop viable new products, including our ability to advance the Biorez and In2Bones product lines we acquired during 2022.  In addition, many of our competitors are substantially larger with greater financial resources which may allow them to more rapidly develop new products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include:

•research and development delays;
•capital and other financial constraints;
•delays or failures in securing regulatory approvals;
•the potential inability to secure clinical data demonstrating the efficacy of our products, or the inability to develop such clinical data on a timely basis, may delay, limit or preclude the adoption and market acceptance of new products we may develop; and
•changes in the competitive landscape, including the emergence of alternative products or solutions which reduce or eliminate the markets for pending products.

Ordering patterns of our customers may change resulting in reductions in sales.

Our hospital and surgery center customers purchase our products in quantities sufficient to meet their anticipated demand.  Likewise, our healthcare distributor customers purchase our products for ultimate resale to healthcare providers in quantities sufficient to meet the anticipated requirements of the distributors’ customers.  Hospitals and customers may reduce demand for surgical products if they reserve space for COVID-19 patients or experience staff shortages or disputes. Should inventories of our products owned by our hospital, surgery center and distributor customers grow to levels higher than their requirements, our customers may reduce the ordering of products from us.  This could result in reduced sales.

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
•make certain restricted payments or enter into certain restrictive agreements;
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

We may not be able to generate sufficient cash to service our indebtedness and other obligations, and, our leverage and debt service requirements may require us to adopt alternative business strategies.

As of December 31, 2022, we had $1,074.6 million of debt outstanding, representing 58% of total capitalization. In particular, on June 6, 2022, we completed an $800 million offering of the 2.250% Notes (as defined below) (including the full exercise by the initial purchasers of their $100 million option to purchase additional 2.250% Notes) through a private offering pursuant to Rule 144A (the “2.250% Notes Offering”). We may not have sufficient cash flow available to enable us to meet our obligations.  If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as foregoing acquisitions, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital.  We cannot be certain that any of these strategies could be implemented on terms acceptable to us, if at all.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8.

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

Borrowings under our senior credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income (loss) and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. The interest rates rose in fiscal year 2022 and may rise further going forward. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Loans under our senior credit agreement bear interest based on SOFR, a benchmark interest rate that has replaced LIBOR, but experience with this replacement benchmark interest rate is limited.

As a result of the phase out of LIBOR, the London Interbank Offered Rate, which was historically the basic rate of interest used as a reference for setting the interest rate on loans globally, we have progressively amended our senior credit agreement to adopt alternatives to LIBOR for calculating the interest rates applicable. Most recently, in December 2022, we amended the agreement to adopt a term rate based on the Secured Overnight Financing Rate ("SOFR") as the benchmark rate for U.S. dollar borrowings. SOFR and similar alternatives to LIBOR for other currencies, such as the Sterling Overnight Index Average ("SONIA"), which is used for pound sterling loans under our senior credit agreement, are calculated and administered differently from LIBOR, which could result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced when interest rates were based on LIBOR. Given the limited historical data available for such alternative benchmark rates, the full consequences of their adoption cannot be predicted at this time. In addition, because the use of rates based on SOFR, SONIA and other alternatives to LIBOR is relatively new, there could be unanticipated difficulties or disruptions with the calculation and publication of such rates, which could pose operational challenges to the administration of our senior credit agreement.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may incur substantial additional indebtedness, including secured indebtedness. As of December 31, 2022, we have $513.2 million of availability under the senior credit agreement. If we incur secured indebtedness and such secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the debt that is not similarly secured. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Our senior credit agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facilities mature or are repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

The conditional conversion features of our 2.625% Convertible Notes due 2024 (the "2.625% Notes") and the 2.250% Convertible Notes due 2027 (the "2.250% Notes" and, together with the 2.625% Notes, the “Convertible Notes”), if triggered, may adversely affect our financial condition.

In the event the conditional conversion features of the 2.625% Notes issued on January 29, 2019 or the 2.250% Notes issued on June 6, 2022 are triggered, holders of the applicable Convertible Notes will be entitled to convert the applicable Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Convertible Notes, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the conversion rate, which could adversely affect our liquidity.  In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Refer to Note 8 for further details on the Convertible Notes.

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

A key element of our business strategy has been to expand through acquisitions and we may seek to pursue additional acquisitions in the future.  Our success in pursuing acquisitions depends on our ability to identify target companies or product lines that are available for sale, to identify risks in the diligence process and, to negotiate successful terms with the sellers, as the sellers may also be negotiating with other bidders with greater financial resources. Even when we win a bid, our success is also dependent in part upon our ability to integrate acquired companies or product lines into our existing operations.  We may not have sufficient management and other resources to accomplish the integration of our past and future acquisitions, which may strain our relationship with customers, suppliers, distributors, personnel or others.  There can be no assurance that we will be able to identify and make acquisitions, or that we will be able to obtain financing for such acquisitions, on acceptable terms.  In addition, while we are generally entitled to customary indemnification from sellers of businesses or coverage from representation and warranty insurance for any difficulties that may have arisen prior to our acquisition of each business, acquisitions may involve exposure to unknown liabilities and the amount and time for claiming under these indemnification provisions is often limited.  As a result, our financial performance is now, and will continue to be, subject to various risks associated with the acquisition of businesses, including the financial effects associated with any increased borrowing required to fund such acquisitions or with the integration of such businesses.

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

Our worldwide operations mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. For example, the European Union ("EU") General Data Protection Regulation ("GDPR") requires us to manage personal data in the EU and may impose fines of up to four percent of our global revenue in the event of certain violations. In addition, legal requirements standards for cross-border personal data transfers from outside the United States are constantly changing, including the revisions made by the European Economic Area (“EEA”) that require the use of revised Standard Contractual Clauses (“SCCs”) for international data transfers from the EEA. The SCCs are required to be used for new agreements involving the cross-border transfer of personal data from the EEA and must be supplemented by an assessment and due diligence of the legal and regulatory landscape of the jurisdiction of the data importer, the channels used to transmit personal data and any sub-processors that may receive personal data. The UK has developed its own set of SCCs that must be used for transfers of personal data from the UK to the U.S. In December 2022, the European Commission announced a draft adequacy decision for the EU-U.S. Data Privacy Framework (the “EU-U.S. DPF”), a cross-border data transfer mechanism that will replace the EU-U.S. Privacy Shield that was invalidated in 2020. The EU-U.S. DPF is in development and there is no guarantee that it will be approved in its current form. Compliance with these changes and any future changes to data transfer or privacy requirements could potentially require us to make significant technological and operational changes, any of which could result in substantial costs, and failure to comply with applicable data protection and transfer or privacy laws requirements could subject us to fines or regulatory oversight.

Likewise, the California Consumer Privacy Act ("CCPA") imposes obligations on companies that conduct business in California, and meet other requirements, with respect to the collection or sale of specified personal information. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, deletion, and disclosure by covered businesses. Compliance with the CCPA, the CPRA, and other state statutes, common law, or regulations designed to protect consumer, employee, or job applicant personal information could potentially require substantive technology infrastructure and process changes across many of the Company’s businesses. Other jurisdictions are also implementing or proposing a variety of data privacy laws and regulations. Further, there has been a developing trend of civil lawsuits and class actions relating to breaches of consumer data held by large companies or incidents arising from other cyber-attacks. Any data security breaches, cyber-attacks, malicious intrusions or significant disruptions could result in actions by regulatory bodies and/or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.

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

We rely on various software programs and information technology systems to run our business, some of which may be old or no longer supported and requiring replacements or updates. The failure of any of these software systems or information technology systems to operate properly, or disruptions associated with updating or implementing new software or information technology systems, may have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

We rely on various software programs and information technology systems to run our business, some of which maybe old, have suffered outages, may no longer be supported and may require replacements or updates. For example, in the fourth quarter of 2022, we launched a new warehouse management system (“WMS”), which caused service level disruptions that impacted our ability to ship certain quantities of finished goods to customers. There can be no assurances that the resolution of the WMS issues will fully recover in 2023 the sales that were delayed or lost in the fourth quarter of 2022 and thereafter. Further, the implementation may disrupt our operations and our ability to fulfill customer orders. Also, these disruptions have caused and may continue to cause the Company to incur incremental costs and expenses in connection with the resolution of implementation issues. To the extent that these disruptions recur and/or persist over time, this could negatively impact our competitive position and our relationships with our customers and thus could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

We rely on a third party to obtain, process and distribute sports medicine allograft tissue. If such tissue cannot be obtained, is not accepted by the market or is not accepted under numerous government regulations, our results of operations could be negatively impacted.

A portion of our orthopedic revenues relate to our share of the service fees from the Musculoskeletal Transplant Foundation ("MTF") allograft tissues for which we have exclusive worldwide sales representation, marketing and promotion rights, as further described in our revenue recognition policy in Note 1.  Our primary costs related to these revenues come from our commission expense and certain marketing costs.  Our ability to increase the service fees may be constrained by certain factors which are outside of our control, such as the limited supply of donors and donated tissue that meets the quality standards of MTF.  Similarly, under the terms of the agreement, MTF remains responsible for tissue procurement and processing, shipment of tissues and invoicing of service fees to customers. To the extent MTF’s performance does not meet customer expectations or otherwise fails, we may be unable to increase the allograft service fees or to find a suitable replacement for MTF on terms that are acceptable.

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

Much of the technology used in the markets in which we compete is covered by patents.  We have numerous U.S. patents and corresponding international patents on products expiring at various dates from 2023 through 2041 and have additional patent applications pending.  See Item 1 Business “Research and Development” and “Intellectual Property” for a further description of our patents.  The loss of our patents could reduce the value of the related products and any related competitive advantage.  Competitors may also be able to design around our patents and to compete effectively with our products.  In addition, the cost of enforcing our patents against third parties and defending our products against patent infringement actions by others could be substantial, and we may not prevail.

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

A significant portion of our revenues, approximately 45% of 2022 consolidated net sales, were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency and those sales denominated in local currency amounted to approximately 34% of our total net sales in 2022.  The remaining 11% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in jurisdictions outside the United States, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  While we have a hedging strategy involving foreign currency forward contracts for 2022, our revenues and earnings are only partially protected from foreign currency translation if the United States dollar strengthens as compared with currencies such as the Euro.  Further, as of the date of this Form 10-K, we have not entered into any foreign currency forward contracts beyond 2024. Our international presence exposes us to certain other inherent risks, including:

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

•our ability to develop and introduce new products and product enhancements on a timely basis;
•our ability to successfully implement new technologies;
•the market’s readiness to accept new products;
•having adequate financial and technological resources for future product development and promotion;
•the efficacy of our products;
•the extent to which we have, are able to fund and develop, clinical data surrounding the use and efficacy of our products; and
•the prices of our products compared to the prices of our competitors’ products.

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

Our employees are our most important resource, and in many areas of the medical industry, competition for qualified personnel is intense. We seek to attract talented and diverse new employees and retain and motivate our existing employees. If we are unable to continue to attract or retain qualified employees, including our executives, our performance, including our competitive position, could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Facilities

The following table sets forth certain information with respect to our principal operating facilities.  We believe that our facilities are generally well maintained, are suitable to support our business and adequate for present and anticipated needs.

Location	Square Feet	Own or Lease	Lease Expiration

Utica, NY	500,000	Own	—
Largo, FL	278,000	Own	—
Chihuahua, Mexico	207,720	Lease	October 2024
Chihuahua, Mexico	40,626	Lease	March 2028
Lithia Springs, GA	188,400	Lease	January 2025
Brussels, Belgium	58,276	Lease	June 2024
Mississauga, Canada	36,054	Lease	July 2036
Greenwood Village, CO	27,763	Lease	July 2024
Westborough, MA	19,533	Lease	November 2025
Frenchs Forest, Australia	16,959	Lease	July 2025

Our principal manufacturing facilities are located in Utica, NY, Largo, FL and Chihuahua, Mexico. Lithia Springs, GA and Brussels, Belgium are our principal distribution centers. We also maintain sales and administrative offices in countries throughout the world.

Item 3.  Legal Proceedings

We are involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor and intellectual property and other matters that are more fully described in Note 14. We are not a party to any pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $.01 per share, is traded on the New York Stock Exchange ("NYSE"), effective February 10, 2020, under the symbol “CNMD”. Prior to this date, our common stock was traded on the NASDAQ Global Market under the same symbol. At February 6, 2023, there were 468 registered holders of our common stock and approximately 61,445 accounts held in “street name”.

Our Board of Directors has authorized a share repurchase program; see Note 10 for further details.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2021 and 2022. The fourth quarter dividend for 2022 was paid on January 5, 2023 to shareholders of record as of December 16, 2022. The total dividend payable at December 31, 2022 was $6.1 million and is included in other current liabilities in the consolidated balance sheet. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risk Factors Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

	2022	2021	2020
Orthopedic surgery	44%	43%	43%
General surgery	56	57	57
Consolidated net sales	100%	100%	100%

A significant amount of our products are used in surgical procedures with approximately 84% of our revenues derived from the sale of single-use products.  Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream.  We manufacture substantially all of our products in facilities located in the United States and Mexico.  We market our products both domestically and internationally directly to customers and through distributors.  International sales approximated 45% in 2022, 45% in 2021 and 44% in 2020.

Business Environment

On June 13, 2022, we acquired In2Bones and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.2 million in cash. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. We financed the purchase through a combination of cash on hand and long term borrowings as further described in Note 8.

On August 9, 2022, we acquired Biorez and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.5 million in cash. We paid $83.7 million as of December 31, 2022, with a $1.8 million holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings.

Refer to Note 3 for further information on the business acquisitions.

Our business has been and may continue to be impacted by the COVID-19 pandemic as variants of the virus emerge.  We believe we will continue to experience market variability as a result of the pandemic that could influence sales, suppliers, patients and customers. There remains uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business and we continue to see our customers and suppliers impacted in a variety of ways. The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continuously work with suppliers to mitigate these impacts; however, we expect these challenges to continue in 2023. This will likely impact our results of operations. See "Item

1A. Risk Factors" for more information. For additional discussion regarding COVID 19, see Liquidity and Capital Resources below.

During 2022, the world experienced, and continues to experience, the impact of Russia's invasion of Ukraine. The Company has no direct operations in either Russia or Ukraine and our business is limited to selling to third party distributors. Total revenues associated with sales to third party distributors in these countries are not material to the consolidated financial results, and we have fully reserved the outstanding accounts receivable from distributors in these territories which are not material. We will continue to monitor and adjust our business strategy in this region as necessary. While the direct impact on the Company of Russia's invasion of Ukraine is limited, we are being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs.

During the fourth quarter of 2022, we implemented a warehouse management system to increase capacity and efficiency, however this also caused significant delays in shipping. As a result, we believe we lost a significant amount of sales and incurred incremental costs during this period. See Risk Factors - Other Risks Related to Our Business. We rely on various software programs and information technology systems to run our business, some of which may be old or no longer supported and requiring replacements or updates. The failure of any of these software systems or information technology systems to operate properly, or disruptions associated with updating or implementing new software or information technology systems, may have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

Goodwill and Intangible Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Factors that contribute to the recognition of goodwill include synergies that are expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio. Customer and distributor relationships, trademarks, tradenames, developed technology, patents and other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. Sales representation, marketing and promotional rights represent intangible assets created under our agreement with Musculoskeletal Transplant Foundation (“MTF”).  Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the timing and amount of cash flow projections, including revenue growth rates, obsolescence rate, EBITDA margin, the customer attrition rate, royalty rate and discount rates. As these are significant estimates, we would obtain the assistance of a third-party valuation specialist in estimating fair values of intangible assets for significant acquisitions.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2022. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

See Note 7 for further discussion of goodwill and other intangible assets.

Contingent Consideration

Certain acquisitions involve potential payments of future consideration that is contingent upon the acquired businesses reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, revenue volatilities, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within operating expense in the consolidated statements of comprehensive income (loss). Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows. See Note 16 for further discussion of contingent consideration.

Pension Plan

We sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen. In conjunction with the pension plan, we recorded a pension benefit obligation totaling $71.2 million as of December 31, 2022. In accounting for this pension plan, we are required to make a number of assumptions, including the discount rate and mortality. The discount rate represents the interest rate used in estimating the present value of projected cash flows to settle the Company’s pension obligations. The discount rate assumption is determined by using a full yield curve approach, which involves applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlates to the relevant projected cash flows. The mortality assumptions are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

In performing a sensitivity analysis on the pension benefit obligation, a 0.25% increase in our discount rate would decrease the pension benefit obligation by $1.6 million and a 0.25% decrease in the discount rate would increase the pension benefit obligation by $1.7 million. See Note 13 for further discussion of the pension plan.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated statements of comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.4	43.8	46.6
Gross profit	54.6	56.2	53.4
Selling and administrative expense	43.4	41.0	43.3
Research and development expense	4.5	4.3	4.7
Income from operations	6.7	10.9	5.3
Interest expense	2.8	3.5	5.1
Other expense	10.7	0.1	—
Income (loss) before income taxes	(6.8)	7.2	0.2
Provision (benefit) for income taxes	0.9	1.0	(0.9)
Net income (loss)	(7.7)%	6.2%	1.1%

Net Sales

The following table presents net sales by product line for the years ended December 31, 2022, 2021 and 2020:

			% Change from 2021 to 2022
	2022	2021	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$461.5	$438.4	5.3%	1.2%	6.5%
General surgery	584.0	572.2	2.1%	1.0%	3.1%
Net sales	$1,045.5	$1,010.6	3.4%	1.2%	4.6%

Single-use products	$874.9	$820.1	6.7%	1.1%	7.8%
Capital products	170.6	190.5	-10.5%	1.1%	-9.4%
Net sales	$1,045.5	$1,010.6	3.4%	1.2%	4.6%

			% Change from 2020 to 2021
	2021	2020	As Reported	Impact of Foreign Currency	Constant Currency [a]
Orthopedic surgery	$438.4	$374.7	17.0%	-1.3%	15.7%
General surgery	572.2	487.8	17.3%	-0.6%	16.7%
Net sales	$1,010.6	$862.5	17.2%	-0.9%	16.3%

Single-use products	$820.1	$703.0	16.7%	-0.9%	15.8%
Capital products	190.5	159.5	19.5%	-1.1%	18.4%
Net sales	$1,010.6	$862.5	17.2%	-0.9%	16.3%

(a) Refer to Non-GAAP Financial Measures below for further details.

Net sales increased 3.4% to $1,045.5 million in 2022 from $1,010.6 million in 2021 driven by increases in our product lines. Net sales of In2Bones and Biorez products account for $24.8 million of sales in 2022.

•Orthopedic surgery sales increased 5.3% in 2022 to $461.5 million from $438.4 million in 2021 which was primarily driven by $24.8 million of sales from the recent acquisitions as well as growth in our sports medicine and procedures specific product offerings. This was offset by declines in capital equipment sales.
•General surgery sales increased 2.1% in 2022 to $584.0 million from $572.2 million in 2021 which was primarily driven by the continued growth in our AirSeal and other advanced surgical product offerings as well as advanced endoscopic technologies products.

Cost of Sales
Cost of sales was $474.2 million in 2022 compared to $442.6 million in 2021.  Gross profit margins were 54.6% in 2022 and 56.2% in 2021.  The decrease in gross profit margin of 1.6 percentage points in 2022 was driven by recognition of unfavorable production variances resulting from cost increases and inflation in raw materials, freight and other costs of production. In addition, during 2022, we incurred costs for inventory step-up adjustments of $4.5 million related to the In2Bones acquisition and $2.0 million in consulting fees related to a cost improvement initiative.

Selling and Administrative Expense

Selling and administrative expense was $454.0 million in 2022 compared to $414.8 million in 2021. Selling and administrative expense as a percentage of net sales was 43.4% in 2022 and 41.0% in 2021.

The increase in selling and administrative expense as a percentage of net sales in 2022 was primarily driven by the following costs in 2022:

•$10.1 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez as further described in Note 3;
•$6.8 million in costs related to the implementation of a new warehouse management system. These costs mainly consisted of incremental freight, professional fees and other costs;
•$2.5 million in costs related to fair value adjustments to contingent consideration;
•$0.8 million in legal fees related to the settlement of litigation; and
•$0.8 million in costs consisting of severance related to the elimination of certain positions.

Research and Development Expense

Research and development expense was $47.2 million in 2022 and $43.6 million in 2021.  As a percentage of net sales, research and development expense was 4.5% in 2022 and 4.3% in 2021. The higher spend as a percentage of net sales in 2022 was mainly driven by the In2Bones and Biorez acquisitions.

Interest Expense

Interest expense decreased to $28.9 million in 2022 compared to $35.5 million in 2021.  The weighted average interest rates on our borrowings were 2.58% in 2022 decreasing from 2.76% in 2021. The decrease in interest expense in 2022 was primarily due to decreases in our term loan and revolving credit facility borrowings and 2021 including $10.2 million in interest expense related to the amortization of debt discount that is no longer applicable in 2022 as a result of the adoption of ASU 2020-06, as further described in Note 2. These are offset by the increased borrowings of the 2.250% Notes entered into on June 6, 2022.

Other Expense

Other expense during the year ended December 31, 2022 consisted of $103.1 million related to the conversion premium on the repurchase and extinguishment of 2.625% Notes; $5.5 million related to the settlement of the associated convertible notes hedge transactions and $3.4 million related to the write-off of deferred financing fees associated with the repurchase of $275.0 million of the 2.625% Notes and the pay down of $90.0 million on our term loan as further described in Note 8.

During 2021, we recorded $1.1 million related to a loss on early extinguishment and third party fees associated with the seventh amended and restated senior credit agreement.

Provision (Benefit) for Income Taxes

A provision (benefit) for income taxes was recorded at an effective rate of (13.7)% and 14.4% in 2022 and 2021, respectively. As compared to the federal statutory rate of 21.0%, the 2022 effective tax rate was lower primarily due to the premium on extinguishment of the 2.625% Notes and the change in fair value of convertible notes hedges upon settlement as these items were not deductible for tax purposes. The 2021 effective tax rate was lower than the federal statutory rate primarily due to benefits from federal income tax items including stock compensation and changes in the valuation allowance relating to certain foreign operations. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in Note 9.

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

EBITDA is also a non-GAAP measure and is defined as earnings before income tax, interest expense, depreciation and amortization.

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

We had total cash on hand at December 31, 2022 of $28.9 million, of which approximately $23.3 million was held by our foreign subsidiaries outside the United States with unremitted earnings. During 2022, we redeployed $17.2 million of cash from certain non-U.S. subsidiaries primarily for U.S. debt reduction which consisted primarily of earnings that were taxed in 2017 as part of the deemed repatriation toll charge implemented by Tax Reform. We may repatriate funds from certain foreign subsidiaries in the future. Refer to Note 9 for further details.

Operating Cash Flows

Our net working capital position was $284.7 million at December 31, 2022.  Net cash provided by operating activities was $33.4 million in 2022 and $111.8 million in 2021 generated on net income (loss) of $(80.6) million in 2022 and $62.5 million in 2021.   The change in cash provided by operating activities in 2022 as compared to 2021 was mainly driven by:

•A decrease in cash flows from inventory as we increased inventory levels to mitigate inventory supply challenges as well as the impact from lower sales in the fourth quarter of 2022 resulting from the implementation of a warehouse management system;
•An increase in cash flows from accounts payable is primarily due to the timing of payments;
•A decrease in cash from accrued compensation and benefits resulting from lower incentive compensation accruals as sales and earnings were lower than incentive targets; and
•Lower net income as we experienced higher costs due to the integration associated with acquisitions and warehouse management system implementation.

Investing Cash Flows

Net cash used in investing activities increased to $249.5 million in 2022 compared to $14.9 million in 2021 primarily due to the $144.7 million payment for the In2Bones Acquisition and $83.0 million for the Biorez Acquisition. In addition, capital expenditures were higher in 2022 compared to 2021.

Financing Cash Flows

Financing activities in 2022 provided cash of $225.0 million compared to the use of cash of $101.5 million in 2021. Below is a summary of the significant financing activities impacting the change during 2022 compared to 2021:

•We received proceeds of $800.0 million in 2.250% Notes as further described in Note 8.
•We paid $275.0 million in aggregate principal on the repurchase and extinguishment of the 2.625% Notes as further described in Note 8.
•We had net payments on our revolving line of credit of $70.0 million as compared to $67.0 million in net payments during 2021 as we used proceeds from our 2.250% Notes to pay down our outstanding balance.
•We had net payments on our term loan of $93.0 million as we prepaid $90.0 million with proceeds from the 2.250% Notes, compared to $14.2 million in 2021, inclusive of a $52.4 million impact on both borrowings and repayments between independent counterparties associated with the seventh amended and restated credit agreement.
•We paid $187.6 million to purchase hedges related to our 2.250% Notes. Partially offsetting this, were proceeds of $72.0 million from the issuance of warrants as further described in Note 8.
•We paid $69.5 million to settle warrants related to the 2.625% Notes and received $86.2 million to settle the hedges related to the 2.625% Notes as further described in Note 8.

•We paid $21.8 million in debt issuance costs mainly related to the 2.250% Notes in 2022 compared to $2.0 million in debt issuance costs related to the seventh amended and restated senior credit agreement in 2021.
•We paid $0.8 million and $6.2 million in 2022 and 2021, respectively, in contingent consideration related to prior acquisitions.

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

The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures, ongoing supply chain challenges and the impact of the warehouse management system implementation. As noted above, there also remains uncertainty related to the COVID-19 pandemic, including the duration and severity of future impacts to the business and we continue to see our customers and suppliers impacted by staffing shortages. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors - Risks Related to Our Indebtedness."

There were $134.6 million in borrowings outstanding on the term loan facility as of December 31, 2022. There were $70.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2022. Our available borrowings on the revolving credit facility at December 31, 2022 were $513.2 million with approximately $1.8 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions.  We were in full compliance with these covenants and restrictions as of December 31, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock at an exchange premium cost of $103.1 million. At such time, we also settled related hedges and warrants as noted above and further described in Note 8. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of the remaining 2.625% Notes in cash.

On June 6, 2022, we issued $800.0 million in 2.250% Notes and irrevocably elected to settle the principal value in cash. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our outstanding balance on our revolving line of credit on that date, pay down $90.0 million of our term loan and partially pay for our In2Bones Acquisition. At the time of this issuance, we entered into convertible note hedge transactions with a number of financial institutions for the number of shares of our common stock underlying the Notes. Concurrently with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock. Refer to Note 8 for further details.

See Note 8 for further information on our financing agreements and outstanding debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2022, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  We have not purchased any shares of common stock under the share repurchase program during 2022.  We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

The Board of Directors declared a quarterly cash dividend of $0.20 per share in 2021 and 2022. Future decisions as to the payment of dividends will be at the discretion of the Board of Directors. See "Item 1A. Risk Factors - Other Risks Related to our Business - Our Board of Directors may, in the future, limit or discontinue payment of a dividend on common stock."

We expect an increased level of capital spending during the year ending December 31, 2023 compared to 2022. Capital spending will be monitored and controlled as the year progresses. We expect to use operating cash flows to satisfy capital spending requirements.

The following table summarizes our contractual obligations for the next five years and thereafter (amounts in thousands) as of December 31, 2022.  Purchase obligations represent purchase orders for goods and services placed in the ordinary course of business.  Contingent consideration represents the fair value of the current and non-current portions that while not certain if and/or when the payments will be made, are our best estimate of such payments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$1,074,587	$70,000	$—	$1,004,587	$—
Purchase obligations	203,838	197,926	5,912	—	—
Contingent consideration payments	186,432	18,633	123,369	44,430	—
Lease obligations	21,788	7,097	7,873	2,546	4,272
Total contractual obligations	$1,486,645	$293,656	$137,154	$1,051,563	$4,272

In addition to the above contractual obligations, we are required to make periodic interest payments on our long-term debt obligations (see additional discussion under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” and Note 8).  The above table also does not include unrecognized tax benefits of approximately $0.2 million, the timing and certainty of recognition for which is not known (See Note 9).

Stock-based Compensation

We have reserved shares of common stock for issuance to employees and directors under two shareholder-approved share-based compensation plans (the "Plans").  The Plans provide for grants of stock options, stock appreciation rights (“SARs”), dividend equivalent rights, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”) and other equity-based and equity-related awards.  The exercise price on all outstanding stock options and SARs is equal to the quoted fair market value of the stock at the date of grant.  RSUs and PSUs are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a four to five year period from date of grant.  Stock options and SARs expire ten years from date of grant.  SARs are only settled in shares of the Company’s stock (See Note 10). Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) was $21.7 million, $16.3 million and $13.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

New Accounting Pronouncements

See Note 2 for a discussion of new accounting pronouncements.

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

Foreign Currency Risk

Approximately 45% of our total 2022 consolidated net sales were to customers outside the United States.  We have sales subsidiaries in a significant number of countries in Europe as well as Australia, Brazil, Canada, China, Japan and Korea.  In those countries in which we have a direct presence, our sales are denominated in the local currency amounting to approximately 34% of our total net sales in 2022.  The remaining 11% of sales to customers outside the United States was on an export basis and transacted in United States dollars.

Because a significant portion of our operations consist of sales activities in foreign jurisdictions, our financial results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the markets in which we distribute products.  During 2022, foreign currency exchange rates, including the effects of the hedging program, caused sales to decrease by approximately $11.6 million.

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

Interest Rate Risk

At December 31, 2022, we had approximately $204.6 million of variable rate long-term debt outstanding under our senior credit agreement.  Assuming no repayments, if market interest rates for similar borrowings averaged 1.0% more in 2023 than they did in 2022, interest expense would increase, and income (loss) before income taxes would decrease by $2.0 million.  Comparatively, if market interest rates for similar borrowings average 1.0% less in 2023 than they did in 2022, our interest expense would decrease, and income (loss) before income taxes would increase by $2.0 million.

Item 8.  Financial Statements and Supplementary Data

Our 2022 Financial Statements are included in this Form 10-K beginning on page 43 and incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreement with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CONMED Corporation acquired the wholly owned subsidiaries of In2Bones Global, Inc. ("In2Bones") on June 13, 2022 and Biorez, Inc. ("Biorez") on August 9, 2022. As permitted by guidance issued by the SEC, management has excluded the internal controls of In2Bones and Biorez from its annual assessment of the effectiveness of our internal control over financial reporting for December 31, 2022. In2Bones and Biorez are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One: Election of Directors”, “Directors, Executive Officers, Other Company Officers and Nominees for the Board of Directors”, “Delinquent Section 16(a) Reports", “Ethics Disclosure” and "Meetings of the Board of Directors and Committees, Leadership Structure and Risk Oversight” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 11, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report on Executive Compensation”, “Summary Compensation Table”, "Pay Versus Performance Table", “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Non-Qualified Deferred Compensation”, “Potential Payments on Termination or Change in Control”, “Director Compensation,” “Pay Ratio” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 11, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 11, 2023.

Information relating to shareholder approved compensation plans under which equity securities of CONMED Corporation are authorized for issuance is set forth below:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,701,360	$92.98	2,791,031
Equity compensation plans not approved by security holders	—	—	—
Total	3,701,360	92.98	2,791,031

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Directors, Executive Officers and Nominees for the Board of Directors” and “Board of Directors and Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 11, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accounting Fees and Services” in CONMED Corporation’s definitive Proxy Statement or other informational filing to be filed with the Securities and Exchange Commission on or about April 11, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Index to Financial Statements

(a)(1)	List of Financial Statements	Page in Form 10-K

	Management’s Report on Internal Control Over Financial Reporting	43

	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	44

	Consolidated Balance Sheets at December 31, 2022 and 2021	47

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020	48

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020	49

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	50

	Notes to Consolidated Financial Statements	52

(2)	List of Financial Statement Schedules

	Valuation and Qualifying Accounts (Schedule II) for the Years Ended December 31, 2022, 2021 and 2020	85

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
February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CURT R. HARTMAN	Chair of the Board, President &
Curt R. Hartman	Chief Executive Officer	February 21, 2023

/s/ TODD W. GARNER	Executive Vice President
Todd W. Garner	and Chief Financial Officer	February 21, 2023

/s/ TERENCE M. BERGE	Vice President-
Terence M. Berge	Corporate Controller	February 21, 2023

/s/ MARTHA GOLDBERG ARONSON
Martha Goldberg Aronson	Lead Independent Director	February 21, 2023

/s/ DAVID BRONSON
David Bronson	Director	February 21, 2023

/s/ BRIAN P. CONCANNON
Brian P. Concannon	Director	February 21, 2023

/s/ LAVERNE COUNCIL
Laverne Council	Director	February 21, 2023

/s/ CHARLES M. FARKAS
Charles M. Farkas	Director	February 21, 2023

/s/ JEROME J. LANDE
Jerome J. Lande	Director	February 21, 2023

/s/ BARBARA SCHWARZENTRAUB
Barbara Schwarzentraub	Director	February 21, 2023

/s/ JOHN L. WORKMAN
John L. Workman	Director	February 21, 2023

Exhibit Index

Exhibit No.		Description

2.1	-
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

4.1*	-	Description of the Common Stock of CONMED Corporation, a Delaware corporation.

10.1	-
Guarantee and Collateral Agreement, dated August 28, 2002, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2	-
First Amendment to Guarantee and Collateral Agreement, dated June 30, 2003, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank and the several banks and other financial institutions or entities from time to time parties thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.3	-
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

10.4	-
Third Amendment to Guarantee and Collateral Agreement, dated as of January 17, 2013, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.5	-
Fourth Amendment to Guarantee and Collateral Agreement, dated as of January 4, 2016, made by CONMED Corporation and certain of its subsidiaries in favor of JP Morgan Chase Bank (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016).

10.6	-
Fifth Amendment to Guarantee and Collateral Agreement, dated as of July 16, 2021, made by CONMED Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2021).

10.7	-
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

10.8	-
First Amendment, dated June 6, 2022, to the Seventh Amended and Restated Credit Agreement, dated as of July 16, 2021, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.9	-
Second Amendment, dated August 1, 2022, to the Seventh Amended and Restated Credit Agreement, dated as of July 16, 2021, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2022).

10.10	-
Third Amendment, dated December 22, 2022, to the Seventh Amended and Restated Credit Agreement, dated as of July 16, 2021, among CONMED Corporation, the foreign subsidiary borrowers from time to time party thereto, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2022).

10.11	-
Indenture, dated as of January 29, 2019, by and between CONMED Corporation and MUFG Union Bank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.12	-
Supplemental Indenture, dated as of June 6, 2022, to the Indenture, dated January 29, 2019, by and between CONMED Corporation and U.S. Bank Trust Company, National Association, as successor to MUFG Union Bank, N.A. as trustee (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.13	-
Base Notes Hedge Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.14	-
Base Notes Hedge Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Bank of America, N.A (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.15	-
Base Notes Hedge Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.16	-
Base Notes Hedge Transaction Confirmation, dated as of January  24, 2019, between CONMED Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.17	-
Base Warrant Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Barclays Bank PLC (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.18	-
Base Warrant Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Bank of America, N.A (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.19	-
Base Warrant Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.20	-
Base Warrant Transaction Confirmation, dated as of January 24, 2019, between CONMED Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.21	-
Additional Notes Hedge Transaction Confirmation, dated as of January 25, 2019, between CONMED Corporation and Barclays Bank PLC (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).

10.22	-
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
Indenture, dated as of June 6, 2022, by and between CONMED Corporation and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.30	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Barclays Bank PLC, through its agent Barclays Capital Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.31	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.32	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.33	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.34	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.35	-
Base Note Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.36	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Barclays Bank PLC, through its agent Barclays Capital Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.37	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.38	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.39	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.40	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.41	-
Base Warrant Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.42	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Barclays Bank PLC, through its agent Barclays Capital Inc. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.43	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.44	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.45	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.46	-
Additional Hedge Transaction Confirmation, dated as of June 1, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.47	-
Additional Note Hedge Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.48	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Barclays Bank PLC, through its agent Barclays Capital Inc. (Incorporated by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.49	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Bank of America, N.A. (Incorporated by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.50	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, among CONMED Corporation, Jefferies International Limited and Jefferies LLC, as agent (Incorporated by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.51	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and JPMorgan Chase Bank, National Association (Incorporated by reference to Exhibit 10.22 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.52	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Nomura Global Financial Products Inc., through its agent Nomura Securities International, Inc. (Incorporated by reference to Exhibit 10.23 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.53	-
Additional Warrant Transaction Confirmation, dated as of June 2, 2022, between CONMED Corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022).

10.54	-
Sports Medicine Joint Development and Distribution Agreement by and between Musculoskeletal Transplant Foundation, Inc. and CONMED Corporation dated as of January 3, 2012 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 3, 2012).

10.55	-
Securities Purchase Agreement, dated as of December 13, 2018, by and between CONMED Corporation and Filtration Group FGC LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2018).

10.56	-
Agreement and Plan of Merger, dated as of May 4, 2022, by and among CONMED Corporation, Odyssey Merger Sub, Inc., In2Bones Global, Inc. and Sheryl Moroschak, solely in her capacity as representative of In2Bones’ equity holders (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2022).

10.57	-
Agreement and Plan of Merger, dated as of August 1, 2022, by and among CONMED Corporation, Prometheus Merger Sub, Inc., Biorez, Inc. and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as representative, agent and attorney-in-fact of Biorez’s securityholders (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2022).

10.58	-	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 8, 2006).

10.59	-	Amended and Restated 1999 Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on November 3, 2009).

10.60	-	Amended and Restated Long Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on July 27, 2012).

10.61	-	Amended and Restated 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 23, 2015).

10.62	-	2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on November 5, 2018).

10.63	-
2002 Employee Stock Purchase Plan (Incorporated by reference to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting filed with the Securities and Exchange Commission on April 17, 2002).

10.64	-	Amendment to CONMED Corporation 2002 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.65	-	CONMED Corporation Amended and Restated 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit E of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.66	-
Amended and Restated 2007 Non-Employee Director Equity Compensation Plan of CONMED Corporation (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 on August 3, 2010).

10.67	-	Amended and Restated 2016 Non-Employee Director Equity Compensation Plan (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 on October 28, 2016).

10.68	-
Amended and Restated 2020 Non-Employee Director Equity Compensation Plan of CONMED Corporation (incorporated by reference to Exhibit D of the Registrant’s Proxy Statement on Schedule 14A filed on April 10, 2020).

10.69	-	CONMED Corporation Executive Severance Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2015).

10.70+	-
Employment Agreement between the Company and Curt R. Hartman, dated November 9, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2014).

10.71+	-
Amendment Number 1 to Employment Agreement between CONMED Corporation and Curt R. Hartman dated December 28, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.72+	-
Offer Letter from CONMED Corporation to Todd W. Garner dated January 2, 2018. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).

10.73+	-
Amendment Number 1 to Offer Letter from CONMED Corporation to Todd W. Garner dated December 28, 2020 (Incorporated by reference to Exhibit 10.27 on the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.74	-	Stock Option Inducement Award (incorporated by reference to Exhibit 4.3 of the Registrants Form S-8 filed on February 27, 2018).

10.75	-	Restricted Stock Unit Inducement Award (incorporated by reference to Exhibit 4.4 of the Registrants Form S-8 filed on February 27, 2018).

10.76+	-
Employment Agreement between the Company and Patrick Beyer, dated April 25, 2019 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.77+	-
Employment Transition and Retirement Agreement between the Company and Daniel S. Jonas, dated December 6, 2022 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2022).

14	-	Code of Ethics. The CONMED code of ethics may be accessed via the Company’s website at https://www.conmed.com/en-us/corporate-footer/policies

21*	-	Subsidiaries of the Registrant.

23*	-	Consent of Independent Registered Public Accounting Firm.

31.1*	-	Certification of Curt R. Hartman pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of Todd W. Garner. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certifications of Curt R. Hartman and Todd W. Garner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	-	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	-	XBRL Taxonomy Extension Schema Document

101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

104*	-	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

	*	Filed herewith

	+	Management contract or compensatory plan or arrangement

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of CONMED Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Management assessed the effectiveness of CONMED’s internal control over financial reporting as of December 31, 2022.  In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”, released in 2013.  Management has concluded that based on its assessment, CONMED’s internal control over financial reporting was effective as of December 31, 2022.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/  Curt R. Hartman
Curt R. Hartman
Chair of the Board, President and
Chief Executive Officer

/s/  Todd W. Garner
Todd W. Garner
Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CONMED Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CONMED Corporation and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2022.

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

As described in Management's Assessment of Internal Control Over Financial Reporting, management has excluded In2Bones Global, Inc. (“In2Bones”) and Biorez, Inc. (“Biorez”) from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded In2Bones and Biorez from our audit of internal control over financial reporting. In2Bones and Biorez are wholly-

owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Valuation of Contingent Consideration and Developed Technology Intangible Asset - Biorez, Inc. Acquisition and Valuation of Contingent Consideration and Distributor Relationships and Certain Developed Technology Intangible Assets - In2Bones Global, Inc. Acquisition

As described in Note 3 to the consolidated financial statements, in 2022, the Company acquired all of the stock of Biorez, Inc. (Biorez) and In2Bones Global, Inc. (In2Bones) for an aggregate upfront payment in cash of $85.5 million and $145.2 million, respectively, with potential earn-out payments to Biorez’ and In2Bones’ equity holders in an amount up to $165.0 million and $110.0 million, respectively, based on achievement of certain revenue targets. The acquisition of Biorez resulted in $176.3 million of a developed technology intangible asset being recorded, and the acquisition of In2Bones resulted in $27.6 million of distributor relationships intangible assets and $37.3 million of developed technology intangible assets, of which a significant portion relates to a certain developed technology intangible asset, being recorded. The fair value of these intangible assets was estimated by management using an income approach, specifically the multi-period excess earnings method for developed technology and distributor relationships intangible assets and the relief-from-royalty method for a certain developed technology intangible asset. Developing the fair value of these intangible assets involved significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, obsolescence rate, earnings before income tax, interest expense, depreciation and amortization (EBITDA) margin, customer attrition rate, royalty rate, and discount rates. Additionally, at the date of acquisition, contingent consideration of $114.5 million and $69.4 million for Biorez and In2Bones, respectively, was recorded at fair value based on the consideration expected to be transferred. The fair value of the contingent consideration was estimated by management using probability-weighted future cash flows discounted back to present value and is measured using projected payment dates, discount rates, projected revenues, and revenue volatilities.

The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration and developed technology intangible asset related to the acquisition of Biorez, Inc. and the valuation of contingent consideration and distributor relationships and certain developed technology intangible assets related to the acquisition of In2Bones Global, Inc. is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the valuation of the contingent consideration and acquired distributor relationships and certain developed technology intangible assets due to the significant judgment by management when developing the fair value estimates; (ii) the significant audit effort in evaluating management’s significant assumptions related to (a) the revenue growth rates, discount rates, obsolescence rate, royalty rate, and EBITDA margin for certain developed technology assets, as applicable, (b) the revenue growth rate, customer attrition rate, and discount rate for distributor relationships, and (c) revenue volatilities, projected revenues and discount rates for contingent consideration; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s acquisition accounting, including controls over the valuation of the contingent consideration and the acquired certain developed technology and distributor relationships intangible assets. These procedures also included, among others (i) reading the purchase agreements and (ii) testing management’s process for developing the fair value estimates. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of certain of the underlying data provided by management, and evaluating the reasonableness of significant assumptions related to (i) the revenue growth rates, discount rates, obsolescence rate, royalty rate, and EBITDA margin for certain developed technology intangible assets, as applicable, (ii) the revenue growth rate, customer attrition rate, and discount rate for distributor relationships, and (iii) revenue volatilities, projected revenues and discount rates for contingent consideration. Evaluating the reasonableness of revenue growth rates and EBITDA margin for certain developed technology intangible assets, as applicable, and distributor relationships and projected revenues for contingent consideration involved considering the past performance of the acquired businesses, as well as economic and industry data and forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the valuation methods and the reasonableness of the assumptions related to (i) obsolescence rate, royalty rate, and discount rates for certain developed technology intangible assets, as applicable, (ii) customer attrition rate and discount rate for distributor relationships, and (iii) revenue volatilities and discount rates for contingent consideration.

 /s/ PricewaterhouseCoopers LLP
Rochester, New York
February 21, 2023

We have served as the Company’s auditor since 1982.

CONMED CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands except share and per share amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$28,942	$20,847
Accounts receivable, less allowance for doubtful
accounts of $5,508 in 2022 and $4,528 in 2021	191,345	183,882
Inventories	332,320	231,644
Prepaid expenses and other current assets	28,619	23,750
Total current assets	581,226	460,123
Property, plant and equipment, net	115,611	108,863
Deferred income taxes	9,650	9,657
Goodwill	815,429	617,528
Other intangible assets, net	681,799	471,049
Other assets	93,877	98,797
Total assets	$2,297,592	$1,766,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$69,746	$12,249
Accounts payable	73,393	58,197
Accrued compensation and benefits	54,733	60,488
Other current liabilities	98,680	65,712
Total current liabilities	296,552	196,646

Long-term debt	985,076	672,407
Deferred income taxes	66,725	68,537
Other long-term liabilities	203,694	42,992
Total liabilities	1,552,047	980,582

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized
500,000 shares, none issued or outstanding	—	—
Common stock, par value $.01 per share; 100,000,000
authorized; 31,299,194 issued in 2022 and 2021, respectively	313	313
Paid-in capital	413,235	396,771
Retained earnings	412,631	496,605
Accumulated other comprehensive loss	(57,858)	(54,203)
Less: Treasury stock, at cost;
811,532 and 1,925,893 shares in
2022 and 2021, respectively	(22,776)	(54,051)
Total shareholders' equity	745,545	785,435
Total liabilities and shareholders' equity	$2,297,592	$1,766,017

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2022, 2021 and 2020
(In thousands except per share amounts)

	2022	2021	2020

Net sales	$1,045,472	$1,010,635	$862,459

Cost of sales	474,227	442,599	402,159

Gross profit	571,245	568,036	460,300

Selling and administrative expense	454,039	414,754	373,817

Research and development expense	47,152	43,565	40,473

Operating expenses	501,191	458,319	414,290

Income from operations	70,054	109,717	46,010

Interest expense	28,905	35,485	44,052

Other expense	112,011	1,127	355

Income (loss) before income taxes	(70,862)	73,105	1,603

Provision (benefit) for income taxes	9,720	10,563	(7,914)

Net income (loss)	$(80,582)	$62,542	$9,517

Per share data:

Basic	$(2.68)	$2.14	$0.33
Diluted	$(2.68)	$1.94	$0.32

Other comprehensive income (loss), before income tax:
Cash flow hedging	$(1,530)	$12,660	$(8,489)
Pension liability	7,817	9,163	(6,499)
Foreign currency translation adjustments	(8,418)	(7,072)	6,963
Other comprehensive income (loss), before income tax	$(2,131)	$14,751	$(8,025)

Provision (benefit) for income taxes related to items in other comprehensive income (loss)	1,524	5,273	(3,621)
Other comprehensive income (loss), net of income tax	$(3,655)	$9,478	$(4,404)

Comprehensive income (loss)	$(84,237)	$72,020	$5,113

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	31,299	$313	$379,324	$470,844	$(59,277)	$(80,737)	$710,467
Common stock issued under employee plans			(9,807)			13,098	3,291
Stock-based compensation			13,111				13,111
Dividends on common stock ($.80 per share)				(22,944)			(22,944)
Comprehensive income (loss):
Cash flow hedging loss, net					(6,438)
Pension liability, net					(4,929)
Foreign currency translation adjustments					6,963
Net income				9,517
Total comprehensive income							5,113
Balance at December 31, 2020	31,299	$313	$382,628	$457,417	$(63,681)	$(67,639)	$709,038
Common stock issued under employee plans			(2,192)			13,588	11,396
Stock-based compensation			16,335				16,335
Dividends on common stock ($.80 per share)				(23,354)			(23,354)
Comprehensive income (loss):
Cash flow hedging gain, net					9,601
Pension liability, net					6,949
Foreign currency translation adjustments					(7,072)
Net income				62,542
Total comprehensive income							72,020
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			3,385			5,385	8,770
Stock-based compensation			21,729				21,729
Dividends on common stock ($.80 per share)				(24,183)			(24,183)
Shares issued for the settlement of convertible notes			(25,890)			25,890	—
Convertible notes premium on extinguishment			103,125				103,125
Settlement of convertible notes hedge transactions			118,912				118,912
Settlement of warrants			(96,758)				(96,758)
Issuance of convertible notes hedge transactions, net of tax			(142,128)				(142,128)
Issuance of warrants			72,000				72,000
Comprehensive income (loss):
Cash flow hedging loss, net					(1,159)
Pension liability, net					5,922
Foreign currency translation adjustments					(8,418)
Net income (loss)				(80,582)
Total comprehensive income (loss)							(84,237)
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
(1)We recorded the cumulative impact of adopting ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2022. Refer to Note 2 for further detail.

The accompanying notes are an integral part of the consolidated financial statements.

CONMED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(80,582)	$62,542	$9,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,055	16,494	18,044
Amortization of debt discount	—	10,217	9,692
Amortization of deferred debt issuance costs	4,910	3,726	3,723
Amortization	53,464	54,249	54,581
Stock-based compensation	21,729	16,335	13,111
Deferred income taxes	(6,042)	3,005	(14,234)
Non-cash adjustment to fair value of contingent consideration liability	2,518	—	—
Loss on early extinguishment of debt	3,426	899	—
Loss on convertible notes conversion premium	103,125	—	—
Loss on convertible notes hedge transactions settlement	5,460	—	—
Increase (decrease) in cash flows from changes in assets and liabilities, net of acquired assets:
Accounts receivable	(5,203)	(9,159)	13,920
Inventories	(78,564)	(37,806)	(30,397)
Accounts payable	13,302	4,890	(2,977)
Income taxes	6,726	(1,675)	(1,644)
Accrued compensation and benefits	(8,968)	11,067	(4,123)
Other assets	(17,735)	(24,005)	(8,170)
Other liabilities	(256)	991	3,488
Net cash provided by operating activities	33,365	111,770	64,531
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,785)	(14,866)	(13,013)
Payments related to business and asset acquisitions, net of cash acquired	(227,744)	—	(3,852)
Proceeds from sale of a facility	—	—	3,227
Net cash used in investing activities	(249,529)	(14,866)	(13,638)
Cash flows from financing activities:
Payments on term loan	(92,981)	(66,654)	(13,250)
Proceeds from term loan	—	52,411	—
Payments on revolving line of credit	(530,000)	(393,753)	(212,000)
Proceeds from revolving line of credit	460,000	326,753	199,000
Payments to redeem convertible notes	(275,000)	—	—
Proceeds from convertible notes	800,000	—	—
Payments related to contingent consideration	(798)	(6,222)	(2,671)
Payments related to debt issuance costs	(21,830)	(2,000)	(3,153)
Dividends paid on common stock	(23,960)	(23,256)	(22,818)
Purchases of convertible notes hedges	(187,600)	—	—
Proceeds from issuance of warrants	72,000	—	—
Proceeds from settlement of convertible notes hedge transactions	86,228	—	—
Payment for settlement of warrants	(69,534)	—	—
Other, net	8,475	11,173	2,833
Net cash provided by (used in) financing activities	225,000	(101,548)	(52,059)
Effect of exchange rate changes on cash and cash equivalents	(741)	(1,865)	2,666
Net increase (decrease) in cash and cash equivalents	8,095	(6,509)	1,500
Cash and cash equivalents at beginning of year	20,847	27,356	25,856
Cash and cash equivalents at end of year	$28,942	$20,847	$27,356

	2022	2021	2020
Non-cash investing and financing activities:
Contingent consideration	$183,914	$—	$—
Dividends payable	6,098	5,874	5,775

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$26,081	$21,797	$30,448
Income taxes	9,074	8,559	9,120

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

Our leases have remaining lease terms of one year to 14 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. We only account for such extensions or early terminations when it is reasonably certain we will exercise such options. Refer to Note 6 for further detail on leases.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing. It is our policy to perform our annual impairment testing in the fourth quarter. The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. Estimates of fair value are based on the best information available as of the date of the assessment. We completed our goodwill impairment testing of our single reporting unit during the fourth quarter of 2022. We performed our impairment test utilizing the market capitalization approach to determine whether the fair value of a reporting unit is less than its carrying amount. Based upon our assessment, the fair value of our reporting unit continues to exceed carrying value.

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

The Company maintains field inventory consisting of capital equipment for customer demonstration and evaluation purposes. Field inventory is generally not sold to customers but rather continues to be used over its useful life for demonstration, evaluation and loaner purposes. An annual wear and tear provision has been recorded on field inventory. The net book value of such equipment at December 31, 2022 and 2021 is $41.3 million and $42.5 million, respectively.
Contingent consideration

Certain acquisitions involve potential payments of future consideration that is contingent upon the acquired businesses reaching certain performance milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. Projected revenues are based on the Company’s most recent internal operational budgets and long-range strategic plans. The discount rate used is determined at the time of measurement in accordance with accepted valuation methodologies. Changes in projected revenues, revenue volatilities, discount rates, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within operating expense in the consolidated statements of comprehensive income (loss). Contingent consideration payments made soon after the acquisition date are classified as investing activities in the consolidated statements of cash flows. Contingent consideration payments not made soon after the acquisition date that are related to the acquisition date fair value are reported as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are reported as operating activities in the consolidated statements of cash flows.

Translation of foreign currency financial statements

Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected in accumulated other comprehensive loss. Transaction gains and losses are included in net income (loss).

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

We also enter into forward contracts to exchange foreign currencies for United States dollars in order to hedge our currency transaction exposures on intercompany receivables denominated in foreign currencies. These forward contracts settle each month at month-end, at which time we enter into new forward contracts. We have not designated these forward contracts as hedges and have not applied hedge accounting to them. We record these forward contracts at fair value with resulting gains and losses included in selling and administrative expense in the consolidated statements of comprehensive income (loss).

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

•Amounts billed to customers related to shipping and handling have been included in net sales.  Shipping and handling costs included in selling and administrative expense were $21.7 million, $17.0 million and $14.6 million for 2022, 2021 and 2020, respectively.

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

Please refer to Note 11 for further detail on revenue.

Earnings (loss) per share

Basic earnings (loss) per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares. As the Company was in a net loss position for the year ended December 31, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share at December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31, 2022
	Basic EPS	Adjustments	Diluted EPS
Net loss	$(80,582)	—	$(80,582)

Weighted average shares outstanding	30,040	—	30,040

Stock compensation	—	—	—

Warrants	—	—	—

Convertible notes	—	—	—

	30,040	—	30,040

EPS	$(2.68)		$(2.68)

	Year Ended December 31, 2021
	Basic EPS	Adjustments	Diluted EPS
Net income	$62,542	—	$62,542

Weighted average shares outstanding	29,162	—	29,162

Stock compensation	—	1,275	1,275

Warrants	—	506	506

Convertible notes	—	1,273	1,273

	29,162	3,054	32,216

EPS	$2.14		$1.94

	Year Ended December 31, 2020
	Basic EPS	Adjustments	Diluted EPS
Net income	$9,517	—	$9,517

Weighted average shares outstanding	28,581	—	28,581

Stock compensation	—	883	883

Warrants	—	—	—

Convertible notes	—	—	—

	28,581	883	29,464

EPS	$0.33		$0.32

The shares used in the calculation of diluted EPS exclude stock options to purchase shares and stock appreciation rights where the exercise price was greater than the average market price of common shares for the year and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 0.6 million and 1.4 million at December 31, 2021 and 2020, respectively.  As the Company was in a net loss position for the year ended December 31, 2022, there were no anti-dilutive shares.

The 2.625% convertible notes due in 2024 (the "2.625% Notes") and 2.250% convertible notes due in 2027 (the "2.250% Notes"), more fully described in Note 8, are convertible under certain circumstances, as defined in the respective indentures for each series of notes, into a combination of cash and CONMED common stock. The following is intended to describe the impact of the 2.625% Notes and 2.250% Notes and related hedge transactions on the calculation of diluted EPS. Additional shares to be issued pursuant to the terms of the Notes and related hedge transactions, if any, would occur at settlement.

Effective with our adoption of ASU 2020-06 on January 1, 2022 (see Note 2), the Company began using the if-converted method to compute diluted EPS. Under the if-converted method, in the calculation of diluted EPS, the numerator is adjusted for interest expense applicable to the convertible notes (net of tax) and the denominator is adjusted to include additional common shares assuming the principal portion of the notes and the conversion premium are settled in common shares, when permitted or required. Under the if-converted method, when convertible notes require the principal to be paid in cash, then only the conversion premium affects the calculation of diluted EPS.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal value of 2.625% Notes as further discussed in Note 8. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, pursuant to which the Company irrevocably elected to settle the principal value of the 2.625% Notes in cash. Similarly, the 2.250% Notes, issued on June 6, 2022, require the principal to be paid in cash. As a result, in periods in which the Company has net income, only the conversion premium will affect dilutive share count. Accordingly, for periods prior to adoption of ASU 2020-06 on January 1, 2022 and after June 6, 2022, in periods in which the Company has net income, the calculation of diluted EPS includes potential diluted shares upon conversion of the 2.625% Notes and the 2.250% Notes, only when the average market price per share of our common stock for the period is greater than the conversion price and only for the conversion premium, with the principal portion required to be settled in cash.

We have entered into convertible note hedge transactions to increase the effective conversion price of the 2.625% Notes from $88.80 to $114.92. However, our convertible notes hedges are not included when calculating potential dilutive shares since their effect is always anti-dilutive. Concurrent with entering into the hedge transactions, we entered into warrant transactions under which we agreed to sell shares of our common stock at $114.92. In periods in which the company has net income, the calculation of diluted EPS includes potential diluted shares to be issued under the warrants when the average market price per share of our common stock for the period is greater than $114.92, calculated under the treasury stock method.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

Balance, December 31, 2019	$493	$(31,691)	$(28,079)	$(59,277)

Other comprehensive income (loss) before reclassifications, net of tax	(5,393)	(7,068)	6,963	(5,498)
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(1,378)	2,821	—	1,443
Income tax	333	(682)	—	(349)

Net current-period other comprehensive income (loss)	(6,438)	(4,929)	6,963	(4,404)

Balance, December 31, 2020	$(5,945)	$(36,620)	$(21,116)	$(63,681)

Other comprehensive income (loss) before reclassifications, net of tax	6,560	4,426	(7,072)	3,914
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	4,010	3,327	—	7,337
Income tax	(969)	(804)	—	(1,773)

Net current-period other comprehensive income (loss)	9,601	6,949	(7,072)	9,478

Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	10,981	3,961	(8,418)	6,524
Amounts reclassified from accumulated other comprehensive income (loss) before tax(a)	(16,024)	2,589	—	(13,435)
Income tax	3,884	(628)	—	3,256

Net current-period other comprehensive income (loss)	(1,159)	5,922	(8,418)	(3,655)

Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive income (loss) components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 16 and Note 13, respectively, for further details.

Note 2 - New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for convertible instruments by removing certain separation models requiring separate accounting for embedded conversion features which will result in more convertible debt instruments accounted for as a single liability. The ASU eliminates certain settlement conditions that are required for equity classification to qualify for the derivative scope exception. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022 using the modified retrospective method. The adoption of this new guidance resulted in:

•an increase of approximately $22.6 million to long-term debt in the consolidated balance sheets, to reflect the full principal amount of the convertible notes then outstanding net of issuance costs (the "2.625% Notes" described more fully in Note 8);
•a reduction of approximately $37.9 million to additional paid-in capital, net of income tax effects, to remove the equity component separately recorded for the conversion features associated with the 2.625% Notes;
•a decrease to deferred income tax liabilities of approximately $5.5 million; and
•a cumulative-effect adjustment of approximately $20.8 million, net of income tax effects, to the beginning balance of retained earnings as of January 1, 2022.

The adoption of this new guidance reduced interest expense related to amortization of debt discount on the 2.625% Notes by approximately $2.6 million during the three months ended March 31, 2022. Additionally, the dilutive share count increased by approximately 2.5 million shares as a result of calculating the impact of dilution from the 2.625% Notes using the if-converted method. During the year ended December 31, 2022, the Company repurchased and extinguished $275.0 million principal value of the 2.625% Notes as further discussed in Note 8. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, pursuant to which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. As a result, in periods in which the Company has net income, only the conversion premium will affect the dilutive share count. As the Company was in a net loss position for the year ended December 31, 2022, there were no dilutive potential shares included in the computation of diluted shares outstanding for the year ended December 31, 2022.
Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU was effective as of March 12, 2020 through December 31, 2022 and was extended through December 31, 2024 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted these ASUs as of December 31, 2022. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to SOFR, an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements.

Note 3 – Business Acquisitions

On June 13, 2022, we acquired In2Bones Global, Inc. ("In2Bones") and all of its stock (the "In2Bones Acquisition") for an aggregate upfront payment of $145.2 million in cash. In addition, there are potential earn-out payments to In2Bones’ equity holders in an amount up to $110.0 million based on the achievement of certain revenue targets for In2Bones products during the sixteen (16) successive quarters commencing on July 1, 2022. In2Bones is a global developer, manufacturer and distributor of medical devices for the treatment of disorders and injuries of the upper (hand, wrist and elbow) and lower (foot and ankle) extremities. The In2Bones Acquisition was funded through a combination of cash on hand and long-term borrowings as further described in Note 8.

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.5 million in cash. We paid $83.7 million as of December 31, 2022, with a $1.8 million holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. Biorez is a medical device start-up focused on advancing the healing of soft tissue using its proprietary BioBrace® implant technology. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as a result of the In2Bones and Biorez Acquisitions that were accounted for as business combinations. The assessment of fair value is based on preliminary valuations and estimates that were available to management at the time the consolidated financial statements were prepared. Accordingly, the allocation of purchase price is preliminary and therefore subject to adjustment during the measurement adjustment period.

	In2Bones	Biorez

Cash	$445	$754
Accounts receivable, net	5,036	318
Inventories	24,247	61
Prepaid expenses and other current assets	1,490	118
Current assets	31,218	1,251
Goodwill	139,128	60,034
Developed technology	37,300	176,300
Distributor relationships	27,600	—
Trademarks and tradenames	—	1,600
Other long-term assets	2,875	112
Total assets acquired	$238,121	$239,297

Current liabilities assumed	6,332	1,441
Deferred income taxes	16,738	37,801
Other long-term liabilities	466	—
Total liabilities assumed	$23,536	$39,242
Net assets acquired	$214,585	$200,055

The goodwill recorded as part of the In2Bones Acquisition primarily represents revenue synergies, the related cost to enter into this new product offering and the In2Bones assembled workforce. Goodwill is not deductible for tax purposes. In2Bones distributor relationships and developed technology are each being amortized over a weighted average life of 15 years. The fair value of the intangible assets was estimated using an income approach, specifically the multi-period excess earnings method for distributor relationships and the relief-from-royalty method for the developed technology intangible asset.

The goodwill recorded as part of the Biorez Acquisition primarily represents revenue synergies, the related cost to enter into this new product offering and the Biorez assembled workforce. Goodwill is not deductible for tax purposes. Biorez developed technology and trademarks and tradenames are each being amortized over a weighted average life of 20 years. The fair value of the intangible assets was estimated using an income approach, specifically the multi-period excess earnings method for the developed technology intangible asset.

Significant judgment was applied in estimating the fair value of the developed technology and distributor relationships intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of cash flow projections, including revenue growth rates, obsolescence rate, EBITDA margin, the customer attrition rate, royalty rate and discount rates. EBITDA is defined as earnings before income tax, interest expense, depreciation and amortization.

The contingent consideration of $69.4 million and $114.5 million for In2Bones and Biorez, respectively, was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities, and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liability was recorded at the acquisition date include the following significant unobservable inputs:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	5.67%	10.34%
Revenue volatility	12.75%	18.87%
Projected year of payment	2023-2026	2023-2026

We recorded $23.7 million in net sales for In2Bones since the date of acquisition, June 13, 2022. The net sales were recorded in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2022. Earnings recorded in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2022 were not material. We also believe the proforma information is immaterial for the years ended December 31, 2022 and 2021.

Net sales and earnings for Biorez were immaterial to the year ended December 31, 2022. We also believe the proforma information is immaterial for the years ended December 31, 2022 and 2021.

During 2022, we recognized $4.5 million in costs for inventory step-up adjustments associated with the In2Bones Acquisition, which are included in cost of sales. During 2022, we recognized $10.1 million in consulting fees, legal fees and other integration related costs associated with the acquisitions of In2Bones and Biorez, which are included in selling and administrative expense.

Note 4 - Inventories

Inventories consist of the following at December 31:

	2022	2021
Raw materials	$110,677	$83,386
Work in process	26,166	17,449
Finished goods	195,477	130,809
	$332,320	$231,644
Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2022	2021
Land	$4,027	$4,027
Building and improvements	97,214	95,518
Machinery and equipment	269,745	256,478
Construction in progress	22,161	16,601
	393,147	372,624
Less: Accumulated depreciation	(277,536)	(263,761)
	$115,611	$108,863

Internal-use software, included in gross machinery and equipment at December 31, 2022 and 2021 was $49.4 million and $49.1 million, respectively, with related accumulated depreciation of $45.7 million and $45.3 million, respectively. Internal use software depreciation expense was $2.1 million, $3.3 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Also, during 2020, we sold a vacant facility for $3.2 million.

Note 6 - Leases

Lease costs for the years ended December 31, consist of the following:

	2022	2021	2020
Operating lease cost:
Straight-line lease cost	$7,685	$7,720	$7,255
Total operating lease cost	7,685	7,720	7,255
Finance lease cost:
Depreciation	396	389	355
Interest on lease liabilities	17	30	33
Total finance lease cost	413	419	388
Total lease cost	$8,098	$8,139	$7,643

Supplemental balance sheet information related to leases as of December 31, is as follows:

	2022	2021
Operating leases
Other assets	$17,710	$19,425

Other current liabilities	$6,919	$7,162
Other long-term liabilities	11,759	12,726
Total operating lease liabilities	$18,678	$19,888

Finance leases
Property, plant and equipment, gross	$1,924	$1,984
Accumulated depreciation	(1,510)	(1,145)
Property, plant and equipment, net	$414	$839

Current portion of long-term debt	$178	$324
Long-term debt	52	240
Total finance lease liabilities	$230	$564

Weighted average remaining lease term (in years)
Operating leases	5.17 years	3.90 years
Finance leases	1.92 years	3.05 years

Weighted average discount rate
Operating leases	5.39%	5.02%
Finance leases	4.54%	4.47%

Supplemental cash flow information related to leases for the years ended December 31, was as follows:

	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,383	$7,791	$7,535
Financing cash flows from finance leases	313	287	373

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,167	4,704	4,242
Finance leases	—	305	76

Maturities of lease liabilities as of December 31, 2022 are as follows:

	Finance Lease	Operating Lease

2023	$178	$6,919
2024	34	5,417
2025	14	2,408
2026	12	1,394
2027	2	1,138
Thereafter	—	4,272
Total lease payments	240	21,548

Less imputed interest	(10)	(2,870)

Total lease liabilities	$230	$18,678

As of December 31, 2022, we have not entered into any operating or finance leases that have not yet commenced.

Note 7 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the years ended December 31, are as follows:

	2022	2021
Balance as of January 1,	$617,528	$618,440

Goodwill resulting from business combinations	199,162	—

Foreign currency translation	(1,261)	(912)

Balance as of December 31,	$815,429	$617,528

During 2022, the Company acquired In2Bones Global, Inc. and Biorez, Inc. as further described in Note 3. Goodwill resulting from the In2Bones Acquisition amounted to $139.1 million and acquired intangible assets including distributor relationships and developed technology amounted to $64.9 million. Goodwill resulting from the Biorez Acquisition amounted to $60.0 million and acquired intangible assets including developed technology and trademarks and tradenames amounted to $177.9 million.

Total accumulated goodwill impairment losses aggregated $107.0 million at December 31, 2022 and 2021, respectively.

Other intangible assets consist of the following:

	December 31, 2022			December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,854	$(170,870)	$342,452	$(152,934)

Sales representation, marketing and promotional rights	25	149,376	(66,000)	149,376	(60,000)

Patents and other intangible assets	16	79,838	(52,472)	76,392	(50,890)

Developed technology	18	320,204	(34,675)	106,604	(26,495)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,005,816	$(324,017)	$761,368	$(290,319)

Amortization expense related to intangible assets which are subject to amortization totaled $33.7 million, $33.3 million and $34.2 million for the years ending December 31, 2022, 2021 and 2020, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated statements of comprehensive income (loss).

The estimated amortization expense related to intangible assets at December 31, 2022 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
2023	$29,351	$6,000	$35,351
2024	29,059	6,000	35,059
2025	29,551	6,000	35,551
2026	29,308	6,000	35,308
2027	30,347	6,000	36,347

Note 8 - Long Term Debt

Long-term debt consists of the following at December 31:

	2022	2021
Revolving line of credit	$70,000	$140,000
Term loan, net of deferred debt issuance costs of $729 and $1,373 in 2022 and 2021, respectively	133,858	226,196
2.625% convertible notes, net of deferred debt issuance costs of $432 and $3,700 in 2022 and 2021, respectively, and unamortized discount of $23,404 in 2021	69,568	317,896
2.250% convertible notes, net of deferred debt issuance costs of $18,834 in 2022	781,166	—
Financing leases	230	564
Total debt	1,054,822	684,656
Less: Current portion	69,746	12,249
Total long-term debt	$985,076	$672,407

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. The $90.0 million prepayment was accounted for as an extinguishment and resulted in a write-off to other expense of unamortized debt issuance costs of $0.5 million. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. During 2021, we recorded $1.1 million to other expense related to the loss on the early extinguishment and third-party fees associated with the seventh amended and restated credit agreement. Interest rates are at SOFR (4.323% at December 31, 2022) plus an interest rate margin of 1.125% (5.448% at December 31, 2022). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.500% or (iii) the one-month Adjusted SOFR rate plus 1.000%, plus, in each case, an interest rate margin.

There were $134.6 million in borrowings outstanding on the term loan facility as of December 31, 2022. There were $70.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2022. Our available borrowings on the revolving credit facility at December 31, 2022 were $513.2 million with approximately $1.8 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of December 31, 2022. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.625% Convertible Notes

On January 29, 2019, we issued $345.0 million aggregate principal amount of 2.625% convertible notes due in 2024. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The 2.625% Notes will mature on February 1, 2024, unless earlier repurchased or converted. The 2.625% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The 2.625% Notes may be converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of 2.625% Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the 2.625% Notes may convert the 2.625% Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of the 2.625% Notes will also have the right to convert the 2.625% Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of the net proceeds from the offering of the 2.625% Notes were used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. During the year ended December 31, 2022, the Company recorded a loss on extinguishment of $103.1 million to other expense based on the fair value of the shares of the Company’s common stock issued in connection with the extinguishment. This loss was not deductible for tax purposes. We also recorded a write-off to other expense of unamortized debt issuance costs related to the 2.625% Notes of $2.9 million. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. The $70.0 million in 2.625% Notes are reflected in the current portion of long-term debt at December 31, 2022.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 2.625% Notes was estimated to be 6.14%, which resulted in $51.6 million of the $345.0 million aggregate principal amount of 2.625% Notes issued, or $39.1 million after taxes, being attributable to equity.  For the years ended December 31, 2021 and 2020, we have recorded interest expense related to the amortization of debt discount on the 2.625% Notes of $10.2 million and $9.7 million respectively, at the effective interest rate of 6.14%. On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach as further described in Note 2. This ASU eliminated the equity component separately recorded for the conversion features associated with the convertible notes and related debt discount.  For the years ended December 31, 2022, 2021 and 2020, we have recorded interest expense on the 2.625% Notes of $4.8 million, $9.1 million and $9.1 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the 2.625% Notes was approximately $79.0 million as of December 31, 2022 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.625% Notes in an over-the-counter market transaction on the last business day of the period.

2.250% Convertible Notes

On June 6, 2022, we issued $800.0 million aggregate principal amount of 2.250% Notes. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2022. The 2.250% Notes will mature on June 15, 2027, unless earlier repurchased or converted. The 2.250% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock, with the principal required to be paid in cash. The 2.250% Notes may be converted at an initial conversion rate of 6.8810 shares of our common stock per $1,000 principal amount of the 2.250% Notes (equivalent to an initial conversion price of approximately $145.33 per share of common stock). Holders of the 2.250% Notes may convert the 2.250% Notes at their option at any time on or after March 15, 2027 through the second scheduled trading day preceding the maturity date. Holders of the 2.250% Notes will also have the right to convert the 2.250% Notes prior to March 15, 2027, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of these proceeds were used to repurchase and extinguish a portion of the 2.625% Notes, pay off our then outstanding balance on our revolving line of credit, pay down $90.0 million of our term loan and partially pay for the In2Bones Acquisition. In addition, approximately $115.6 million of the proceeds were used to pay the cost of certain convertible notes hedge transactions related to the 2.250% Notes.

For the year ended December 31, 2022, we have recorded interest expense on the 2.250% Notes of $10.3 million at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $731.0 million as of December 31, 2022 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the year.

Convertible Notes Hedge Transactions

In connection with the offering of the 2.625% and 2.250% Notes, we entered into convertible note hedge transactions with a number of financial institutions (each, an “option counterparty”). The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the respective Notes, the number of shares of our common stock underlying the 2.625% and 2.250% Notes. Concurrent with entering into the convertible note hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($114.92 for the 2.625% Notes and $251.53 for the 2.250% Notes) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants as noted in Note 1, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at December 31, 2022 are as follows:

2023	$70,000
2024	—
2025	—
2026	204,587
2027	800,000
The above amounts exclude debt discount, deferred debt issuance costs and financing leases.

Note 9 - Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	2022	2021	2020
Current tax expense (benefit):
Federal	$98	$(97)	$(729)
State	1,582	609	86
Foreign	14,082	7,046	6,963
	15,762	7,558	6,320
Deferred income tax expense (benefit):
Federal	(4,096)	3,466	(12,253)
State	(1,636)	1,449	(1,173)
Foreign	(310)	(1,910)	(808)
	(6,042)	3,005	(14,234)

Provision (benefit) for income taxes	$9,720	$10,563	$(7,914)

A reconciliation between income taxes computed at the statutory federal rate and the provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 follows:

	2022	2021	2020
Tax provision at statutory rate based on income before income taxes	21.0%	21.0%	21.0%

Stock-based compensation	1.5	(9.4)	(267.7)

Federal research credit	2.4	(2.3)	(124.2)

Valuation allowance	2.5	(2.2)	49.7

Settlement of taxing authority examinations	—	—	(122.9)

Non-deductible premium on extinguishment and change in fair value of convertible notes	(32.2)	—	—

Non-deductible/non-taxable items	(2.9)	0.8	28.6

US tax on worldwide earnings at different rates	(1.8)	(0.4)	(123.7)

Foreign income taxes	(1.8)	3.1	79.9

State income taxes, net of federal tax benefit	(1.4)	3.7	(24.5)

Other, net	(1.0)	0.1	(10.1)

	(13.7)%	14.4%	(493.9)%

The Company has elected to account for Global Intangible Low Tax Income ("GILTI") using the period cost method. The net impact of GILTI including the allowable GILTI deduction is presented in the rate reconciliation as a component of “US tax on worldwide earnings at different rates”.

The tax effects of the significant temporary differences which comprise the deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Assets:
Inventory	$2,939	$4,694
Net operating losses	12,721	18,383
Capitalized research and development	11,402	4,173
Deferred compensation	3,012	2,563
Accounts receivable	3,580	3,147
Compensation and benefits	8,723	6,583
Accrued pension	2,530	3,930
Research and development credit	16,785	15,542
Interest limitation	9,116	—
Convertible notes hedge	36,204	4,869
Lease liabilities	2,735	3,573
Other	4,134	5,741
Less: valuation allowances	(543)	(786)
	113,338	72,412

Liabilities:
Goodwill and intangible assets	152,155	106,065
Depreciation	2,373	2,546
State taxes	11,733	11,833
Unremitted foreign earnings	1,573	2,449
Convertible notes debt discount	—	4,915
Lease right-of-use assets	2,579	3,484
	170,413	131,292

Net liability	$(57,075)	$(58,880)

    Income (loss) before income taxes consists of the following U.S. and foreign income (loss):

	2022	2021	2020
U.S. income (loss)	$(96,114)	$45,260	$(16,026)
Foreign income	25,252	27,845	17,629
Total income (loss)	$(70,862)	$73,105	$1,603

As of December 31, 2022, the amount of federal net operating loss carryforward was $11.0 million and begins to expire in 2027. As of December 31, 2022, the amount of federal research credit carryforward available was $16.8 million.  These credits begin to expire in 2027.

We have accrued tax liabilities related to the amount of unremitted earnings at December 31, 2017 and certain subsequent unremitted earnings as these are not considered permanently reinvested.  Deferred taxes have not been accrued on unremitted earnings subsequent to December 31, 2017 that are considered permanently reinvested. The amount of such untaxed foreign earnings for the periods occurring after December 2017 totaled $28.7 million. If we were to repatriate these funds, we would be required to accrue and pay taxes on such amounts. The Company has estimated foreign withholding taxes of $1.4 million would be due if these earnings were repatriated.

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

The following table summarizes the activity related to our unrecognized tax benefits for the years ending December 31,:

	2022	2021	2020
Balance as of January 1,	$200	$200	$2,170

Increases for positions taken in current periods	—	—	—

Decreases in unrecorded tax positions related to settlement with the taxing authorities	—	—	(1,970)

Decreases in unrecorded tax positions related to lapse of statute of limitations	—	—	—

Balance as of December 31,	$200	$200	$200

If the total unrecognized tax benefits of $0.2 million at December 31, 2022 were recognized, it would reduce our annual effective tax rate.  The amount of interest accrued in 2020, 2021 and 2022 related to these unrecognized tax benefits was not material and is included in the provision (benefit) for income taxes in the consolidated statements of comprehensive income (loss).

Note 10 - Shareholders’ Equity

On February 29, 2012, the Board of Directors adopted a cash dividend policy and declared an initial quarterly dividend of $0.15 per share. On October 28, 2013, the Board of Directors increased the quarterly dividend to $0.20 per share. The total dividend per share was $0.80 for each of 2022, 2021 and 2020. The fourth quarter dividend for 2022 was paid on January 5, 2023 to shareholders of record as of December 16, 2022. The total dividend payable was $6.1 million and $5.9 million at December 31, 2022 and 2021, respectively, and is included in other current liabilities in the consolidated balance sheet.

Our shareholders have authorized 500,000 shares of preferred stock, par value $.01 per share, which may be issued in one or more series by the Board of Directors without further action by the shareholders. As of December 31, 2022 and 2021, no preferred stock had been issued.

    Our Board of Directors has authorized a $200.0 million share repurchase program. Through December 31, 2022, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time.  We may suspend or discontinue the share repurchase program at any time.  During 2022, 2021, and 2020 we did not repurchase any shares.

We have reserved 6.5 million shares of common stock for issuance to employees and directors under two shareholder approved share-based compensation plans (the "Plans") of which approximately 2.8 million shares remain available for grant at December 31, 2022.  The exercise price on all outstanding stock options and stock appreciation rights (“SARs”) is equal to the quoted fair market value of the stock at the date of grant.  Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are valued at the market value of the underlying stock on the date of grant.  Stock options, SARs, RSUs and PSUs are generally non-transferable other than on death and generally become exercisable over a 4 to 5 year period from date of grant.  Stock options and SARs expire 10 years from date of grant.  SARs are only settled in shares of the Company’s stock.  The issuance of shares pursuant to the exercise of stock options and SARs and vesting of RSUs and PSUs are from the Company’s treasury stock.

Total pre-tax stock-based compensation expense recognized in the consolidated statements of comprehensive income (loss) was $21.7 million, $16.3 million and $13.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.  These amounts are included in selling and administrative expense. Tax related benefits of $3.8 million, $3.9 million and $3.2 million were also recognized for the years ended December 31, 2022, 2021 and 2020, respectively.  Cash received from the exercise of stock options was $8.9 million, $19.6 million and $13.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is reflected in cash flows from financing activities in the consolidated statements of cash flows.

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

The following table illustrates the assumptions used in estimating fair value in the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Grant date fair value of stock options and SARs	$49.88	$42.47	$22.62
Expected stock price volatility	38.45%	39.27%	26.89%
Risk-free interest rate	1.68%	0.81%	0.89%
Expected annual dividend yield	0.56%	0.64%	0.82%
Expected life of options & SARs (years)	5.4	5.5	5.5

The following table illustrates the stock option and SAR activity for the year ended December 31, 2022:

	Number of Shares (in 000’s)	Weighted- Average Exercise Price
Outstanding at December 31, 2021	3,264	$80.79

Granted	730	$141.84
Forfeited	(113)	$114.72
Exercised	(180)	$60.80

Outstanding at December 31, 2022	3,701	$92.98
Exercisable at December 31, 2022	1,725	$67.66
Stock options & SARs expected to vest	1,976	$115.09

The weighted average remaining contractual term for SARs and stock options outstanding and exercisable at December 31, 2022 was 6.6 years and 5.1 years, respectively.  The aggregate intrinsic value of SARs and stock options outstanding and exercisable at December 31, 2022 was $49.3 million and $43.0 million, respectively.  The aggregate intrinsic value of stock options and SARs exercised during the years ended December 31, 2022, 2021 and 2020 was $13.6 million, $49.2 million and $26.6 million, respectively.

The following table illustrates the RSU activity for the year ended December 31, 2022:

	Number of Shares (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	51	$101.55

Granted	21	$136.35
Vested	(25)	$100.68
Forfeited	(1)	$113.87

Outstanding at December 31, 2022	46	$117.91

The weighted average fair value of RSU awards granted in the years ended December 31, 2022, 2021 and 2020 was $136.35, $129.94 and $85.45, respectively.

The total fair value of RSUs and PSUs vested was $2.6 million, $2.2 million and $6.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $59.2 million of total unrecognized compensation cost related to nonvested stock options, SARs and RSUs granted under the Plans which is expected to be recognized over a weighted average period of 3.5 years.

We offer to our employees a shareholder-approved Employee Stock Purchase Plan (the “Employee Plan”), under which we reserved 1.0 million shares of common stock for issuance to our employees.  The Employee Plan provides employees with the opportunity to invest from 1% to 10% of their annual salary to purchase shares of CONMED common stock at a purchase price equal to 95% of the fair market value of the common stock on the exercise date.  During 2022, we issued approximately 17,353 shares of common stock under the Employee Plan.  No stock-based compensation expense has been recognized in the accompanying consolidated financial statements as a result of common stock issuances under the Employee Plan.

Note 11 - Revenues

The following tables present revenue disaggregated by product line and timing of revenue recognition for the years ended December 31, 2022, 2021 and 2020:

	2022
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$422,648	$577,625	$1,000,273
Services transferred over time	38,880	6,319	45,199
Total sales from contracts with customers	$461,528	$583,944	$1,045,472

	2021
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$398,963	$567,244	$966,207
Services transferred over time	39,461	4,967	44,428
Total sales from contracts with customers	$438,424	$572,211	$1,010,635

	2020
	Orthopedic Surgery	General Surgery	Total
Timing of Revenue Recognition
Goods transferred at a point in time	$340,318	$484,147	$824,465
Services transferred over time	34,387	3,607	37,994
Total sales from contracts with customers	$374,705	$487,754	$862,459

Revenue disaggregated by primary geographic market where the products are sold is included in Note 12.

Contract liability balances related to the sale of extended warranties to customers are as follows:

	December 31, 2022	December 31, 2021

Contract Liability	$19,114	$16,760

Revenue recognized during years ended December 31, 2022, 2021 and 2020 from amounts included in contract liabilities at the beginning of the period were $11.5 million, $10.3 million and $9.3 million, respectively. There were no material contract assets as of December 31, 2022 and December 31, 2021.

Note 12 - Business Segments and Geographic Areas

We are accounting and reporting for our business as a single operating segment entity engaged in the development, manufacturing and sale on a global basis of surgical devices and related equipment. Our chief operating decision maker (the CEO) evaluates the various global product portfolios on a net sales basis and evaluates profitability, investment, cash flow metrics and allocates resources on a consolidated worldwide basis due to shared infrastructure and resources. Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgical procedures and fees related to sales representation, promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines' net sales and primary geographic market where the products are sold, are as follows for the years ended December 31, 2022, 2021 and 2020:

	2022
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$173,176	$405,777	$578,953
Europe, Middle East & Africa	113,649	84,288	197,937
Asia Pacific	103,353	59,124	162,477
Americas (excluding the United States)	71,350	34,755	106,105
Total sales from contracts with customers	$461,528	$583,944	$1,045,472

	2021
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$158,553	$393,980	$552,533
Europe, Middle East & Africa	108,457	81,238	189,695
Asia Pacific	107,590	63,628	171,218
Americas (excluding the United States)	63,824	33,365	97,189
Total sales from contracts with customers	$438,424	$572,211	$1,010,635

	2020
	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$139,715	$342,349	$482,064
Europe, Middle East & Africa	90,998	70,086	161,084
Asia Pacific	93,636	46,961	140,597
Americas (excluding the United States)	50,356	28,358	78,714
Total sales from contracts with customers	$374,705	$487,754	$862,459

Sales are attributed to countries based on the location of the customer. There were no significant investments in long-lived assets located outside the United States at December 31, 2022 and 2021.  No single customer represented over 10% of our consolidated net sales for the years ended December 31, 2022, 2021 and 2020.

Note 13 - Employee Benefit Plans

We sponsor an employee savings plan (“401(k) plan”) covering substantially all of our United States based employees. We also sponsor a defined benefit pension plan (the “pension plan”) that was frozen in 2009. It covered substantially all our United States based employees at the time it was frozen.

Total employer contributions to the 401(k) plan were $9.9 million, $9.2 million and $8.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

We use a December 31, measurement date for our pension plan.  Cumulative gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized on a straight-line basis over the lesser of the expected average remaining life expectancy of the plan's participants or 11.38 years. The limit of 11.38 years is adjusted to reflect the percentage change in the average remaining service period for the plan's active membership.

The following table provides a reconciliation of the projected benefit obligation, plan assets and funded status of the pension plan at December 31:

	2022	2021
Accumulated benefit obligation	$71,203	$95,508

Change in benefit obligation
Projected benefit obligation at beginning of year	$95,508	$101,242
Service cost	1,077	991
Interest cost	2,148	1,803
Actuarial gain	(23,607)	(3,427)
Benefits paid	(2,805)	(2,703)
Settlements	(1,118)	(2,398)
Projected benefit obligation at end of year	$71,203	$95,508

Change in plan assets
Fair value of plan assets at beginning of year	$79,404	$76,940
Actual gain (loss) on plan assets	(13,125)	7,565
Benefits paid	(2,805)	(2,703)
Settlements	(1,118)	(2,398)
Fair value of plan assets at end of year	$62,356	$79,404

Funded status	$(8,847)	$(16,104)

The projected benefit obligation decreased $24.3 million as of December 31, 2022 mainly due to the increase in the discount rate from 2.81% at December 31, 2021 to 5.41% at December 31, 2022 and changes in the lump sum conversion rates.

Amounts recognized in the consolidated balance sheets consist of the following at December 31,:

	2022	2021
Other long-term liabilities	$(8,847)	$(16,104)
Accumulated other comprehensive loss	(31,346)	(39,122)

Accumulated other comprehensive loss for the years ended December 31, 2022 and 2021 consists of net actuarial losses not yet recognized in net periodic pension cost (before income taxes).

The following actuarial assumptions were used to determine our accumulated and projected benefit obligations as of December 31,:

	2022	2021
Discount rate	5.41%	2.81%

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) in 2022 and 2021 are as follows:

	2022	2021
Current year actuarial loss	$5,228	$5,836
Amortization of actuarial loss	2,589	3,327
Total recognized in other comprehensive income (loss)	$7,817	$9,163

Net periodic pension cost for the years ended December 31, consists of the following:

	2022	2021	2020
Service cost	$1,077	$991	$717
Interest cost on projected benefit obligation	2,148	1,803	2,555
Expected return on plan assets	(5,295)	(5,155)	(5,021)
Amortization of loss	2,589	3,327	2,821
Net periodic pension cost	$519	$966	$1,072

Non-service cost of $0.4 million is included in other expense in the consolidated statements of comprehensive income (loss) for the year ended 2020. Non-service pension cost/(benefit) was immaterial for the years ended 2022 and 2021.

The following actuarial assumptions were used to determine our net periodic pension benefit cost for the years ended December 31,:

	2022	2021	2020
Discount rate on benefit obligation	2.81%	2.44%	3.33%
Effective rate for interest on benefit obligation	2.33%	1.83%	2.88%
Expected return on plan assets	7.00%	7.00%	7.00%

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

Mortality assumptions are based on published mortality studies developed primarily based on past experience of the broad population and modified for projected longevity trends. The mortality assumptions used for 2022 and 2021 are based on the Pri-2012 Mortality Tables using the MP-2021 mortality improvement scale.

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

The allocation of plan assets by category is as follows at December 31,:

	Percentage of Pension Plan Assets		Target Allocation
	2022	2021	2023
Equity securities	72%	73%	75%
Debt securities	28%	27%	25%
Total	100%	100%	100%

As of December 31, 2022, the pension plan held 27,562 shares of our common stock, which had a fair value of $2.4 million.  We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when deemed appropriate.

FASB guidance defines fair value and establishes a framework for measuring fair value and related disclosure requirements as described in Note 16. Following is a description of the valuation methodologies used for our pension assets. There have been no changes in the methodologies used at December 31, 2022 and 2021:

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

The following table sets forth the value of the pension plan's assets as of December 31, 2022 and December 31, 2021:

	2022	2021
Investments measured at fair value:
Level 1
Common Stock	$6,628	$9,767
Fixed Income Securities	15,963	20,272
Total Investments measured at fair value	22,591	30,039

Investments measured at NAV:
Money Market Fund	1,477	1,098
Mutual Funds	38,288	48,267
Total Investments measured at NAV	39,765	49,365

Total Investments	$62,356	$79,404

We do not expect to make any contributions to our pension plan for 2023.

The following table summarizes the benefits and settlements expected to be paid by our pension plan in each of the next five years and in aggregate for the following five years. The expected payments are estimated based on the same assumptions used to measure the Company’s projected benefit obligation at December 31, 2022.

2023	$5,948
2024	5,643
2025	5,823
2026	6,143
2027	5,538
2028-2032	25,737

Note 14 - Legal Matters and Contingencies

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

Both actions are in their early stages. The Company’s motion to dismiss in the Cobb County action was heard on January 10, 2022, and the Court issued a ruling on June 15, 2022 dismissing 44 of the 51 plaintiffs' claims as precluded by the exclusive workers' compensation remedy, as well as one claim from a non-employee plaintiff. As to the remaining claims that were not the subject of the motion to dismiss, CONMED believes it has strong defenses and will vigorously defend itself and all parties it is indemnifying. As with any litigation, there are risks, including the risk that CONMED may not prevail with respect to the defense of the underlying claims, or with respect to securing adequate insurance coverage for the indemnification claims. The Company is unable to estimate a range of possible loss at this time, and has not recorded any expense related to potential damages in connection with this matter because the Company does not believe any potential loss is probable.

CONMED submitted the foregoing claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED has been litigating two lawsuits in the United States District Court for the Northern District of New York with Federal Insurance Company (“Chubb”): one involving CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action, and the other concerning CONMED’s claim for coverage for the indemnification claims arising from the Douglas County Action. On March 10, 2022, the Court ruled in favor of CONMED with respect to coverage for the indemnification claims arising from the Cobb County Action. Chubb's motion for reconsideration was denied, and Chubb filed a notice of appeal. On August 9, 2022, CONMED won a similar ruling finding in its favor and against Chubb as to the coverage case concerning the Douglas County Action. Chubb appealed that decision as well. CONMED believed its position was well-grounded in the facts and the law. Chubb subsequently withdrew its appeal and agreed to pay for the underlying defense of the two claims, subject to certain reservations of rights, and in January 2023 agreed to reimburse CONMED for certain costs it had previously incurred in connection with the defense of the two lawsuits. There can be no assurance that Chubb will honor its obligations prospectively.

In addition, one of CONMED’s contract sterilizers, which is defending toxic tort claims asserted by various residents in the areas around its processing facility, has placed CONMED on notice of a claim for indemnification relating to some of those claims. CONMED is reviewing the notice, and has not at this time taken any position on the notice.

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. Since the law was enacted, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 – 2018. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. The Company is challenging the imposition of the medical device tax in Italy, as have many other medical device companies, on the ground that the law was never implemented properly with regulations. While the Company is informed that its position is well-grounded in the law, there can be no assurance that the Company will prevail. In January 2023, the Italian government postponed the due date for payment of the tax to April 30, 2023, to allow time for Italian courts to rule on the constitutionality of the law. No amounts have been remitted to date.

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

Note 15 - Guarantees

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

Changes in the carrying amount of standard warranties for the years ended December 31, are as follows:

	2022	2021	2020
Balance as of January 1,	$2,344	$1,826	$2,186

Provision for warranties	224	1,458	783
Claims made	(624)	(940)	(1,143)

Balance as of December 31,	$1,944	$2,344	$1,826

Costs associated with extended warranty repairs are recorded as incurred and amounted to $5.9 million, $6.8 million and $6.1 million for the years ended December 31, 2022, 2021 and 2020 respectively.

Note 16 - Fair Value Measurement

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

    The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	December 31, 2022	December 31, 2021
Forward exchange contracts	Cash flow hedge	$198,473	$172,894
Forward exchange contracts	Non-designated	81,929	38,897

The remaining time to maturity as of December 31, 2022 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income (loss) presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated statements of comprehensive income (loss) and our consolidated balance sheets:

	Amount of Gain (Loss) Recognized in AOCI			Consolidated Statements of Comprehensive Income (Loss)				Amount of Gain (Loss) Reclassified from AOCI
	Years Ended				Total Amount of Line Item Presented			Years Ended
Derivative Instrument	2022	2021	2020	Location of amount reclassified	2022	2021	2020	2022	2021	2020

Foreign exchange contracts	$14,494	$8,650	$(7,111)	Net Sales	$1,045,472	$1,010,635	$862,459	$15,085	$(5,421)	$1,997
				Cost of Sales	474,227	442,599	402,159	939	1,411	(619)
Pre-tax gain (loss)	$14,494	$8,650	$(7,111)					$16,024	$(4,010)	$1,378
Tax expense (benefit)	3,513	2,090	(1,718)					3,884	(969)	333
Net gain (loss)	$10,981	$6,560	$(5,393)					$12,140	$(3,041)	$1,045

At December 31, 2022, $2.8 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges offset by gains and losses on our intercompany receivables on our consolidated statements of comprehensive income (loss) were:

		Years Ended
Derivative Instrument	Location on Consolidated Statements of Comprehensive Income (Loss)	2022	2021	2020

Net loss on currency forward contracts	Selling and administrative expense	$(240)	$(451)	$(2,269)
Net gain (loss) on currency transaction exposures	Selling and administrative expense	$(1,950)	$(1,832)	$646

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at December 31, 2022 and 2021:

December 31, 2022	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,757	$(3,121)	$3,636
Foreign exchange contracts	Other long-term liabilities	60	(400)	(340)
		$6,817	$(3,521)	$3,296

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	48	(395)	(347)

Total derivatives		$6,865	$(3,916)	$2,949

December 31, 2021	Location on Consolidated Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$5,331	$(430)	$4,901
Foreign exchange contracts	Other long-term liabilities	82	(161)	(79)
		$5,413	$(591)	$4,822

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	38	(180)	(142)

Total derivatives		$5,451	$(771)	$4,680

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 consist of forward foreign exchange contracts. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.  The Company values contingent consideration using Level 3 inputs. These include projected payment dates, discount rates, revenue volatilities, and projected revenues. The fair value of contingent consideration related to the In2Bones Acquisition increased to $70.2 million at December 31, 2022 from $69.4 million at the date of the acquisition and the fair value of contingent consideration related to the Biorez Acquisition increased to $116.2 million at December 31, 2022 from $114.5 million at the date of the acquisition. We recognized the $2.5 million fair value adjustments to contingent consideration in selling and administrative expense. These adjustments related to the passage of time and changes in market assumptions. Contingent consideration of $18.6 million and $167.8 million is included in other current liabilities and other long term liabilities, respectively, in the consolidated balance sheet at December 31, 2022.

The carrying amounts reported in our balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)
					Balance at End of Period
Description				Deductions
2022
Allowance for bad debts	$4,528	$1,400	$230	$(650)	$5,508
Sales returns and
allowance	4,441	2,923	—	(976)	6,388
Deferred tax asset
valuation allowance	786	—	1,571	(1,814)	543

2021
Allowance for bad debts	$3,876	$2,305	$—	$(1,653)	$4,528
Sales returns and
allowance	3,684	1,261	—	(504)	4,441
Deferred tax asset
valuation allowance	2,721	621	—	(2,556)	786

2020
Allowance for bad debts	$2,786	$1,611	$—	$(521)	$3,876
Sales returns and
allowance	3,667	384	—	(367)	3,684
Deferred tax asset
valuation allowance	1,732	989	—	—	2,721

(1) During 2022, allowances were assumed as part of the In2Bones acquisition.

Item 16. Form 10-K Summary

Registrants may voluntarily provide a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.