Form 10-Q
period 2023-03-31
CONMED Corp
filed 2023-04-27
CIK 816956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
March 31, 2023	001-39218
CONMED CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware			16-0977505
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11311 Concept Blvd	Largo,	Florida	33773
(Address of principal executive offices)			(Zip Code)
(727) 392-6464
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CNMD	NYSE
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, as of April 24, 2023 is 30,575,290 shares.

CONMED CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I FINANCIAL INFORMATION
Item 1.
CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$295,468	$242,327

Cost of sales	140,147	106,336

Gross profit	155,321	135,991

Selling and administrative expense	130,083	102,875

Research and development expense	12,539	10,672

Operating expenses	142,622	113,547

Income from operations	12,699	22,444

Interest expense	10,255	4,998

Income before income taxes	2,444	17,446

Provision for income taxes	625	2,471

Net income	$1,819	$14,975

Comprehensive income	$4,695	$16,415

Per share data:

Net income
Basic	$0.06	$0.51
Diluted	0.06	0.47

Weighted average common shares
Basic	30,511	29,428
Diluted	31,204	35,155

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, in thousands except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$26,494	$28,942
Accounts receivable, net	213,182	191,345
Inventories	335,370	332,320
Prepaid expenses and other current assets	35,042	28,619
Total current assets	610,088	581,226
Property, plant and equipment, net	115,356	115,611
Goodwill	815,499	815,429
Other intangible assets, net	673,538	681,799
Other assets	105,639	103,527
Total assets	$2,320,120	$2,297,592

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$69,693	$69,746
Accounts payable	76,680	73,393
Accrued compensation and benefits	49,378	54,733
Other current liabilities	124,935	98,680
Total current liabilities	320,686	296,552

Long-term debt	995,276	985,076
Deferred income taxes	65,546	66,725
Other long-term liabilities	186,159	203,694
Total liabilities	1,567,667	1,552,047

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share;
authorized 500,000 shares; none outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,299,194 shares issued in 2023 and 2022, respectively	313	313
Paid-in capital	419,517	413,235
Retained earnings	408,337	412,631
Accumulated other comprehensive loss	(54,982)	(57,858)
Less: 738,718 and 811,532 shares of common stock in treasury, at cost, in 2023 and 2022, respectively	(20,732)	(22,776)
Total shareholders’ equity	752,453	745,545
Total liabilities and shareholders’ equity	$2,320,120	$2,297,592

 See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except per share amounts)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	31,299	$313	$413,235	$412,631	$(57,858)	$(22,776)	$745,545
Common stock issued under employee plans			556			2,044	2,600
Stock-based compensation			5,726				5,726
Dividends on common stock ($0.20 per share)				(6,113)			(6,113)
Comprehensive income:
Cash flow hedging gain, net					877
Pension liability, net					403
Foreign currency translation adjustments					1,596
Net income				1,819
Total comprehensive income							4,695
Balance at March 31, 2023	31,299	$313	$419,517	$408,337	$(54,982)	$(20,732)	$752,453

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,299	$313	$396,771	$496,605	$(54,203)	$(54,051)	$785,435
Common stock issued under employee plans			2,232			4,020	6,252
Stock-based compensation			4,463				4,463
Dividends on common stock ($0.20 per share)				(5,899)			(5,899)
Comprehensive income (loss):
Cash flow hedging gain, net					1,082
Pension liability, net					521
Foreign currency translation adjustments					(163)
Net income				14,975
Total comprehensive income							16,415
Cumulative effect of change in accounting principle(1)			(37,911)	20,791			(17,120)
Balance at March 31, 2022	31,299	$313	$365,555	$526,472	$(52,763)	$(50,031)	$789,546
(1)We recorded the cumulative impact of adopting Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity in 2022.

See notes to consolidated condensed financial statements.

CONMED CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,819	$14,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,057	4,032
Amortization of deferred debt issuance costs	1,506	880
Amortization	13,877	12,799
Stock-based compensation	5,726	4,463
Deferred income taxes	(1,140)	177
Non-cash adjustment to fair value of contingent consideration liability	4,436	—
Increase (decrease) in cash flows from changes in assets and liabilities:
Accounts receivable	(20,666)	(163)
Inventories	(3,016)	(21,857)
Accounts payable	2,699	9,205
Accrued compensation and benefits	(5,722)	(14,966)
Other assets	(11,372)	(6,129)
Other liabilities	3,949	(3,088)
Net cash (used in) provided by operating activities	(3,847)	328

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,254)	(3,687)
Net cash used in investing activities	(4,254)	(3,687)

Cash flows from financing activities:
Payments on term loan	—	(2,981)
Payments on revolving line of credit	(164,000)	(99,000)
Proceeds from revolving line of credit	173,000	110,000
Payments related to contingent consideration	—	(798)
Dividends paid on common stock	(6,098)	(5,874)
Other, net	2,448	6,142
Net cash provided by financing activities	5,350	7,489

Effect of exchange rate changes on cash and cash equivalents	303	(113)

Net (decrease) increase in cash and cash equivalents	(2,448)	4,017

Cash and cash equivalents at beginning of period	28,942	20,847

Cash and cash equivalents at end of period	$26,494	$24,864

Non-cash investing and financing activities:
Dividends payable	$6,113	$5,899
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

Note 2 - Interim Financial Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The information herein reflects all normal recurring material adjustments, which are, in the opinion of management, necessary to fairly present the results for the periods presented. The consolidated condensed financial statements herein consist of all wholly-owned domestic and foreign subsidiaries with all significant intercompany transactions eliminated. Results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K.

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

While there has been uncertainty and disruption in the global economy and financial markets, we are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of April 27, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Note 3 – New Accounting Pronouncements

Recently Issued Accounting Standards, Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance if certain criteria are met for entities that have contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued as a result of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022 and was extended through December 31, 2024 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted these ASUs as of March 31, 2023. Our seventh amended and restated senior credit agreement includes language to address the change from LIBOR to SOFR, an alternative base rate, therefore we do not believe reference rate reform will have a significant impact on our consolidated financial statements.

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

We recorded $11.8 million in net sales for In2Bones during the three months ended March 31, 2023. Earnings recorded in the consolidated condensed statement of comprehensive income for the three months ended March 31, 2023 were not material. We also believe the proforma information is immaterial for disclosure for the three months ended March 31, 2022.

During the three months ended March 31, 2023, we incurred costs for the amortization of inventory step-up to fair value of $2.1 million related to the In2Bones acquisition which are recorded in cost of sales.

On August 9, 2022, we acquired Biorez, Inc. ("Biorez") and all of its stock (the "Biorez Acquisition") for an aggregate upfront payment of $85.5 million in cash. We paid $83.8 million as of March 31, 2023, with a $1.7 million holdback, pursuant to the merger agreement for the Biorez Acquisition. In addition, there are potential earn-out payments to Biorez’ equity holders in an amount up to $165.0 million based on the achievement of certain revenue targets for Biorez products during the sixteen (16) successive quarters commencing on October 1, 2022. Biorez is a medical device start-up focused on advancing the healing of soft tissue using its proprietary BioBrace® implant technology. The Biorez Acquisition was funded through a combination of cash on hand and long-term borrowings.

Net sales and earnings for Biorez were immaterial for the three months ended March 31, 2023. We also believe the proforma information is immaterial for disclosure for the three months ended March 31, 2022.

The allocation of purchase price for these acquisitions is preliminary and therefore subject to adjustment during the measurement adjustment periods.

Note 5 - Revenues

The following tables present revenue disaggregated by primary geographic market where the products are sold, by product line and timing of revenue recognition:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Orthopedic Surgery	General Surgery	Total	Orthopedic Surgery	General Surgery	Total
Primary Geographic Markets
United States	$48,944	$115,645	$164,589	$37,947	$93,280	$131,227
Europe, Middle East & Africa	33,120	22,896	56,016	29,980	20,326	50,306
Asia Pacific	30,121	15,986	46,107	23,418	12,954	36,372
Americas (excluding the United States)	18,990	9,766	28,756	16,172	8,250	24,422
Total sales from contracts with customers	$131,175	$164,293	$295,468	$107,517	$134,810	$242,327

Timing of Revenue Recognition
Goods transferred at a point in time	$121,122	$162,590	$283,712	$98,204	$133,322	$231,526
Services transferred over time	10,053	1,703	11,756	9,313	1,488	10,801
Total sales from contracts with customers	$131,175	$164,293	$295,468	$107,517	$134,810	$242,327

Contract liability balances related to the sale of extended warranties to customers are as follows:

	March 31, 2023	December 31, 2022

Contract liability	$18,887	$19,114

Revenue recognized during the three months ended March 31, 2023 and March 31, 2022 from amounts included in contract liabilities at the beginning of the period were $4.2 million and $3.9 million, respectively. There were no material contract assets as of March 31, 2023 and December 31, 2022.

Note 6 – Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2023	2022
Net income	$1,819	$14,975

Other comprehensive income:
Cash flow hedging gain, net of income tax (income tax expense of $280 and $346 for the three months ended March 31, 2023 and 2022, respectively)	877	1,082
Pension liability, net of income tax (income tax expense of $129 and $127 for the three months ended March 31, 2023 and 2022, respectively)	403	521
Foreign currency translation adjustment	1,596	(163)

Comprehensive income	$4,695	$16,415

Accumulated other comprehensive loss consists of the following:

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$2,497	$(23,749)	$(36,606)	$(57,858)

Other comprehensive income before reclassifications, net of tax	1,923	—	1,596	3,519
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,381)	532	—	(849)
Income tax	335	(129)	—	206

Net current-period other comprehensive income	877	403	1,596	2,876

Balance, March 31, 2023	$3,374	$(23,346)	$(35,010)	$(54,982)

	Cash Flow Hedging Gain (Loss)	Pension Liability	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$3,656	$(29,671)	$(28,188)	$(54,203)

Other comprehensive income (loss) before reclassifications, net of tax	2,460	—	(163)	2,297
Amounts reclassified from accumulated other comprehensive income (loss) before tax[a]	(1,819)	648	—	(1,171)
Income tax	441	(127)	—	314

Net current-period other comprehensive income (loss)	1,082	521	(163)	1,440

Balance, March 31, 2022	$4,738	$(29,150)	$(28,351)	$(52,763)
(a) The cash flow hedging gain (loss) and pension liability accumulated other comprehensive loss components are included in sales or cost of sales and as a component of net periodic pension cost, respectively. Refer to Note 7 and Note 13, respectively, for further details.

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

The following table presents the notional contract amounts for forward contracts outstanding:

		As of
	FASB ASC Topic 815 Designation	March 31, 2023	December 31, 2022
Forward exchange contracts	Cash flow hedge	$199,005	$198,473
Forward exchange contracts	Non-designated	98,173	81,929

The remaining time to maturity as of March 31, 2023 is within two years for hedge designated foreign exchange contracts and approximately one month for non-hedge designated forward exchange contracts.

Statement of comprehensive income presentation

Derivatives designated as cash flow hedges

Foreign exchange contracts designated as cash flow hedges had the following effects on accumulated other comprehensive income (loss) ("AOCI") and net earnings on our consolidated condensed statements of comprehensive income and our consolidated condensed balance sheets:

	Amount of Gain Recognized in AOCI		Consolidated Condensed Statements of Comprehensive Income			Amount of Gain Reclassified from AOCI
	Three Months Ended March 31,
				Total Amount of Line Item Presented
Derivative Instrument	2023	2022	Location of amount reclassified	2023	2022	2023	2022

Foreign exchange contracts	$2,538	$3,247	Net Sales	$295,468	$242,327	$575	$1,744
			Cost of Sales	140,147	106,336	806	75
Pre-tax gain	$2,538	$3,247				$1,381	$1,819
Tax expense	615	787				335	441
Net gain	$1,923	$2,460				$1,046	$1,378

At March 31, 2023, $3.3 million of net unrealized gains on forward contracts accounted for as cash flow hedges, and included in accumulated other comprehensive loss, are expected to be recognized in earnings in the next twelve months.

Derivatives not designated as cash flow hedges

Net gains and losses from derivative instruments not accounted for as hedges and losses on our intercompany receivables on our consolidated condensed statements of comprehensive income were:

		Three Months Ended March 31,
Derivative Instrument	Location on Consolidated Condensed Statements of Comprehensive Income	2023	2022

Net loss on currency forward contracts	Selling and administrative expense	$(366)	$(958)
Net gain on currency transaction exposures	Selling and administrative expense	$76	$415

Balance sheet presentation

We record these forward foreign exchange contracts at fair value. The following tables summarize the fair value for forward foreign exchange contracts outstanding at March 31, 2023 and December 31, 2022:

March 31, 2023	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,869	$(2,476)	$4,393
Foreign exchange contracts	Other assets	485	(424)	61
		$7,354	$(2,900)	$4,454

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	52	(334)	(282)

Total derivatives		$7,406	$(3,234)	$4,172

December 31, 2022	Location on Consolidated Condensed Balance Sheet	Asset Fair Value	Liabilities Fair Value	Net Fair Value
Derivatives designated as hedged instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,757	$(3,121)	$3,636
Foreign exchange contracts	Other long-term liabilities	60	(400)	(340)
		$6,817	$(3,521)	$3,296

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	48	(395)	(347)

Total derivatives		$6,865	$(3,916)	$2,949

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

Valuation Techniques. Assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2023 consist of forward foreign exchange contracts and contingent consideration. The Company values its forward foreign exchange contracts using quoted prices for similar assets. The most significant assumption is quoted currency rates. The value of the forward foreign exchange contract assets and liabilities were valued using Level 2 inputs and are listed in the table above.

The Company values contingent consideration from the In2Bones and Biorez acquisitions using Level 3 inputs. The contingent consideration was recorded at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected payment dates, discount rates, revenue volatilities and projected revenues. The recurring Level 3 fair value measurements of contingent consideration for which the liabilities are recorded include the following significant unobservable inputs as of March 31, 2023:

	Assumptions
Unobservable Input	In2Bones	Biorez

Discount rate	6.52%	11.32%
Revenue volatility	13.11%	20.88%
Projected year of payment	2023-2026	2023-2026

Adjustments to the fair value of contingent consideration relate to the passage of time and changes in market assumptions. Changes in the fair value of contingent consideration liabilities for the three months ended March 31, 2023 are as follows:

	In2Bones	Biorez	Location in Financial Statements
Balance as of January 1, 2023	$70,198	$116,234

Changes in fair value of contingent consideration	2,637	1,799	Selling and administrative expense

Balance as of March 31, 2023	$72,835	$118,033

Contingent consideration of $38.7 million and $152.2 million is included in other current liabilities and other long-term liabilities, respectively, in the consolidated condensed balance sheet at March 31, 2023. Contingent consideration of $18.6 million and $167.8 million is included in other current liabilities and other long term liabilities, respectively, in the consolidated condensed balance sheet at December 31, 2022.

The carrying amounts reported in our consolidated condensed balance sheets for cash and cash equivalents, accounts receivable, accounts payable and variable long-term debt approximate fair value.

Note 8 - Inventories

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$124,122	$110,677
Work-in-process	26,487	26,166
Finished goods	184,761	195,477
Total	$335,370	$332,320

Note 9 – Earnings Per Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Basic EPS	Adjustments	Diluted EPS	Basic EPS	Adjustments	Diluted EPS
Net income	$1,819	$—	$1,819	$14,975	$1,715	$16,690

Weighted average shares outstanding	30,511	—	30,511	29,428	—	29,428

Stock compensation	—	629	629	—	1,158	1,158

Warrants	—	—	—	—	684	684

Convertible notes	—	64	64	—	3,885	3,885

	30,511	693	31,204	29,428	5,727	35,155

EPS	$0.06		$0.06	$0.51		$0.47

The shares used in the calculation of diluted EPS exclude stock options and stock appreciation rights to purchase shares where the exercise price was greater than the average market price of common shares for the period and the effect of the inclusion would be anti-dilutive. Such shares aggregated approximately 2.2 million and 0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Note 10 – Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the three months ended March 31, 2023 are as follows:

Balance as of December 31, 2022	$815,429

Foreign currency translation	70

Balance as of March 31, 2023	$815,499
Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Other intangible assets consist of the following:

	March 31, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with definite lives:	22

Customer and distributor relationships	24	$369,881	$(175,291)	$369,854	$(170,870)

Sales representation, marketing and promotional rights	25	149,376	(67,500)	149,376	(66,000)

Developed technology	18	320,204	(37,146)	320,204	(34,675)

Patents and other intangible assets	16	80,335	(52,865)	79,838	(52,472)

Intangible assets with indefinite lives:

Trademarks and tradenames		86,544	—	86,544	—

		$1,006,340	$(332,802)	$1,005,816	$(324,017)

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

Amortization expense related to intangible assets which are subject to amortization totaled $8.8 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively, and is included as a reduction of revenue (for amortization related to our sales representation, marketing and promotional rights) and in selling and administrative expense (for all other intangible assets) in the consolidated condensed statements of comprehensive income.

The estimated intangible asset amortization expense remaining for the year ending December 31, 2023 and for each of the five succeeding years is as follows:

	Amortization included in expense	Amortization recorded as a reduction of revenue	Total
Remaining, 2023	$21,947	$4,500	$26,447
2024	28,773	6,000	34,773
2025	29,563	6,000	35,563
2026	29,316	6,000	35,316
2027	30,367	6,000	36,367
2028	33,507	6,000	39,507

Note 11 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
Revolving line of credit	$79,000	$70,000
Term loan, net of deferred debt issuance costs of $678 and $729 in 2023 and 2022, respectively	133,910	133,858
2.625% convertible notes, net of deferred debt issuance costs of $332 and $432 in 2023 and 2022, respectively	69,668	69,568
2.250% convertible notes, net of deferred debt issuance costs of $17,771 and $18,834 in 2023 and 2022, respectively	782,229	781,166
Financing leases	162	230
Total debt	1,064,969	1,054,822
Less: Current portion	69,693	69,746
Total long-term debt	$995,276	$985,076

Seventh Amended and Restated Senior Credit Agreement

On July 16, 2021, we entered into a seventh amended and restated senior credit agreement consisting of: (a) a $233.5 million term loan facility and (b) a $585.0 million revolving credit facility. The revolving credit facility will terminate and the loans outstanding under the term loan facility will expire on July 16, 2026. The term loan was payable in quarterly installments increasing over the term of the facility. During 2022, we made a $90.0 million prepayment on the term loan facility resulting in the elimination of such quarterly payments with the remaining balance due upon the expiration of the term loan facility. Proceeds from the term loan facility and borrowings under the revolving credit facility were used to repay the then existing senior credit agreement. Interest rates are at the term secured overnight financing rate plus 0.1148% ("Adjusted Term SOFR") (4.927% at March 31, 2023) plus an interest rate margin of 1.125% (6.052% at March 31, 2023). For borrowings where we elect to use the alternate base rate, the initial base rate is the greatest of (i) the Prime Rate, (ii) the Federal Funds Rate plus 0.50% or (iii) the one-month Adjusted Term SOFR plus 1.00%, plus, in each case, an interest rate margin.

There were $134.6 million in borrowings outstanding on the term loan facility as of March 31, 2023. There were $79.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2023. Our available borrowings on the revolving credit facility at March 31, 2023 were $504.2 million with approximately $1.8 million of the facility set aside for outstanding letters of credit. The carrying amounts of the term loan and revolving credit facility approximate fair value.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

2.625% Convertible Notes

On January 29, 2019, we issued $345.0 million aggregate principal amount of 2.625% convertible notes due in 2024 (the "2.625% Notes"). Interest is payable semi-annually in arrears on February 1 and August 1 of each year, commencing August 1, 2019. The 2.625% Notes will mature on February 1, 2024, unless earlier repurchased or converted. The 2.625% Notes represent subordinated unsecured obligations and are convertible under certain circumstances, as defined in the indenture, into a combination of cash and CONMED common stock.  The 2.625% Notes may be converted at an initial conversion rate of 11.2608 shares of our common stock per $1,000 principal amount of 2.625% Notes (equivalent to an initial conversion price of approximately $88.80 per share of common stock). Holders of the 2.625% Notes may convert the 2.625% Notes at their option at any time on or after November 1, 2023 through the second scheduled trading day preceding the maturity date. Holders of the 2.625% Notes will also have the right to convert the 2.625% Notes prior to November 1, 2023, but only upon the occurrence of specified events. The conversion rate is subject to anti-dilution adjustments if certain events occur. A portion of the net proceeds from the offering of the 2.625% Notes were used as part of the financing for the Buffalo Filter acquisition and $21.0 million were used to pay the cost of certain convertible notes hedge transactions as further described below.

On June 6, 2022, the Company repurchased and extinguished $275.0 million principal amount of the 2.625% Notes for aggregate consideration consisting of $275.0 million in cash and approximately 0.9 million shares of the Company's common stock. Concurrently, the Company entered into a Supplemental Indenture related to the remaining $70.0 million in 2.625% Notes, in which the Company irrevocably elected to settle the principal value of those 2.625% Notes in cash. The $70.0 million in 2.625% Notes are reflected in the current portion of long-term debt at March 31, 2023.

For the three months ended March 31, 2023 and 2022, we have recorded interest expense on the 2.625% Notes of $0.5 million and $2.3 million, respectively, at the contractual coupon rate of 2.625%.

The estimated fair value of the 2.625% Notes was approximately $85.3 million as of March 31, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.625% Notes in an over-the-counter market transaction on the last business day of the period.

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

For the three months ended March 31, 2023, we have recorded interest expense on the 2.250% Notes of $4.5 million at the contractual coupon rate of 2.250%.

The estimated fair value of the 2.250% Notes was approximately $796.1 million as of March 31, 2023 based on a market approach which represents a Level 2 valuation in the fair value hierarchy. The estimated fair value was determined based on the estimated or actual bids and offers of the 2.250% Notes in an over-the-counter market transaction on the last business day of the period.

Convertible Notes Hedge Transactions

In connection with the offerings of the 2.625% and 2.250% Notes, we entered into convertible notes hedge transactions with a number of financial institutions (each, an “option counterparty”). The convertible notes hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the respective Notes, the number of shares of our common stock underlying the 2.625% and 2.250% Notes. Concurrent with entering into the convertible notes hedge transactions, we also entered into separate warrant transactions with each option counterparty whereby we sold to such option counterparty warrants to purchase, subject to customary anti-dilution adjustments, the same number of shares of our common stock.

In connection with the repurchase and extinguishment of $275.0 million principal amount of the 2.625% Notes, the Company entered into agreements with the option counterparties to terminate a corresponding portion of the hedges on the 2.625% Notes.

The convertible notes hedge transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible notes hedge transactions, is greater than the strike price of the convertible notes hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. If, however, the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the strike price ($114.92 for the 2.625% Notes and $251.53 for the 2.250% Notes) of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless we elect to settle the warrants in cash.

The scheduled maturities of long-term debt outstanding at March 31, 2023 are as follows:

Remaining, 2023	$70,000
2024	—
2025	—
2026	213,588
2027	800,000
2028	—
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

Changes in the liability for standard warranties for the three months ended March 31, are as follows:

	2023	2022
Balance as of January 1,	$1,944	$2,344

Provision for warranties	115	197
Claims made	(198)	(187)

Balance as of March 31,	$1,861	$2,354

Costs associated with extended warranty repairs are recorded as incurred and amounted to $1.5 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

Note 13 – Pension Plan

Net periodic pension cost consists of the following:

	Three Months Ended March 31,
	2023	2022
Service cost	$194	$269

Interest cost on projected benefit obligation	911	537

Expected return on plan assets	(1,032)	(1,324)

Net amortization and deferral	532	648

Net periodic pension cost	$605	$130

We do not expect to make any pension contributions during 2023. Non-service pension cost/(benefit) was immaterial for the three months ended March 31, 2023 and 2022.

Note 14 – Business Segment
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

	Three Months Ended March 31,
	2023	2022
Orthopedic surgery	$131,175	$107,517
General surgery	164,293	134,810
Consolidated net sales	$295,468	$242,327

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

CONMED submitted the foregoing claims for insurance coverage. One insurer is providing coverage for certain of the claims asserted directly against the Company. CONMED litigated two lawsuits in the United States District Court for the Northern District of New York with Federal Insurance Company (“Chubb”): one involving CONMED’s claim for coverage for the indemnification claims arising from the Cobb County Action, and the other concerning CONMED’s claim for coverage for the indemnification claims arising from the Douglas County Action. On March 10, 2022, the Court ruled in favor of CONMED with respect to coverage for the indemnification claims arising from the Cobb County Action. Chubb's motion for reconsideration was denied, and Chubb filed a notice of appeal. On August 9, 2022, CONMED won a similar ruling finding in its favor and against Chubb as to the coverage case concerning the Douglas County Action. Chubb appealed that decision as well. Chubb subsequently withdrew its appeal in connection with a favorable settlement between the parties. There can be no assurance that Chubb will honor its obligations prospectively.

In addition, one of CONMED’s contract sterilizers, which is defending toxic tort claims asserted by various residents in the areas around its processing facility, has placed CONMED on notice of a claim for indemnification relating to some of those claims. CONMED is reviewing the notice, and has not at this time taken any position on the notice.

The government of Italy passed a law in late 2015 to tax medical device companies on revenue derived from sales to public hospitals. The tax is calculated and based on provincial spending over and above certain thresholds. Since the law was enacted, the Italian government essentially made no effort to administer or collect the tax. A lack of interpretative guidance and complexity of the law resulted in uncertainty as to the actual amount of liability. In September 2022, the Italian government passed a further decree which, amongst other provisions, delegated administration and collection to the provincial level for the years 2015 – 2018. The Italy medical device tax represents variable consideration in the form of a retroactive discount potentially owed to the customer, which is ultimately the Italian government. The Company is challenging the imposition of the medical device tax in Italy, as have many other medical device companies, on the ground that the law was never implemented properly with regulations. While the Company is informed that its position is well-grounded in the law, there can be no assurance that the Company will prevail. In January 2023, the Italian government postponed the due date for payment of the tax to allow time for Italian courts to rule on the constitutionality of the law. No amounts have been remitted to date.

From time to time, we are also subject to negligence and other claims arising out of the ordinary conduct of our business, including, for example, automobile or other accidents our employees may experience within the course of their employment or otherwise and which may, on occasion, involve potentially significant personal injuries or other exposures. In the first quarter of 2023, the Company reached an agreement to settle one such personal injury lawsuit. The settlement is covered by the Company’s insurance coverage and did not have a material impact on our financial position or results of operations.

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

Forward-Looking Statements are not Guarantees of Future Performance

Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include those identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the following, among others:

•general economic and business conditions, including, without limitation, a potential economic downturn, supply chain challenges and constraints, including the availability and cost of materials, the effects of inflation, and increased interest rates;
•compliance with and changes in regulatory requirements;
•the failure of any enterprise-wide software programs or information technology systems, or potential disruption associated with updating or implementing new software programs or information technology systems;
•the risk of an information security breach, including a cybersecurity breach;
•the COVID-19 global pandemic, which poses risks to our business, financial condition and results of operations as the pandemic and government and hospital responses to it, continue;
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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Risk Factors” and “Business” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

CONMED Corporation (“CONMED”, the “Company”, “we” or “us”) is a medical technology company that provides devices and equipment for surgical procedures. The Company’s products are used by surgeons and other healthcare professionals in a variety of specialties including orthopedics, general surgery, gynecology, thoracic surgery and gastroenterology.

Our product lines consist of orthopedic surgery and general surgery. Orthopedic surgery consists of sports medicine instrumentation and small bone, large bone and specialty powered surgical instruments as well as imaging systems for use in minimally invasive surgery procedures and service fees related to the promotion and marketing of sports medicine allograft tissue. General surgery consists of a complete line of endo-mechanical instrumentation for minimally invasive laparoscopic and gastrointestinal procedures, smoke evacuation devices, a line of cardiac monitoring products as well as electrosurgical generators and related instruments. These product lines as a percentage of consolidated net sales are as follows:

	Three Months Ended March 31,
	2023	2022
Orthopedic surgery	44%	44%
General surgery	56%	56%
Consolidated net sales	100%	100%

A significant amount of our products are used in surgical procedures with approximately 84% of our revenues derived from the sale of single-use products. Our capital equipment offerings also facilitate the ongoing sale of related single-use products and accessories, thus providing us with a recurring revenue stream. We manufacture substantially all of our products in facilities located in the United States and Mexico. We market our products both domestically and internationally directly to customers and through distributors. International sales approximated 44% and 46% of our consolidated net sales during the three months ended March 31, 2023 and 2022, respectively.

Business Environment

The Company has been and continues to be impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continuously work with suppliers to mitigate these impacts; however, we expect these challenges to continue through 2023. This will likely impact our results of operations.

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

During the fourth quarter of 2022, we implemented a warehouse management system to increase capacity and efficiency, however this also caused significant delays in shipping and increased costs. During the first quarter of 2023, we made significant progress and improvement with the performance of our warehouse management system and the shipping delays that existed at year-end 2022 were substantially reduced. However, we continue to incur certain incremental costs as a result of the implementation and there remains a risk of loss of sales and customers as a result of the shipping disruptions which occurred.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to goodwill and intangible assets, contingent consideration and our pension benefit obligation.

Consolidated Results of Operations

The following table presents, as a percentage of net sales, certain categories included in our consolidated condensed statements of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	47.4	43.9
Gross profit	52.6	56.1
Selling and administrative expense	44.0	42.5
Research and development expense	4.2	4.4
Income from operations	4.3	9.3
Interest expense	3.5	2.1
Income before income taxes	0.8	7.2
Provision for income taxes	0.2	1.0
Net income	0.6%	6.2%

Net Sales

The following table presents net sales by product line for the three months ended March 31, 2023 and 2022:

	Three Months Ended
			% Change
	2023	2022	As Reported	Impact of Foreign Currency	Constant Currency
Orthopedic surgery	$131.2	$107.5	22.0%	4.0%	26.0%
General surgery	164.3	134.8	21.9%	2.5%	24.4%
Net sales	$295.5	$242.3	21.9%	3.2%	25.1%

Single-use products	$249.3	$201.5	23.7%	3.2%	26.9%
Capital products	46.2	40.8	13.0%	3.3%	16.3%
Net sales	$295.5	$242.3	21.9%	3.2%	25.1%

Net sales increased 21.9% in the three months ended March 31, 2023 compared to the same period a year ago as we made significant progress and improvement with the performance of our warehouse management system and the shipping delays that existed at year-end 2022 were substantially reduced in the quarter. Further contributing to sales growth in the first quarter were $13.6 million in sales from the recently acquired In2Bones and Biorez products and increases in our existing product lines.

•Orthopedic surgery sales increased 22.0% in the three months ended March 31, 2023 as a result of the recently acquired In2Bones and Biorez products and increases in our orthopedic product offerings.

•General surgery sales increased 21.9% in the three months ended March 31, 2023 on growth in our AirSeal, Buffalo Filter and other surgical product offerings.

Cost of Sales

Cost of sales increased to $140.1 million in the three months ended March 31, 2023 as compared to $106.3 million in the three months ended March 31, 2022. Gross profit margins decreased 350 basis points to 52.6% in the three months ended March 31, 2023 as compared to 56.1% in the three months ended March 31, 2022. Decreases in gross profit margins are driven by cost increases, inflation in raw materials, freight and other costs of production. In addition, during the three months ended March 31, 2023, we incurred costs for the amortization of inventory step-up to fair value of $2.1 million related to the In2Bones acquisition, $1.1 million in consulting fees related to a cost improvement initiative and $1.0 million in severance related to the elimination of certain positions.

Selling and Administrative Expense

Selling and administrative expense increased to $130.1 million in the three months ended March 31, 2023 as compared to $102.9 million in the three months ended March 31, 2022. Selling and administrative expense as a percentage of net sales increased to 44.0% in the three months ended March 31, 2023 as compared to 42.5% in the three months ended March 31, 2022. The increase in selling and administrative expense as a percentage of net sales for the three months ended March 31, 2023 was primarily driven by:

•$4.4 million in costs related to fair value adjustments to contingent consideration;
•$4.3 million in costs related to the implementation of a new warehouse management system. These costs mainly consisted of incremental freight, labor and travel costs as well as professional fees; and
•$1.6 million in costs consisting of severance related to the elimination of certain positions.

These increases are offset by lower ongoing selling and administrative expenses as a percentage of revenue as we leverage our existing selling and administrative structure.

Research and Development Expense

Research and development expense increased to $12.5 million in the three months ended March 31, 2023 as compared to $10.7 million in the three months ended March 31, 2022. As a percentage of net sales, research and development expense decreased 20 basis points to 4.2% in the three months ended March 31, 2023 as compared to 4.4% in the three months ended March 31, 2022. The lower spend as a percentage of sales for the three months ended March 31, 2023 was mainly driven by higher sales in the three months ended March 31, 2023 compared to the prior year period.

Interest Expense

Interest expense increased to $10.3 million in the three months ended March 31, 2023 from $5.0 million in the three months ended March 31, 2022. The weighted average interest rates on our borrowings increased to 3.14% in the three months ended March 31, 2023 as compared to 2.22% in the three months ended March 31, 2022. The increase in interest expense in the three months ended March 31, 2023 is primarily driven by the issuance of the 2.250% Notes in June 2022 as well as higher interest rates on our senior credit agreement.

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

Income tax expense has been recorded at an effective tax rate of 25.6% for the three months ended March 31, 2023 compared to an income tax expense at an effective tax rate of 14.2% for the three months ended March 31, 2022. The higher effective tax rate for the three months ended March 31, 2023 as compared to the same period in the prior year was primarily the result of the lower income in 2023 incurring a higher percentage of tax expense and a reduction in discrete tax benefit relating to stock option exercises. The three months ended March 31, 2023 and 2022 included discrete income tax benefit from stock option exercises which reduced the effective tax rate by 2.4% and 9.8%, respectively. A reconciliation of the United States statutory income tax rate to our effective tax rate is included in our Annual Report on Form 10-K for the year ended December 31, 2022 under Note 9 to the consolidated financial statements.

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

Operating cash flows

Our net working capital position was $289.4 million at March 31, 2023.  Net cash used in operating activities was $3.8 million in the three months ended March 31, 2023 and net cash provided by operating activities was $0.3 million in the three months ended March 31, 2022, generated on net income of $1.8 million and $15.0 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in operating cash flows is primarily due to lower net income in the three months ended March 31, 2023, compared to the prior year period. Significant changes in assets and liabilities affecting cash flows in the three months ended March 31, 2023 include the following:

•A decrease in cash flows from accounts receivable based on the timing of sales and cash receipts;
•An increase in cash flows from accounts payable due to the timing of payments; and
•A decrease in cash flows from accrued compensation and benefits as a result of incentive compensation payments.

Investing cash flows

Net cash used in investing activities in the three months ended March 31, 2023 increased $0.6 million from the same period a year ago primarily due to capital expenditures being higher at $4.3 million in the three months ended March 31, 2023 compared to $3.7 million in the same period a year ago.

Financing cash flows

Net cash provided by financing activities in the three months ended March 31, 2023 was $5.4 million compared to net cash provided by financing activities of $7.5 million during 2022. Below is a summary of the significant financing activities impacting the change during the three months ended March 31, 2023 compared to 2022:

•We had net borrowings on our revolving line of credit of $9.0 million, compared to net borrowings of $11.0 million during the three months ended March 31, 2022.
•We had net payments on our term loan of $3.0 million during the three months ended March 31, 2022.
•We paid $0.8 million in contingent consideration related to a prior acquisition during the three months ended March 31, 2022.
•We had net cash proceeds of $3.4 million related to stock issued under employee plans for the three months ended March 31, 2023 compared to $8.0 million in the same period a year ago.

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

The Company is also being impacted by the macro-economic environment and we are experiencing higher manufacturing and operating costs caused by inflationary pressures and ongoing supply chain challenges. We continue to monitor our spending and expenses in light of these factors. However, we may need to take further steps to reduce our costs, or to refinance our debt. See “Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion.

There were $134.6 million in borrowings outstanding on the term loan facility as of March 31, 2023. There were $79.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2023. Our available borrowings on the revolving credit facility at March 31, 2023 were $504.2 million with approximately $1.8 million of the facility set aside for outstanding letters of credit.

The seventh amended and restated senior credit agreement is collateralized by substantially all of our personal property and assets. The seventh amended and restated senior credit agreement contains covenants and restrictions which, among other things, require the maintenance of certain financial ratios and restrict dividend payments and the incurrence of certain indebtedness and other activities, including acquisitions and dispositions. We were in full compliance with these covenants and restrictions as of March 31, 2023. We are also required, under certain circumstances, to make mandatory prepayments from net cash proceeds from any issuance of equity and asset sales.

See Note 11 for further information on our financing agreements and outside debt obligations.

Our Board of Directors has authorized a $200.0 million share repurchase program. Through March 31, 2023, we have repurchased a total of 6.1 million shares of common stock aggregating $162.6 million under this authorization and have $37.4 million remaining available for share repurchases. The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time. We may suspend or discontinue the share repurchase program at any time. We have not purchased any shares of common stock under the share repurchase program during 2023. We have financed the repurchases and may finance additional repurchases through operating cash flow and from available borrowings under our revolving credit facility.

New accounting pronouncements

See Note 3 to the consolidated condensed financial statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our primary market risk exposures or in how these exposures are managed during the three months ended March 31, 2023.  Reference is made to Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of Qualitative and Quantitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by CONMED Corporation’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and to Note 15 of the Notes to Consolidated Condensed Financial Statements included in Part I of this Report for a description of certain legal matters.

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
April 27, 2023